Form 10-Q
period 1994-03-31
ACNB CORP
filed 1994-05-05
CIK 715579

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For quarter ended March 31, 1994           Commission file no. 0-11783
                             __________________
                              ACNB CORPORATION
           (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                23-2233457
(state or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA               17325
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: 717-334-3161


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes--X No--.


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



           CLASS                     OUTSTANDING AT MARCH 31, 1994
Common Stock ($5.00 par value)                 2,673,918

                                ACNB CORPORATION
                                     INDEX


                                                           Page No.
Part I. Financial Information
        Consolidated Condensed Balance Sheets
        March 31, 1994 and December 31, 1993 and
        March 31, 1993                                       3


        Consolidated Condensed Statements of Income
        Three Months Ended March 31, 1994 and 1993           4


        Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1994 and 1993           5


        Notes to Consolidated Condensed Financial
        Statements                                           6-7


        Management's Discussion and Analysis of the
        Financial Condition and Results of Operations        8-10


Part II.Other Information                                    11

                    PART I    FINANCIAL INFORMATION
                    ACNB CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CONDITION


                                                              March 31    December 31   March 31
                                                                1994         1993         1993
ASSETS                                                                  (000 omitted)
  Cash and Due from Banks                                      12,738       15,970       11,168
  Investment Securities
    U.S. Treasury                                             109,463      118,982       90,077
    U.S. Government Agencies and
    Corporations                                               37,725       23,787       22,249
    State and Municipal                                         2,889        1,296        1,405
    Other Investments                                           2,733        3,737        7,365
                                                             --------     --------     --------
  Total Investment Securities                                 152,810      147,802      121,096

  Federal Funds Sold                                           17,675       17,060       14,340
  Loans                                                       282,358      283,298      290,734
    Less: Reserve for Loan Losses                              (3,415)      (3,581)      (3,491)
                                                             --------     --------     --------
  Net Loans                                                   278,943      279,717      287,243

  Premises and Equipment                                        5,526        5,384        4,354
  Other Real Estate                                               663          850          936
  Other Assets                                                  5,563        4,632        4,982
                                                             --------     --------     --------
TOTAL ASSETS                                                 $473,918     $471,415     $444,119
                                                             ========     ========     ========
LIABILITIES
  Deposits
    Noninterest Bearing                                        35,318       37,042       29,292
    Interest Bearing                                          379,211      375,644      363,218
                                                             --------     --------     --------
  Total Deposits                                              414,529      412,686      392,510

  Securities Sold Under Agreement
  To Repurchase                                                 8,969       10,802        4,715
  Demand Notes U.S. Treasury                                      450          450          450
  Other Liabilities                                             3,189        1,615        3,332
                                                             --------     --------     --------
TOTAL LIABILITIES                                             427,137      425,553      401,007

SHAREHOLDERS EQUITY
  Common Stock ($5 par value)
  10,000,000 shares authorized:
  2,673,918 shares issued and
  outstanding at 12/31/93                                      13,370       13,370       13,370
  Surplus                                                       5,002        5,002        5,002
  Retained Earnings                                            28,409       27,490       24,740
                                                             --------     --------     --------
TOTAL SHAREHOLDERS EQUITY                                      46,781       45,862       43,112

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                                       $473,918     $471,415     $444,119
                                                             ========     ========     ========

See accompanying notes to financial statements.

                    ACNB CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                March 31
                                                       1994                  1993
                                                             (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                              5,669                  6,306
  Interest and Dividends on
  Investment Securities                               1,755                  1,703
  Interest on Federal Funds Sold                        146                    121
  Interest on Balances with
  Depository Institutions                                38                     48
                                                      -----                  -----
TOTAL INTEREST INCOME                                 7,608                  8,178

INTEREST EXPENSE
  Deposits                                            3,070                  3,552
  Other Borrowed Funds                                   77                     34
                                                      -----                  -----
TOTAL INTEREST EXPENSE                                3,147                  3,586

NET INTEREST INCOME                                   4,461                  4,592
  Provision for Loan Losses                               0                    105

NET INTEREST INCOME AFTER PROVISION                   -----                  -----
FOR LOAN LOSSES                                       4,461                  4,487

OTHER INCOME
  Trust Department                                       65                     44
  Service Charges on Deposit Accounts                   120                    142
  Other Operating Income                                240                    169
  Securities Gains                                        0                     93
                                                      -----                  -----
TOTAL OTHER INCOME                                      425                    448

OTHER EXPENSES
  Salaries and Employee Benefits                      1,291                  1,209
  Premises and Fixed Assets                             369                    285
  Other Expenses                                        749                    725
                                                      -----                  -----
TOTAL OTHER EXPENSE                                   2,409                  2,219

INCOME BEFORE INCOME TAX                              2,477                  2,716
  Applicable Income Tax                                 782                    913
                                                      -----                  -----
NET INCOME                                           $1,695                 $1,803
                                                      =====                  =====

EARNINGS PER SHARE*                                   $0.63                  $0.67
DIVIDENDS PER SHARE*                                   0.29                   0.27

*Based on 2,673,918 shares outstanding in 1994 and 1993.

See accompanying notes to financial statements.

                    ACNB CORPORATION AND SUBSIDIARY
                        STATEMENT OF CASH FLOWS

                                                               Three months ended
                                                                     Mar 31
                                                                1994         1993
                                                                  (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                 7,461        8,619
Fees and Commissions Received                                     524          585
Interest Paid                                                  (2,421)      (2,938)
Cash Paid to Suppliers and Employees                           (2,575)      (2,485)
Income Taxes Paid                                                   0         (155)
Net Cash Provided by Operating Activities                       2,989        3,626

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                 20,061       13,473
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                             (25,610)     (13,644)
Principal Collected on Loans                                   20,756       22,598
Loans Made to Customers                                       (19,798)     (25,380)
Capital Expenditures                                             (250)        (304)
Net Cash Used in Investing Activities                          (4,841)      (3,257)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                3,041       (2,417)
Proceeds from Sale of Certificates of Deposit                   3,421        3,468
Payments for Maturing Certificates of Deposit                  (6,452)     (10,553)
Dividends Paid                                                   (775)        (722)
Net Cash Provided by Financing Activities                        (765)     (10,224)
Net Increase in Cash and Cash Equivalents                      (2,617)      (9,855)
Cash and Cash Equivalents:  Beginning of Period                33,030       35,363
                            End of Period                      30,413       25,508

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                      1,695        1,803
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                     111          100
Provision for Possible Credit Losses                                0          105
Provision for Deferred Taxes                                      (67)         209
Amortization of Investment Securities Premiums                    507          512
Increase (Decrease) in Taxes Payable                              849          549
(Increase) Decrease in Interest Receivable                       (555)          66
Increase (Decrease) in Interest Payable                           726          648
Increase (Decrease) in Accrued Expenses                           233          134
(Increase) Decrease in Other Assets                              (507)        (486)
Increase (Decrease) in Deferred Loan Production Costs              (3)         (14)
Net Cash Provided by Operating Activities                       2,989        3,626

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                    ACNB CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 1994 and 1993 and December 31, 1993 and the results of its operations for the three months ended March 31, 1994 and 1993 and changes in financial position for the three months then ended. All such adjust-ments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1993 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.


2. The book and approximate market values of securities owned at March 31, 1994 and December 31, 1993 were as follows:

                                                                      3/31/94                    12/31/93
                                                             Amortized       Fair        Amortized       Fair
                                                               Cost          Value         Cost          Value
                                                                                (000 omitted)
   U.S. Treasury                                              109,463       108,497       118,982       119,379
   U.S. Government Agencies
   and Corporations                                            37,725        37,314        23,787        23,821
   State and Municipal                                          2,889         2,887         1,296         1,301
   Other Investments                                            2,733         2,745         3,737         3,767
                                                              -------       -------       -------       -------
   TOTAL                                                     $152,810      $151,443      $147,802      $148,268
                                                              =======       =======       =======       =======

   Income earned on investment securities was as follows:

                                                                    Three Months Ended March 31
                                                                 1994                        1993
                                                                          (000 omitted)
   U.S. Treasury                                                1,321                       1,319
   U.S. Government Agencies
   and Corporations                                               373                         239
   State and Municipal                                             34                          23
   Other Investments                                               27                         122
                                                               ------                      ------
                                                               $1,755                      $1,703
                                                               ======                      ======

3. Gross loans are summarized as follows:

                                                              March 31                   December 31
                                                                1994                        1993
                                                                        (000 omitted)
   Real Estate                                                251,510                     250,242
   Real Estate Construction                                     4,300                       4,791
   Commercial and Industrial                                   13,003                      14,100
   Consumer                                                    17,231                      17,950
                                                              -------                     -------
   Gross Loans                                                286,044                     287,083
   Less: Unearned Discount                                      3,686                       3,785
                                                             --------                    --------
   Total Loans                                               $282,358                    $283,298
                                                             ========                    ========

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares out-standing for the three month periods ended March 31, 1994 and 1993 were 2,673,918.


5. Dividends per share were $0.29 and $0.27 for the three month periods ended March 31, 1994 and 1993 respectively. This represented a 46.0% payout of net income in 1994 and a 40.3% payout in 1993.


6. The results of operations for the three month periods ended March
   31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first three months of 1994 was $1,695,000, a decrease of 6.0% from $1,803,000 in 1993. Return on Average Total Assets was 1.43% for the first three months of 1994 compared with 1.62% for the same period of 1993. Return on Average Shareholders Equity was 14.55% for the three months ended March 31, 1994 compared with 16.84% for 1993.

The decline in 1994 earnings, compared to the same period in 1993, is due to weaker net interest income, lack of securities gains, and increased other expenses. Net interest income is down $131,000 for the first three months of 1994 compared to 1993, securities gains are down $93,000 from last year's total, and other expenses (salaries and fixed assets) are up $190,000.

The Corporation is facing intensified competition in its search for residential mortgages and has been unable to increase loan totals for the past several years. This has taken its toll on net interest margin and that measure has dropped 37 basis points compared to first quarter of 1993. This, coupled with a lack of securities gains and increased expenses, will continue to put pressure on earnings throughout 1994.

Earnings per share was $.63 in 1994 and $.67 in 1993, while the dividend increased from $.27 to $.29 in 1994.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(Taxable equivalent)


                                                        Three months Ended
                                                         3/31/94  3/31/93

                                                            Rate     Rate
Earning Assets                                             6.71%    7.66%
Interest Bearing Liabilities                               3.24     3.89

Interest Rate Spread                                       3.47     3.77

Interest Expense as a % of earning assets                  2.76     3.34

Net Yield on Earning Assets                                3.95     4.32


Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The rate on earning assets is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt items such as interest on municipal securities. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets for the first three months of 1994 was down 37 basis points compared to the same period in 1993. This is a direct result of lower loan demand and increased competition in the Corporation's home mortgage market. Until loan volume recovers, and the bank can book higher yielding assets, net yield on earning assets will remain under pressure.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES


Reserve for Possible Loan Losses
(In thousands)                           Three Months Ended
                                         3/31/94    3/31/93
Balance at Beginning of Period             3,581      2,417
Provision Charged to Expense                   0        105
Loans Charged Off                            193         35
Recoveries                                    27          4

Balance at End of Period                   3,415      3,491

Ratios:
Net Charge-offs to:
  Net Income                                9.79%      1.72%
  Total Loans                                .06        .01
  Reserve for Possible Loan Losses          4.86        .89

Reserve for Possible Loan Losses to:
  Total Loans                               1.21       1.20

The Reserve for Possible Loan Losses at March 31, 1994 totaled $3,415,000 (1.21% of Total Loans), a decrease of $76,000 from $3,491,000 (1.20% of Total Loans) at the end of the first three months of 1993. Loans past due 90 days and still accruing amounted to $2,795,000 and non-accrual loans totaled $1,032,000 as of 3/31/94.The ratio of non-performing assets plus other real estate owned to total assets was .95% at 3/31/94. $454,000 of the bank's other real estate total of $663,000 has been sold and represents interest paying loans but are carried here for regulatory purposes. All other properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,614,000 at yearend 1993 while non-accruals stood at $977,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,005,000 in non-accrual loans, was approximately $19,000 for the first three months of 1994.

CAPITAL MANAGEMENT


Total Shareholders' Equity amounted to $46,781,000 at 3/31/94 compared to $43,112,000 at 3/31/93, an increase of $3,669,000 or 8.5% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.71% at 3/31/93, 9.73% at 12/31/93, and 9.87% at 3/31/94. The leverage ratio was 9.89% at 3/31/94 while the total risk-based capital ratio was 22.51% at year end 1993.


LIQUIDITY AND INTEREST RATE SENSITIVITY


The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 17.9% of total assets at 3/31/94. This mix of assets would be readily available for funding any cash requirements.

As of 3/31/94 rate sensitive assets were 117% of rate sensitive liabilities at one month, 97% at six months, and 118% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. The core deposit portion of passbook savings and NOW accounts are carried in the over one year category while the rate sensitive amount is spread over the one month and six month categories.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1994.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACNB CORPORATION


                                     /s/ Ronald L. Hankey
April 29, 1994                       ------------------------------
 (date)                              Ronald L. Hankey
                                     President


                                     /s/ John W. Krichten
                                     ------------------------------
                                     John W. Krichten
                                     Secretary/Treasurer