Form 10-Q
period 1994-06-30
ACNB CORP
filed 1994-08-08
CIK 715579

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For quarter ended June 30, 1994           Commission file no. 0-11783
                              ------------------
                               ACNB CORPORATION
            (Exact name of registrant as specified in its charter)

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



           CLASS                     OUTSTANDING AT JUNE 30, 1994
Common Stock ($5.00 par value)                 2,673,918

                               ACNB CORPORATION
                                     INDEX


                                                           Page No.

Part I. Financial Information
        Consolidated Condensed Balance Sheets
        June 30, 1994 and December 31, 1993 and
        June 30, 1993                                        3


        Consolidated Condensed Statements of Income
        Six Months Ended June 30, 1994 and 1993              4


        Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1994 and 1993              5


        Notes to Consolidated Condensed Financial
        Statements                                           6-7


        Management's Discussion and Analysis of the
        Financial Condition and Results of Operations        8-10


Part II.Other Information                                    11

                    PART I    FINANCIAL INFORMATION
                    ACNB CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CONDITION

                                      June 30    December 31   June 30
                                        1994        1993         1993
                                                (000 omitted)
ASSETS
  Cash and Due from Banks               12,983         15,970    10,626
  Investment Securities
    U.S. Treasury                       98,011        118,982   101,294
    U.S. Government Agencies and
    Corporations                        46,001         23,787    17,098
    State and Municipal                  2,635          1,296     1,347
    Other Investments                    2,728          3,737     5,351
                                      --------       --------  --------
  Total Investment Securities          149,375        147,802   125,090

  Federal Funds Sold                    15,100         17,060    23,150
  Loans                                284,893        283,298   288,903
    Less: Reserve for Loan Losses       (3,397)        (3,581)   (3,533)
                                      --------       --------  --------
  Net Loans                            281,496        279,717   285,370

  Premises and Equipment                 5,828          5,384     4,603
  Other Real Estate                        565            850       843
  Other Assets                           4,721          4,632     4,691
                                      --------       --------  --------
TOTAL ASSETS                          $470,068       $471,415  $454,373
                                      ========       ========  ========
LIABILITIES
  Deposits
    Noninterest Bearing                 37,415         37,042    31,859
    Interest Bearing                   374,987        375,644   371,284
                                      --------       --------  --------
  Total Deposits                       412,402        412,686   403,143

  Securities Sold Under Agreement
  To Repurchase                          7,919         10,802     4,823
  Demand Notes U.S. Treasury               450            450       450
  Other Liabilities                      1,582          1,615     1,819
                                      --------       --------  --------
TOTAL LIABILITIES                      422,353        425,553   410,235

SHAREHOLDERS EQUITY
  Common Stock ($5 par value)
  10,000,000 shares authorized:
  2,673,918 shares issued and
  outstanding at 6/30/94                13,370         13,370    13,370
  Surplus                                5,002          5,002     5,002
  Retained Earnings                     29,343         27,490    25,766
                                      --------       --------  --------
TOTAL SHAREHOLDERS EQUITY               47,715         45,862    44,138

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                $470,068       $471,415  $454,373
                                      ========       ========  ========


See accompanying notes to financial statements.

                    ACNB CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months End Six Months Ended
                                               June 30         June 30
                                            1994    1993    1994    1993
                                            (000 omitted)   (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                    5,631   6,360  11,300  12,666
  Interest and Dividends on
  Investment Securities                     1,849   1,625   3,604   3,328
  Interest on Federal Funds Sold              112     135     258     256
  Interest on Balances with
  Depository Institutions                      36      45      74      93
                                            -----   -----  ------  ------
TOTAL INTEREST INCOME                       7,628   8,165  15,236  16,343

INTEREST EXPENSE
  Deposits                                  2,959   3,458   6,029   7,010
  Other Borrowed Funds                         69      45     146      79
                                            -----   -----   -----  ------
TOTAL INTEREST EXPENSE                      3,028   3,503   6,175   7,089

NET INTEREST INCOME                         4,600   4,662   9,061   9,254
  Provision for Loan Losses                     0     105       0     210

NET INTEREST INCOME AFTER PROVISION         -----   -----   -----  ------
FOR LOAN LOSSES                             4,600   4,557   9,061   9,044

OTHER INCOME
  Trust Department                             74      51     139      95
  Service Charges on Deposit Accounts         171     146     291     288
  Other Operating Income                       75     150     315     319
  Securities Gains                              0       0       0      93
                                            -----   -----   -----  ------
TOTAL OTHER INCOME                            320     347     745     795

OTHER EXPENSES
  Salaries and Employee Benefits            1,267   1,240   2,558   2,449
  Premises and Fixed Assets                   322     291     691     576
  Other Expenses                              770     731   1,519   1,456
                                            -----   -----   -----  ------
TOTAL OTHER EXPENSE                         2,359   2,262   4,768   4,481

INCOME BEFORE INCOME TAX                    2,561   2,642   5,038   5,358
  Applicable Income Tax                       852     894   1,634   1,807
                                            -----   -----   -----  ------
NET INCOME                                 $1,709  $1,748  $3,404  $3,551
                                            =====   =====   =====  ======

EARNINGS PER SHARE*                         $0.64   $0.65   $1.27   $1.33
DIVIDENDS PER SHARE*                         0.29    0.27   $0.58    0.54


*Based on 2,673,918 shares outstanding in 1994 and 1993.

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS

                                                            Six months ended
                                                                 June 30
                                                           1994          1993
                                                              (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Interest and Dividends Received                           15,902        17,251
Fees and Commissions Received                                954         1,061
Interest Paid                                             (6,339)       (7,255)
Cash Paid to Suppliers and Employees                      (4,445)       (4,315)
Income Taxes Paid                                         (1,565)       (1,885)
Net Cash Provided by Operating Activities                  4,507         4,857

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks            33,032        32,605
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                        (35,610)      (37,270)
Principal Collected on Loans                              46,611        51,729
Loans Made to Customers                                  (48,111)      (52,662)
Capital Expenditures                                        (658)         (641)
Net Cash Used in Investing Activities                     (4,736)       (6,239)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                           6,153        15,749
Proceeds from Sale of Certificates of Deposit              5,758         7,015
Payments for Maturing Certificates of Deposit            (15,078)      (21,525)
Dividends Paid                                            (1,551)       (1,444)
Net Cash Provided by Financing Activities                 (4,718)         (205)
Net Increase in Cash and Cash Equivalents                 (4,947)       (1,587)
Cash and Cash Equivalents:  Beginning of Period           33,030        35,363
                            End of Period                 28,083        33,776
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                 3,404         3,551
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                220           200
Provision for Possible Credit Losses                           0           210
Provision for Deferred Taxes                                 (67)           18
Amortization of Investment Securities Premiums               989           920
Increase (Decrease) in Taxes Payable                         136           (96)
(Increase) Decrease in Interest Receivable                  (114)          254
Increase (Decrease) in Interest Payable                     (164)         (166)
Increase (Decrease) in Accrued Expenses                      196           101
(Increase) Decrease in Other Assets                          (87)         (109)
Increase (Decrease) in Deferred Loan Production Costs         (6)          (26)
Net Cash Provided by Operating Activities                  4,507         4,857


DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                    ACNB CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 1994 and 1993 and December 31, 1993 and the results of its operations for the six months ended June 30, 1994 and 1993 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1993 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.


2. The book and approximate market values of securities owned at June 30, 1994 and December 31, 1993 were as follows:

                                         6/30/94                12/31/93
                                 Amortized     Fair      Amortized     Fair
                                   Cost        Value       Cost        Value
                                                  (000 omitted)
   U.S. Treasury                   98,011      96,230      118,982     119,379
   U.S. Government Agencies
   and Corporations                46,001      45,101       23,787      23,821
   State and Municipal              2,635       2,627        1,296       1,301
   Other Investments                2,728       2,731        3,737       3,767
                                  -------     -------      -------     -------
   TOTAL                         $149,375    $146,689     $147,802    $148,268
                                  =======     =======      =======     =======

   Income earned on investment securities was as follows:

                                Six Months Ended June 30
                                  1994             1993
                                      (000 omitted)
   U.S. Treasury                 2,566            2,574
   U.S. Government Agencies
   and Corporations                917              490
   State and Municipal              55               43
   Other Investments                66              221
                                ------           ------
                                $3,604           $3,328
                                ======           ======

3. Gross loans are summarized as follows:


                                    June 30              December 31
                                      1994                  1993
                                            (000 omitted)
   Real Estate                        254,555             250,242
   Real Estate Construction             4,701               4,791
   Commercial and Industrial           12,340              14,100
   Consumer                            17,067              17,950
                                     --------            --------
   Gross Loans                        288,663             287,083
   Less: Unearned Discount              3,770               3,785
                                     --------            --------
   Total Loans                       $284,893            $283,298
                                     ========            ========


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 1994 and 1993 were 2,673,918.


5. Dividends per share were $0.58 and $0.54 for the six month periods ended June 30, 1994 and 1993 respectively. This represented a 45.7% payout of net income in 1994 and a 40.6% payout in 1993.


6. The results of operations for the six month periods ended June
   30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first six months of 1994 was $3,404,000, a decrease of 4.1% from $3,551,000 in 1993. Return on Average Total Assets was 1.44% for the first six months of 1994 compared with 1.58% for the same period of 1993. Return on Average Shareholders Equity was 14.48% for the six months ended June 30, 1994 compared with 16.37% for 1993.

The decline in 1994 earnings, compared to the same period in 1993, is due to weaker net interest income, lack of securities gains, and increased other expenses. Net interest income is down $193,000 for the first six months of 1994 compared to 1993, securities gains are down $93,000 from last year's total, and other expenses (salaries and fixed assets) are up $287,000.

The Corporation is facing intensified competition in its search for residential mortgages and has been unable to increase loan totals for the past several years. This has taken its toll on net interest margin and that measure has dropped 31 basis points compared to the first half of 1993. This, coupled with a lack of securities gains and increased expenses, will continue to put pressure on earnings throughout 1994.

Earnings per share was $1.27 in 1994 and $1.33 in 1993, while the dividend increased from $.54 to $.58 in 1994.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(Taxable equivalent)
                                                                Six months Ended
                                                               6/30/94   6/30/93

                                                                 Rate      Rate
Earning Assets                                                   6.71%     7.59%
Interest Bearing Liabilities                                     3.18      3.82

Interest Rate Spread                                             3.53      3.77

Interest Expense as a % of earning assets                        2.71      3.28

Net Yield on Earning Assets                                      4.00      4.31


Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The rate on earning assets is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt items such as interest on municipal securities. The Net Yield on Earnings Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets for the first six months of 1994 was down 31 basis points compared to the same period in 1993. This is a direct result of lower loan demand and increased competition in the Corporation's home mortgage market. Until loan volume recovers, and the bank can book higher yielding assets, net yield on earning assets will remain under pressure.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

Reserve for Possible Loan Losses
(In thousands)                                        Six Months Ended
                                                      6/30/94  6/30/93

Balance at Beginning of Period                          3,581    3,417
Provision Charged to Expense                                0      210
Loans Charged Off                                         218      112
Recoveries                                                 34       18

Balance at End of Period                                3,397    3,533

Ratios:
Net Charge-offs to:
  Net Income                                            5.41%    2.65%
  Total Loans                                            .06      .03
  Reserve for Possible Loan Losses                      5.42     2.66

Reserve for Possible Loan Losses to:
  Total Loans                                           1.19     1.22

The Reserve for Possible Loan Losses at June 30, 1994 totaled $3,397,000 (1.19% of Total Loans), a decrease of $136,000 from $3,533,000 (1.22% of Total Loans) at the end of the first six months of 1993. Loans past due 90 days and still accruing amounted to $1,798,000 and non-accrual loans totaled $1,014,000 as of 6/30/94. The ratio of non-performing assets plus other real estate owned to total assets was .72% at 6/30/94. $454,000 of the bank's other real estate total of $565,000 has been sold and represents interest paying loans but are carried here for regulatory purposes. All other properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,614,000 at yearend 1993 while non-accruals stood at $977,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,008,000 in non-accrual loans, was approximately $40,000 for the first six months of 1994.

CAPITAL MANAGEMENT


Total Shareholders' Equity amounted to $47,715,000 at 6/30/94 compared to $44,138,000 at 6/30/93, an increase of $3,577,000 or 8.1% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.71% at 6/30/93, 9.73% at 12/31/93, and 10.15% at 6/30/94. The leverage ratio was 10.06% at 6/30/94 while the total risk-based capital ratio was 22.51% at year end 1993.


LIQUIDITY AND INTEREST RATE SENSITIVITY


The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 22.5% of total assets at 6/30/94. This mix of assets would be readily available for funding any cash requirements.

As of 6/30/94 rate sensitive assets were 108% of rate sensitive liabilities at one month, 96% at six months, and 121% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. The core deposit portion of passbook savings and NOW accounts are carried in the over one year category while the rate sensitive amount is spread over the one month and six month categories.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three month period ended June 30, 1994.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACNB CORPORATION


August 2, 1994                       ------------------------------
   (date)                            Ronald L. Hankey
                                     President


                                     ------------------------------
                                     John W. Krichten
                                     Secretary/Treasurer