Form 10-Q
period 1994-09-30
ACNB CORP
filed 1994-11-03
CIK 715579

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For quarter ended Sept 30, 1994                Commission file no. 0-11783
                              __________________
                               ACNB CORPORATION

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X  No    .
                     ---   ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



           CLASS                              OUTSTANDING AT SEPT 30, 1994
Common Stock ($5.00 par value)                          2,673,918

                               ACNB CORPORATION
                                     INDEX



                                                                        Page No.
Part I. Financial Information
        Consolidated Condensed Balance Sheets
        Sept 30, 1994 and December 31, 1993 and
        Sept 30, 1993                                                      3


        Consolidated Condensed Statements of Income
        Nine Months Ended Sept 30, 1994 and 1993                           4


        Consolidated Statements of Cash Flows
        Nine Months Ended Sept 30, 1994 and 1993                           5


        Notes to Consolidated Condensed Financial
        Statements                                                        6-7


        Management's Discussion and Analysis of the
        Financial Condition and Results of Operations                     8-10


Part II.Other Information                                                 11

                        ACBN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION


                                                 Sept 30                  December 31            Sept 30
                                                  1994                       1993                 1993
                                                                        (000 omitted)
ASSETS
  Cash and Due from Banks                           13,848                     15,970               11,370
  Investment Securities
    U.S. Treasury                                  101,574                    118,982              116,216
    U.S. Government Agencies and
    Corporations                                    46,990                     23,787               21,918
    State and Municipal                              2,630                      1,296                1,347
    Other Investments                                3,231                      3,737                4,495
                                                    ------                     ------               ------
  Total Investment Securities                      154,425                    147,802              143,976

  Federal Funds Sold                                   200                     17,060                9,475
  Loans                                            294,530                    283,298              288,099
    Less: Reserve for Loan Losses                   (3,384)                    (3,581)              (3,606)
                                                   -------                    -------              -------
  Net Loans                                        291,146                    279,717              284,493

  Premises and Equipment                             5,884                      5,384                5,035
  Other Real Estate                                    828                        850                1,064
  Other Assets                                       5,552                      4,632                5,517
                                                  --------                   --------             --------
TOTAL ASSETS                                      $471,883                   $471,415             $460,930
                                                  ========                   ========             ========
LIABILITIES
  Deposits
    Noninterest Bearing                             39,647                     37,042               35,129
    Interest Bearing                               365,652                    375,644              369,169
                                                   -------                    -------              -------
  Total Deposits                                   405,299                    412,686              404,298

  Securities Sold Under Agreement
  To Repurchase and Federal Funds                   15,524                     10,802                8,407
  Demand Notes U.S. Treasury                           450                        450                  450
  Other Liabilities                                  2,011                      1,615                2,702
                                                   -------                    -------              -------
TOTAL LIABILITIES                                  423,284                    425,553              415,857

SHAREHOLDERS EQUITY
  Common Stock ($5 par value)
  10,000,000 shares authorized:
  2,673,918 shares issued and
  outstanding at 9/30/94                            13,370                     13,370               13,370
  Surplus                                            5,002                      5,002                5,002
  Retained Earnings                                 30,227                     27,490               26,701
                                                    ------                     ------               ------
TOTAL SHAREHOLDERS EQUITY                           48,599                     45,862               45,073

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                            $471,883                   $471,415             $460,930
                                                  ========                   ========             ========

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended        Nine Months Ended
                                                Sept 30                  Sept 30
                                             1994     1993            1994     1993
                                             (000 omitted)            (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                     5,757   6,154           17,057   18,820
  Interest and Dividends on
  Investment Securities                      1,786   1,606            5,390    4,934
  Interest on Federal Funds Sold               106     182              364      438
  Interest on Balances with
  Depository Institutions                       16      29               90      122
                                             -----   -----            -----    -----
TOTAL INTEREST INCOME                        7,665   7,971           22,901   24,314

INTEREST EXPENSE
  Deposits                                   3,002   3,431            9,031   10,441
  Other Borrowed Funds                          85      53              231      132
                                             -----   -----            -----    -----
TOTAL INTEREST EXPENSE                       3,087   3,484            9,262   10,573

NET INTEREST INCOME                          4,578   4,487           13,639   13,741
  Provision for Loan Losses                      0     105                0      315

NET INTEREST INCOME AFTER PROVISION          -----   -----            -----    -----
FOR LOAN LOSSES                              4,578   4,382           13,639   13,426

OTHER INCOME
  Trust Department                              64      96              203      191
  Service Charges on Deposit Accounts          154     137              445      425
  Other Operating Income                       126     142              441      461
  Securities Gains                               0       0                0       93
                                             -----   -----            -----    -----
TOTAL OTHER INCOME                             344     375            1,089    1,170

OTHER EXPENSES
  Salaries and Employee Benefits             1,289   1,212            3,847    3,661
  Premises and Fixed Assets                    309     303            1,000      879
  Other Expenses                               811     744            2,330    2,200
                                             -----   -----            -----    -----
TOTAL OTHER EXPENSE                          2,409   2,259            7,177    6,740

INCOME BEFORE INCOME TAX                     2,513   2,498            7,551    7,856
  Applicable Income Tax                        827     814            2,461    2,621
                                             -----   -----            -----    -----
NET INCOME                                  $1,686  $1,684           $5,090   $5,235
                                             =====   =====            =====    =====

EARNINGS PER SHARE*                          $0.63   $0.63            $1.90    $1.96
DIVIDENDS PER SHARE*                          0.30    0.28            $0.88     0.82


*Based on 2,673,918 shares outstanding in 1994 and 1993.

See accompanying notes to financial statements.

                        ACBN CORPORATION AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS

                                                            Nine months ended
                                                                Sept 30
                                                             1994      1993
                                                             (000 omitted)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                               23,330    25,261
Fees and Commissions Received                                  1,399     1,556
Interest Paid                                                 (9,273)   (9,905)
Cash Paid to Suppliers and Employees                          (6,714)   (6,646)
Income Taxes Paid                                             (2,421)   (2,772)
Net Cash Provided by Operating Activities                      6,321     7,494

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                36,057    39,404
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                            (44,106)  (63,647)
Principal Collected on Loans                                  68,750    74,058
Loans Made to Customers                                      (80,163)  (74,448)
Capital Expenditures                                            (823)   (1,164)
Net Cash Used in Investing Activities                        (20,285)  (25,797)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                               9,391    15,593
Proceeds from Sale of Certificates of Deposit                  9,754    10,660
Payments for Maturing Certificates of Deposit                (21,810)  (20,275)
Dividends Paid                                                (2,353)   (2,193)
Net Cash Provided by Financing Activities                     (5,018)    3,785
Net Increase in Cash and Cash Equivalents                    (18,982)  (14,518)
Cash and Cash Equivalents:  Beginning of Period               33,030    35,363
                            End of Period                     14,048    20,845

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                     5,090     5,235
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                    329       299
Provision for Possible Credit Losses                               0       315
Provision for Deferred Taxes                                     (67)       18
Amortization of Investment Securities Premiums                 1,409     1,329
Increase (Decrease) in Taxes Payable                             107      (169)
(Increase) Decrease in Interest Receivable                      (670)        5
Increase (Decrease) in Interest Payable                          (11)      668
Increase (Decrease) in Accrued Expenses                          485       257
(Increase) Decrease in Other Assets                             (345)     (428)
Increase (Decrease) in Deferred Loan Production Costs             (6)      (35)
Net Cash Provided by Operating Activities                      6,321     7,494



DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                        ACNB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of Sept 30, 1994 and 1993 and December 31, 1993 and the results of its operations for the nine months ended Sept 30, 1994 and 1993 and changes in financial position for the nine months then ended. All such adjust-ments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1993 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.


2. The book and approximate market values of securities owned at Sept 30, 1994 and December 31, 1993 were as follows:

                                                        9/30/94                12/31/93
                                                 Amortized    Fair     Amortized    Fair
                                                    Cost      Value      Cost       Value
                                                              (000 omitted)

   U.S. Treasury                                 101,574     99,741    118,982   119,379
   U.S. Government Agencies
   and Corporations                               46,990     45,978     23,787    23,821
   State and Municipal                             2,630      2,627      1,296     1,301
   Other Investments                               3,231      3,232      3,737     3,767
                                                 _______    _______    _______   _______
   TOTAL                                        $154,425   $151,578   $147,802  $148,268
                                                 =======    =======    =======   =======

   Income earned on investment securities was as follows:


                                               Nine Months Ended Sept 30
                                               1994               1993
                                                  (000 omitted)
   U.S. Treasury                              3,723              3,873
   U.S. Government Agencies
   and Corporations                           1,482                706
   State and Municipal                           82                 62
   Other Investments                            103                293
                                             ______             ______
                                             $5,390             $4,934
                                             ======             ======

3. Gross loans are summarized as follows:



                                                  Sept 30           December 31
                                                    1994              1993
                                                         (000 omitted)
   Real Estate                                     259,705           250,242
   Real Estate Construction                          8,570             4,791
   Commercial and Industrial                        11,744            14,100
   Consumer                                         18,318            17,950
                                                   _______           _______
   Gross Loans                                     298,337           287,083
   Less: Unearned Discount                           3,807             3,785
                                                  ________          ________
   Total Loans                                    $294,530          $283,298
                                                  ========          ========

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares out-standing for the nine month periods ended Sept
   30, 1994 and 1993 were 2,673,918.


5. Dividends per share were $0.88 and $0.82 for the nine month periods ended Sept 30, 1994 and 1993 respectively. This represented a 46.3% payout of net income in 1994 and a 41.8% payout in 1993.


6. The results of operations for the nine month periods ended Sept
   30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.


                           SUBSEQUENT EVENTS

On October 26, 1994 the corporation repurchased 15,857 shares of its own common stock on the open market. They were purchased for $570,852 ($36 per share). The repurchased shares have been retired.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first nine months of 1994 was $5,090,000, a decrease of 2.8% from $5,235,000 in 1993. Return on Average Total Assets was 1.43% for the first nine months of 1994 compared with 1.54% for the same period of 1993. Return on Average Shareholders Equity was 14.29% for the nine months ended Sept 30, 1994 compared with 15.90% for 1993.

The decline in 1994 earnings, compared to the same period in 1993, is due to weaker net interest income, lack of securities gains, and increased other expenses. Net interest income is down $102,000 for the first nine months of 1994 compared to 1993, securities gains are down $93,000 from last year's total, and other expenses (salaries and fixed assets) are up $437,000.
The Corporation is facing intensified competition in its search for residential mortgages and, until third quarter 1994, has been unable to increase loan totals for the past several years. This has taken its toll on net interest margin and that measure has dropped 22 basis points compared to the first nine months of 1993. This, coupled with a lack of securities gains and increased expenses, will continue to put pressure on earnings throughout 1994.

Earnings per share was $1.90 in 1994 and $1.96 in 1993, while the dividend increased from $.82 to $.88 in 1994.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(Taxable equivalent)

                                                               Nine months Ended
                                                               9/30/94   9/30/93

                                                                  Rate      Rate
Earning Assets                                                   6.72%     7.46%
Interest Bearing Liabilities                                     3.19      3.77

Interest Rate Spread                                             3.53      3.69

Interest Expense as a % of earning assets                        2.71      3.23

Net Yield on Earning Assets                                      4.01      4.23

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

The Net Yield on Earning Assets for the first nine months of 1994 was down 22 basis points compared to the same period in 1993. This is a direct result of lower loan demand and increased competition in the Corporation's home mortgage market. Loan volume improved in the third quarter and the bank booked higher yielding assets. Net yield on earning assets will remain under pressure but it has improved slightly from the 4.00% recorded at the end of the first six months of this year.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES



Reserve for Possible Loan Losses
(In thousands)                                              Nine Months Ended
                                                             9/30/94  9/30/93

Balance at Beginning of Period                                 3,581    3,417
Provision Charged to Expense                                       0      315
Loans Charged Off                                                237      159
Recoveries                                                        40       33

Balance at End of Period                                       3,384    3,606

Ratios:
Net Charge-offs to:
  Net Income                                                    3.87%    2.41%
  Total Loans                                                    .07      .04
  Reserve for Possible Loan Losses                              5.82     3.49

Reserve for Possible Loan Losses to:
  Total Loans                                                   1.15     1.25

The Reserve for Possible Loan Losses at Sept 30, 1994 totaled $3,384,000 (1.15% of Total Loans), a decrease of $222,000 from $3,606,000 (1.25% of Total Loans) at the end of the first nine months of 1993. Loans past due 90 days and still accruing amounted to $1,934,000 and non-accrual loans totaled $942,000 as of 9/30/94.The ratio of non-performing assets plus other real estate owned to total assets was .78% at 9/30/94. $454,000 of the bank's other real estate total of $828,000 has been sold and represents interest paying loans but are carried here for regulatory purposes. All other properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,614,000 at yearend 1993 while non-accruals stood at $977,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $992,000 in non-accrual loans, was approximately $59,000 for the first nine months of 1994.

CAPITAL MANAGEMENT


Total Shareholders' Equity amounted to $48,599,000 at 9/30/94 compared to $45,073,000 at 9/30/93, an increase of $3,526,000 or 7.8% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.78% at 9/30/93, 9.73% at 12/31/93, and 10.30% at 9/30/94. The leverage ratio was 10.25% at 9/30/94 while the total risk-based capital ratio was 22.51% at year end 1993.


LIQUIDITY AND INTEREST RATE SENSITIVITY


The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 20.7% of total assets at 9/30/94. This mix of assets would be readily available for funding any cash requirements.

As of 9/30/94 rate sensitive assets were 98% of rate sensitive liabilities at one month, 113% at six months, and 126% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. The core deposit portion of passbook savings and NOW accounts are carried in the over one year category while the rate sensitive amount is spread over the one month and six month categories.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three month period ended Sept 30, 1994 .





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACNB CORPORATION

                                            /s/ Ronald L. Hankey
October 28, 1994                            ______________________________
 (date)                                     Ronald L. Hankey
                                            President

                                            /s/ John W. Krichten
                                            ______________________________
                                            John W. Krichten
                                            Secretary/Treasurer