Form 10-K
ACNB CORP
filed 1995-03-29
CIK 715579

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark one)
  __XX__      Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                (Fee Required)
                  For the fiscal year ended December 31, 1994
                                      or
  ______    Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                               (No Fee Required)
                 For the Transition Period from______to______
                          Commission file no. 0-11783

                               ACNB CORPORATION
            (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                          23-2233457
  (State of incorporation)        (IRS employer Identification Number)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA                    17325
(Address of principal executive offices)                (Zip code)
Registrant's telephone number, including area code:     717-334-3161

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                 COMMON CAPITAL STOCK PAR VALUE $2.50 A SHARE
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES _X_ NO__

As of February 28, 1995, ACNB Corporation had outstanding 5,316,122 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 28, 1995 was approximately $74,397,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because they may be deemed to be affiliates.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended 12/31/94 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 9, 1995 are incorporated by reference into Part III.

                                    1 of 19

                               ACNB CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                PAGE
   Part I
    Item 1.  Business                                              3
    Item 2.  Properties                                           12
    Item 3.  Legal Proceedings                                    12
    Item 4.  Submission of Matters to a Vote of Security Holders  12

   Part II
    Item 5.  Market for the Registrant's Common Stock and
             Related Security Holder Matters                      12
    Item 6.  Selected Financial Data                              12
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  12
    Item 8.  Financial Statements and Supplementary Data          12
    Item 9.  Disagreements on Accounting and Financial
             Disclosure                                           13

   Part III
    Item 10. Directors and Executive Officers of the Registrant   13
    Item 11. Management Remuneration                              13
    Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                       13
    Item 13. Certain Relationships and Related Transactions       13

   Part IV
    Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                          14
    Signatures                                                    18

                                    PART I

ITEM 1. BUSINESS

The Registrant owns all the outstanding shares of Adams County National Bank (hereinafter the "Bank"). The Registrant and the Bank have the same Board of Directors. The Registrant, organized in 1983, presently has no significant operations other than serving as a holding company.

The Bank engages in a full service commercial and consumer banking and trust business. With its main office at 675 Old Harrisburg Road, Gettysburg, Pa., the Bank provides services to its customers through its branch network of 12 full service offices located throughout Adams County, Pa. and 1 in York County, Pa.

The Bank's services include accepting time, demand, and savings deposits including NOW, supernow, money market, and regular savings accounts, a diversified array of certificates of deposit, IRA's, and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans, and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, and student loans. The Bank's business loans include seasonal credit collateral loans and term loans.

Trust services provided by the Bank include services as executor and trustee under wills and deeds, estate planning services, and custodian and agent for various investment companies. Trust services also include transfer agent, registrar of stock and bond issues, and escrow agent.

The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state, and local governments). See Management's Discussion and Analysis in the Annual Report. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

As of December 31, 1994, the Registrant had a total of 139 full-time and 58 part-time employees.

SUPERVISION AND REGULATION

The Registrant and the Bank are considered "affiliates" for purposes of
Section 23A of the Federal Reserve Act and as such are subject to certain limitations specified therein on the making of loans on, extensions of credit to, or investments in each other. The Federal Bank Holding Company Act of 1956 restricts the Registrant's activ-ities, whether conducted directly or through subsidiary corporations, to specified activities functionally related to banking. Permissible activities under that Act include lending, certain leasing activities, fiduciary and investment advisory services, acting as insurance agent or broker in connection with loans by subsidiary or affiliated companies, and certain bookkeeping or data processing services.

COMPETITION

All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Adams County, Pa., a western portion of York County, Pa. and the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County, with concentration in the Gettysburg, Pa. area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be PNC Corporation, Farmers Bank and Trust Company, a subsidiary of Dauphin Deposit Corporation, and Bank of Hanover and Trust Co..

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and growth of the Bank are affected by the policies of the regulatory authorities including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of Bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid for deposits.

The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on the Bank's deposits, loans, and investment growth, as well as the rate of interest earned and paid. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be accurately predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT


   NAME                  AGE        POSITION
   ----                  ---        --------
Ronald L. Hankey         54         Director and President of the Corporation
                                    and the Bank

John W. Krichten         48         Secretary/Treasurer of the Corporation and
                                    Senior Vice President, Cashier, and Chief
                                    Financial Officer of the Bank

Lynda L. Glass           34         Assistant Secretary of the Corporation and
                                    Senior Vice President of the Bank

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The following tables set forth statistical information relating to the Registrant and the Bank. The tables should be read in conjunction with the consolidated financial statements of the Registrant which are incorporated by reference hereinafter.

INVESTMENT PORTFOLIO

The following tables show the year-end composition of the investment security portfolio for the three years ended December 31, 1994; the maturity distribution of the portfolio at December 31, 1994; and the weighted average yield of the portfolio at December 31, 1994.

                                                   Book Value
                                                  December 31,
                                           ---------------------------
HELD TO MATURITY                           1994        1993      1992
---------------------------------------------------------------------
                                                 (in thousands)
U.S. Government and Federal Agency
Obligations                              $141,140    $142,769    $112,693
State and Political Subdivision
Obligations                                 1,509       1,296       1,632

Other Securities                            2,256       3,737       7,484
                                         --------    --------    --------
TOTAL                                    $144,905    $147,802    $121,809


                                                    Maturity Distribution
                                                         Book Value
                                        ---------------------------------------
                                         1 year    1 to 5    5 to 10     Over
                                         or less    years     Years    10 years
                                        --------   ------    -------   --------
                                                 (in thousands)

U.S. Government and Federal Agency
Obligations                              $54,267   $86,873      $0        $0
State and Political Subdivision
Obligations                                  547       230     378       354
Other Securities                               0         0       0     2,256
                                         -------   -------   -----    ------
TOTAL                                    $54,814   $87,103   $ 378    $2,610

*Federal Reserve Bank stock and Federal Home Loan Bank stock, having no stated maturity, have been included in "Over 10 years" in the above table.


                                                     Weighted Average Yield
                                      ----------------------------------------------------
                                       1 year     1 to 5     5 to 10     Over 10
                                       or less     years      years       years      Total
                                      --------    ------     -------     -------     -----
                                                     (in thousands)
U.S. Government and Federal
Agency Obligations                    5.25%       5.47%                              5.38%
State and Political Subdivision
Obligations                           4.85%       8.50%      8.33%       8.33%       7.10%
Other Securities                                                         6.00%       6.00%

The weighted average yield of tax exempt obligations has been calculated on a tax equivalent basis. The amounts of the taxable equivalent adjustments are based on an effective tax rate of 34%.

LOAN PORTFOLIO

The following summary shows the composition of the loan portfolio for the five years ended December 31, 1994:

                           1994        1993       1992        1991        1990
                          ------      ------     ------      ------      ------
                                              (in thousands)
Domestic Loans:
Commercial, Financial,
and Agricultural           $ 10,785    $ 14,100  $ 16,104    $ 17,038    $ 19,478
Real Estate Loans           268,944     250,242   250,359     261,145     272,919
R/E Construction             12,632       4,791     4,732       4,938       3,298
Consumer                     17,444      17,950    20,867      23,387      24,749
                           --------    --------  --------    --------    --------
Total Loans                 309,805     287,083   292,062     306,508     320,444
Unearned Discount             3,883       3,785     4,239       4,708       5,247
                           --------    --------  --------    --------    --------
Total                      $305,922    $283,298  $287,823    $301,800    $315,197

The following table shows the repricing opportunities for all loans outstanding as of December 31, 1994. Those loans with immediately adjustable rates (such as loans tied to prime) will be totaled in the one day column. Those loans with rates that are adjustable at some time over the life of the loan will be totaled under the time heading when they become adjustable. All fixed rate loans will be totaled under the heading which they mature.

                                   REPRICING

                               One         Within      1 to 5      After
                               Day         1 year       Years     5 Years     Total
                             -------      -------     --------    --------    -------
                                                  (in thousands)
Commercial, Financial,
and Agricultural             $60,364     $  7,430     $23,766      $1,157      $92,717
Consumer                       4,688       13,147      20,773                   38,608
Real Estate                        0      144,076      33,875         529      178,480
                             -------     --------     -------     -------     --------
Total                        $65,052     $164,653     $78,414      $1,686     $309,805

Included in the Real Estate total due within one year are $144,000,000 of Adjustable Rate Mortgages (ARM). The Bank's ARM has a 2% per year interest rate cap with a lifetime cap of 5%. The index used is the Federal Housing Finance Board's National Average Mortgage Contract Rate for Mortgage Lenders on the Purchase of Previously Occupied Homes.

The following table presents information concerning the aggregate amount of nonperforming assets. Nonperforming assets comprise (a) loans accounted for on a nonaccrual basis; (b) loans contractually past due ninety days or more but still accruing; (c) loans with deferral of interest or principal because of deterioration in the financial position of the borrower (exclusive of loans in (a) or (b)); (d) loans now current where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms; and (e) other real estate owned.

                                                    December 31
                                 ------------------------------------------------
                                   1994       1993     1992       1991     1990
                                 -------    -------   -------   -------   -------
                                                 (in thousands)
Loans accounted for on
a nonaccrual basis                $  854    $  977    $  905    $1,093    $1,462

Loans contractually past due
90 days or more as to inte-
rest or principal payments         2,219     2,614     3,900     3,800     2,294


Loans whose terms have been
renegotiated to provide a
reduction or deferral of inte-
rest or principal because of a
deterioration in the financial
position of the borrower               0       377         0         0         0


Loans now current where there
are serious doubts as to the
ability of the borrower to
comply with present loan
repayment terms                        0         0         0         0         0

Other real estate owned            1,037       850     1,110         0         0

The Bank does not accrue interest on any loan when principal or interest are in default for 90 days or more unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings shall ordinarily not be subject to these guidelines.

When a loan is placed in a nonaccrual status all previously accrued but uncollected interest is charged against the interest income account. Previously accrued interest is not charged off if principal and interest are protected by sound collateral values.

SUMMARY OF LOAN LOSS EXPERIENCES

A detailed analysis of the Bank's Reserve for Loan Losses for the past five years is shown below:

                                       Year ended December 31
                               -------------------------------------
                                1994    1993    1992    1991    1990
                               ------  ------  ------  ------  ------
Balance of reserve for loan
losses at beginning of period  $3,581  $3,417  $2,815  $2,366  $2,061
Loans charged off:
Commercial, financial, and
agricultural                        8      37      90      77      67
Real estate-mortgage              178      35      75     102      67
Real estate-construction            0       0       0      34      52
Consumer                           70     120     125     148     135
                               ------  ------  ------  ------  ------
Total loans charged off           256     192     290     361     321

Recovery of charged off loans:
Commercial, financial, and
agricultural                        5       8      22       3       7
Real estate-mortgage               13       1       1      22      25
Real estate-construction            0       0       0      17       0
Consumer                           27      32      14      23      17
                               ------  ------  ------  ------  ------
Total recoveries                   45      41      37      65      49

Net loans charged off             211     151     253     296     272
Additions to reserve                0     315     855     745     577

Balance at end of period       $3,370  $3,581  $3,417  $2,815  $2,366

The amounts of additional provision to the reserve were based on management's judgment after considering an analysis of larger loans, all loans known to management to have unusual risk characteristics, non-performing or problem loans, historical patterns of charge-offs and recoveries, and actual net charge-offs. Further consideration was given to current economic and employment conditions both nationally and in the Bank's local service area.

Loans secured by real estate comprise 92% of the Bank's total loan portfolio at December 31, 1994. The majority of loans in both the commercial, financial, and agricultural category and the consumer category are also secured by personal property, negotiable assets, or business assets. This conservative policy explains the low ratio of losses to loans experienced by the Bank over the last five years. This policy did not change during the year ending 1994. 1995 losses for all loan categories are expected to approximate $200,000.

The following table reflects certain historical statistics of the Bank relative to the relationship among loans (net of unearned discount), net charge-offs, and the reserve:

                                    Year ended December 31
                       -----------------------------------------------
                         1994      1993      1992      1991      1990
                       --------  --------  --------  --------  -------
                                        (in thousands)
Balances

Average total loans    $289,350  $288,790  $293,075  $307,489  $316,222
Total loans at yearend  305,922   283,298   287,823   301,800   315,197
Net charge-offs             211       151       253       296       272
Reserve for loan losses
at yearend                3,370     3,581     3,417     2,815     2,366

Ratios

Net charge-offs to:
Average total loans        .07%      .05%      .09%      .10%       .09%
Total loans at yearend     .07       .05       .09       .10        .09
Reserve for loan losses   6.26      4.22      7.40     10.52      11.50

Reserve for loan losses to:
Average total loans       1.16      1.24      1.17       .92        .75
Total loans at yearend    1.10      1.26      1.19       .93        .75

DEPOSITS
The average daily amounts of deposits are summarized below:

                                         Year ended December 31
                                    ------------------------------
                                      1994       1993       1992
                                    --------   --------   --------
                                             (in thousands)
Demand deposits                     $ 38,772   $ 33,906   $ 30,826

Interest-bearing demand deposits      56,420     50,563     46,302
Savings                              137,910    127,785    102,406
Time deposits (excluding time cer-
tificates of deposit of $100,000
or more)                             162,366    173,880    190,772
Time certificates of $100,000 or
more                                  13,856     18,255     24,260
                                    --------   --------   --------
Total                               $409,324   $404,389   $394,566

Maturities of time deposits of $100,000 or more outstanding at December 31, 1994 are summarized as follows (in thousands):

             3 months or less                $ 3,938
             Over 3 through 6 months           3,115
             Over 6 through 12 months          3,035
             Over 12 months                    1,854

                                             -------
             Total                           $11,942

FINANCIAL RATIOS

The following ratios are among those commonly used in analyzing bank holding company statements.

                                         Year ended December 31
                                    --------------------------------
                                    1994   1993   1992   1991   1990
                                    ----   ----   ----   ----   ----
Profitability ratios:

Rate of return on average:
  Earning assets                    1.49%  1.57%  1.66%  1.51%  1.57%
  Total assets                      1.43   1.51   1.59   1.45   1.52

  Total stockholders equity        14.15  15.61  17.63  16.85  18.48

Liquidity and capital ratios:
  Average primary (1) capital
  to average total assets          10.85  10.48   9.74   9.21   8.78
  Average total stockholders eq-
  uity to average earning assets   10.54  10.07   9.40   8.95   8.52

  Average total stockholders eq-
  uity to average total assets     10.12   9.70   9.04   8.62   8.22

  Common dividend payout ratio (2) 50.45  44.73  40.68  42.74  40.97

----------------
(1) includes total shareholders equity and reserve for loan losses.
(2) Cash dividends paid on common stock as a percentage of net income.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rate.

                        1994 compared to 1993   1993 compared to 1992
                                       (in thousands)


                                    Increase (decrease) due to
                        ----------------------------------------------------
                        Volume   Rate     Net      Volume     Rate      Net
                        ------   -----   ------    ------    ------   -------
Interest earned on:
  Loans                $    48  $(1,721)  $(1,673)  $(399)  $(2,606)  $(3,005)
  Taxable investment
  securities               976     (615)      361   1,330    (1,296)       34
  Non-taxable invest-
  ment securities           56      (30)       26     (15)       (6)      (21)
  Federal funds sold      (261)     104      (157)    (64)      (84)     (148)
  Time deposits with
  banks                    (77)      37       (40)    (79)      (39)     (118)
                         ------   -----    ------  ------    ------    ------
Total interest earning
assets                     742   (2,225)   (1,483)    773    (4,031)   (3,258)

Interest paid on:
  Interest bearing
  Demand deposits          153     (165)      (12)    135      (379)     (244)
  Savings deposits         307     (698)     (391)    920      (831)       89
  Time deposits           (639)    (605)   (1,244) (1,149)   (2,458)   (3,607)
  Short term borrowings    209      (37)      172      90       (16)       74
                         ------    ----    ------  ------    ------    ------
Total interest bearing
liabilities                 30   (1,505)   (1,475)     (4)   (3,684)   (3,688)

Net interest earnings   $  712   $ (720)   $   (8)  $  777   $ (347)   $  430

The change in interest rates due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccruing loans, being a small portion of total loans, have not been excluded for these calculations.

ITEM 2. PROPERTIES

The principal properties of the Registrant and its subsidiary are those held by the Bank. The Bank's main office and executive offices are located at 675 Old Harrisburg Road, Gettysburg, Adams County, Pa. Additionally, the Bank owns 13 other properties located at 2 Chambersburg St., 18-20 Chambersburg St., 22-22 1/2 Chambersburg St., Gettysburg, Pa.; 17 S. Queen St., W. King St., Littlestown, Pa.; 369 Main St., McSherrystown; 1677 Abbottstown Pike, East Berlin, Pa.; 202 Main St., York Springs, Pa.; 101 Main St., Arendtsville, Pa.; U.S. Rte. 30, Cashtown, Pa.; 101 N. Main St., Bendersville, Pa.; Rte. 116 and Sanders Road, Fairfield, Pa.; and Eichelberger St. and Kennedy Ct., Hanover, Pa. The Bank also leases a full service office at South Main St., Biglerville, Pa.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Registrant or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Page 37, entitled "Common Stock Market Prices and Dividends" and Note G on page 31 of the Annual Report to Shareholders for the year ended December 31, 1994, are herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data on page 36 of the Annual Report to Share-holders for the year ended December 31, 1994, is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 21 of the Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

The consolidated financial statements of the Registrant and the Bank, included in the Annual Report to Shareholders, on pages 22 through 34 for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

That portion of the Registrant's Proxy Statement dated April 15, 1995, entitled "Election of Directors", appearing on pages 5 through 9 thereof, is hereby incorporated by reference.
Information regarding executive officers of the Registrant is included in
PART I, ITEM I, BUSINESS.

ITEM 11. MANAGEMENT REMUNERATION

Those portions of the Registrant's Proxy Statement dated April 15, 1995, entitled "Executive Compensation" and "Compensation of Directors", appearing on page 9 through 14 thereof, are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 28,1995, there were no persons known to the Registrant to be beneficial owners of more than 5% of the Registrant's common capital stock. Those portions of the Registrant's Proxy Statement dated April 15, 1995, entitled "Beneficial Ownership by Officers, Directors and Nominees ", appearing on pages 3 through 5 are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 15 through 16 of the Registrant's Proxy Statement dated April 15, 1995, is hereby incorporated by reference.
Footnote M--Loans to Related Parties included in the Annual Report to Shareholders, on page 34, for the year ended December 31, 1994, is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

The Report of Independent Certified Public Accountants is on page 15.

Item 14(a)(1) Financial Statements:
The following consolidated financial statements of the Registrant and its wholly-owned subsidiary included in the Annual Report to Shareholders, page 22 through 34, for the year ended December 31, 1994, are incorporated by reference in Item 8:

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACNB CORPORATION
                                   (Registrant)

                                   By  /s/   Ronald L. Hankey
                                      ----------------------------
                                                 President

                                       /s/   John W. Krichten
                                      ----------------------------
                                            Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ R.W. Tyson
------------------------         Director            3/14/95
    R.W. Tyson


/s/ Frank Elsner, Jr.
------------------------         Director            3/14/95
    Frank Elsner, Jr.


/s/ William B. Lower
------------------------         Director            3/14/95
    William B. Lower


/s/ Philip Asper
------------------------         Director            3/14/95
    Philip Asper


/s/ Glenn Guise
------------------------         Director            3/14/95
    Glenn Guise


/s/ Robert G. Bigham
------------------------         Director            3/14/95
    Robert G. Bigham


/s/ C.F. Ditzler
------------------------         Director            3/14/95
    C.F. Ditzler


/s/ Wayne Lau
------------------------         Director            3/14/95
    Wayne Lau


/s/ Richard Galusha
------------------------         Director            3/14/95
    Richard Galusha


/s/ Ralph S. Sandoe
------------------------         Director            3/14/95
    Ralph S. Sandoe


/s/ Jennifer W. Hartman
------------------------         Director            3/14/95
    Jennifer W. Hartman


/s/ Marian B. Schultz
------------------------         Director            3/14/95
    Marian B. Schultz


/s/ Guy F. Donaldson
------------------------         Director            3/14/95
    Guy F. Donaldson


/s/ Paul G. Pitzer
------------------------         Director            3/14/95
    Paul G. Pitzer


/s/ D. Richard Guise
------------------------         Director            3/14/95
    D. Richard Guise


/s/ Charles E. Ritter
------------------------         Director            3/14/95
    Charles E. Ritter


/s/ S.M. Raffensperger
------------------------         Director            3/14/95
    S.M. Raffensperger


/s/ Ronald L. Hankey
------------------------         Director            3/14/95
    Ronald L. Hankey


/s/ [signature]
------------------------        [title]              [date]
    [name]


/s/ [signature]
------------------------        [title]              [date]
    [name]


/s/ [signature]
------------------------        [title]              [date]
    [name]

Consolidated Balance Sheets - December 31, 1994 and 1993

Consolidated Statements of Income - Years ended December 31, 1994, 1993, and
1992

Consolidated Statements of Cash Flows - December 31, 1994, 1993, and 1992

Consolidated Statements of Changes in Equity Capital - years ended December 31, 1994, 1993, and 1992

Condensed Financial Information of Registrant - year ended December 31, 1994 and 1993

Notes to Consolidated Financial Statements - December 31, 1994 and 1993

Schedules not listed above are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

ITEM 14(a)(3) EXHIBITS

Exhibit 3(a) Copy of Articles of Incorporation of ACNB Corporation is incorporated by reference to Exhibit 3(a), page 15.

Exhibit 3(b) Copy of By-laws of ACNB Corporation is incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit 13  Annual Report to Shareholders, page 16.

Exhibit 21  Subsidiary of the Registrant, page 17.

Exhibit 23  Consent of Experts and Counsel, page 18.

Exhibit 27  Financial Data Schedule

ITEM 14(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 1994.