Form 10-Q
period 1995-03-31
ACNB CORP
filed 1995-05-09
CIK 715579

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For quarter ended March 31, 1995                     Commission file no. 0-11783

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


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



           CLASS                               OUTSTANDING AT MARCH 31, 1995
Common Stock ($2.50 par value)                           5,316,122

                               ACNB CORPORATION
                                     INDEX

                                                           Page No.
Part I. Financial Information
        Consolidated Condensed Balance Sheets
        March 31, 1995 and December 31, 1994 and
        March 31, 1994                                        3


        Consolidated Condensed Statements of Income
        Three Months Ended March 31, 1995 and 1994            4


        Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1995 and 1994            5


        Notes to Consolidated Condensed Financial
        Statements                                           6-7


        Management's Discussion and Analysis of the
        Financial Condition and Results of Operations        8-10


Part II.Other Information                                    11

                        PART I    FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION


                                       March 31      December 31   March 31
                                         1995           1994         1994
ASSETS                                              (000 omitted)
  Cash and Due from Banks                  12,271         12,919       12,738
  Investment Securities
    U.S. Treasury                          77,922         96,140      109,463
    U.S. Government Agencies and
    Corporations                           43,000         45,000       37,725
    State and Municipal                     1,720          1,509        2,889
    Other Investments                       2,420          2,256        2,733
                                           ------         ------       ------
  Total Investment Securities             125,062        144,905      152,810

  Federal Funds Sold                          100            100       17,675
  Loans                                   314,021        305,922      282,358
    Less: Reserve for Loan Losses          (3,349)        (3,370)      (3,415)
                                          -------        -------      -------
  Net Loans                               310,672        302,552      278,943

  Premises and Equipment                    5,943          5,874        5,526
  Other Real Estate                           999          1,037          663
  Other Assets                              5,323          4,645        5,563
                                         --------       --------     --------
TOTAL ASSETS                             $460,370       $472,032     $473,918
                                         ========       ========     ========
LIABILITIES
  Deposits
    Noninterest Bearing                    38,718         38,639       35,318
    Interest Bearing                      346,182        350,159      379,211
                                          -------        -------      -------
  Total Deposits                          384,900        388,798      414,529

  Securities Sold Under
  Agreement To Repurchase                  14,010         14,613        8,969
  Borrowing Federal Home Loan Bank          8,400         16,800            -
  Demand Notes U.S. Treasury                  272            450          450
  Other Liabilities                         3,446          2,724        3,189
                                          -------        -------      -------
TOTAL LIABILITIES                         411,028        423,385      427,137

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,316,122 shares issued and
  outstanding at 3/31/95                   13,290         13,290       13,370
  Surplus                                   4,511          4,511        5,002
  Retained Earnings                        31,541         30,846       28,409
                                           ------         ------       ------
TOTAL SHAREHOLDERS EQUITY                  49,342         48,647       46,781

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                   $460,370       $472,032     $473,918
                                         ========       ========     =======

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                March 31
                                                             1995     1994
                                                             (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                      6,147    5,669
  Interest and Dividends on
  Investment Securities                                       1,650    1,755
  Interest on Federal Funds Sold                                  1      146
  Interest on Balances with
  Depository Institutions                                         1       38
                                                              -----    -----
TOTAL INTEREST INCOME                                         7,799    7,608

INTEREST EXPENSE
  Deposits                                                    3,047    3,070
  Other Borrowed Funds                                          311       77
                                                              -----    -----
TOTAL INTEREST EXPENSE                                        3,358    3,147

NET INTEREST INCOME                                           4,441    4,461
  Provision for Loan Losses                                       0        0

NET INTEREST INCOME AFTER PROVISION                           -----    -----
FOR LOAN LOSSES                                               4,441    4,461

OTHER INCOME
  Trust Department                                               67       65
  Service Charges on Deposit Accounts                           146      120
  Other Operating Income                                        219      240
  Securities Gains                                                0        0
                                                              -----    -----
TOTAL OTHER INCOME                                              432      425

OTHER EXPENSES
  Salaries and Employee Benefits                              1,405    1,291
  Premises and Fixed Assets                                     364      369
  Other Expenses                                                812      749
                                                              -----    -----
TOTAL OTHER EXPENSE                                           2,581    2,409

INCOME BEFORE INCOME TAX                                      2,292    2,477
  Applicable Income Tax                                         747      782
                                                              -----    -----
NET INCOME                                                   $1,545   $1,695
                                                              =====    =====

EARNINGS PER SHARE*                                           $0.29    $0.32
DIVIDENDS PER SHARE*                                           0.16     0.15

*Based on 5,316,122 shares outstanding in 1995 and 5,347,836 in 1994.

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS


                                                          Three months ended
                                                               March 31
                                                            1995      1994
                                                            (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                              7,751     7,461
Fees and Commissions Received                                  521       524
Interest Paid                                               (2,511)   (2,421)
Cash Paid to Suppliers and Employees                        (3,048)   (2,575)
Income Taxes Paid                                             (764)        0
Net Cash Provided by Operating Activities                    1,949     2,989

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with other Banks              20,035    20,061
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                             (414)  (25,610)
Principal Collected on Loans                                16,156    20,756
Loans Made to Customers                                    (24,239)  (19,798)
Capital Expenditures                                          (205)     (250)
Net Cash Used in Investing Activities                       11,333    (4,841)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                            (8,727)    3,041
Proceeds from Sale of Certificates of Deposit                9,237     3,421
Payments for Maturing Certificates of Deposit               (5,011)   (6,452)

Dividends Paid                                                (851)     (775)
Increase (Decrease) in Borrowings                           (8,578)        0
Net Cash Provided by Financing  Activities                 (13,930)     (765)
Net Increase in Cash and Cash Equivalents                     (648)   (2,617)
Cash and Cash Equivalents:  Beginning  of Period            13,019    33,030
                            End of Period                   12,371    30,413

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                   1,545     1,695
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                  137       111
Provision for Possible Credit Losses                             0         0
Provision for Deferred Taxes                                    88       (67)
Amortization of Investment Securities Premiums                 223       507
Increase (Decrease) in Taxes Payable                          (105)      849
(Increase) Decrease in Interest Receivable                    (182)     (555)
Increase (Decrease) in Interest Payable                        847       726
Increase (Decrease) in Accrued Expenses                         (6)      233
(Increase) Decrease in Other Assets                           (597)     (507)
Increase (Decrease) in Deferred Loan Production Costs           (1)       (3)
Net Cash Provided by Operating Activities                    1,949     2,989


DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                        ACNB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 1995 and 1994 and December 31, 1994 and the results of its operations for the three months ended March 31, 1995 and 1994 and changes in financial position for the three months then ended. All such adjust-ments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1994 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at March 31, 1995 and December 31, 1994 were as follows:

                                           3/31/95             12/31/94
                                      Amortized   Fair    Amortized   Fair
                                        Cost      Value     Cost      Value
                                                  (000 omitted)
   U.S. Treasury                        77,922    76,806    96,140    93,762
   U.S. Government Agencies
   and Corporations                     43,000    41,857    45,000    43,080
   State and Municipal                   1,720     1,719     1,509     1,506
   Other Investments                     2,420     2,420     2,256     2,256
                                       -------   -------   -------   -------
   TOTAL                              $125,062  $122,802  $144,905  $140,604
                                       =======   =======   =======   =======

   Income earned on investment securities was as follows:

                                         Three Months Ended March 31
                                          1995               1994
                                                (000 omitted)
   U.S. Treasury                         1,040               1,321
   U.S. Government Agencies
   and Corporations                        553                 373
   State and Municipal                      21                  34
   Other Investments                        36                  27
                                        ------              ------
                                        $1,650              $1,755
                                        ======              ======

3. Gross loans are summarized as follows:

                                          March 31           December 31
                                            1995               1994
                                                 (000 omitted)

   Real Estate                             273,804            268,944
   Real Estate Construction                 13,091             12,632
   Commercial and Industrial                10,409             10,785
   Consumer                                 16,717             17,444
                                           -------            -------
   Gross Loans                             314,021            309,805
   Less: Unearned Discount                   ---              3,883
                                          --------           --------
   Total Loans                            $314,021           $305,922
                                          ========           ========


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares out-standing for the three month periods ended March 31, 1995 and 1994 were 5,347,836 and 5,316,122 respectively.

5. Dividends per share were $0.16 and $0.15 for the three month periods ended March 31, 1995 and 1994 respectively. This represented a 55.2% payout of net income in 1995 and a 46.0% payout in 1994.

6. The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Corporation's net income for the first three months of 1995 was $1,545,000, a decrease of 8.8% from $1,695,000 in 1994. Return on Average Total Assets was 1.34% for the first three months of 1995 compared with 1.43% for the same period of 1994. Return on Average Shareholders Equity was 12.54% for the three months ended March 31, 1995 compared with 14.55% for 1994.

The decline in 1995 earnings, compared to the same period in 1994, is due to weaker net interest income and increased other expenses. Net interest income is down $20,000 for the first three months of 1995 compared to 1994 and other expenses (salaries and fixed assets) are up $172,000.

The rapid rise in interest rates and increased competition for deposits along with greater personnel and other noninterest expenses have combined to continue pressure on net income. Although the corporation is asset sensitive deposit rates have risen more rapidly than loan rates. Coupled with a marked shift from savings accounts to time accounts this rise has prevented new loan growth from adding to net income during the first quarter. In addition the corporation has opened a new office in a supermarket/discount store and upgraded mortgage marketing capabilities to prepare for the future. These added costs have already begun to flow through the income statement but the benefits will be realized over the long term.

Earnings per share was $.29 in 1995 and $.32 in 1994, while the dividend increased from $.15 to $.16 in 1995.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(Taxable equivalent)

                                                    Three months Ended
                                                     3/31/95   3/31/94

                                                        Rate      Rate
Earning Assets                                         7.08%     6.71%
Interest Bearing Liabilities                           3.62      3.24

Interest Rate Spread                                   3.46      3.47

Interest Expense as a % of earning assets              3.04      2.76

Net Yield on Earning Assets                            4.04      3.95

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

The Net Yield on Earning Assets for the first three months of 1995 was up 9 basis points compared to the same period in 1994. This is a result of improved loan demand and a shift to loans from lower yielding government securities. Net yield as income is down due to a lower earning asset base. This was caused by a runoff in deposits during the last quarter of 1994 and continued during the first quarter of 1995.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES


Reserve for Possible Loan Losses

(In thousands)                                      Three Months Ended
                                                      3/31/95  3/31/95
Balance at Beginning of Period                          3,370    3,581
Provision Charged to Expense                                0        0
Loans Charged Off                                          27      193
Recoveries                                                  6       27

Balance at End of Period                                3,349    3,415

Ratios:
Net Charge-offs to:
  Net Income                                            1.36%    9.79%
  Total Loans                                            .01      .06
  Reserve for Possible Loan Losses                       .63     4.86

Reserve for Possible Loan Losses to:
  Total Loans                                           1.07     1.21

The Reserve for Possible Loan Losses at March 31, 1995 totaled $3,349,000 (1.07% of Total Loans), a decrease of $66,000 from $3,415,000 (1.21% of Total Loans) at the end of the first three months of 1994. Loans past due 90 days and still accruing amounted to $1,980,000 and non-accrual loans totaled $850,000 as of 3/31/95.The ratio of non-performing assets plus other real estate owned to total assets was .83% at 3/31/95. $454,000 of the bank's other real estate total of $999,000 has been sold and represents interest paying loans but are carried here for regulatory purposes. All other properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,219,000 at yearend 1994 while non-accruals stood at $854,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $852,000 in non-accrual loans, was approximately $19,000 for the first three months of 1995.

CAPITAL MANAGEMENT


Total Shareholders' Equity amounted to $49,342,000 at 3/31/95 compared to $46,781,000 at 3/31/94, an increase of $2,561,000 or 5.5% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.87% at 3/31/94, 10.31% at 12/31/94, and 10.72% at 3/31/95. The leverage ratio was 10.72% at 3/31/95 while the total risk-based capital ratio was 21.86% at year end 1994.


LIQUIDITY AND INTEREST RATE SENSITIVITY


The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 11.3% of total assets at 3/31/95. This mix of assets would be readily available for funding any cash requirements.

As of 3/31/95 rate sensitive assets were 108% of rate sensitive liabilities at one month, 108% at six months, and 122% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. The core deposit portion of passbook savings and NOW accounts are carried in the over one year category while the rate sensitive amount is spread over the one month and six month categories.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1995.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACNB CORPORATION


May 1, 1995                                /s/ Ronald L. Hankey
   (date)                                  -------------------------------------
                                           Ronald L. Hankey
                                           President


                                           /s/ John W. Krichten
                                           -------------------------------------
                                           John W. Krichten
                                           Secretary/Treasurer