Form 10-Q
period 1995-06-30
ACNB CORP
filed 1995-07-27
CIK 715579

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For quarter ended June 30, 1995                Commission file no. 0-11783

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



            CLASS                              OUTSTANDING AT JUNE 30, 1995
Common Stock ($2.50 par value)                           5,316,122

                               ACNB CORPORATION
                                     INDEX



                                                          Page No.

Part I.  Financial Information
         Consolidated Condensed Balance Sheets
         June 30, 1995 and December 31, 1994 and
         June 30, 1994                                        3


         Consolidated Condensed Statements of Income
         Six Months Ended June 30, 1995 and 1994              4


         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1995 and 1994              5


         Notes to Consolidated Condensed Financial
         Statements                                          6-7


         Management's Discussion and Analysis of the
         Financial Condition and Results of Operations       8-10


Part II. Other Information                                    11

                        PART I    FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION

                                                 June 30   December 31   June 30
                                                   1995        1994       1994
ASSETS                                                    (000 omitted)
  Cash and Due from Banks                         11,729      12,919     12,983
  Investment Securities
    U.S. Treasury                                 67,717      96,140     98,011
    U.S. Government Agencies and
    Corporations                                  43,000      45,000     46,001
    State and Municipal                            1,465       1,509      2,635
    Other Investments                              2,480       2,256      2,728
                                                 -------     -------    -------
  Total Investment Securities                    114,662     144,905    149,375

  Federal Funds Sold                                 100         100     15,100
  Loans                                          322,136     305,922    284,893
    Less: Reserve for Loan Losses                 (3,296)     (3,370)    (3,397)
                                                 -------     -------    -------
  Net Loans                                      318,840     302,552    281,496

  Premises and Equipment                           5,949       5,874      5,828
  Other Real Estate                                  769       1,037        565
  Other Assets                                     4,715       4,645      4,721
                                                --------    --------   --------
TOTAL ASSETS                                    $456,764    $472,032   $470,068
                                                ========    ========   ========
LIABILITIES
  Deposits
    Noninterest Bearing                           39,569      38,639     37,415
    Interest Bearing                             345,456     350,159    374,987
                                                 -------     -------    -------
  Total Deposits                                 385,025     388,798    412,402

  Securities Sold Under
  Agreement To Repurchase                         15,549      14,613      7,919
  Borrowing Federal Home Loan Bank                 3,550      16,800        -
  Demand Notes U.S. Treasury                         450         450        450
  Other Liabilities                                2,233       2,724      1,582
                                                 -------     -------    -------
TOTAL LIABILITIES                                406,807     423,385    422,353

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,316,122 shares issued and
  outstanding at 6/30/95                          13,290      13,290     13,370
  Surplus                                          4,511       4,511      5,002
  Retained Earnings                               32,156      30,846     29,343
                                                  ------      ------     ------
TOTAL SHAREHOLDERS EQUITY                         49,957      48,647     47,715

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                          $456,764    $472,032   $470,068
                                                ========    ========   ========

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months End  Six Months Ended
                                                June 30           June 30
                                             1995    1994      1995    1994
                                             (000 omitted)     (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                     6,462   5,631    12,609  11,300
  Interest and Dividends on
  Investment Securities                      1,530   1,849     3,180   3,604
  Interest on Federal Funds Sold                 2     112         3     258
  Interest on Balances with
  Depository Institutions                        8      36         9      74
                                             -----   -----     -----   -----
TOTAL INTEREST INCOME                        8,002   7,628    15,801  15,236

INTEREST EXPENSE
  Deposits                                   3,342   2,959     6,389   6,029
  Other Borrowed Funds                         268      69       579     146
                                             -----   -----     -----   -----
TOTAL INTEREST EXPENSE                       3,610   3,028     6,968   6,175

NET INTEREST INCOME                          4,392   4,600     8,833   9,061
  Provision for Loan Losses                      0       0         0       0

NET INTEREST INCOME AFTER PROVISION          -----   -----     -----   -----
FOR LOAN LOSSES                              4,392   4,600     8,833   9,061

OTHER INCOME
  Trust Department                              85      74       152     139
  Service Charges on Deposit Account           155     171       301     291
  Other Operating Income                       104      75       323     315
  Securities Gains                               0       0         0       0
                                             -----   -----     -----   -----
TOTAL OTHER INCOME                             344     320       776     745

OTHER EXPENSES
  Salaries and Employee Benefits             1,400   1,267     2,805   2,558
  Premises and Fixed Assets                    345     322       709     691
  Other Expenses                               819     770     1,631   1,519
                                             -----   -----     -----   -----
TOTAL OTHER EXPENSE                          2,564   2,359     5,145   4,768

INCOME BEFORE INCOME TAX                     2,172   2,561     4,464   5,038
  Applicable Income Tax                        706     852     1,453   1,634
                                             -----   -----     -----   -----
NET INCOME                                  $1,466  $1,709    $3,011  $3,404
                                             =====   =====     =====   =====

EARNINGS PER SHARE*                          $0.28   $0.32     $0.57   $0.64
DIVIDENDS PER SHARE*                          0.16    0.15      0.32    0.29

*Based on 5,316,122 shares outstanding in 1995 and 5,347,836 in 1994.

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS

                                                              Six months ended
                                                                   June 30
                                                               1995        1994
                                                                (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                16,499      15,902
Fees and Commissions Received                                     992         954
Interest Paid                                                  (6,660)     (6,339)
Cash Paid to Suppliers and Employees                           (5,377)     (4,445)
Income Taxes Paid                                              (2,296)     (1,565)
Net Cash Provided by Operating Activities                       3,158       4,507

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                 30,285      33,032
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                                (474)    (35,610)
Principal Collected on Loans                                   32,573      46,611
Loans Made to Customers                                       (48,597)    (48,111)
Capital Expenditures                                             (347)       (658)
Net Cash Used in Investing Activities                          13,440      (4,736)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                              (11,357)      6,153
Proceeds from Sale of Certificates of Deposit                  21,117       5,758
Payments for Maturing Certificates of Deposit                 (12,597)    (15,078)
Dividends Paid                                                 (1,701)     (1,551)
Increase (Decrease) in Borrowings                             (13,250)          0
Net Cash Provided by Financing Activities                     (17,788)     (4,718)
Net Increase in Cash and Cash Equivalents                      (1,190)     (4,947)
Cash and Cash Equivalents:  Beginning of Period                13,019      33,030
End of Period                                                  11,829      28,083

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                      3,011       3,404
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                     276         220
Provision for Possible Credit Losses                                0           0
Provision for Deferred Taxes                                       88         (67)
Amortization of Investment Securities Premiums                    440         989
Increase (Decrease) in Taxes Payable                             (931)        136
(Increase) Decrease in Interest Receivable                        473        (114)
Increase (Decrease) in Interest Payable                           308        (164)
Increase (Decrease) in Accrued Expenses                           (75)        196
(Increase) Decrease in Other Assets                              (429)        (87)
Increase (Decrease) in Deferred Loan Production Costs              (3)         (6)
Net Cash Provided by Operating Activities                       3,158       4,507

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                        ACNB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 1995 and 1994 and December 31, 1994 and the results of its operations for the six months ended June 30, 1995 and 1994 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1994 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.


2. The book and approximate market values of securities owned at June 30, 1995 and December 31, 1994 were as follows:

                                                       6/30/95             12/31/94
                                                Amortized   Fair      Amortized  Fair
                                                  Cost      Value       Cost     Value
                                                              (000 omitted)
   U.S. Treasury                                 67,717     67,575     96,140    93,762
   U.S. Government Agencies
   and Corporations                              43,000     42,144     45,000    43,080
   State and Municipal                            1,465      1,466      1,509     1,506
   Other Investments                              2,480      2,480      2,256     2,256
                                                -------    -------    -------   -------
   TOTAL                                       $114,662   $113,665   $144,905  $140,604
                                                =======    =======    =======   =======

   Income earned on investment securities was as follows:

                                                    Six Months Ended June 30
                                                   1995                  1994
                                                         (000 omitted)
   U.S. Treasury                                  1,956                 2,566
   U.S. Government Agencies
   and Corporations                               1,109                   917
   State and Municipal                               41                    55
   Other Investments                                 74                    66
                                                 ------                ------
                                                 $3,180                $3,604
                                                 ======                ======

3. Gross loans are summarized as follows:

                                              June 30            December 31
                                                1995                1994
                                                      (000 omitted)
   Real Estate                                 282,919             268,944
   Real Estate Construction                     12,137              12,632
   Commercial and Industrial                    10,638              10,785
   Consumer                                     16,442              17,444
                                               -------             -------
   Gross Loans                                 322,136             309,805
   Less: Unearned Discount                       ---                 3,883
                                              --------            --------
   Total Loans                                $322,136            $305,922
                                              ========            ========

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 1995 and 1994 were 5,347,836 and 5,316,122 respectively.


5. Dividends per share were $0.32 and $0.29 for the six month periods ended June 30, 1995 and 1994 respectively. This represented a 56.1% payout of net income in 1995 and a 45.3% payout in 1994.


6. The results of operations for the six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first six months of 1995 was $3,011,000, a decrease of 11.5% from $3,404,000 in 1994. Return on Average Total Assets was 1.31% for the first six months of 1995 compared with 1.44% for the same period of 1994. Return on Average Shareholders Equity was 12.14% for the six months ended June 30, 1995 compared with 14.48% for 1994.

The decline in 1995 earnings, compared to the same period in 1994, is due to weaker net interest income and increased other expenses. Net interest income is down $228,000 for the first six months of 1995 compared to 1994 and other expenses (salaries and fixed assets) are up $377,000.

The rapid rise in interest rates and increased competition for deposits along with greater personnel and other noninterest expenses have combined to continue pressure on net income. Although the corporation is asset sensitive deposit rates have risen more rapidly than loan rates. Coupled with a marked shift from savings accounts to time accounts this rise has prevented new loan growth from adding to net income during the first half. In addition the corporation has opened a new office in a supermarket/discount store and upgraded mortgage marketing capabilities to prepare for the future. These added costs have already begun to flow through the income statement but the benefits will be realized over the long term.

Earnings per share was $.57 in 1995 and $.64 in 1994, while the dividend increased from $.29 to $.32 in 1995.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(Taxable equivalent)

                                              Six months Ended
                                             6/30/95   6/30/94

                                              Rate      Rate
Earning Assets                                 7.18%     6.71%
Interest Bearing Liabilities                   3.77      3.18

Interest Rate Spread                           3.41      3.53

Interest Expense as a % of earning assets      3.16      2.71

Net Yield on Earning Assets                    4.02      4.00


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

The Net Yield on Earning Assets for the first six months of 1995 was up 2 basis points compared to the same period in 1994. This is a result of improved loan demand and a shift to loans from lower yielding government securities. Net yield as income is down due to a lower earning asset base. This was caused by a runoff in deposits during the last quarter of 1994 and continued during the first quarter of 1995.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

Reserve for Possible Loan Losses
(In thousands)                           Six Months Ended
                                         6/30/95  6/30/94
Balance at Beginning of Period            3,370     3,581
Provision Charged to Expense                  0         0
Loans Charged Off                            86       218
Recoveries                                   12        34

Balance at End of Period                  3,296     3,397

Ratios:
Net Charge-offs to:
  Net Income                               2.46%     5.41%
  Total Loans                               .02       .06
  Reserve for Possible Loan Losses         2.25      5.42

Reserve for Possible Loan Losses to:
  Total Loans                              1.02      1.19

The Reserve for Possible Loan Losses at June 30, 1995 totaled $3,296,000 (1.02% of Total Loans), a decrease of $101,000 from $3,397,000 (1.19% of Total Loans) at the end of the first six months of 1994. Loans past due 90 days and still accruing amounted to $1,599,000 and non-accrual loans totaled $1,227,000 as of 6/30/95. The ratio of non-performing assets plus other real estate owned to total assets was .79% at 6/30/95. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,219,000 at yearend 1994 while non-accruals stood at $854,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,040,000 in non-accrual loans, was approx-imately $47,000 for the first six months of 1995.

CAPITAL MANAGEMENT


Total Shareholders' Equity amounted to $49,957,000 at 6/30/95 compared to $47,715,000 at 6/30/94, an increase of $2,242,000 or 4.7% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.15% at 6/30/94, 10.31% at 12/31/94, and 10.94% at 6/30/95. The leverage ratio was 10.87% at
6/30/95 while the total risk-based capital ratio was 21.86% at year end 1994.


LIQUIDITY AND INTEREST RATE SENSITIVITY


The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 9.9% of total assets at 6/30/95. This mix of assets would be readily available for funding any cash requirements.

As of 6/30/95 rate sensitive assets were 102% of rate sensitive liabilities at one month, 108% at six months, and 125% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. The core deposit portion of passbook savings and NOW accounts are carried in the over one year category while the rate sensitive amount is spread over the one month and six month categories.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three month period ended June 30, 1995.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACNB CORPORATION

July 25, 1995                      /s/ Ronald L. Hankey
  (date)                           ------------------------------
                                   Ronald L. Hankey
                                   President

                                   /s/ John W. Krichten
                                   ------------------------------
                                   John W. Krichten
                                   Secretary/Treasurer