Form 10-Q
period 1995-09-30
ACNB CORP
filed 1995-11-13
CIK 715579

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


   For quarter ended Sept 30, 1995               Commission file no. 0-11783
                               ________________
                               ACNB CORPORATION
            (Exact name of registrant as specified in its charter)

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


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



             CLASS                     OUTSTANDING AT SEPT 30, 1995
           Common Stock                        5,316,122
           ($2.50 par value)

                               ACNB CORPORATION
                                     INDEX


                                                                Page No.
Part I. Financial Information
     Consolidated Condensed Balance Sheets
     Sept 30, 1995 and December 31, 1994 and
     Sept 30, 1994                                                 3


     Consolidated Condensed Statements of Income
     Nine Months Ended Sept 30, 1995 and 1994                      4


     Consolidated Statements of Cash Flows
     Nine Months Ended Sept 30, 1995 and 1994                      5


     Notes to Consolidated Condensed Financial
     Statements                                                   6-7


     Management's Discussion and Analysis of the
     Financial Condition and Results of Operation                8-10


Part II.Other Information                                          11

                          PART I  FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION

                                       September 30     December 31     September 30
                                           1995             1994           1994
ASSETS                                                 (000 omitted)
 Cash and Due from Banks                      13,409          12,919           13,848
 Investment Securities
  U.S. Treasury                               59,523          96,140          101,574
  U.S. Government Agencies and
  Corporations                                46,000          45,000           46,990
  State and Municipal                            962           1,509            2,630
  Other Investments                            2,480           2,256            3,231
                                              ______          ______           ______
 Total Investment Securities                 108,965         144,905          154,425

 Federal Funds Sold                              100             100              200
 Loans                                       324,923         305,922          294,530
  Less: Reserve for Loan Losses               (3,292)         (3,370)          (3,384)
                                             _______         _______          _______
 Net Loans                                   321,631         302,552          291,146

 Premises and Equipment                        5,875           5,874            5,884
 Other Real Estate                               769           1,037              828
 Other Assets                                  5,177           4,645            5,552
                                            ________        ________         ________
TOTAL ASSETS                                $455,926        $472,032         $471,883
                                            ========        ========         ========
LIABILITIES
 Deposits
  Noninterest Bearing                         41,335          38,639           39,647
  Interest Bearing                           342,773         350,159          365,652
                                             _______         _______          _______
 Total Deposits                              384,108         388,798          405,299

 Securities Sold Under
 Agreement To Repurchase                      17,197          14,613           15,524
 Borrowing Federal Home Loan Bank                350          16,800                0
 Demand Notes U.S. Treasury                      450             450              450
 Other Liabilities                             3,086           2,724            2,011
                                             _______         _______          _______
TOTAL LIABILITIES                            405,191         423,385          423,284

SHAREHOLDERS EQUITY
 Common Stock ($2.50 par value)
 20,000,000 shares authorized:
 5,316,122 shares issued and
 outstanding at 6/30/95                       13,290          13,290           13,370
 Surplus                                       4,511           4,511            5,002
 Retained Earnings                            32,934          30,846           30,227
                                              ______          ______           ______
TOTAL SHAREHOLDERS EQUITY                     50,735          48,647           48,599

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                      $455,926        $472,032         $471,883
                                            ========        ========         ========

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended       Nine  Months Ended
                                                 Sept 30                  Sept 30
                                            1995       1994         1995        1994
                                          (000 omitted)            (000 omitted)
INTEREST INCOME
 Loan Interest and Fees                       6,656      5,757       19,265      17,057
 Interest and Dividends on
 Investment Securities                        1,426      1,786        4,606       5,390
 Interest on Federal Funds Sold                   1        106            4         364
 Interest on Balances with
 Depository Institutions                         63         16           72          90
                                              _____      _____        _____       _____
TOTAL INTEREST INCOME                         8,146      7,665       23,947      22,901

INTEREST EXPENSE
 Deposits                                     3,510      3,002        9,899       9,031
 Other Borrowed Funds                           203         85          782         231
                                              _____      _____        _____       _____
TOTAL INTEREST EXPENSE                        3,713      3,087       10,681       9,262

NET INTEREST INCOME                           4,433      4,578       13,266      13,639
 Provision for Loan Losses                        0          0            0           0

NET INTEREST INCOME AFTER PROVISION           _____      _____        _____       _____
FOR LOAN LOSSES                               4,433      4,578       13,266      13,639

OTHER INCOME
 Trust Department                                74         64          226         203
 Service Charges on Deposit Accounts            178        154          479         445
 Other Operating Income                         140        126          463         441
 Securities Gains                                 0          0            0           0
                                              _____      _____        _____       _____
TOTAL OTHER INCOME                              392        344        1,168       1,089

OTHER EXPENSES
 Salaries and Employee Benefits               1,349      1,289        4,154       3,847
 Premises and Fixed Assets                      427        309        1,136       1,000
 Other Expenses                                 548        811        2,179       2,330
                                              _____      _____        _____       _____
TOTAL OTHER EXPENSE                           2,324      2,409        7,469       7,177

INCOME BEFORE INCOME TAX                      2,501      2,513        6,965       7,551
 Applicable Income Tax                          819        827        2,272       2,461
                                              _____      _____        _____       _____
NET INCOME                                   $1,682     $1,686       $4,693      $5,090
                                              =====      =====        =====       =====

EARNINGS PER SHARE*                           $0.32      $0.32        $0.88       $0.95
DIVIDENDS PER SHARE*                           0.17       0.15         0.49        0.44

*Based on 5,316,122 shares outstanding in 1995 and 5,347,836 in 1994.

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS

                                                         Nine months ended
                                                                 Sept 30
                                                           1995         1994
                                                         (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                             23,871       23,330
Fees and Commissions Received                                1,483        1,399
Interest Paid                                               (9,604)      (9,273)
Cash Paid to Suppliers and Employees                        (7,401)      (6,714)
Income Taxes Paid                                           (2,781)      (2,421)
Net Cash Provided by Operating Activities                    5,568        6,321

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks              40,785       36,057
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                           (5,474)     (44,106)
Principal Collected on Loans                                51,053       68,750
Loans Made to Customers                                    (69,870)     (80,163)
Capital Expenditures                                          (411)        (823)
Net Cash Used in Investing Activities                       16,083      (20,285)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                           (14,612)       9,391
Proceeds from Sale of Certificates of Deposit               33,436        9,754
Payments for Maturing Certificates of Deposit              (20,930)     (21,810)
Dividends Paid                                              (2,605)      (2,353)
Increase (Decrease) in Borrowings                          (16,450)           0
Net Cash Provided by Financing Activities                  (21,161)      (5,018)
Net Increase in Cash and Cash Equivalents                      490      (18,982)
Cash and Cash Equivalents:  Beginning of Period             13,019       33,030
               End of Period                                13,509       14,048

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                   4,693        5,090
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                  416          329
Provision for Possible Credit Losses                             0            0
Provision for Deferred Taxes                                    88          (67)
Amortization of Investment Securities Premiums                 638        1,409
Increase (Decrease) in Taxes Payable                          (597)         107
(Increase) Decrease in Interest Receivable                    (293)        (670)
Increase (Decrease) in Interest Payable                      1,077          (11)
Increase (Decrease) in Accrued Expenses                        (44)         485
(Increase) Decrease in Other Assets                           (298)        (345)
Increase (Decrease) in Other Liabilities                      (112)          (6)
Net Cash Provided by Operating Activities                    5,568        6,321

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.
Generally, federal funds are purchased and sold for one-day periods.

                        ACNB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 1995 and 1994 and December 31, 1994 and the results of its operations for the nine months ended September 30, 1995 and 1994 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1994 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.


2. The book and approximate market values of securities owned at September 30, 1995 and December 31, 1994 were as follows:

                                    9/30/95                   12/31/94
                                   Amortized       Fair      Amortized       Fair
                                      Cost         Value        Cost         Value
                                                 (000 omitted)
   U.S. Treasury                      59,523       59,488       96,140       93,762
   U.S. Government Agencies
   and Corporations                   46,000       45,637       45,000       43,080
   State and Municipal                   962          964        1,509        1,506
   Other Investments                   2,480        2,480        2,256        2,256
                                     _______      _______      _______      _______
   TOTAL                            $108,965     $108,569     $144,905     $140,604
                                     =======      =======      =======      =======

   Income earned on investment securities was as follows:

                                   Nine Months Ended Sept 30
                                        1995                  1994
                                      (000 omitted)
   U.S. Treasury                      2,767                   3,723
   U.S. Government Agencies
   and Corporations                   1,667                   1,482
   State and Municipal                   58                      82
   Other Investments                    114                     103
                                     ______                  ______
                                     $4,606                  $5,390
                                     ======                  ======

3. Gross loans are summarized as follows:

                                             Sept 30             December 31
                                               1995                 1994
                                               (000 omitted)
   Real Estate                                284,778              268,944
   Real Estate Construction                    13,261               12,632
   Commercial and Industrial                    9,688               10,785
   Consumer                                    17,196               17,444

                                              --------             -------
   Gross Loans                                324,923              309,805
   Less: Unearned Discount                        ---                3,883
                                             ________             ________
   Total Loans                               $324,923             $305,922
                                             ========             ========


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares out-standing for the six month periods ended September 30, 1995 and 1994 were 5,347,836 and 5,316,122 respectively.


5. Dividends per share were $0.49 and $0.44 for the nine month periods ended September 30, 1995 and 1994 respectively. This represented a 56% payout of net income in 1995 and a 46% payout in 1994.


6. The results of operations for the nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first nine months of 1995 was $4,693,000, a decrease of 7.8% from $5,090,000 in 1994. Return on Average Total Assets was 1.36% for the first nine months of 1995 compared with 1.43% for the same period of 1994. Return on Average Shareholders Equity was 12.52% for the nine months ended Sept 30, 1995 compared with 14.29% for 1994.

The decline in 1995 earnings, compared to the same period in 1994, is due to weaker net interest income and increased other expenses. Net interest income is down $373,000 for the first nine months of 1995 compared to 1994 and other expenses (salaries and fixed assets) are up $270,000. The monthly expense for FDIC insurance declined from $74,000 to $13,000 beginning in June of 1995. Exclusive of that change other expenses would be up $474,000.

The rapid rise in interest rates and increased competition for deposits along with greater personnel and other noninterest expenses have combined to continue pressure on net income. Although the corporation is asset sensitive deposit rates have risen more rapidly than loan rates. Coupled with a marked shift from savings accounts to time accounts this rise has prevented new loan growth from adding to net income during the first nine months. In addition, the corporation has opened a new office in a supermarket/discount store and upgraded mortgage marketing capabilities to prepare for the future. These added costs have already begun to flow through the income statement but the benefits will be realized over the long term.

Earnings per share was $.88 in 1995 and $.95 in 1994, while the dividend increased from $.44 to $.49 in 1995.

             INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                             (Taxable equivalent)

                                                          Nine months Ended
                                                           9/30/95  9/30/94
                                                              Rate     Rate
Earning Assets                                                7.27%    6.72%
Interest Bearing Liabilities                                  3.88     3.19
Interest Rate Spread                                          3.39     3.53
Interest Expense as a % of earning assets                     3.23     2.71

Net Yield on Earning Assets                                   4.04     4.01

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

The Net Yield on Earning Assets for the first nine months of 1995 was up 3 basis points compared to the same period in 1994. This is a result of improved loan demand and a shift to loans from lower yielding government securities. Net yield as income is down due to a lower earning asset base. This was caused by a runoff in deposits during the last quarter of 1994 and continued during the first quarter of 1995.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                       Reserve for Possible Loan Losses
                               (In thousands)             Nine Months Ended
                                                           9/30/95  9/30/94
Balance at Beginning of Period                               3,370    3,581
Provision Charged to Expense                                     0        0
Loans Charged Off                                               96      237
Recoveries                                                      18       40

Balance at End of Period                                     3,292    3,384

Ratios:
Net Charge-offs to:
Net Income                                                    1.66%    3.87%
Total Loans                                                    .02      .07
 Reserve for Possible Loan Losses                             2.37     5.82

Reserve for Possible Loan Losses to:
Total Loans                                                   1.01     1.15

The Reserve for Possible Loan Losses at Sept 30, 1995 totaled $3,292,000 (1.01% of Total Loans), a decrease of $92,000 from $3,384,000 (1.15% of Total Loans) at the end of the first nine months of 1994. Loans past due 90 days and still accruing amounted to $1,972,000 and non-accrual loans totaled $1,211,000 as of 9/30/95.The ratio of non-performing assets plus other real estate owned to total assets was .87% at 9/30/95. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,219,000 at yearend 1994 while non-accruals stood at $854,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,083,000 in non-accrual loans, was approx-imately $77,000 for the first nine months of 1995.

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $50,735,000 at 9/30/95 compared to $48,599,000 at 9/30/94, an increase of $2,156,000 or 4.4% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.30% at 9/30/94, 10.31% at 12/31/94, and 11.13% at 9/30/95. The leverage ratio was 11.06% at
9/30/95 while the total risk-based capital ratio was 21.86% at year end 1994.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 9.5% of total assets at 9/30/95. This mix of assets would be readily available for funding any cash requirements.

As of 9/30/95 rate sensitive assets were 127% of rate sensitive liabilities at one month, 114% at six months, and 129% at one year.

Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. The core deposit portion of passbook savings and NOW accounts are carried in the over one year category while the rate sensitive amount is spread over the one month and six month categories.

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

     (b) There were no reports on Form 8-K filed for the three month period ended Sept 30, 1995.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ACNB CORPORATION


October 27, 1995                      ______________________________
 (date)                                 Ronald L. Hankey
                                        President


                                       ____________________________
                                       John W. Krichten
                                       Secretary/Treasurer