Form 10-K405
period 1995-12-31
ACNB CORP
filed 1996-03-27
CIK 715579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark one)
   __XX__ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995
                                      or
   ______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 (No Fee Required)
           For the Transition Period from______to_____
           Commission file no. 0-11783

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES _X_ NO__

As of February 29, 1996, ACNB Corporation had outstanding 5,307,756 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 29, 1996 was approximately $84,668,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because they may be deemed to be affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended 12/31/95 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 7, 1996 are incorporated by reference into
Part III.

                                 Page 1 of 17




                               ACNB CORPORATION

                                   FORM 10-K

                                     INDEX


                                                                      PAGE
        Part I
         Item 1.  Business                                               3
         Item 2.  Properties                                            11
         Item 3.  Legal Proceedings                                     11
         Item 4.  Submission of Matters to a Vote of Security Holders   11

        Part II
         Item 5.  Market for the Registrant's Common Stock and
                      Related Security Holder Matters                   11
         Item 6.  Selected Financial Data                               11
         Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               11
         Item 8.  Financial Statements and Supplementary Data           11
         Item 9.  Disagreements on Accounting and Financial
                      Disclosure                                        12

        Part III
         Item 10. Directors and Executive Officers of the Registrant    12
         Item 11. Management Remuneration                               12
         Item 12. Security Ownership of Certain Beneficial Owners
                       and Management                                   12
         Item 13. Certain Relationships and Related Transactions        12

        Part IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K                                      13
         Signatures                                                     17


                                       2


                                    PART I

ITEM 1. BUSINESS
The Registrant owns all the outstanding shares of Adams County National Bank (hereinafter the "Bank"). The Registrant and the Bank have the same Board of Directors. The Registrant, organized in 1983, presently has no significant operations other than serving as a holding company. The Bank engages in a full service commercial and consumer banking and trust business. With its main office at 675 Old Harrisburg Road, Gettysburg, Pa., the Bank provides services to its customers through its branch network of 12 full service offices located throughout Adams County, Pa. and 2 in York County, Pa.


The Bank's services include accepting time, demand, and savings deposits including NOW, supernow, money market, and regular savings accounts, a diversified array of certificates of deposit, IRA's, and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans, and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, and student loans. The Bank's business loans include seasonal credit, collateral loans and term loans.

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

As of December 31, 1995, the Registrant had a total of 152 full-time and 73 part-time employees.

SUPERVISION AND REGULATION

The Registrant and the Bank are considered "affiliates" for purposes of
Section 23A of the Federal Reserve Act and as such are subject to certain limitations specified therein on the making of loans on, extensions of credit to, or investments in each other. The Federal Bank Holding Company Act of 1956 restricts the Registrant's activities, whether conducted directly or through subsidiary corporations, to specified activities functionally related to banking. Permissible activities under that Act include lending, certain leasing activities, fiduciary and investment advisory services, acting as insurance agent or broker in connection with loans by subsidiary or affiliated companies, and certain bookkeeping or data processing services.

COMPETITION

All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of Adams County, Pa., a western portion of York County, Pa. and the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County, with concentration in the Gettysburg, Pa. area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be PNC Corporation, Farmers Bank and Trust Company, a subsidiary of Dauphin Deposit Corporation, and Bank of Hanover and Trust Co.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME               AGE                        POSITION

Ronald L. Hankey         55                 Director and President of the
                                            Corporation and the Bank

John W. Krichten         49                 Secretary/Treasurer of the
                                            Corporation and Senior Vice
                                            President, Cashier, and Chief
                                            Financial Officer of the Bank

Lynda L. Glass           35                 Assistant Secretary of the
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

INVESTMENT PORTFOLIO

The following tables show the year-end composition of the investment security portfolio for the three years ended December 31, 1995; the maturity distribution of the portfolio at December 31,1995; and the weighted average yield of the portfolio at December 31, 1995.

                                                           Book Value
                                                           December 31,
HELD TO MATURITY                                  1995         1994         1993
                                                         (in  thousands)
U.S. Government and Federal Agency
Obligations                                   $101,400     $141,140     $142,769
State and Political Subdivision
Obligations                                        962        1,509        1,296
Other Securities                                 2,480        2,256        3,737
                                              --------     --------     --------
TOTAL                                         $104,842     $144,905     $147,802



                                                    Maturity Distribution
                                                         Book Value
                                                      After     After
                                            1 year    1 to 5   5 to 10    Over
                                           or less     years    years   10 years
                                                       (in thousands)
U.S. Government and Federal Agency
Obligations                                $39,326   $62,074   $     0   $     0
State and Political Subdivision
Obligations                                     37       253       423       249
Other Securities                                 0         0         0     2,480
                                           -------   -------   -------   -------
TOTAL                                      $39,363   $62,327   $   423   $ 2,729

* Federal Reserve Bank stock and Federal Home Loan Bank stock, having no stated maturity, have been included in "Over 10 years" in the above table.

                                               Weighted Average Yield
                                                After   After
                                       1 year  1 to 5  5 to 10  Over 10
                                      or less   years   years    years   Total
                                                   (in thousands)
U.S. Government and Federal
Agency Obligations                      4.63%   6.12%                    5.54%
State and Political Subdivision
  Obligations                           9.09%   9.09%   9.09%    9.09%   9.09%
Other Securities                                                 6.00%   6.00%

The weighted average yield of tax exempt obligations has been calculated on a tax equivalent basis. The amounts of the taxable equivalent adjustments are based on an effective tax rate of 34%.

LOAN PORTFOLIO

The following summary shows the composition of the loan portfolio for the five years ended December 31, 1995:

                                1995       1994       1993       1992       1991
Domestic Loans:
Commercial, Financial,
and Agricultural            $  9,268   $ 10,785   $ 14,100   $ 16,104   $ 17,038
Real Estate Loans            284,943    268,944    250,242    250,359    261,145
R/E Construction              12,951     12,632      4,791      4,732      4,938
Consumer                      18,150     17,444     17,950     20,867     23,387
                            --------   --------   --------   --------   --------
Total Loans                 $325,312    309,805    287,083    292,062    306,508
Unearned Discount              2.184      3,883      3,785      4,239      4,708
                            --------   --------   --------   --------   --------
Total                       $323,128   $305,922   $283,298   $287,823   $301,800

The following table shows the repricing opportunities for all loans outstanding as of December 31, 1995. Those loans with immediately adjustable rates (such as loans tied to prime) will be totaled in the thirty day column. Those loans with rates that are adjustable at some time over the life of the loan will be totaled under the time heading when they become adjustable. All fixed rate loans will be totaled under the heading which they mature.

                                                 REPRICING
                                         From 30   After
                               Thirty    Days To  1 to 5   After
                                Days     1 year    Years  5 Years    Total
                                               (in thousands)
Commercial, Financial,
and Agricultural              $56,915   $ 14,103  $27,486  $2,866  $101,370
Consumer                        5,565     14,519   18,512            38,596
Real Estate                     7,922    145,961   30,288   1,175   185,346
                              -------   --------  -------  ------  --------
Total                         $70,402   $174,583  $76,286  $4,041  $325,312

Included in the Real Estate total due within one year are $151,000,000 of Adjustable Rate Mortgages (ARM). The Bank's ARM has a 2% per year interest rate cap with a lifetime cap of 5%. The index used is the Federal Housing Finance Board's National Average Mortgage Contract Rate for Mortgage Lenders on the Purchase of Previously Occupied Homes.

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

                                                        December 31
                                           1995     1994    1993    1992    1991
                                                       (in thousands)
Loans accounted for on
a nonaccrual basis                        $1,093  $  854  $  977  $  905  $1,093

Loans contractually past due
90 days or more as to inte-
rest or principal payments                 2.780   2,219   2,614   3,900   3,800

Loans whose terms have been
renegotiated to provide a
reduction or deferral of inte-
rest or principal because of a
deterioration in the financial
position of the borrower                       0       0     377       0       0

Loans now current where there
are serious doubts as to the
ability of the borrower to
comply with present loan
repayment terms                                0       0       0        0      0


Other real estate owned                      689   1,037     850    1,110      0

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


SUMMARY OF LOAN LOSS EXPERIENCES

A detailed analysis of the Bank's Reserve for Loan Losses for the past five years is shown below:

                                                 Year ended December 31
                                        1995     1994     1993     1992     1991
Balance of reserve for loan
losses at beginning of period         $3,370   $3,581   $3,417   $2,815   $2,366
Loans charged off:
Commercial, financial, and
agricultural                               0        8       37       90       77
Real estate-mortgage                      44      178       35       75      102
Real estate-construction                   0        0        0        0       34
Consumer                                  90       70      120      125      148
                                      ------   ------   ------   ------   ------
Total loans charged off                  134      256      192      290      361

Recovery of charged off loans:
Commercial, financial, and
agricultural                              12        5        8       22        3
Real estate-mortgage                       1       13        1        1       22
Real estate-construction                   0        0        0        0       17
Consumer                                  25       27       32       14       23
                                      ------   ------   ------   ------   ------
Total recoveries                          38       45       41       37       65

Net loans charged off                     96      211      151      253      296
Additions to reserve                       0        0      315      855      745

Balance at end of period              $3,274   $3,370   $3,581   $3,417   $2,815

The amounts of additional provision to the reserve were based on management's judgment after considering an analysis of larger loans, all loans known to management to have unusual risk characteristics, non-performing or problem loans, historical patterns of charge-offs and recoveries, and actual net charge-offs. Further consideration was given to current economic and employment conditions both nationally and in the Bank's local service area. Loans secured by real estate comprise 92% of the Bank's total loan portfolio at December 31, 1995. The majority of loans in both the commercial, financial, and agricultural category and the consumer category are also secured by personal property, negotiable assets, or business assets. This conservative policy explains the low ratio of losses to loans experienced by the Bank over the last five years. This policy did not change during the year ending 1995. 1996 net losses for all loan categories are expected to approximate $150,000.

The following table reflects certain historical statistics of the Bank relative to the relationship among loans (net of unearned discount), net charge-offs, and the reserve:

                                            Year ended December 31
                                1995       1994       1993       1992       1991
                                               (in thousands)
Balances
Average total loans         $319,712   $289,350   $288,790   $293,075  $307,489
Total loans at yearend       323,128    305,922    283,298    287,823   301,800
Net charge-offs                   96        211        151        253       296
Reserve for loan losses
  at yearend                   3,274      3,370      3,581      3,417     2,815

Ratios

Net charge-offs to:
Average total loans              .03%       .07%       .05%       .09%      .10%
Total loans at yearend           .03        .07        .05        .09       .10
Reserve for loan losses         2.93       6.26       4.22       7.40     10.52

Reserve for loan losses to:
Average total loans             1.02       1.16       1.24       1.17       .92
Total loans at yearend          1.01       1.10       1.26       1.19       .93

DEPOSITS
The average daily amounts of deposits are summarized below:


                                         Year ended December 31
                                       1995       1994       1993
                                              (in thousands)
Demand deposits                      $40,027   $ 38,772    $ 33,906
Interest-bearing demand deposits      48,805     56,420      50,563
Savings                              116,660    137,910     127,785
Time deposits (excluding time cer-
tificates of deposit of $100,000
or more)                             169,276    162,366     173,880
Time certificates of $100,000 or
more                                  11.720     13,856      18,255
                                    --------   --------    --------
Total                               $386,488   $409,324    $404,389


Maturities of time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows (in thousands):

               3 months or less               $ 4,324
               Over 3 through 6 months          3,785
               Over 6 through 12 months         5,276
               Over 12 months                   3,064
                                              -------
               Total                          $16,449

FINANCIAL RATIOS

The following ratios are among those commonly used in analyzing bank holding company statements.

                                           Year ended December 31

                                1995       1994      1993     1992      1991
Profitability ratios:

Rate of return on average:
Earning assets                    1.47%      1.49%    1.57%     1.66%     1.51%
Total assets                      1.41       1.43     1.51      1.59      1.45
Total stockholders equity        12.84      14.15    15.61     17.63     16.85

Liquidity and capital ratios:
Average primary (1) capital
to average total assets          11.68      10.85    10.48      9.74      9.21
Average total stockholders eq-
uity to average earning assets 11.41 10.54 10.07 9.40 8.95 Average total stockholders eq-
uity to average total assets     10.96      10.12     9.70      9.04      8.62
Common dividend payout ratio (2) 54.30      50.45    44.73     40.68     42.74

(1) includes total stockholders equity and reserve for loan losses.
(2) Cash dividends paid on common stock as a percentage of net income.


ITEM 2. PROPERTIES

The principal properties of the Registrant and its subsidiary are those held by the Bank. The Bank's main office and executive offices are located at 675 Old Harrisburg Road, Gettysburg, Adams County, Pa. Additionally, the Bank owns 13 other properties located at 2 Chambersburg St., 18-20 Chambersburg St., 22-22 1/2 Chambersburg St., Gettysburg, Pa.; 17 S. Queen St., W. King St., Littlestown, Pa.; 369 Main St., McSherrystown; 1677 Abbottstown Pike, East Berlin, Pa.; 202 Main St., York Springs, Pa.; 101 Main St., Arendtsville, Pa.; U.S. Rte. 30, Cashtown, Pa.; 101 N. Main St., Bendersville, Pa.; Rte. 116 and Sanders Road, Fairfield, Pa.; and Eichelberger St. and Kennedy Ct., Hanover, Pa. The Bank also leases a full service office at South Main St., Biglerville, Pa.; and a supermarket office at 400 Eisenhower Drive, Hanover, Pa.


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Registrant or the Bank. Note K on page 33 of the Annual Report is herein incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Page 37, entitled "Common Stock Market Prices and Dividends" and Note G on page 31 of the Annual Report to Shareholders for the year ended December 31, 1995, are herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data on page 36 of the Annual Report to Shareholders for the year ended December 31, 1995, is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 21 of the Annual Report to Shareholders for the year ended December 31, 1995, is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

The consolidated financial statements of the Registrant and the Bank, included in the Annual Report to Shareholders, on pages 22 through 34 for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

That portion of the Registrant's Proxy Statement dated April 10, 1996, entitled "Election of Directors", appearing on pages 5 through 9 thereof, is hereby incorporated by reference. Information regarding executive officers of the Registrant is included in PART I, ITEM I, BUSINESS.

ITEM 11. MANAGEMENT REMUNERATION

Those portions of the Registrant's Proxy Statement dated April 10, 1996, entitled "Executive Compensation" and "Compensation of Directors", appearing on page 9 through 14 thereof, are hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 29,1996, there were no persons known to the Registrant to be beneficial owners of more than 5% of the Registrant's common capital stock. Those portions of the Registrant's Proxy Statement dated April 10, 1996, entitled "Beneficial Ownership by Officers, Directors and Nominees", appearing on pages 3 through 5 are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 15 through 16 of the Registrant's Proxy Statement dated April 10, 1996, is hereby incorporated by reference. Footnote M--Loans to Related Parties included in the Annual Report to Shareholders, on page 34, for the year ended December 31, 1995, is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Report of Independent Certified Public Accountants is on page 14.

Item 14(a)(1) Financial Statements:
The following consolidated financial statements of the Registrant and its wholly-owned subsidiary included in the Annual Report to Shareholders, page 22 through 34, for the year ended December 31, 1995, are incorporated by reference in Item 8:

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Income - Years ended December 31, 1995, 1994, and
1993

Consolidated Statements of Cash Flows - December 31, 1995, 1994, and 1993

Consolidated Statements of Changes in Equity Capital - Years ended December 31, 1995, 1994, and 1993

Condensed Financial Information of Registrant - Years ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements - December 31, 1995 and 1994

Schedules not listed above are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

ITEM 14(a)(3) EXHIBITS

Exhibit 3(a) Copy of Articles of Incorporation of ACNB Corporation is incorporated by reference to Exhibit 3(a), of the Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit 3(b)  Copy of By-laws of ACNB Corporation is incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit 13  Annual Report to Shareholders.

Exhibit 21  Subsidiary of the Registrant.

Exhibit 23  Consent of Experts and Counsel.

ITEM 14(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 1995.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ACNB CORPORATION
                                                 (Registrant)


                                     By
                                        -----------------------------
                                        Ronald L. Hankey, President


                                     By
                                        --------------------------------------
                                        John W. Krichten, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

------------------------   -----------------------   ------------------------


------------------------   -----------------------   ------------------------


------------------------   -----------------------   ------------------------


------------------------   -----------------------   ------------------------


------------------------   -----------------------   ------------------------


------------------------   -----------------------   ------------------------


------------------------   -----------------------   ------------------------