Form 10-Q
period 1996-03-31
ACNB CORP
filed 1996-05-07
CIK 715579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For quarter ended March 31, 1996           Commission File No. 0-11783
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No___.


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



               CLASS                            OUTSTANDING AT MARCH 31, 1996
            Common Stock                                  5,307,756
          ($2.50 par value)

                                ACNB CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        -------
Part I.   Financial Information
          Consolidated Condensed Balance Sheets
          March 31, 1996 and December 31, 1995 and
          March 31, 1995                                                    3


          Consolidated Condensed Statements of Income
          Three Months Ended March 31, 1996 and 1995                        4


          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995                        5


          Notes to Consolidated Condensed Financial
          Statements                                                      6-7

          Management's Discussion and Analysis of the
          Financial Condition and Results of Operation                   8-10


Part II.  Other Information                                                11

                          PART I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                     March 31         December 31        March 31
                                                       1996               1995             1995
                                                     --------         -----------        --------
ASSETS                                                               (000 omitted)
  Cash and Due from Banks                             27,553             22,900           12,271
  Investment Securities
    U.S. Treasury                                     45,280             47,400           77,922
    U.S. Government Agencies and
    Corporations                                      53,971             54,000           43,000
    State and Municipal                                1,125                962            1,720
    Other Investments                                  2,570              2,480            2,420
                                                      ------             ------           ------
  Total Investment Securities                        102,946            104,842          125,062

  Federal Funds Sold                                     100                100              100
  Loans                                              320,354            324,002          314,021
    Less: Reserve for Loan Losses                     (3,253)            (3,274)          (3,349)
                                                     -------            -------          -------
  Net Loans                                          317,101            320,728          310,672

  Premises and Equipment                               5,653              5,767            5,943
  Other Real Estate                                      682                689              999
  Other Assets                                         6,531              4,327            5,323
                                                    --------           --------         --------
TOTAL ASSETS                                        $460,566           $459,353         $460,370
                                                    ========           ========         ========
LIABILITIES
  Deposits
    Noninterest Bearing                               41,263             44,318           38,718
    Interest Bearing                                 354,998            347,925          346,182
                                                     -------            -------          -------
  Total Deposits                                     396,261            392,243          384,900

  Securities Sold Under
  Agreement To Repurchase                             13,236             13,203           14,010
  Borrowing Federal Home Loan Bank                         0                  0             8400
  Demand Notes U.S. Treasury                             450                199              272
  Other Liabilities                                    3,785              2,245            3,446
                                                     -------            -------          -------
TOTAL LIABILITIES                                    413,732            407,890          411,028

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,307,756 shares issued and
  outstanding at 3/31/96                              13,269             13,269           13,290
  Surplus                                              4,396              4,396            4,511
  Retained Earnings                                   29,169             33,798           31,541
                                                      ------             ------           ------
TOTAL SHAREHOLDERS EQUITY                             46,834             51,463           49,342

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                              $460,566           $459,353         $460,370
                                                    ========           ========         ========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended
                                                                 March 31
                                                           1996            1995
                                                           ----            ----
                                                              (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                  6,567           6,147
  Interest and Dividends on
  Investment Securities                                   1,352           1,650
  Interest on Federal Funds Sold                              1               1
  Interest on Balances with
  Depository Institutions                                   202               1
                                                          -----           -----
TOTAL INTEREST INCOME                                     8,122           7,799

INTEREST EXPENSE
  Deposits                                                3,565           3,047
  Other Borrowed Funds                                      134             311
                                                          -----           -----
TOTAL INTEREST EXPENSE                                    3,699           3,358

NET INTEREST INCOME                                       4,423           4,441
  Provision for Loan Losses                                   0               0

NET INTEREST INCOME AFTER PROVISION                       _____           _____
FOR LOAN LOSSES                                           4,423           4,441

OTHER INCOME
  Trust Department                                          103              67
  Service Charges on Deposit Accounts                       176             146
  Other Operating Income                                    126             219
  Securities Gains                                            0               0
                                                          -----           -----
TOTAL OTHER INCOME                                          405             432

OTHER EXPENSES
  Salaries and Employee Benefits                          1,482           1,405
  Premises and Fixed Assets                                 420             364
  Other Expenses                                            575             812
                                                          -----           -----
TOTAL OTHER EXPENSE                                       2,477           2,581

INCOME BEFORE INCOME TAX                                  2,351           2,292
  Applicable Income Tax                                     770             747
                                                          -----           -----
NET INCOME                                               $1,581          $1,545
                                                          =====           =====

EARNINGS PER SHARE*                                       $0.30           $0.29
DIVIDENDS PER SHARE*                                       1.17            0.16

*Based on 5,307,756 shares outstanding in 1996 and 5,316,122 in 1995

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                                       Three months ended
                                                                            March 31
                                                                      1996             1995
                                                                      ----            -----
                                                                          (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                      7,755             7,751
Fees and Commissions Received                                          497               521
Interest Paid                                                       (3,020)           (2,511)
Cash Paid to Suppliers and Employees                                (4,047)           (3,048)
Income Taxes Paid                                                        4              (764)
Net Cash Provided by Operating Activities                            1,189             1,949

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
  and Interest Bearing Balances with Other Banks                    19,066            20,035
Purchase of Investment Securities and Interest
  Bearing Balances with Other Banks                                (17,290)             (414)
Principal Collected on Loans                                        19,682            16,156
Loans Made to Customers                                            (16,049)          (24,239)
Capital Expenditures                                                   (37)             (205)
Net Cash Used in Investing Activities                                5,372            11,333

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                    (2,143)           (8,727)
Proceeds from Sale of Certificates of Deposit                       12,527             9,237
Payments for Maturing Certificates of Deposit                       (6,333)           (5,011)
Dividends Paid                                                      (6,210)             (851)
Increase (Decrease) in Borrowings                                      251            (8,578)
Net Cash Provided by Financing Activities                           (1,908)          (13,930)
Net Increase in Cash and Cash Equivalents                            4,653              (648)
Cash and Cash Equivalents:  Beginning of Period                     23,000            13,019
                            End of Period                           27,653            12,371

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                           1,581             1,545
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                          152               137
Provision for Possible Credit Losses                                     0                 0
Provision for Deferred Taxes                                            87                88
Amortization of Investment Securities Premiums                         120               223
Increase (Decrease) in Taxes Payable                                   687              (105)
(Increase) Decrease in Interest Receivable                            (567)             (182)
Increase (Decrease) in Interest Payable                                679               847
Increase (Decrease) in Accrued Expenses                                175                (6)
(Increase) Decrease in Other Assets                                 (1,896)             (597)
Increase (Decrease) in Other Liabilities                               171                (1)
Net Cash Provided by Operating Activities                            1,189             1,949



DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                        ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management,the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 1996 and 1995 and December 31, 1995 and the results of its operations for the three months ended March 31 1996 and 1995 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1995 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at March 31, 1996 and December 31, 1995 were as follows:

                              3/31/96                  12/31/95
                             Amortized       Fair      Amortized      Fair
                                Cost         Value        Cost       Value
                             ---------       -----     ---------     ------
                                             (000) omitted)
  U.S. Treasury                45,280       45,454       47,400      47,779
  U.S. Government Agencies
    and Corporations           53,971       53,721       54,000      53,921
  State and Municipal           1,125        1,126          962         964
  Other Investments             2,570        2,570        2,480       2,480
                             --------      -------     --------    --------
  Total                      $102,946     $102,871     $104,842    $105,144
                             ========     ========     ========    ========

  Income earned on investment securities was as follows:

                                              Three Months Ended March 31
                                                1996             1995
                                               ------           ------
                                                    (000 omitted)

  U.S. Treasury                                   631            1,040
  U.S. Government Agencies and Corporations       664              553
  State and Municipal                              16               21
  Other Investments                                41               36
                                               ------           ------
                                               $1,352           $1,650
                                               ======           ======

                                            March 31      December 31
                                             1996             1995
                                           ---------      -----------
                                                  (000 omitted)
  Real Estate                               283,564          285,817
  Real Estate Construction                   11,614           12,951
  Commercial and Industrial                   9,732            9,268
  Consumer                                   15,444           15,966
                                           --------         --------
  Gross Loans                               320,354          324,002
  Less: Unearned Discount                        --               --
                                           --------         --------
  Total Loans                              $320,354         $324,002
                                           ========         ========

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 1996 and 1995 were 5,307,756 and 5,316,122 respectively.

5. Dividends per share were $1.17 and $0.16 for the three month periods ended March 31, 1996 and 1995 respectively. This represented a 390% payout of net income in 1996 and a 55% payout in 1995. The 1996 dividend includes a $1.00 special dividend paid in January 1996.

6. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first three months of 1996 was $1,581,000, an increase of 2.3% from $1,545,000 in 1995. Return on Average Total Assets was 1.40% for the first three months of 1996 compared with 1.34% for the same period of 1995. Return on Average Shareholders Equity was 13.30% for the three months ended March 31, 1996 compared with 12.54% for 1995.

The increase in 1996 earnings, compared to the same period in 1995, is due to decreased other expenses. Net interest income is down $18,000 for the first three months of 1996 compared to 1995, other expenses (salaries and fixed assets) are up $133,000, and other expenses are down $237,000. Monthly expense for FDIC insurance declined from $74,000 in 1995 to $166 in 1996. Exclusive of that change other expenses would be down $15,000.

The Corporation's balance sheet indicates no growth in total assets and while this is somewhat misleading because the decline in shareholders equity, caused by the special $1.00 dividend paid in January 1996, offset positive deposit growth, total growth has not been robust. Loan demand has also been more sensitive to market conditions and while up 2% from March 31, 1995 to March 31, 1996 is down 1% since December 31, 1995.

Earnings per share was $.30 in 1996 and $.29 in 1995, while the regular dividend increased from $.16 to $.17 in 1995.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                               Three months Ended
                                              3/31/96       3/31/95
                                                Rate          Rate
                                               -------      --------
Earning Assets                                  7.48%         7.06%
Interest Bearing Liabilities                    4.10          3.67
Interest Rate Spread                            3.38          3.39

Net Yield on Earning Assets                     4.07          3.98

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 1996, was up 9 basis points compared to the same period in 1995. This is a result of improved loan demand and a shift to loans from lower yielding government securities. Net yield as income is basically unchanged as total earning assets remained constant but interest bearing deposits, as a percentage of deposits, increased as capital decreased year over year.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In thousands)
                                                       Nine Months Ended
                                                    3/31/96         3/31/95
                                                    -------         -------

Balance at Beginning of Period                       3,274           3,370
Provision Charged to Expense                             0               0
Loans Charged Off                                       26              27
Recoveries                                               5               6

Balance at End of Period                             3,253           3,349

Ratios:
Net Charge-offs to:
Net Income                                            1.33%           1.36%
Total Loans                                            .01             .01
 Reserve for Possible Loan Losses                      .65             .63

Reserve for Possible Loan Losses to:
Total Loans                                           1.02            1.07

The Reserve for Possible Loan Losses at March 31, 1996 totaled $3,253,000 (1.02% of Total Loans), a decrease of $96,000 from $3,349,000 (1.07% of Total Loans) at the end of the first three months of 1995. Loans past due 90 days and still accruing amounted to $2,376,000 and non-accrual loans totaled $1,041,000 as of 3/31/96. The ratio of non-performing assets plus other real estate owned to total assets was .89% at 3/31/96. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,620,000 at yearend 1995 while non-accruals stood at $1,303,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,041,000 in non-accrual loans, was approximately $23,000 for the first three months of 1996.

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $46,834,000 at 3/31/96 compared to $49,342,000 at 3/31/95, a decrease of $2,508,000 or 5.4% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.72% at 3/31/95, 11.20% at 12/31/95, and 10.18% at 3/31/96. The leverage ratio was 10.32% at
3/31/96 while the total risk-based capital ratio was 18.62%. The reduction in the capital ratios from yearend 1995 to 3/31/96 was caused by the special dividend of $1.00 per share paid in January 1996.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 15.5% of total assets at 3/31/96. This mix of assets would be readily available for funding any cash requirements.

As of 3/31/96 the cumulative asset sensitive gap was 16% of total assets at one month, 17.4% at six months, and 32.6% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACNB CORPORATION

                                        /s/ Ronald L. Hankey
April 30, 1996                          ----------------------------------
   (date)                               Ronald L. Hankey
                                        President

                                        /s/ John W. Krichten
                                        ---------------------------------
                                        John W. Krichten
                                        Secretary/Treasurer