Form 10-Q
period 1996-06-30
ACNB CORP
filed 1996-08-05
CIK 715579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For quarter ended June 30, 1996                    Commission file no. 0-11783

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



           CLASS                               OUTSTANDING AT JUNE 30, 1996
           -----                               ----------------------------
         Common Stock                                  5,301,182
      ($2.50 par value)

                                ACNB CORPORATION
                                     INDEX



                                                                  Page No.

Part I.   Financial Information
          Consolidated Condensed Balance Sheets
          June 30, 1996 and December 31, 1995 and
          June 30, 1995                                              3


          Consolidated Condensed Statements of Income
          Six Months Ended June 30, 1996 and 1995                    4


          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995                    5


          Notes to Consolidated Condensed Financial
          Statements                                                6-7


          Management's Discussion and Analysis of the
          Financial Condition and Results of Operation              8-10


Part II.  Other Information                                          11

                                     PART I
                             FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                              June 30     December 31   June 30
                                                1996         1995         1995
                                                ----         ----         ----
ASSETS                                                   (000 omitted)
  Cash and Due from Banks                   $  26,045    $  22,900    $  11,729
  Investment Securities
    U.S. Treasury                              43,157       47,400       67,717
    U.S. Government Agencies and
    Corporations                               62,971       54,000       43,000
    State and Municipal                           925          962        1,465
    Other Investments                           2,570        2,480        2,480
                                            _________    _________    _________
  Total Investment Securities                 109,623      104,842      114,662

  Federal Funds Sold                              100          100          100
  Loans                                       319,430      324,002      322,136
    Less: Reserve for Loan Losses              (3,242)      (3,274)      (3,296)
                                            _________    _________    _________
  Net Loans                                   316,188      320,728      318,840

  Premises and Equipment                        5,556        5,767        5,949
  Other Real Estate                               813          689          769
  Other Assets                                  6,223        4,327        4,715
                                            _________    _________    _________
TOTAL ASSETS                                $ 464,548    $ 459,353    $ 456,764
                                            =========    =========    =========
LIABILITIES
  Deposits
    Noninterest Bearing                        45,183       44,318       39,569
    Interest Bearing                          355,156      347,925      345,456
                                            _________    _________    _________
  Total Deposits                              400,339      392,243      385,025

  Securities Sold Under
  Agreement To Repurchase                      13,930       13,203       15,549
  Borrowing Federal Home Loan Bank                  0            0        3,550
  Demand Notes U.S. Treasury                      450          199          450
  Other Liabilities                             2,347        2,245        2,233
                                            _________    _________    _________
TOTAL LIABILITIES                             417,066      407,890      406,807

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,301,182 shares issued and
  outstanding at 6/30/96                       13,253       13,269       13,290
  Surplus                                       4,306        4,396        4,511
  Retained Earnings                            29,923       33,798       32,156
                                            _________    _________    _________
TOTAL SHAREHOLDERS EQUITY                      47,482       51,463       49,957

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                      $ 464,548    $ 459,353    $ 456,764
                                            =========    =========    =========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                       Three Months Ended   Six  Months Ended
                                             June 30              June 30
                                          1996      1995      1996       1995
                                          ----      ----      ----       ----
                                           (000 omitted)       (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                $ 6,579   $ 6,462   $ 13,146  $ 12,609
  Interest and Dividends on
  Investment Securities                   1,489     1,530      2,841     3,180
  Interest on Federal Funds Sold              2         2          3         3
  Interest on Balances with
  Depository Institutions                   232         8        434         9
                                        _______   _______    _______   _______
TOTAL INTEREST INCOME                     8,302     8,002     16,424    15,801

INTEREST EXPENSE
  Deposits                                3,568     3,342      7,133     6,389
  Other Borrowed Funds                      153       268        287       579
                                        _______   _______    _______   _______
TOTAL INTEREST EXPENSE                    3,721     3,610      7,420     6,968

NET INTEREST INCOME                       4,581     4,392      9,004     8,833
  Provision for Loan Losses                   0         0          0         0

NET INTEREST INCOME AFTER PROVISION       _____     _____      _____     _____
FOR LOAN LOSSES                           4,581     4,392      9,004     8,833

OTHER INCOME
  Trust Department                           86        85        189       152
  Service Charges on Deposit Accounts       190       155        366       301
  Other Operating Income                    150       104        276       323
  Securities Gains                            0         0          0         0
                                        _______   _______    _______   _______
TOTAL OTHER INCOME                          426       344        831       776

OTHER EXPENSES
  Salaries and Employee Benefits          1,427     1,400      2,909     2,805
  Premises and Fixed Assets                 424       345        844       709
  Other Expenses                            691       819      1,266     1,631
                                        _______   _______    _______   _______
TOTAL OTHER EXPENSE                       2,542     2,564      5,019     5,145

INCOME BEFORE INCOME TAX                  2,465     2,172      4,816     4,464
  Applicable Income Tax                     810       706      1,580     1,453
                                        _______   _______    _______   _______
NET INCOME                              $ 1,655   $ 1,466    $ 3,236   $ 3,011
                                        =======   =======    =======   =======

EARNINGS PER SHARE*                     $  0.31   $  0.28    $  0.61   $  0.57
DIVIDENDS PER SHARE*                       0.17      0.16       1.34      0.32

*Based on 5,304,939 shares outstanding in 1996 and 5,316,122 in 1995.

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                            Six months ended
                                                                 June 30
                                                             1996        1995
                                                             ----        ----
                                                         (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                             $16,338     $16,499
Fees and Commissions Received                                 1,063         992
Interest Paid                                                (7,395)     (6,660)
Cash Paid to Suppliers and Employees                         (6,453)     (5,377)
Income Taxes Paid                                            (1,555)     (2,296)
Net Cash Provided by Operating Activities                     1,998       3,158

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks               27,266      30,285
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                           (32,290)       (474)
Principal Collected on Loans                                 41,592      32,573
Loans Made to Customers                                     (37,180)    (48,597)
Capital Expenditures                                            (97)       (347)
Net Cash Used in Investing Activities                          (709)     13,440

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                              1,434     (11,357)
Proceeds from Sale of Certificates of Deposit                22,857      21,117
Payments for Maturing Certificates of Deposit               (15,468)    (12,597)
Dividends Paid                                               (7,111)     (1,701)
Increase (Decrease) in Borrowings                               251     (13,250)
Repurchase of Common Stock                                     (107)          0
Net Cash Provided by Financing Activities                     1,856     (17,788)
Net Increase in Cash and Cash Equivalents                     3,145      (1,190)
Cash and Cash Equivalents:  Beginning of Period              23,000      13,019
                            End of Period                    26,145      11,829

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                    3,236       3,011
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                   312         276
Provision for Possible Credit Losses                              0           0
Provision for Deferred Taxes                                     87          88
Amortization of Investment Securities Premiums                  243         440
Increase (Decrease) in Taxes Payable                            (62)       (931)
(Increase) Decrease in Interest Receivable                     (300)        473
Increase (Decrease) in Interest Payable                          25         308
Increase (Decrease) in Accrued Expenses                         131         (75)
(Increase) Decrease in Other Assets                          (1,873)       (429)
Increase (Decrease) in Other Liabilities                        199          (3)
Net Cash Provided by Operating Activities                     1,998       3,158

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 1996 and 1995 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 and changes in financial position for the six months then ended. All such adjust-ments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1995 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.


2. The book and approximate market values of securities owned at June 30, 1996 and December 31, 1995 were as follows:

                                  6/30/96                 12/31/95
                                 Amortized      Fair      Amortized    Fair
                                    Cost        Value       Cost       Value
                                    ----        -----       ----       -----
                                                 (000 omitted)

U.S. Treasury                     $ 43,157    $ 43,281    $ 47,400    $ 47,779
U.S. Government Agencies
and Corporations                    62,971      62,496      54,000      53,921
State and Municipal                    925         926         962         964
Other Investments                    2,570       2,570       2,480       2,480
                                  ________    ________    ________    ________
TOTAL                             $109,623    $109,273    $104,842    $105,144
                                  ========    ========    ========    ========

Income earned on investment securities was as follows:

                                       Six Months Ended June 30
                                          1996          1995
                                          ----          ----
                                             (000 omitted)

U.S. Treasury                            $1,235        $1,956
U.S. Government Agencies
and Corporations                          1,492         1,109
State and Municipal                          33            41
Other Investments                            81            74
                                         ______        ______
                                         $2,841        $3,180
                                         ======        ======

3. Gross loans are summarized as follows:

                                             June 30          December 31
                                               1996               1995
                                               ----               ----
                                                   (000 omitted)

   Real Estate                              $283,583            $285,817
   Real Estate Construction                   10,813              12,951
   Commercial and Industrial                   9,889               9,268
   Consumer                                   15,145              15,966
                                             _______             _______
   Gross Loans                               319,430             324,002
   Less: Unearned Discount                        --                  --
                                            ________            ________
   Total Loans                              $319,430            $324,002
                                            ========            ========


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares out-standing for the six month periods ended June 30, 1996 and 1995 were 5,304,939 and 5,316,122 respectively.


5. Dividends per share were $1.34 and $0.32 for the six month periods ended June 30, 1996 and 1995 respectively. This represented a 220% payout of net income in 1996 and a 56% payout in 1995. The 1996 dividend includes a $1.00 special dividend paid in January 1996.


6. The results of operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's net income for the first six months of 1996 was $3,236,000, an increase of 7.5% from $3,011,000 in 1995. Return on Average Total Assets was 1.42% for the first six months of 1996 compared with 1.32% for the same period of 1995. Return on Average Shareholders Equity was 13.68% for the six months ended June 30, 1996 compared with 12.24% for 1995.

The increase of 7.5% in 1996 earnings, compared to the same period in 1995, is due to increased net interest income and decreased other expenses. Net interest income is up $171,000 for the first six months of 1996 compared to 1995, other expenses (salaries and fixed assets) are up $239,000, and other miscellaneous expenses are down $365,000. Six month expense for FDIC insurance declined from $447,000 in 1995 to $1,000 in 1996. Exclusive of that change other miscellaneous expenses would be up $82,000.

The Corporation's balance sheet indicates moderate growth of 1% in total assets in 1996 compared to a 3% decline in 1995. While this is somewhat misleading because the decline in shareholders equity, caused by the special $1.00 dividend paid in January 1996, offset positive deposit growth, total growth has not been robust. Loan demand has also been more sensitive to market conditions and is down 1% from June 30, 1995 to June 30, 1996 and down almost 2% since December 31, 1995.

Earnings per share was $.61 in 1996 and $.57 in 1995, while the regular dividend increased from $.32 to $.34 in 1996.

               INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSET

                                             Six months Ended
                                            6/30/96    6/30/95
                                              Rate      Rate
                                              ----      ----
Earning Assets                                7.51%     7.17%
Interest Bearing Liabilities                  4.07      3.80
Interest Rate Spread                          3.44      3.36

Net Yield on Earning Assets                   4.11      3.98

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 1996, was up
13 basis points compared to the same period in 1995. This is a result of improved yields on government securities and lower cost of certificates of deposit. Net yield as income has improved as higher securities yields and slightly lower deposit costs have begun to work through the Corporation's asset and liability mix.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In thousands)
                                                          Six Months Ended
                                                       6/30/96        6/30/95
                                                       -------        -------

Balance at Beginning of Period                         $3,274         $3,370
Provision Charged to Expense                                0              0
Loans Charged Off                                          89             86
Recoveries                                                 37             12

Balance at End of Period                                3,242          3,296

Ratios:
Net Charge-offs to:
Net Income                                                .99%          2.46%
Total Loans                                               .01            .02
Reserve for Possible Loan Losses                          .99           2.25

Reserve for Possible Loan Losses to:
Total Loans                                              1.01           1.02

The Reserve for Possible Loan Losses at June 30, 1996 totaled $3,242,000
(1.01% of Total Loans), a decrease of $54,000 from $3,296,000 (1.02% of Total Loans) at the end of the first six months of 1995. Loans past due 90 days and still accruing amounted to $2,507,000 and non-accrual loans totaled $1,174,000 as of 6/30/96. The ratio of non-performing assets plus other real estate owned to total assets was .97% at 6/30/96. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,620,000 at yearend 1995 while non-accruals stood at $1,303,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,239,000 in non-accrual loans, was approximately $56,000 for the first six months of 1996.

                               CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $47,482,000 at 6/30/96 compared to $49,957,000 at 6/30/95, a decrease of $2,475,000 or 5% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.94% at 6/30/95, 11.20% at 12/31/95, and 10.22% at 6/30/96. The leverage ratio was 10.36% at
6/30/96 while the total risk-based capital ratio was 19.22%. The reduction in the capital ratios from yearend 1995 to 6/30/96 was caused by the special dividend of $1.00 per share paid in january 1996.


                    LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 15.1% of total assets at 6/30/96. This mix of assets would be readily available for funding any cash requirements.

As of 3/31/96 the cumulative asset sensitive gap was 19% of total assets at one month, 21.5% at six months, and 33.9% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

       (b) There were no reports on Form 8-K filed for the three month period ended June 30, 1996.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACNB CORPORATION

                                           /s/ RONALD L. HANKEY
July 31, 1996                             ------------------------------------
   (date)                                       Ronald L. Hankey
                                                    President

                                           /s/ JOHN W. KRICHTEN
                                          ------------------------------------
                                                John W. Krichten
                                              Secretary/Treasurer