Form 10-Q
period 1996-09-30
ACNB CORP
filed 1996-10-31
CIK 715579

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For quarter ended September 30, 1996               Commission File No. 0-11783



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes /X/   No / /.


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



       CLASS                               OUTSTANDING AT SEPTEMBER 30, 1996
    Common Stock                                       5,301,182
   ($2.50 par value)

                                ACNB CORPORATION
                                      INDEX


                                                                     Page No.
                                                                     --------

Part I.  Financial Information
         Consolidated Condensed Balance Sheets
         September 30, 1996 and December 31, 1995 and
         September 30, 1995                                              3

         Consolidated Condensed Statements of Income
         Nine Months Ended September 30, 1996 and 1995                   4

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995                   5

         Notes to Consolidated Condensed Financial Statements          6-7

         Management's Discussion and Analysis of the Financial
         Condition and Results of Operation                           8-11

Part II.  Other Information                                             12

                          PART I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                  Sept 30    December 31    Sept 30
                                                    1996         1995         1995
                                                 ---------    ---------    ---------
ASSETS                                                      (000 omitted)
  Cash and Due from Banks                         $ 13,713     $ 22,900     $ 13,409
  Investment Securities
     Securities Held to Maturity                   104,896      104,842      108,965
     Securities Available for Sale                  37,020            0            0
                                                 ---------    ---------    ---------
  Total Investment Securities                      141,916      104,842      108,965


  Federal Funds Sold                                   100          100          100
  Loans                                            322,333      324,002      324,923
    Less: Reserve for Loan Losses                   (3,211)      (3,274)      (3,292)
                                                 ---------    ---------    ---------
  Net Loans                                        319,122      320,728      321,631

  Premises and Equipment                             5,447        5,767        5,875
  Other Real Estate                                    895          689          769
  Other Assets                                       6,707        4,327        5,177
                                                 ---------    ---------    ---------
TOTAL ASSETS                                     $ 487,900    $ 459,353    $ 455,926
                                                 =========    =========    =========
LIABILITIES
  Deposits
    Noninterest Bearing                             45,078       44,318       41,335
    Interest Bearing                               352,798      347,925      342,773
                                                 ---------    ---------    ---------
  Total Deposits                                   397,876      392,243      384,108

  Securities Sold Under
  Agreement To Repurchase                           20,807       13,203       17,197
  Borrowing Federal Home Loan Bank                  16,800            0          350
  Demand Notes U.S. Treasury                           450          199          450
  Other Liabilities                                  3,385        2,245        3,086
                                                 ---------    ---------    ---------
TOTAL LIABILITIES                                  439,318      407,890      405,191

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,301,182 shares issued and
  outstanding at 9/30/96                            13,253       13,269       13,290
  Surplus                                            4,306        4,396        4,511
  Retained Earnings                                 30,851       33,798       32,934
  Net unrealized gains on securities available
  for sale                                             172
                                                 ---------    ---------    ---------
TOTAL SHAREHOLDERS EQUITY                           48,582       51,463       50,735

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                           $ 487,900    $ 459,353    $ 455,926
                                                 =========    =========    =========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended   Nine  Months Ended
                                               Sept 30              Sept 30
                                           1996       1995      1996        1995
                                           ----       ----      ----        ----
                                            (000 omitted)         (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                 $ 6,640    $ 6,656    $19,786    $19,265
  Interest and Dividends on
  Investment Securities                    1,965      1,426      4,806      4,606
  Interest on Federal Funds Sold               1          1          4          4
  Interest on Balances with
  Depository Institutions                     49         63        483         72
                                         -------    -------    -------    -------
TOTAL INTEREST INCOME                      8,655      8,146     25,079     23,947

INTEREST EXPENSE
  Deposits                                 3,592      3,510     10,725      9,899
  Other Borrowed Funds                       246        203        533        782
                                         -------    -------    -------    -------
TOTAL INTEREST EXPENSE                     3,838      3,713     11,258     10,681

NET INTEREST INCOME                        4,817      4,433     13,821     13,266
  Provision for Loan Losses                    0          0          0          0

NET INTEREST INCOME AFTER PROVISION      -------    -------    -------    -------
FOR LOAN LOSSES                            4,817      4,433     13,821     13,266

OTHER INCOME
  Trust Department                           153         74        342        226
  Service Charges on Deposit Accounts        192        178        558        479
  Other Operating Income                     223        140        499        463
  Securities Gains                             0          0          0          0
                                         -------    -------    -------    -------
TOTAL OTHER INCOME                           568        392      1,399      1,168

OTHER EXPENSES
  Salaries and Employee Benefits           1,509      1,349      4,418      4,154
  Premises and Fixed Assets                  427        427      1,271      1,136
  Other Expenses                             640        548      1,906      2,179
                                         -------    -------    -------    -------
TOTAL OTHER EXPENSE                        2,576      2,324      7,595      7,469

INCOME BEFORE INCOME TAX                   2,809      2,501      7,625      6,965
  Applicable Income Tax                      926        819      2,506      2,272
                                         -------    -------    -------    -------
NET INCOME                               $ 1,883    $ 1,682    $ 5,119    $ 4,693
                                         =======    =======    =======    =======

EARNINGS PER SHARE*                      $  0.36    $  0.32    $  0.97    $  0.88
DIVIDENDS PER SHARE*                        0.18       0.17       1.52       0.49


*Based on 5,303,687 shares outstanding in 1996 and 5,316,122 in 1995

See accompanying notes to financial statements

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                          Nine months ended
                                                              Sept 30
                                                         1996         1995
                                                         ----         ----
                                                          (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                        $ 24,235    $ 23,871
Fees and Commissions Received                             1,829       1,483
Interest Paid                                           (10,521)     (9,604)
Cash Paid to Suppliers and Employees                     (8,357)     (7,401)
Income Taxes Paid                                        (2,430)     (2,781)
Net Cash Provided by Operating Activities                 4,756       5,568

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks           34,266      40,785
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                       (71,570)     (5,474)
Principal Collected on Loans                             62,617      51,053
Loans Made to Customers                                 (61,223)    (69,870)
Capital Expenditures                                       (149)       (411)
Net Cash Used in Investing Activities                   (36,059)     16,083

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                          3,853     (14,612)
Proceeds from Sale of Certificates of Deposit            33,389      33,436
Payments for Maturing Certificates of Deposit           (24,005)    (20,930)
Dividends Paid                                           (8,065)     (2,605)
Increase (Decrease) in Borrowings                        17,051     (16,450)
Repurchase of Common Stock                                 (107)          0
Net Cash Provided by Financing Activities                22,116     (21,161)
Net Increase in Cash and Cash Equivalents                (9,187)        490
Cash and Cash Equivalents:  Beginning of Period          23,000      13,019
                            End of Period                13,813      13,509

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                5,119       4,693
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                               475         416
Provision for Possible Credit Losses                          0           0
Provision for Deferred Taxes                                 91          88
Amortization of Investment Securities Premiums              340         638
Increase (Decrease) in Taxes Payable                        (15)       (597)
(Increase) Decrease in Interest Receivable                 (899)       (293)
Increase (Decrease) in Interest Payable                     737       1,077
Increase (Decrease) in Accrued Expenses                     338         (44)
(Increase) Decrease in Other Assets                      (1,569)       (298)
Increase (Decrease) in Other Liabilities                    139        (112)
Net Cash Provided by Operating Activities                 4,756       5,568

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 1996 and 1995 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1995 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at September 30, 1996 and December 31, 1995 were as follows:

                                           9/30/96                12/31/95
                                          Amortized     Fair      Amortized     Fair
                                            Cost       Value        Cost        Value
                                            ----       -----        ----        -----
                                                          (000 omitted)

    U.S. Treasury (held to maturity)      $ 47,999    $ 48,219    $ 47,400    $ 47,779
    U.S. Government Agencies (held
             to maturity)                   55,972      55,713      54,000      53,921
    State and Municipal (held to
             maturity)                         925         926         962         964
    U.S. Government Agencies
             (avail for sale)               34,190      34,480           0           0
    Other Investments (avail for sale)       2,570       2,570       2,480       2,480
                                          --------    --------    --------    --------
    TOTAL                                 $141,656    $141,908    $104,842    $105,144


    Income earned on investment securities was as follows:

                                     Nine Months Ended September 30
                                       1996                 1995
                                       ----                 ----
                                            (000 omitted)
    U.S. Treasury                     $1,870               $2,767
    U.S. Government Agencies           2,765                1,667
    State and Municipal                   47                   58
    Other Investments                    124                  114
                                      ------               ------
                                      $4,806               $4,606

3.  Gross loans are summarized as follows:

                                           September 30            December 31
                                                     (000 omitted)

    Real Estate                           $287,078                  $285,817
    Real Estate Construction                10,547                    12,951
    Commercial and Industrial                9,721                     9,268
    Consumer                                14,987                    15,966
                                          --------                  --------
    Total Loans                           $322,333                  $324,002


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 1996 and 1995 were 5,303,687 and 5,316,122 respectively.

5. Dividends per share were $1.52 and $.49 for the nine month periods ended September 30, 1996 and 1995 respectively. This represented a 157% payout of net income in 1996 and a 56% payout in 1995. The 1996 dividend includes a $1.00 special dividend paid in January 1996.

6. The results of operations for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1995 Annual Report. Current performance does not guarantee, assure, or may be indicative of similar performance in the future.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

Net Income for the current three month period was $1,883,000, up $201,000 or 12% above the third quarter of 1995. The increase in net income was due primarily to a larger volume of earning assets. Net income per share, for the current quarter was $.36, up $.04 or 13% above the $.32 earned in the comparable period in 1995.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the current three month period was $8,655,000, up $509,000 or 6% above the $8,146,000 earned in the same period of 1995. The $509,000 increase in interest income was due primarily to a larger volume of earning assets, principally investments in the securities portfolio. The average volume of securities available-for-sale was $18.4 million more in the current quarter than in the comparable quarter of 1995, when there were none. In an effort to manage interest rate risk, the Bank purchased $35 million of mortgage backed securities classified as available-for-sale. Income from loans during the current period was constrained by moderate loan demand and competitive pressures.

Total interest expense for the current three month period was $3,838,000, up $125,000 or 3% above the $3,713,000 incurred for the same period in 1995. The $125,000 increase in interest expense was due primarily to a larger volume of interest bearing deposits, principally time deposits. The average volume of interest bearing deposits was $9.5 million higher in the current quarter compared to the same quarter in 1995.

Net interest income for the current three month period was $4,817,000, up $384,000 or 8.7% above the $4,433,000 earned in the same period of 1995. The increase in current period net interest income was achieved primarily from a larger average volume of earning assets.

Total non-interest income for the current three month period at $568,000, was $176,000 greater than the same quarter in 1995. This was due to a strong quarter in the Trust Department caused by an unusual number of estate settlements and income adjustments consisting of a reversal of $37,000 in expenses related to a community reinvestment project at the holding company level.

Total non-interest expense for the current three month period was $2,576,000, up $252,000 or 10.8% greater than the $2,324,000 incurred for the third quarter of 1995.

The provision for income taxes in the current quarter increased $107,000 or 13.1% due to a higher level of pretax earnings.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Net income for the first nine months of 1996 was $5,119,000, up $426,000 or 9.1% above the $4,693,000 earned for the same period of 1995. The increase in net income was due primarily to a larger volume of earning assets and a reduction in FDIC deposit insurance expense. See below for a discussion of changes to the FDIC fund. Earnings per share, was $.97 on September 30, 1996, compared to $.88 on September 30, 1995. For the nine month period (annualized) of 1996, the return on average assets (ROA) and return on average equity (ROE) were 1.48% and 14.31%, respectively, compared to 1.36% and 12.52%, respectively, for 1995.

At September 30, 1996, total assets were approximately $488 million, reflecting a $32 million or 7% increase above September 30, 1995. As explained more fully under Capital Management section, book value per share was $9.13 on September 30, 1996, compared to $9.54 on June 30, 1995. (The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 17.7% and a Total Risk-Based Capital Ratio of 19.0% on September 30, 1996.)

Total interest income for the current nine month period was $25,079,000, up $1,132,000 or 4.7% above the $23,947,000 earned in the same period of 1995. The $1,132,000 increase in total interest income was due primarily to a larger volume of earning assets, principally loans in the first half, due to improved loan demand, and securities growth in the third quarter.

Total interest expense for the current nine month period was $11,258,000, up $577,000 or 5.4 % above the $10,681,000 incurred for the same period in 1995. The $577,000 increase in total interest expense was due primarily to a larger volume of interest bearing deposits, principally time deposits. The year to date average volume of interest bearing deposits increased approximately $7.1 million or 2.1% above the same period of 1995.

Net interest income was $13,821,000 for the current period, up $555,000 or 4.2% above the first nine months in 1995. Income from a larger volume of investment securities out paced funding costs. The net yield on average earning assets was 4.18% for the current nine month period compared to 4.04% for the same period in 1995.

Total non-interest income for the current nine month period was $1,399,000, up $231,000 or 20% above the same period in 1995. Improvement was in all major categories but centered mainly in the Trust Department, which was up $116,000, caused by greater activity in estate settlements.

Total non-interest expense for the current nine month period was $7,595,000, up $126,000 or 1.7% above the $7,469,000 incurred for the same period in 1995. The small increase in total non-interest expense was primarily the result of a $460,000 reduction in FDIC deposit insurance expense. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996, contained in Subtitle G, Section 2702 of the Defense Appropriations Bill, to remedy the large disparity of insurance premiums paid by savings institutions for deposit insurance under the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") in comparison to the premiums paid by banks for deposit insurance under the Bank Insurance Fund (("BIF") also administered by the FDIC. In order to recapitalize the SAIF and remedy the disparity in premiums for deposit insurance, the following has been enacted: the payment of a one-time special assessment of 69 cents per $100 of deposits by SAIF institutions; the merger of SAIF and BIF into the Deposit Insurance Fund ("DIF"), if there are no insured savings associations on January 1, 1999; and the payment by BIF institutions of a currently estimated 1.29 cents per $100 of deposits for 1997, 1998 and 1999 in order to share the FICO costs (the costs representing the bonds which were floated in connection with the bailout). Based on current deposit levels, Management expects that the increase in the FDIC Assessment rate will impact results of operations in a currently estimated amount of $51,000 for 1997.

In addition to the reduction in current period FDIC deposit insurance expenses, salaries and benefits expense increased $264,000 due to normal merit raises and planned staff additions and furniture and equipment expense increased $135,000 due to shorter depreciation schedules as the rapid pace of change in technology continues.

The provision for income taxes was $2,506,000 for the current period, up $234,000 above the same period in 1995 due to a higher level of pretax earnings.


              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                          Nine Months Ended
                                                       9/30/96         9/30/95
                                                        Rate            Rate

Earning Assets                                          7.56%           7.27%
Interest Bearing Liabilities                            4.07%           3.88%
Interest Rate Spread                                    3.50%           3.39%

Net Yield on Earning Assets                             4.18%           4.04%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 1996, was up 14 basis points compared to the same period in 1995. This is a result of improved yields on government securities and a larger volume of earning assets.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                           Nine Months Ended
                                                         9/30/96        9/30/95

Balance at Beginning of Period                           $3,274         $3,370
Provision Charged to Expense                                  0              0
Loans Charged Off                                           127             96
Recoveries                                                   64             18

Balance at End of Period                                  3,211          3,292

Ratios:
Net Charge-offs to:
Net Income                                                 1.23%         1.66%
Total Loans                                                 .02%          .02%
Reserve for Possible Loan Losses                           1.96%         2.37%

Reserve for Possible Loan Losses to:
Total Loans                                                1.00%         1.01%

The Reserve for Possible Loan Losses at September 30, 1996 totaled $3,211,000 (1.00% of Total Loans), a decrease of $81,000 from $3,292,000 (1.01% of Total Loans) at the end of the first nine months of 1995. Loans past due 90 days and still accruing amounted to $2,342,000 and non-accrual loans totaled $1,357,000 as of 9/30/96. The ratio of non-performing assets plus other real estate owned to total assets was .94% at 9/30/96. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,620,000 at year end 1995 while non-accruals stood at $1,303,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,269,000 in non-accrual loans, was approximately $86,000 for the first nine months of 1996.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a creditor must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the Corporation's impaired loans were on a non-accrual status for all reported periods.

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $48,582,000 at 9/30/96 compared to $50,735,000 at 9/30/95, a decrease of $2,153,000 or 4% over that period. The ratio of Total Shareholders' Equity to Total Assets was 11.13% at 9/30/95, 11.20% at 12/31/95, and 9.96% at 9/30/96. The total risk-based capital ratio was 18.95% at 9/30/96. The reduction in the capital ratios from year end 1995 to 9/30/96 was caused by the special dividend of $1.00 per share paid in January 1996.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, and investment securities maturing within one year) equal 11.7% of total assets at 9/30/96. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $221,000,000 at the Federal Home Loan Bank of Pittsburgh.

As of 9/30/96, the cumulative asset sensitive gap was 11% of total assets at one month, 11.8% at six months, and 24.4% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5.  Change of composition of Board of Directors.

The Board of Directors of the Corporation and Bank adopted a mandatory retirement program for present and future members of the Boards of Directors of both institutions. Effective July 1, 1996, a mandatory retirement age of 72 has been instituted and a program of transition has been initiated for present members of the Boards of Directors. Under the transitional program, four directors retired, effective June 30, 1996, and were appointed Director Emeritus, effective July 1, 1996. The four directors were: C. F. Ditzler,
J. Glenn Guise, Charles E. Ritter and Ralph W. Tyson.

Each Director who attained the age of 72 and who was serving on the Board of Directors on June 1996, will be permitted to serve the longer of: (1) his or her current term, or (2) until the annual election in the year 2000.

In addition to the above changes, the Advisory Board of the Bank will be terminated by May 1997.

Once these changes are fully implemented, the Board of Directors of the Corporation and Bank will be reduced to an approximate number of eleven.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACNB CORPORATION


                                        /s/ Ronald L. Hankey
                                        -------------------------------------
                                        Ronald L. Hankey, President

October 31, 1996
      (Date)                            /s/ John W. Krichten
                                        -------------------------------------
                                       John W. Krichten, Secretary/Treasurer