Form 10-K405
period 1996-12-31
ACNB CORP
filed 1997-03-28
CIK 715579

================================================================================

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996.
                          Commission file no. 0-11783.


                                ACNB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                             23-2233457
     ------------------------         ------------------------------------
     (State of Incorporation)         (IRS Employer Identification Number)

              675 OLD HARRISBURG ROAD
                   GETTYSBURG, PA                                17325
     ----------------------------------------                  ----------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (717) 334-3161
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                  COMMON CAPITAL STOCK PAR VALUE $2.50 A SHARE
                  --------------------------------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES X NO
                                   ---    ---
    As of February 28, 1997, ACNB Corporation had outstanding 5,253,278 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 28, 1997, was approximately $81,352,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because they may be deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997, are incorporated by reference into Part III.

================================================================================

                                    FORM 10-K

                                     PART I
ITEM 1. BUSINESS

     The Registrant owns all the outstanding shares of Adams County National Bank (hereinafter the "Bank"). The Registrant and the Bank have the same Board of Directors. The Registrant, organized in 1983, presently has no significant operations other than serving as a holding company. The Bank engages in a full-service commercial and consumer banking and trust business. With its main office at 675 Old Harrisburg Road, Gettysburg, Pennsylvania, the Bank provides financial services to its customers through its community banking network of fourteen full-service offices located throughout Adams County, Pennsylvania, and in Hanover, York County, Pennsylvania.
     The Bank's services include accepting demand, savings and time deposits including NOW, SuperNOW, money market, passbook savings, a diversified array of certificates of deposit, IRAs, and club accounts. Its services also include making secured and unsecured commercial and consumer loans; financing commercial transactions; making construction and mortgage loans; making residential mortgage loans and home equity lines of credit; making small business loans; making student loans; and, the renting of safe deposit box facilities. Further, the Bank's business loans include seasonal credit, collateral loans and term loans.
     Trust services provided by the Bank include services as executor and trustee under wills and deeds, estate planning services, and custodian and agent for various investment companies. Trust services also include transfer agent and registrar of bond issues and escrow agent.
     The Bank has a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). See Management's Discussion and Analysis in the 1996 Annual Report. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.
     As of December 31, 1996, the Registrant had a total of 148 full-time and 74 part-time employees.

SUPERVISION AND REGULATION
     The Registrant and the Bank are considered "affiliates" for purposes of
Section 23A of the Federal Reserve Act and, as such, are subject to certain limitations specified therein on the making of loans on, extensions of credit to, or investments in each other. The Federal Bank Holding Company Act of 1956 restricts the Registrant's activities, whether conducted directly or through subsidiary corporations, to specified activities functionally related to banking. Permissible activities under the Act include lending, certain leasing activities, fiduciary and investment advisory services, acting as insurance agent or broker in connection with loans by subsidiary or affiliated companies, and certain bookkeeping or data processing services.

COMPETITION
     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trading area of Adams County, Pennsylvania; a western portion of York County, Pennsylvania; and, the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County. The market concentration is in the area of Gettysburg, Pennsylvania. The Bank competes with local commercial banks, other commercial banks with branches in the Bank's market area, savings associations, and other financial service providers. The Bank considers its major competition to be PNC Corporation; Farmers Bank and Trust Company, a subsidiary of Dauphin Deposit Corporation; and, Bank of Hanover and Trust Co.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS
     The earnings and growth of the Bank are affected by the policies of the regulatory authorities including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid for deposits. The policies and regulations of the Federal Reserve Board have had, and will probably continue to have, a significant effect on the Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid. The impact of such policies and regulations upon the future business and earnings of the Bank cannot be accurately predicted.

ITEM 2. PROPERTIES
     The principal properties of the Registrant and its subsidiary are those held by the Bank. The Bank's main office and executive offices are located at 675 Old Harrisburg Road, Gettysburg, Adams County, Pennsylvania. Additionally, the Bank owns thirteen other properties located at 2 Chambersburg Street, 18-20 Chambersburg Street and 22-22 1/2 Chambersburg Street, Gettysburg, Pennsylvania; 17 South Queen Street and 444 West King Street, Littlestown, Pennsylvania; 369 Main Street, McSherrystown, Pennsylvania; 1677 Abbottstown Pike, East Berlin, Pennsylvania; 202 Main Street, York Springs, Pennsylvania; 101 Main Street, Arendtsville, Pennsylvania; 10 High Street, Cashtown, Pennsylvania; 101 North Main Street, Bendersville, Pennsylvania; 104 Sanders Road, Fairfield, Pennsylvania; and, 1127 Eichelberger Street, Hanover, Pennsylvania. The Bank also leases a full-service office location at 3459 South Main Street, Biglerville, Pennsylvania,and an in-store office location at the Super Kmart(R) Center, 400 Eisenhower Drive, Hanover, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS
     In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation and the Bank are a party or to which its property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation's and Bank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS
     The information required by this Item, regarding market value, dividend payment, and number of shareholders, is set forth on page 45 of the Registrant's 1996 Annual Report and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is set forth on pages 15, 38 and 39 of the Registrant's 1996 Annual Report and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth on pages 16 through 23 of the Registrant's 1996 Annual Report and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages 24 through 37 of the Registrant's 1996 Annual Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, and control persons, is set forth on pages 3 through 7 and pages 14 and 15 of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

     Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 1996, through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them.

                                     PART IV

ITEM 14B. EXHIBITS

     Exhibit 3(a) Articles of Incorporation of Registrant
         A copy of the Articles of Incorporation of ACNB Corporation is incorporated by reference to Exhibit 3(a) of the Annual Report on Form 10-K for the year ended December 31, 1992.

     Exhibit 3(b)   Bylaws of Registrant
         A copy of the Bylaws of ACNB Corporation is incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended
December 31, 1992.

     Exhibit 21   Subsidiary of the Registrant
         The Registrant has one subsidiary, Adams County National Bank, a national bank, which is wholly-owned by the Registrant.

                          ACNB Corporation & Subsidiary

ITEM 15  SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACNB CORPORATION (Registrant)                                  March 18, 1997
                                                               --------------
                                                                     Date

             BY: /s/ Ronald L. Hankey                  BY: /s/ John W. Krichten
             ------------------------------            ------------------------
             Ronald L. Hankey                          John W. Krichten
             President & CEO                           Secretary & Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 1997, by the following persons in the capacities indicated.


/s/ Philip P. Asper                      /s/ Philip M. Jones
-------------------------------------    -------------------------------------
Philip P. Asper                          Philip M. Jones
Director                                 Director

/s/ Robert G. Bigham                     /s/ Wayne E. Lau
-------------------------------------    -------------------------------------
Robert G. Bigham                         Wayne E. Lau
Director & Vice Chairman of the Board    Director

/s/ Guy F. Donaldson                     /s/ William B. Lower
-------------------------------------    -------------------------------------
Guy F. Donaldson                         William B. Lower
Director                                 Director

/s/ Frank Elsner, Jr.                    /s/ Paul G. Pitzer
-------------------------------------    -------------------------------------
Frank Elsner, Jr.                        Paul G. Pitzer
Director                                 Director

/s/ Richard L. Galusha                   /s/ Ralph S. Sandoe
-------------------------------------    -------------------------------------
Richard L. Galusha                       Ralph S. Sandoe
Director                                 Director

/s/ D. Richard Guise                     /s/ Marian B. Schultz
-------------------------------------    -------------------------------------
D. Richard Guise                         Marian B. Schultz
Director                                 Director

/s/ Ronald L. Hankey                     /s/ L. Robert Snyder
-------------------------------------    -------------------------------------
Ronald L. Hankey                         L. Robert Snyder
Director, President & CEO                Director

                                         /s/ Jennifer L. Weaver
                                         -------------------------------------
                                         Jennifer L. Weaver
                                         Director


                          ACNB Corporation & Subsidiary