Form 10-Q
period 1997-03-31
ACNB CORP
filed 1997-05-06
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                --------------
                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 0-11783
                       -------

                                ACNB CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                              23-2233457
--------------------------------                ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA                    17325
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

                                 (717) 334-3161
               --------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ____  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at March 31, 1997 - 5,253,278

                                ACNB CORPORATION
                                      INDEX


                                                                   Page No.
                                                                   --------

Part I.  Financial Information
         Consolidated Condensed Balance Sheets
         March 31, 1997 and December 31, 1996 and
         March 31, 1996                                               3

         Consolidated Condensed Statements of Income
         Three Months Ended March 31, 1997 and 1996                   4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1996                   5

         Notes to Consolidated Condensed Financial Statements        6-7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operation                          8-11

Part II.  Other Information                                           11

                          PART I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                       March 31       December 31          March 31
                                                         1997             1996               1996
                                                       --------       -----------          --------
ASSETS                                                               (000 omitted)
  Cash and Due from Banks                                12,250          22,078              27,553
  Investment Securities
     Securities Held to Maturity                         59,829          79,855             102,946
     Securities Available for Sale                       49,156          36,641                   0
                                                      ---------       ---------           ---------
  Total Investment Securities                           108,985         116,496             102,946


  Federal Funds Sold                                        100             100                 100
  Loans                                                 331,593         324,927             320,354
    Less: Reserve for Loan Losses                        (3,168)         (3,183)             (3,253)
                                                      ---------       ---------           ---------
  Net Loans                                             328,425         321,744             317,101

  Premises and Equipment                                  5,278           5,415               5,653
  Other Real Estate                                         916           1,015                 682
  Other Assets                                            6,545           5,597               6,531
                                                      ---------       ---------           ---------
TOTAL ASSETS                                          $ 462,499       $ 472,445           $ 460,566
                                                      =========       =========           =========
LIABILITIES
  Deposits
    Noninterest Bearing                                  43,409          52,666              41,263
    Interest Bearing                                    351,584         350,461             354,998
                                                      ---------       ---------           ---------
  Total Deposits                                        394,993         403,127             396,261

  Securities Sold Under
  Agreement To Repurchase                                13,207          16,736              13,236
  Borrowing Federal Home Loan Bank                            0               0                   0
  Demand Notes U.S. Treasury                                450             450                 450
  Other Liabilities                                       4,533           2,696               3,785
                                                      ---------       ---------           ---------
TOTAL LIABILITIES                                       413,183         423,009             413,732

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,253,278 shares issued and
  outstanding at 3/31/97                                 13,133          13,196              13,269
  Surplus                                                 3,647           3,994               4,396
  Retained Earnings                                      32,649          31,889              29,169
  Net unrealized gains on securities available
  for sale                                                 (113)            357                   0
                                                      ---------       ---------           ---------
TOTAL SHAREHOLDERS EQUITY                                49,316          49,436              46,834

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                                $ 462,499       $ 472,445           $ 460,566
                                                      =========       =========           =========

                See accompanying notes to financial statements.
                                     Page 3

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                           Three Months Ended
                                                March 31
                                            1997        1996
                                            ----        ----
                                             (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                    6,675       6,567
  Interest and Dividends on
  Investment Securities                     1,877       1,352
  Interest on Federal Funds Sold                1           1
  Interest on Balances with
  Depository Institutions                      59         202
                                           ------      ------
TOTAL INTEREST INCOME                       8,612       8,122

INTEREST EXPENSE
  Deposits                                  3,473       3,565
  Other Borrowed Funds                        171         134
                                           ------      ------
TOTAL INTEREST EXPENSE                      3,644       3,699

NET INTEREST INCOME                         4,968       4,423
  Provision for Loan Losses                    30           0

NET INTEREST INCOME AFTER PROVISION         _____       _____
FOR LOAN LOSSES                             4,938       4,423

OTHER INCOME
  Trust Department                             96         103
  Service Charges on Deposit Accounts         189         176
  Other Operating Income                      167         126
  Securities Gains                              0           0
                                           ------      ------
TOTAL OTHER INCOME                            452         405

OTHER EXPENSES
  Salaries and Employee Benefits            1,749       1,482
  Premises and Fixed Assets                   433         420
  Other Expenses                              663         575
                                           ------      ------
TOTAL OTHER EXPENSE                         2,845       2,477

INCOME BEFORE INCOME TAX                    2,545       2,351
  Applicable Income Tax                       839         770
                                           ------      ------
NET INCOME                                 $1,706      $1,581
                                           ======      ======

EARNINGS PER SHARE*                        $ 0.32      $ 0.30
DIVIDENDS PER SHARE*                         0.18        1.17


*Based on 5,258,537 shares outstanding in 1997 and 5,307,756 in 1996

                See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                           Three months ended
                                                                 March 31
                                                           ------------------
                                                           1997           1996
                                                           ----           ----
                                                              (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                             7,717         7,755
Fees and Commissions Received                                 570           497
Interest Paid                                              (3,044)       (3,020)
Cash Paid to Suppliers and Employees                       (2,925)       (4,047)
Income Taxes Paid                                               0             4
Net Cash Provided by Operating Activities                   2,318         1,189

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks             21,071        19,066
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                         (13,560)      (17,290)
Principal Collected on Loans                               17,853        19,682
Loans Made to Customers                                   (24,465)      (16,049)
Capital Expenditures                                          (26)          (37)
Net Cash Used in Investing Activities                         873         5,372

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                           (3,943)       (2,143)
Proceeds from Sale of Certificates of Deposit               9,859        12,527
Payments for Maturing Certificates of Deposit             (17,579)       (6,333)
Dividends Paid                                               (946)       (6,210)
Increase (Decrease) in Borrowings                               0           251
Repurchase of Common Stock                                   (410)            0
Net Cash Provided by Financing Activities                 (13,019)       (1,908)
Net Increase in Cash and Cash Equivalents                  (9,828)        4,653
Cash and Cash Equivalents:  Beginning of Period            22,178        23,000
                            End of Period                  12,350        27,653

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                  1,706         1,581
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                 163           152
Provision for Possible Credit Losses                           30             0
Provision for Deferred Taxes                                    0            87
Amortization of Investment Securities Premiums                  0           120
Increase (Decrease) in Taxes Payable                          839           687
(Increase) Decrease in Interest Receivable                   (423)         (567)
Increase (Decrease) in Interest Payable                       600           679
Increase (Decrease) in Accrued Expenses                       282           175
(Increase) Decrease in Other Assets                          (525)       (1,896)
Increase (Decrease) in Other Liabilities                     (354)          171
Net Cash Provided by Operating Activities                   2,318         1,189

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 1997 and 1996 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

   The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1996 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at March 31, 1997 and December 31, 1996 were as follows:


                                         3/31/97                     12/31/96
                                        Amortized      Fair         Amortized       Fair
                                          Cost         Value          Cost          Value
                                        ---------      -----        ---------       -----
                                                            (000 omitted)

U.S. Treasury and U.S. Government
  Agencies  (held to maturity)            58,947        58,698        78,930        79,020
State and Municipal (held to
         maturity)                           882           882           925           926
U.S. Government Agencies
         (available for sale)             46,466        46,295        33,530        34,071
Other Investments (avail for sale)         2,861         2,861         2,570         2,570
                                        --------      --------      --------      --------

TOTAL                                   $109,156      $108,736      $115,955      $116,587


Income earned on investment securities was as follows:

                          Three Months Ended March 31
                          ---------------------------
                              1997        1996
                              ----        ----
                               (000 omitted)
U.S. Treasury                   410        631
U.S. Government Agencies      1,414        664
State and Municipal              14         16
Other Investments                39         41
                              -----      -----
                              1,877      1,352

3. Gross loans are summarized as follows:

                                 March 31       December 31
                                 --------       -----------
                                      (000 omitted)

Real Estate                       296,208         288,588
Real Estate Construction           11,030          11,207
Commercial and Industrial           9,539           9,866
Consumer                           14,816          15,266
                                  -------         -------
Total Loans                      $331,593        $324,927


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 1997 and 1996 were 5,258,537 and 5,307,756 respectively.

5. Dividends per share were $.18 and $1.17 for the three month periods ended March 31, 1997 and 1996 respectively. This represented a 56% payout of net income in 1997 and a 390% payout in 1996. The 1996 dividend includes a $1.00 special dividend paid in January 1996.

6. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, assure, or is necessarily indicative of similar performance in the future.

In addition to historical information, this Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation in 1997 and 1998, and any Current Reports on Form 8-K filed by the Corporation.

Three months ended March 31,1997 compared to three months ended March 31, 1996

Net Income for the first three months of 1997 was $1,706,000, up $125,000 or 8% above the first quarter of 1996. The increase in net income was due primarily to a six (6%) percent improvement in Total Interest Income. Net income per share, for the first quarter, was $.32, up $.02 or 6% above the $.30 earned in the comparable period in 1996.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 1997 was $8,612,000, up $490,000 or 6% above the $8,122,000 earned in the same period of 1996. The $490,000 increase in interest income was due primarily to a larger volume of earning assets, principally investments in the securities portfolio. The average volume of securities available-for-sale was $35.2 million more in the current quarter than in the comparable quarter of 1996, when there were none. In an effort to manage interest rate risk, the Bank purchased $35 million of mortgage backed securities classified as available-for-sale over the last nine months. Income from loans during the current period was also improved by loan growth of approximately $6.3 million.

Total interest expense for the first three month period of 1997 was $3,644,000, down $55,000 or 1% below the $3,697,000 incurred for the same period in 1996. The $55,000 decrease in interest expense was due primarily to a slight falloff in cost of interest bearing deposits. This happened in spite of the fact that the average volume of interest bearing liabilities was $3.3 million higher in the current quarter compared to the same quarter in 1996.

Net interest income after provision for loan losses for the first three month period of 1997 was $4,938,000, up $515,000 or 11.6% above the $4,423,000 earned in the same period of 1996. The increase in current period net interest income was achieved from a larger average volume of earning assets and improvement in yield on securities.

Total non-interest income for the first three month period of 1997 at $452,000, was $47,000 or 11.6% greater than the same quarter in 1996. This was due to increased service charges on deposit accounts of $13,000 and greater miscellaneous fees of $47,000.

Total non-interest expense for the first three month period of 1997 was $2,845,000, up $368,000 or 14.9% greater than the $2,477,000 incurred for the third quarter of 1996. Most of the increase was in salaries and benefits which were up $267,000 or 18%.

The provision for income taxes in the first quarter increased $69,000 or 9.0% due to a higher level of pretax earnings.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                      Three Months Ended
                                     --------------------
                                     3/31/97      3/31/96
                                       Rate         Rate
                                     -------      -------
Earning Assets                         7.81%        7.48%
Interest Bearing Liabilities           4.03%        4.10%
Interest Rate Spread                   3.78%        3.38%
                                       ----         ----
Net Yield on Earning Assets            4.47%        4.07%


Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 1997, was up 40 basis points compared to the same period in 1996. This is a result of improved yields on government securities and a larger volume of earning assets.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                      Three Months Ended
                                     --------------------
                                     3/31/97      3/31/96
                                     -------      -------
Balance at Beginning of Period        3,183        3,274
Provision Charged to Expense             30            0
Loans Charged Off                        50           26
Recoveries                                5            5
                                      -----        -----
Balance at End of Period              3,168        3,253

Ratios:
Net Charge-offs to:
Net Income                                     2.64%        1.33%
Total Loans                                     .01%         .01%
Reserve for Possible Loan Losses               1.42%         .65%

Reserve for Possible Loan Losses to:
Total Loans                                     .96%        1.02%


The Reserve for Possible Loan Losses at March 31, 1997 totaled $3,168,000 (.96% of Total Loans), a decrease of $85,000 from $3,253,000 (1.02% of Total Loans) at the end of the first three months of 1996. Loans past due 90 days and still accruing amounted to $2,407,000 and non-accrual loans totaled $1,001,000 as of 3/31/97. The ratio of non-performing assets plus other real estate owned to total assets was .93% at 3/31/97. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,175,000 at year end 1996 while non-accruals stood at $994,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $998,000 in non-accrual loans, was approximately $22,000 for the first three months of 1997.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $49,316,000 at 3/31/97 compared to $46,834,000 at 3/31/96, an increase of $2,482,000 or 5% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.66% at 3/31/96, 10.46% at 12/31/96, and 10.17% at 3/31/97. The total risk-based capital ratio was 19.18% at 3/31/97. Capital at ACNB Corporation remains strong even with a 56% dividend payout ratio. See Note #5 for information regarding dividends paid during 1997.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and hold to maturity investment securities maturing within one year) equal 17.7% of total assets at 3/31/97. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $223,738,000 at the Federal Home Loan Bank of Pittsburgh with $0 outstanding at 3/31/97.

As of 3/31/97, the cumulative asset sensitive gap was 10.1% of total assets at one month, 12.0% at six months, and 22.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

There are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

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

Item 5. Change of composition of Board of Directors - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ACNB CORPORATION



                                                     /s/ Ronald L. Hankey
                                                     ---------------------------
                                                     Ronald L. Hankey, President

April 30, 1997
   (Date)

                                                     /s/ John W. Krichten
                                                     ---------------------------
                                                     John W. Krichten,
                                                     Secretary/Treasurer