Form 10-Q
period 1997-06-30
ACNB CORP
filed 1997-07-29
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               ----------------------------------------------

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number     0-11783
                       ------------------------------------------------------

                                ACNB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                               23-2233457
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA                                17325
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (717) 334-3161
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|      No |_|

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  |_|     No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at June 30, 1997 - 5,253,278

                                ACNB CORPORATION
                                      INDEX


                                                                      Page No.

Part I.  Financial Information
         Consolidated Condensed Balance Sheets
         June 30, 1997 and December 31, 1996 and
         June 30, 1996                                                   3

         Consolidated Condensed Statements of Income
         Six Months Ended June 30, 1997 and 1996                         4

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996                         5

         Notes to Consolidated Condensed Financial Statements           6-7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operation                             8-11

Part II.  Other Information                                            12-13

                          PART I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                     June 30       December 31       June 30
                                                       1997            1996            1996
ASSETS                                                             (000 omitted)
 Cash and Due from Banks                               14,776          22,078          26,045
 Investment Securities
     Securities Held to Maturity                       54,766          79,855         109,623
     Securities Available for Sale                     48,589          36,641               0
                                                    ---------       ---------       ---------
 Total Investment Securities                          103,355         116,496         109,623


 Federal Funds Sold                                       100             100             100
 Loans                                                340,183         324,927         319,430
   Less: Reserve for Loan Losses                       (3,170)         (3,183)         (3,242)
                                                    ---------       ---------       ---------
 Net Loans                                            337,013         321,744         316,188

 Premises and Equipment                                 5,178           5,415           5,556
 Other Real Estate                                        352           1,015             813
 Other Assets                                           5,568           5,597           6,223
                                                    ---------       ---------       ---------
TOTAL ASSETS                                        $ 466,342       $ 472,445       $ 464,548
                                                    =========       =========       =========
LIABILITIES
 Deposits
   Noninterest Bearing                                 46,985          52,666          45,183
   Interest Bearing                                   352,090         350,461         355,156
                                                    ---------       ---------       ---------
 Total Deposits                                       399,075         403,127         400,339

 Securities Sold Under
 Agreement To Repurchase                               12,467          16,736          13,930
 Borrowing Federal Home Loan Bank                         650               0               0
 Demand Notes U.S. Treasury                               450             450             450
 Other Liabilities                                      2,969           2,696           2,347
                                                    ---------       ---------       ---------
TOTAL LIABILITIES                                     415,611         423,009         417,066

SHAREHOLDERS EQUITY
 Common Stock ($2.50 par value)
 20,000,000 shares authorized:
 5,253,278 shares issued and
 outstanding at 6/30/97                                13,133          13,196          13,253
 Surplus                                                3,647           3,994           4,306
 Retained Earnings                                     33,620          31,889          29,923
 Net unrealized gains on securities available
 for sale                                                 331             357               0
                                                    ---------       ---------       ---------
TOTAL SHAREHOLDERS EQUITY                              50,731          49,436          47,482

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                              $ 466,342       $ 472,445       $ 464,548
                                                    =========       =========       =========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended       Six  Months Ended
                                                  June 30                   June 30
                                             1997         1996         1997         1996
                                               (000 omitted)             (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                     6,927        6,579       13,602       13,146
  Interest and Dividends on
  Investment Securities                      1,840        1,489        3,717        2,841
  Interest on Federal Funds Sold                 2            2            3            3
  Interest on Balances with
  Depository Institutions                       22          232           81          434
                                           -------      -------      -------      -------
TOTAL INTEREST INCOME                        8,791        8,302       17,403       16,424

INTEREST EXPENSE
  Deposits                                   3,534        3,568        7,007        7,133
  Other Borrowed Funds                         164          153          335          287
                                           -------      -------      -------      -------
TOTAL INTEREST EXPENSE                       3,698        3,721        7,342        7,420

NET INTEREST INCOME                          5,093        4,581       10,061        9,004
  Provision for Loan Losses                     60            0           90            0
                                           -------      -------      -------      -------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                              5,033        4,581        9,971        9,004

OTHER INCOME
  Trust Department                             141           86          237          189
  Service Charges on Deposit Accounts          185          190          374          366
  Other Operating Income                       142          150          309          276
  Securities Gains                               0            0            0            0
                                           -------      -------      -------      -------
TOTAL OTHER INCOME                             468          426          920          831

OTHER EXPENSES
  Salaries and Employee Benefits             1,540        1,427        3,289        2,909
  Premises and Fixed Assets                    432          424          865          844
  Other Expenses                               664          691        1,327        1,266
                                           -------      -------      -------      -------
TOTAL OTHER EXPENSE                          2,636        2,542        5,481        5,019

INCOME BEFORE INCOME TAX                     2,865        2,465        5,410        4,816
  Applicable Income Tax                        948          810        1,787        1,580
                                           -------      -------      -------      -------
NET INCOME                                 $ 1,917      $ 1,655      $ 3,623      $ 3,236
                                           =======      =======      =======      =======

EARNINGS PER SHARE*                        $  0.36      $  0.31      $  0.68      $  0.61
DIVIDENDS PER SHARE*                          0.18         0.17         0.36         1.34

*Based on 5,255,893 shares outstanding in 1997 and 5,304,939 in 1996

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                             Six months ended
                                                                 June 30
                                                            1997          1996
                                                              (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                            16,942        16,338
Fees and Commissions Received                               1,205         1,063
Interest Paid                                              (7,314)       (7,395)
Cash Paid to Suppliers and Employees                       (4,766)       (6,453)
Income Taxes Paid                                          (1,755)       (1,555)
Net Cash Provided by Operating Activities                   4,312         1,998

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks             26,701        27,266
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                         (13,560)      (32,290)
Principal Collected on Loans                               33,527        41,592
Loans Made to Customers                                   (48,223)      (37,180)
Capital Expenditures                                          (87)          (97)
Net Cash Used in Investing Activities                      (1,642)         (709)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                              376         1,434
Proceeds from Sale of Certificates of Deposit              21,254        22,857
Payments for Maturing Certificates of Deposit             (29,951)      (15,468)
Dividends Paid                                             (1,891)       (7,111)
Increase (Decrease) in Borrowings                             650           251
Repurchase of Common Stock                                   (410)         (107)
Net Cash Provided by Financing Activities                  (9,972)        1,856
Net Increase in Cash and Cash Equivalents                  (7,302)        3,145
Cash and Cash Equivalents:  Beginning of Period            22,178        23,000
                            End of Period                  14,876        26,145

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                  3,623         3,236
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                 324           312
Provision for Possible Credit Losses                           90             0
Provision for Deferred Taxes                                   73            87
Amortization of Investment Securities Premiums                 17           243
Increase (Decrease) in Taxes Payable                          (41)          (62)
(Increase) Decrease in Interest Receivable                    138          (300)
Increase (Decrease) in Interest Payable                        28            25
Increase (Decrease) in Accrued Expenses                       282           131
(Increase) Decrease in Other Assets                           109        (1,873)
Increase (Decrease) in Other Liabilities                     (331)          199
Net Cash Provided by Operating Activities                   4,312         1,998

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 1997 and 1996 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1996 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at June 30, 1997 and December 31, 1996 were as follows:

                                          6/30/97                   12/31/96
                                         Amortized       Fair       Amortized       Fair
                                           Cost          Value         Cost         Value
                                                          (000 omitted)
U.S. Treasury and U.S. Government
  Agencies  (held to maturity)            53,934        53,989        78,930        79,020
State and Municipal (held to
      maturity)                              832           832           925           926
U.S. Government Agencies
      (available for sale)                45,226        45,728        33,530        34,071
Other Investments (avail for sale)         2,861         2,861         2,570         2,570
                                        --------      --------      --------      --------
TOTAL                                   $102,853      $103,410      $115,955      $116,587

Income earned on investment securities was as follows:

                                            Six Months Ended June 30
                                               1997        1996
                                                 (000 omitted)
                 U.S. Treasury                   789      1,235
                 U.S. Government Agencies      2,815      1,492
                 State and Municipal              28         33
                 Other Investments                85         81
                                               -----      -----
                                               3,717      2,841

3.   Gross loans are summarized as follows:

                                             June 30    December 31
                                                  (000 omitted)

             Real Estate                     302,970       288,588
             Real Estate Construction         12,132        11,207
             Commercial and Industrial        10,168         9,866
             Consumer                         14,913        15,266
                                            --------      --------
             Total Loans                    $340,183      $324,927

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 1997 and 1996 were 5,255,893 and 5,304,939 respectively.

5. Dividends per share were $.36 and $1.34 for the six month periods ended June 30, 1997 and 1996 respectively. This represented a 52% payout of net income in 1997 and a 219% payout in 1996. The 1996 dividend includes a $1.00 special dividend paid in January 1996.

6. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended June 30,1997 compared to three months ended June 30, 1996

Net Income for the second three months of 1997 was $1,917,000, up $262,000 or 16% above the second quarter of 1996. The increase in net income was due primarily to a six (6%) percent improvement in Total Interest Income. Net income per share, for the second quarter, was $.36, up $.05 or 16% above the $.31 earned in the comparable period in 1996.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second three month period of 1997 was $8,791,000, up $489,000 or 6% above the $8,302,000 earned in the same period of 1996. The $489,000 increase in interest income was due to higher yields on securities and greater volume of loans. The average yield on securities rose to 6.88%, an increase of 120 basis points over the same quarter in 1996. In an effort to manage interest rate risk, the Bank purchased $45 million of mortgage backed securities classified as available-for-sale over the last twelve months. Income from loans during the current period increased due to loan growth of approximately $20.8 million.

Total interest expense for the second three month period of 1997 was $3,698,000, down $23,000 or 1% below the $3,721,000 incurred for the same period in 1996. The $23,000 decrease in interest expense was due primarily to a slight decrease in the average cost of interest bearing deposits. The average volume of interest bearing liabilities was $0.8 million lower in the current quarter compared to the same quarter in 1996.

Net interest income after provision for loan losses for the second three month period of 1997 was $5,033,000, up $452,000 or 9.9% above the $4,581,000 earned in the same period of 1996. The increase in current period net interest income was achieved from a larger average volume of loans and improvement in yield on securities.

Total non-interest income for the second three month period of 1997 at $468,000, was $42,000 or 9.9% greater than the same quarter in 1996. This was primarily due to increased Trust Department fees of $141,000 compared to $86,000 in 1996.

Total non-interest expense for the second three month period of 1997 was $2,636,000, up $94,000 or 3.8% greater than the $2,542,000 incurred for the second quarter of 1996. Most of the increase was in salaries and benefits which were up $113,000 or 7.9%.

The provision for income taxes in the second quarter increased $138,000 or 17.0% due to a higher level of pretax earnings.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

Net income for the first six months of 1997 was $3,623,000, up $387,000 or 12.0% above the $3,236,000 earned for the same period of 1996. The increase in net income was due primarily to strong growth in loans and improved yield on securities. For the six month period (annualized) of 1997, the return on average assets (ROA) and return on average equity (ROE) were 1.58% and 14.65%, respectively, compared to 1.42% and 13.68%, respectively, for 1996.

At June 30, 1997, total assets were approximately $466 million, reflecting a $2 million or 1% increase above June 30, 1996. As explained more fully under Capital Management section, book value per share was $9.59 on June 30, 1997, compared to $8.96 on June 30, 1996. (The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 17.7% and a Total Risk-Based Capital Ratio of 18.9% on June 30, 1997.)

Total interest income for the current six month period was $17,403,000, up $979,000 or 6.0% above the $16,424,000 earned in the same period of 1996. The $979,000 increase in total interest income was due primarily to a larger volume of loans in the first half, due to improved loan demand, and improved yields on securities. Yield on securities was 6.84% for the first half of 1997 versus 5.58% for the same period last year.

Total interest expense for the current six month period was $7,342,000, down $78,000 or 1.1 % below the $7,420,000 incurred for the same period in 1996. The $78,000 decrease in total interest expense was due to a decline in average cost of interest bearing liabilities, principally time deposits. The year to date average volume of interest bearing liabilities increased approximately $2.4 million or 6.6% above the same period of 1996.

Net interest income was $10,061,000 for the current period, up $1,057,000 or 11.7% above the first six months in 1996. Income from a larger volume of investment securities out paced funding costs. The net yield on average earning assets was 4.53% for the current six month period compared to 4.11% for the same period in 1996.

Total non-interest income for the current six month period was $920,000, up $89,000 or 10.7% above the same period in 1996. Improvement was in all major categories but centered mainly in the Trust Department, which was up $48,000, caused by greater activity in estate settlements.

Total non-interest expense for the current six month period was $5,481,000, up $462,000 or 9.2% above the $5,019,000 incurred for the same period in 1995. The increase in total non-interest expense was primarily the result of a $380,000 increase in salaries and employee benefits.

The provision for income taxes was $1,787,000 for the current period, up $207,000 above the same period in 1996 due to a higher level of pretax earnings.


              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                           Six Months Ended
                                                      6/30/97           6/30/96
                                                        Rate              Rate

Earning Assets                                         7.86%            7.51%
Interest Bearing Liabilities                           4.03%            4.07%
Interest Rate Spread                                   3.82%            3.44%

Net Yield on Earning Assets                            4.53%            4.11%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 1997, was up 42 basis points compared to the same period in 1996. This is a result of improved yields on government securities and a larger volume of loans.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)           Six Months Ended
                                                       6/30/97         6/30/96

Balance at Beginning of Period                          3,183           3,274
Provision Charged to Expense                               90               0
Loans Charged Off                                         111              89
Recoveries                                                  8              57

Balance at End of Period                                3,170           3,242

Ratios:
Net Charge-offs to:
Net Income                                               2.84%            .99%
Total Loans                                               .03%            .01%
Reserve for Possible Loan Losses                         3.25%            .99%

Reserve for Possible Loan Losses to:
Total Loans                                               .93%           1.01%

The Reserve for Possible Loan Losses at June 30, 1997 totaled $3,170,000 (.93% of Total Loans), a decrease of $72,000 from $3,242,000 (1.01% of Total Loans) at the end of the first six months of 1996. Loans past due 90 days and still accruing amounted to $1,907,000 and non-accrual loans totaled $1,819,000 as of 6/30/97. The ratio of non-performing assets plus other real estate owned to total assets was .87% at 6/30/97. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,175,000 at year end 1996 while non-accruals stood at $994,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings but it is hoped that internal loan review procedures will be effective in recognizing and helping correct any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,407,000 in non-accrual loans, was approximately $63,000 for the first six months of 1997.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a creditor must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the Corporation=s impaired loans were on non-accrual status for all reported periods.

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $50,731,000 at 6/30/97 compared to $47,482,000 at 6/30/96, a decrease of $3,249,000 or 6.8% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.22% at 6/30/96, 10.46% at 12/31/96, and 10.88% at 6/30/97. The total risk-based capital ratio was 18.9% at 6/30/97. The leverage ratio was 10.94% at 6/30/97 and 10.36% during the same period in 1996. Capital at ACNB Corporation remains strong even with a 52% dividend payout ratio. See Note #5 for information regarding dividends paid during 1997.

In September of 1995, the Board of Directors approved a share repurchase plan of 100,000 shares. Over the intervening period the Corporation has repurchased and retired 62,844 shares.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) equal 16.8% of total assets at 6/30/97. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $218,022,000 at the Federal Home Loan Bank of Pittsburgh with $650,000 outstanding at 6/30/97.

As of 6/30/97, the cumulative asset sensitive gap was 8.9% of total assets at one month, 11.1% at six months, and 19.6% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

Item 2.  Changes in Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) An annual meeting of shareholders was held at 1:00 p.m. on May 6, 1997 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, Pennsylvania, 17325.

(b) (c) Two matters were voted upon, as follows:

Proposal to fix the number of shareholders to be elected as Class 2 Directors at four (4):

            Votes Cast             Votes Cast                     Votes
              "FOR"                 "AGAINST"                  ABSTAINED
            3,129,407                 6,342                      16,575

Four Class 2 directors were elected, as below:
                                                  Votes Cast            Votes
Reelected                     Term Expires           "FOR"            "WITHHELD"
---------                     ------------        -----------         ----------
Richard L. Galusha                2000             3,129,763            22,561
Wayne E. Lau                      2000             3,115,655            36,669
Paul G. Pitzer                    2000             3,125,695            26,629
Jennifer L. Weaver                2000             3,052,163           100,161

Directors whose term continued after meeting:
             (Class 1 Directors)
Philip P. Asper                     1998
D Richard Guise                     1998
Ronald L. Hankey                    1998
Marian B. Schultz                   1998
             (Class 3 Directors)
Robert G. Bigham                    1999
Guy F. Donaldson                    1999
Frank Elsner, Jr.                   1999
Philip M. Jones                     1999
William B. Lower                    1999
Ralph S. Sandoe                     1999
L Robert Snyder                     1999


Item 5.  Change of composition of Board of Directors.

Item 6. Exhibits and Reports of Form 8-K - Nothing to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACNB CORPORATION


                                    /s/ Ronald L. Hankey
                                    --------------------------------------
                                    Ronald L. Hankey, President

July 23, 1997
    (Date)

                                    /s/ John W. Krichten
                                    --------------------------------------
                                    John W. Krichten, Secretary/Treasurer