Form 10-Q
period 1997-09-30
ACNB CORP
filed 1997-11-12
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  _______________

Commission file number 0-11783

                                ACNB CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                 23-2233457
 -----------------------------------            ------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA          17325
-----------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                                 (717) 334-3161
  ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____

                       APPLICABLE ONLY TO ISSUERS INVOLVED

                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes __X__  No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)

                  Outstanding at November 10, 1997 - 5,253,278

PART I                     ITEM I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                    Sept 30    December 31     Sept 30
                                                      1997        1996           1996
                                                  ---------     ---------     ---------
                                                              (000 omitted)
ASSETS
  Cash and Due from Banks                            21,223        22,078        13,713
  Investment Securities
     Securities Held to Maturity                     49,788        79,855       104,896
     Securities Available for Sale                   47,499        36,641        37,020
                                                  ---------     ---------     ---------
  Total Investment Securities                        97,287       116,496       141,916


  Federal Funds Sold                                    100           100           100
  Loans                                             343,181       324,927       322,333
    Less: Reserve for Loan Losses                    (3,176)       (3,183)       (3,211)
                                                  ---------     ---------     ---------
  Net Loans                                         340,005       321,744       319,122

  Premises and Equipment                              5,079         5,415         5,447
  Other Real Estate                                     210         1,015           895
  Other Assets                                        6,046         5,597         6,707
                                                  ---------     ---------     ---------
TOTAL ASSETS                                      $ 469,950     $ 472,445     $ 487,900
                                                  =========     =========     =========
LIABILITIES
  Deposits
    Noninterest Bearing                              43,250        52,666        45,078
    Interest Bearing                                348,184       350,461       352,798
                                                  ---------     ---------     ---------
  Total Deposits                                    391,434       403,127       397,876

  Securities Sold Under
    Agreement To Repurchase                          22,290        16,736        20,807
  Borrowing Federal Home Loan Bank                        0             0        16,800
  Demand Notes U.S. Treasury                            450           450           450
  Other Liabilities                                   3,835         2,696         3,385
                                                  ---------     ---------     ---------
TOTAL LIABILITIES                                   418,009       423,009       439,318

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,253,278 shares issued and
  outstanding at 9/30/97                             13,133        13,196        13,253
  Surplus                                             3,647         3,994         4,306
  Retained Earnings                                  34,454        31,889        30,851
  Net unrealized gains on securities available
    for sale                                            707           357           172
                                                  ---------     ---------     ---------
TOTAL SHAREHOLDERS EQUITY                            51,941        49,436        48,582

TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                                          $ 469,950     $ 472,445     $ 487,900
                                                  =========     =========     =========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended           Nine  Months Ended
                                                     Sept 30                      Sept 30
                                               -------------------           -------------------
                                               1997           1996           1997           1996
                                               ----           ----           ----           ----
                                                  (000 omitted)                  (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                       6,994          6,640         20,596         19,786
  Interest and Dividends on
  Investment Securities                        1,776          1,965          5,493          4,806
  Interest on Federal Funds Sold                   1              1              4              4
  Interest on Balances with
    Depository Institutions                       88             49            169            483
                                             -------        -------        -------        -------
TOTAL INTEREST INCOME                          8,859          8,655         26,262         25,079

INTEREST EXPENSE
  Deposits                                     3,590          3,592         10,597         10,725
  Other Borrowed Funds                           184            246            519            533
                                             -------        -------        -------        -------
TOTAL INTEREST EXPENSE                         3,774          3,838         11,116         11,258

NET INTEREST INCOME                            5,085          4,817         15,146         13,821
  Provision for Loan Losses                       60              0            150              0

NET INTEREST INCOME AFTER PROVISION          -------        -------        -------        -------
FOR LOAN LOSSES                                5,025          4,817         14,996         13,821

OTHER INCOME
  Trust Department                               112            153            349            342
  Service Charges on Deposit Accounts            195            192            569            558
  Other Operating Income                         105            223            414            499
  Securities Gains                                 0              0              0              0
                                             -------        -------        -------        -------
TOTAL OTHER INCOME                               412            568          1,332          1,399

OTHER EXPENSES
  Salaries and Employee Benefits               1,608          1,509          4,897          4,418
  Premises and Fixed Assets                      477            427          1,342          1,271
  Other Expenses                                 614            640          1,941          1,906
                                             -------        -------        -------        -------
TOTAL OTHER EXPENSE                            2,699          2,576          8,180          7,595

INCOME BEFORE INCOME TAX                       2,738          2,809          8,148          7,625
  Applicable Income Tax                          906            926          2,693          2,506
                                             -------        -------        -------        -------
NET INCOME                                   $ 1,832        $ 1,883        $ 5,455        $ 5,119
                                             =======        =======        =======        =======

EARNINGS PER SHARE*                            $0.35          $0.36          $1.04          $0.97
DIVIDENDS PER SHARE*                            0.19           0.18           0.55           1.52

*Based on 5,255,021 shares outstanding in 1997 and 5,303,687 in 1996

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                              Nine months ended
                                                                   Sept 30
                                                             ---------------------
                                                             1997             1996
                                                             ----             ----
                                                                 (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                              25,473          24,235
Fees and Commissions Received                                 1,742           1,829
Interest Paid                                               (10,467)        (10,521)
Cash Paid to Suppliers and Employees                         (7,467)         (8,357)
Income Taxes Paid                                            (2,682)         (2,430)
Net Cash Provided by Operating Activities                     6,599           4,756

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks               33,299          34,266
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                           (13,560)        (71,570)
Principal Collected on Loans                                 51,301          62,617
Loans Made to Customers                                     (68,907)        (61,223)
Capital Expenditures                                           (149)           (149)
Net Cash Used in Investing Activities                         1,984         (36,059)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                              2,026           3,853
Proceeds from Sale of Certificates of Deposit                30,471          33,389
Payments for Maturing Certificates of Deposit               (38,636)        (24,005)
Dividends Paid                                               (2,889)         (8,065)
Increase (Decrease) in Borrowings                                 0          17,051
Repurchase of Common Stock                                     (410)           (107)
Net Cash Provided by Financing Activities                    (9,438)         22,116
Net Increase in Cash and Cash Equivalents                      (855)         (9,187)
Cash and Cash Equivalents:  Beginning of Period              22,178          23,000
                            End of Period                    21,323          13,813

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                    5,455           5,119
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                   485             475
Provision for Possible Credit Losses                            150               0
Provision for Deferred Taxes                                     73              91
Amortization of Investment Securities Premiums                  (68)            340
Increase (Decrease) in Taxes Payable                            (62)            (15)
(Increase) Decrease in Interest Receivable                     (221)           (899)
Increase (Decrease) in Interest Payable                         649             737
Increase (Decrease) in Accrued Expenses                         381             338
(Increase) Decrease in Other Assets                            (153)         (1,569)
Increase (Decrease) in Other Liabilities                        (90)            139
Net Cash Provided by Operating Activities                     6,599           4,756

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 1997 and 1996 and December 31, 1996 and the results of its operations for the nine months ended September 30, 1997 and 1996 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 1996 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at September 30, 1997 and December 31, 1996 were as follows:


                                                  9/30/97                     12/31/96
                                                 Amortized       Fair        Amortized       Fair
                                                   Cost          Value          Cost         Value
                                                                   (000 omitted)

         U.S. Treasury and U.S. Government
           Agencies  (held to maturity)            48,956        49,125        78,930        79,020
         State and Municipal (held to
                  maturity)                           832           832           925           926
         U.S. Government Agencies
                  (available for sale)             43,567        44,638        33,530        34,071
         Other Investments (avail for sale)         2,861         2,861         2,570         2,570
                                                 --------      --------      --------      --------
         TOTAL                                   $ 96,216      $ 97,456      $115,955      $116,587

         Income earned on investment securities was as follows:

                                                  Nine Months Ended September 30
                                                     1997               1996
                                                          (000 omitted)
         U.S. Treasury                               1,132              1,870
         U.S. Government Agencies                    4,189              2,765
         State and Municipal                            41                 47
         Other Investments                             131                124
                                                    ------              -----
                                                     5,493              4,806

3.       Gross loans are summarized as follows:

                                                   September 30      December 31
                                                            (000 omitted)

         Real Estate                                  303,703           288,588
         Real Estate Construction                      13,967            11,207
         Commercial and Industrial                      9,997             9,866
         Consumer                                      15,514            15,266
                                                     --------          --------
         Total Loans                                 $343,181          $324,927

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 1997 and 1996 were 5,255,021 and 5,303,687 respectively.

5. Dividends per share were $.55 and $1.52 for the nine month periods ended September 30, 1997 and 1996 respectively. This represented a 53% payout of net income in 1997 and a 157% payout in 1996. The 1996 dividend includes a $1.00 special dividend paid in January 1996.

6. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for ACNB Corporation, a Pennsylvania corporation and registered bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report and Form 10-K. Current performance does not guarantee, assure, and is not indicative of future performance.

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

Three months ended September 30,1997 compared to three months ended September 30, 1996

Net Income for the three month period ending September 30, 1997 was $1,832,000, down $61,000 or 3% below the third quarter of 1996. The decrease in net income was due primarily to a 27% decrease in other income and a 5% rise in other expenses as discussed below. Net income per share, for the third quarter, was $.35, down $.01 or 3% below the $.36 earned in the comparable period in 1996.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third three month period of 1997 was $8,859,000, up $204,000 or 2% above the $8,655,000 earned in the same period of 1996. The $204,000 increase in interest income was due to higher yields on securities and greater volume of loans. The average yield on securities rose to 7.05%, an increase of 89 basis points over the same quarter in 1996. In an effort to manage interest rate risk, the Bank purchased $26.3 million of mortgage backed securities classified as available-for-sale over the last twelve months. Income from loans during the current period increased due to loan growth of approximately $20.9 million.

Total interest expense for the third three month period of 1997 was $3,774,000, down $64,000 or 2% below the $3,838,000 incurred for the same period in 1996. The $64,000 decrease in interest expense was due primarily to a decrease in the average volume of interest bearing liabilities, which was $8.1 million lower in the current quarter compared to the same quarter in 1996.

Net interest income after provision for loan losses for the third three month period of 1997 was $5,025,000, up $208,000 or 4.3% above the $4,817,000 earned in the same period of 1996. The increase in current period net interest income was achieved from a larger average volume of loans and improvement in yield on securities.

Total non-interest income for the third three month period of 1997 at $412,000, was $156,000 or 27.5% less than the same quarter in 1996. This was primarily due to decreased Trust Department fees of $112,000 compared to $153,000 in 1996, and changes in holding company income, letter of credit fees and miscellaneous income.

Total non-interest expense for the third three month period of 1997 was $2,699,000, up $123,000 or 4.8% greater than the $2,576,000 incurred for the third quarter of 1996. Most of the increase was in salaries and benefits which were up $99,000 or 6.6%.

The provision for income taxes in the third quarter decreased $20,000 or 2.2% due to a lower level of pretax earnings.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

Net income for the first nine months of 1997 was $5,455,000, up $336,000 or 6.6% above the $5,119,000 earned for the same period of 1996. The increase in net income was due primarily to strong growth in loans and improved yield on securities. For the nine month period (annualized) of 1997, the return on average assets (ROA) and return on average equity (ROE) were 1.57% and 14.50%, respectively, compared to 1.48% and 14.31%, respectively, for 1996.

At September 30, 1997, total assets were approximately $470 million, reflecting an $18 million or 3.7% decrease from September 30, 1996. As explained more fully under Capital Management section, book value per share was $9.75 on September 30, 1997, compared to $9.13 on September 30, 1996. (The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 17.8% and a Total Risk-Based Capital Ratio of 18.9% on September 30, 1997.)

Total interest income for the current nine month period was $26,262,000, up $1,183,000 or 4.7% above the $25,079,000 earned in the same period of 1996. The $1,183,000 increase in total interest income was due primarily to a larger volume of loans in the first three quarters of 1997, and improved yields on securities. Yield on securities was 6.91% for the first three quarters of 1997 versus 5.80% for the same period last year.

Total interest expense for the current nine month period was $11,116,000, down $142,000 or 1.3% below the $11,258,000 incurred for the same period in 1996. The $142,000 decrease in total interest expense was due to a decline in average cost of interest bearing liabilities, principally time deposits. The year to date average volume of interest bearing liabilities was also down approximately $2.4 million or .7% below the same period of 1996.

Net interest income after provision for loan losses was $14,996,000 for the current period, up $1,175,000 or 8.5% above the first nine months in 1996. Improved yield on securities, 6.91% versus 5.8%, and higher average volume of loans were the primary reasons. The net yield on average earning assets was 4.54% for the current nine month period compared to 4.18% for the same period in 1996.

Total non-interest income for the current nine month period was $1,332,000, down $67,000 or 4.8% from the same period in 1996. An increase in holding company expenses was the main cause of the decrease.

Total non-interest expense for the current nine month period was $8,180,000, up $585,000 or 7.7% above the $7,595,000 incurred for the same period in 1996. The increase in total non-interest expense was primarily the result of a $479,000 increase in salaries and employee benefits.

The provision for income taxes was $2,693,000 for the current period, up $187,000 above the same period in 1996 due to a higher level of pretax earnings.


              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                   Nine Months Ended
                                              9/30/97           9/30/96
                                               Rate              Rate

Earning Assets                                 7.87%             7.56%
Interest Bearing Liabilities                   4.04%             4.07%
Interest Rate Spread                           3.83%             3.49%

Net Yield on Earning Assets                    4.54%             4.18%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 1997, was up 36 basis points compared to the same period in 1996. This is a result of improved yields on government securities and a larger volume of loans.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                 Nine Months Ended
                                             9/30/97          9/30/96

Balance at Beginning of Period                3,183             3,274
Provision Charged to Expense                    150                 0
Loans Charged Off                               173               127
Recoveries                                       16                64

Balance at End of Period                      3,176             3,211

Ratios:
Net Charge-offs to:
Net Income                                     2.88%             1.23%
Total Loans                                     .05%              .02%
Reserve for Possible Loan Losses               4.94%             1.96%

Reserve for Possible Loan Losses to:
Total Loans                                     .93%             1.00%

The Reserve for Possible Loan Losses at September 30, 1997 totaled $3,176,000 (.93% of Total Loans), a decrease of $35,000 from $3,211,000 (1.00% of Total Loans) at the end of the first nine months of 1996. Loans past due 90 days and still accruing amounted to $1,962,000 and non-accrual loans totaled $1,751,000 as of 9/30/97. The ratio of non-performing assets plus other real estate owned to total assets was .83% at 9/30/97. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,175,000 at year end 1996 while non-accruals stood at $994,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,493,000 in non-accrual loans, was approximately $101,000 for the first nine months of 1997.

A loan is deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a creditor must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the Corporation's impaired loans were on non-accrual status for all reported periods.

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $51,941,000 at September 30, 1997 compared to $48,582,000 at September 30, 1996, an increase of $3,359,000 or 6.9% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.96% at September 30, 1996, 10.46% at December 31, 1996, and 11.05% at
September 30, 1997. The total risk-based capital ratio was 18.9% at September 30, 1997. The leverage ratio was 10.61% at September 30, 1997 and 9.78% during the same period in 1996. Capital at ACNB Corporation remains strong even with a 53% dividend payout ratio. See Note #5 for information regarding dividends paid during 1997.

In September, 1995, the Board of Directors approved a share repurchase plan of 100,000 shares. Over the intervening period the Corporation has repurchased and retired 62,844 shares.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 17.2% of total assets at September 30, 1997. This mix of assets is readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $219,591,000 at the Federal Home Loan Bank of Pittsburgh with $-0- outstanding at September 30, 1997.

As of September 30, 1997, the cumulative asset sensitive gap was 11.8% of total assets at one month, 9.7% at six months, and 19.5% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports of Form 8-K
                  (a)  Exhibits

         The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3(a) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit 3(ii)     Bylaws of Registrant (Incorporated by Reference to
                  Exhibit 3(b) in Registrant's Annual Report of Form 10-K for the year ended December 31, 1992).

Exhibit 11        Statement Regarding Computation of Earnings Per Share.

Exhibit 27        Financial Data Schedule.

                  (b)  Reports on Form 8-K

         The Registrant did not file a Current Report on Form 8-K during the third quarter of 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACNB CORPORATION


                                         -------------------------------------
                                         Ronald L. Hankey, President

November 10, 1997
      (Date)

                                         -------------------------------------
                                         John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit 3(ii)     Bylaws of Registrant (Incorporated by Reference to
                  Exhibit 3(b) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit 11        Statement Re:  Computation of Earnings Per Share.

Exhibit 27        Financial Data Schedule.