Form 10-K405
period 1997-12-31
ACNB CORP
filed 1998-03-27
CIK 715579

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

                  For the fiscal year ended December 31, 1997.
                          Commission file no. 0-11783.
                                              -------

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


                  COMMON CAPITAL STOCK, PAR VALUE $2.50 A SHARE
                  ---------------------------------------------
                                (Title of Class)


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past ninety (90) days. YES  X   NO
                                  -----    -----

     As of February 28, 1998, ACNB Corporation had outstanding 5,253,278 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 28, 1998, was approximately $125,183,250. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because they may be deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1998, are incorporated by reference into Part III.


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

     The Bank has a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). See Management's Discussion and Analysis in the 1997 Annual Report. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

     As of December 31, 1997, the Registrant had a total of 157 full-time and 60 part-time employees.

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

ITEM 2. PROPERTIES

     The principal properties of the Registrant and its subsidiary are those held by the Bank. The Bank's main office and executive offices are located at 675 Old Harrisburg Road, Gettysburg, Adams County, Pennsylvania. Additionally, the Bank owns thirteen other properties located at 2 Chambersburg Street, 18-20 Chambersburg Street and 22-22 1/2 Chambersburg Street, Gettysburg, Pennsylvania; 17 South Queen Street and 444 West King Street, Littlestown, Pennsylvania; 369 Main Street, McSherrystown, Pennsylvania; 1677 Abbottstown Pike, East Berlin, Pennsylvania; 202 Main Street, York Springs, Pennsylvania; 101 Main Street, Arendtsville, Pennsylvania; 10 High Street, Cashtown, Pennsylvania; 101 North Main Street, Bendersville, Pennsylvania; 104 Sanders Road, Carroll Valley, Pennsylvania; and, 1127 Eichelberger Street, Hanover, Pennsylvania. The Bank also leases a full-service office location at 3459 Biglerville Road, Biglerville, Pennsylvania, and an in-store office location at the Super Kmart(R) Center, 400 Eisenhower Drive, Hanover, Pennsylvania.

                                   FORM 10-K

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item, regarding market value, dividend payment, and number of shareholders, is set forth on page 49 of the Registrant's 1997 Annual Report and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is set forth on pages 15 and 42 of the Registrant's 1997 Annual Report and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth on pages 16 through 24 of the Registrant's 1997 Annual Report and incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth on pages 20 and 21 of the Registrant's 1997 Annual Report and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages 26 through 41 of the Registrant's 1997 Annual Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, and control persons, is set forth on pages 3 through 7 and pages 14 and 15 of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 1997, through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.

                                    FORM 10-K

                                     PART IV

ITEM 14b. EXHIBITS

     Exhibit 3(i) Articles of Incorporation of Registrant

          A copy of the Articles of Incorporation, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K, filed with the Commission on March 25, 1995.

     Exhibit 3(ii)   Bylaws of Registrant

          A copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(ii) of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.

     Exhibit 10.1 Executive Employment Agreement dated as of January 1, 1998,
                  Between Adams County National Bank, ACNB Corporation and Ronald L. Hankey

          A copy of the Executive Employment Agreement dated as of January 1, 1998, Between Adams County National Bank, ACNB Corporation and Ronald
          L. Hankey, is incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.

     Exhibit 11 Statement Regarding the Computation of Earnings Per Share

                                                       For the Fiscal Year
                                                        ended December 31
                                            ------------------------------------
                                                  1997         1996         1995
--------------------------------------------------------------------------------
Weighted average shares outstanding .....   $5,254,618   $5,300,569   $5,314,521
Common stock
Common stock equivalents
   Stock options ........................         --           --           --
   Stock awards .........................         --           --           --
   ESOP shares ..........................         --           --           --
                                            ----------   ----------   ----------
Total common stock equivalents ..........         --           --           --
                                            ----------   ----------   ----------
Total Weighted Average Shares
  Outstanding............................   $5,254,618   $5,300,569   $5,314,521
                                            ==========   ==========   ==========

Net Income ..............................   $7,229,000   $7,109,000   $6,459,000
Net Income Per Share ....................   $     1.38   $     1.34   $     1.22


Exhibit 12 Statement Regarding the Computation of Ratios
     The information required by this Exhibit is set forth on page 42 of the Registrant's Annual Report and incorporated herein by reference.

Exhibit 21 Subsidiary of the Registrant
     The Registrant has one subsidiary, Adams County National Bank, a national bank, which is wholly-owned by the Registrant.

Exhibit 27 Financial Data Schedule

                                    FORM 10-K

ITEM 15.  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)                     ---------------------------
                                                           March 19, 1998
                                                                Date

------------------------------------              ---------------------------
BY: /s/ Ronald L. Hankey                          BY: /s/ John W. Krichten
Ronald L. Hankey                                  John W. Krichten
President & CEO                                   Secretary & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 19, 1998, by the following persons in the capacities indicated.

/s/ Philip P. Asper                               /s/ William B. Lower
--------------------------                        --------------------------
Philip P. Asper                                   William B. Lower
Director                                          Director

/s/ Guy F. Donaldson                              /s/ Paul G. Pitzer
--------------------------                        --------------------------
Guy F. Donaldson                                  Paul G. Pitzer
Director                                          Director

/s/ Frank Elsner, Jr.                             /s/ Thomas A. Ritter
--------------------------                        --------------------------
Frank Elsner, Jr.                                 Thomas A. Ritter
Director                                          Director

/s/ Richard L. Galusha                            /s/ Ralph S. Sandoe
--------------------------                        --------------------------
Richard L. Galusha                                Ralph S. Sandoe
Director                                          Director

/s/ D. Richard Guise                              /s/ Marian B. Schultz
--------------------------                        --------------------------
D. Richard Guise                                  Marian B. Schultz
Director & Vice Chairman of the Board             Director

/s/ Ronald L. Hankey                              /s/ L. Robert Snyder
--------------------------                        --------------------------
Ronald L. Hankey                                  L. Robert Snyder
Director, President & CEO                         Director

/s/ Philip M. Jones                               /s/ Jennifer L. Weaver
--------------------------                        --------------------------
Philip M. Jones                                   Jennifer L. Weaver
Director                                          Director

/s/ Wayne E. Lau
--------------------------
Wayne E. Lau
Director