Form 10-Q
period 1998-03-31
ACNB CORP
filed 1998-05-08
CIK 715579

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               -------------------------------------------------

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number     0-11783
                        --------------------------------------------------------


                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


         PENNSYLVANIA                                            23-2233457
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


675 OLD HARRISBURG ROAD, GETTYSBURG, PA                                 17325
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X| No ____

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

                     Class - Common Stock ($2.50 par value)
                     Outstanding at May 5, 1998 - 5,253,278

--------------------------------------------------------------------------------

PART I                     ITEM I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                      31-Mar         31-Mar          31-Dec
                                                       1998           1997            1997
                                                    ---------       ---------       ---------
ASSETS                                                            (000 omitted)
  Cash and Due from Banks                              26,518          12,250          28,734
  Investment Securities
     Securities Held to Maturity                       32,933          59,829          32,988
     Securities Available for Sale                     68,998          49,156          55,935
                                                    ---------       ---------       ---------
  Total Investment Securities                         101,931         108,985          88,923


  Federal Funds Sold                                        0             100             100
  Loans                                               341,382         331,593         341,808
    Less: Reserve for Loan Losses                      (3,239)         (3,168)         (3,174)
                                                    ---------       ---------       ---------
  Net Loans                                           338,143         328,425         338,634

  Premises and Equipment                                4,800           5,278           4,949
  Other Real Estate                                       454             916             401
  Other Assets                                          5,733           6,545           5,096
                                                    ---------       ---------       ---------
TOTAL ASSETS                                        $ 477,579       $ 462,499       $ 466,837
                                                    =========       =========       =========
LIABILITIES
  Deposits
    Noninterest Bearing                                45,908          43,409          46,839
    Interest Bearing                                  356,657         351,584         348,734
                                                    ---------       ---------       ---------
  Total Deposits                                      402,565         394,993         395,573

  Securities Sold Under
  Agreement To Repurchase                              16,392          13,207          15,021
  Borrowing Federal Home Loan Bank                          0               0               0
  Demand Notes U.S. Treasury                              450             450             450
  Other Liabilities                                     4,767           4,533           3,175
                                                    ---------       ---------       ---------
TOTAL LIABILITIES                                     424,174         413,183         414,219

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,253,278 shares issued and
  outstanding at 3/31/98                               13,133          13,133          13,133
  Surplus                                               3,647           3,647           3,647
  Retained Earnings                                    35,737          32,649          34,968
  Net unrealized gains on securities available
  for sale                                                888            (113)            870
                                                    ---------       ---------       ---------
TOTAL SHAREHOLDERS EQUITY                              53,405          49,316          52,618

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                              $ 477,579       $ 462,499       $ 466,837
                                                    =========       =========       =========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended
                                                                  March 31
                                                          ----------------------
                                                           1998            1997
                                                          ------          ------
                                                              (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                   6,980           6,675
  Interest and Dividends on
  Investment Securities                                    1,630           1,877
  Interest on Federal Funds Sold                               1               1
  Interest on Balances with
  Depository Institutions                                     99              59
                                                          ------          ------
TOTAL INTEREST INCOME                                      8,710           8,612

INTEREST EXPENSE
  Deposits                                                 3,524           3,473
  Other Borrowed Funds                                       159             171
                                                          ------          ------
TOTAL INTEREST EXPENSE                                     3,683           3,644

NET INTEREST INCOME                                        5,027           4,968
  Provision for Loan Losses                                   90              30
                                                          ------          ------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                            4,937           4,938

OTHER INCOME
  Trust Department                                            70              96
  Service Charges on Deposit Accounts                        182             189
  Other Operating Income                                     218             167
  Securities Gains                                             0               0
                                                          ------          ------
TOTAL OTHER INCOME                                           470             452

OTHER EXPENSES
  Salaries and Employee Benefits                           1,668           1,749
  Premises and Fixed Assets                                  463             433
  Other Expenses                                             638             663
                                                          ------          ------
TOTAL OTHER EXPENSE                                        2,769           2,845

INCOME BEFORE INCOME TAX                                   2,638           2,545
  Applicable Income Tax                                      872             839
                                                          ------          ------
NET INCOME                                                $1,766          $1,706
                                                          ======          ======

EARNINGS PER SHARE*                                       $ 0.34          $ 0.32
DIVIDENDS PER SHARE*                                        0.19            0.18


*Based on 5,253,278 shares outstanding in 1998 and 5,258,537 in 1997

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                            Three months ended
                                                                 March 31
                                                          ----------------------
                                                           1998           1997
                                                          -------       --------
                                                               (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                             8,398         7,717
Fees and Commissions Received                                 576           570
Interest Paid                                              (3,116)       (3,044)
Cash Paid to Suppliers and Employees                       (2,905)       (2,925)
Income Taxes Paid                                               0             0
Net Cash Provided by Operating Activities                   2,953         2,318

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks              1,861        21,071
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                         (14,873)      (13,560)
Principal Collected on Loans                               15,483        17,853
Loans Made to Customers                                   (15,135)      (24,465)
Capital Expenditures                                          (10)          (26)
Net Cash Used in Investing Activities                     (12,674)          873

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                            4,431        (3,943)
Proceeds from Sale of Certificates of Deposit              10,926         9,859
Payments for Maturing Certificates of Deposit              (6,954)      (17,579)
Dividends Paid                                               (998)         (946)
Increase (Decrease) in Borrowings                               0             0
Repurchase of Common Stock                                      0          (410)
Net Cash Provided by Financing Activities                   7,405       (13,019)
Net Increase in Cash and Cash Equivalents                  (2,316)       (9,828)
Cash and Cash Equivalents:  Beginning of Period            28,834        22,178
                            End of Period                  26,518        12,350

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                  1,766         1,706
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                 159           163
Provision for Possible Credit Losses                           90            30
Provision for Deferred Taxes                                    0             0
Amortization of Investment Securities Premiums                  4             0
Increase (Decrease) in Taxes Payable                          872           839
(Increase) Decrease in Interest Receivable                   (213)         (423)
Increase (Decrease) in Interest Payable                       567           600
Increase (Decrease) in Accrued Expenses                       151           282
(Increase) Decrease in Other Assets                          (446)         (525)
Increase (Decrease) in Other Liabilities                        3          (354)
Net Cash Provided by Operating Activities                   2,953         2,318

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 1998 and 1997 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1997 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at March 31, 1998 and December 31, 1997 were as follows:

                                                  3/31/98                 12/31/97
                                                 Amortized       Fair     Amortized       Fair
                                                    Cost         Value      Cost          Value
                                                               (000 omitted)

     U.S. Treasury and U.S. Government
       Agencies  (held to maturity)                  32,144      32,488      32,156       32,286
     State and Municipal (held to
       maturity)                                        789         789         832          832
     U.S. Government Agencies
      (available for sale)                           64,791      66,137      51,756       53,074
     Other Investments (avail for sale)               2,861       2,861       2,861        2,861
                                                   --------    --------     -------      -------

     TOTAL                                         $100,585    $102,275     $87,605      $89,053


     Income earned on investment securities was as follows:

                                      Three Months Ended March 31
                                      ---------------------------
                                       1998                  1997
                                      -----                 -----
                                             (000 omitted)
     U.S. Treasury                      228                   410
     U.S. Government Agencies         1,344                 1,414
     State and Municipal                 13                    14
     Other Investments                   45                    39
                                      -----                 -----
                                      1,630                 1,877

3.   Gross loans are summarized as follows:
                                                 March 31         December 31
                                                   1998              1997
                                                 --------         -----------
                                                        (000 omitted)
     Real Estate                                  302,048           303,270
     Real Estate Construction                      13,134            13,674
     Commercial and Industrial                      9,835             9,758
     Consumer                                      16,365            15,106
                                                 --------           -------
     Total Loans                                 $341,382          $341,808


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 1998 and 1997 were 5,253,278 and 5,258,537 respectively.

5. Dividends per share were $.19 and $.18 for the three month periods ended March 31, 1998 and 1997 respectively. This represented a 57% payout of net income in 1998 and a 53% payout in 1997.

6. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the Corporation's 1997 Annual Report to Shareholders. Current performance does not guarantee, assure, and is not necessarily indicative of similar performance in the future.

In addition to historical information, this Form 10-Q contains forward-looking statements. From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

Three months ended March 31, 1998 compared to three months ended March 31, 1997
--------------------------------------------------------------------------------

Net Income for the three month period ending March 31, 1998 was $1,766,000, up $60,000 or 4% over the first quarter of 1997. The increase in net income was due primarily to a 4% increase in other income and a 10% decrease in other expenses as discussed below. Net income per share, for the first quarter, was $.34, up $.02 or 6% above the $.32 earned in the comparable period in 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 1998 was $8,710,000, up $98,000 or 1% above the $8,612,000 earned in the same period of 1997. The $98,000 increase in interest income was due to greater volume of loans. The average yield on earning assets has increased only 2 basis points over the same quarter in 1997. In an effort to manage interest rate risk, the Bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $56 million. Income from loans during the current period increased due to loan growth of approximately $9.8 million.

Total interest expense for the first three month period of 1998 was $3,683,000, up $39,000 or 1% above the $3,644,000 incurred for the same period in 1997. The $39,000 increase in interest expense was due primarily to an increase in the average volume of interest bearing liabilities, which was $1.1 million greater in the current quarter compared to the same quarter in 1997.

Net interest income after provision for loan losses for the first three month period of 1998 was almost the same as the $4,938,000 earned in the same period of 1997. Income before provision for loan losses was actually greater in 1998, but a $60,000 greater provision reduced it to within $1,000 of 1997.

Total non-interest income for the first three month period of 1998 at $470,000, was $18,000 or 4% greater than the same quarter in 1997. This was primarily due to ATM surcharges, which the Company did not levy in 1997, and Visa debit card fees, another service instituted in late 1997.

Total non-interest expense for the first three month period of 1998 was $2,769,000, down $76,000 or 2.7% less than the $2,845,000 incurred for the first quarter of 1997. Most of the decrease was in salaries and benefits which were down $81,000 or 2.8%.

The provision for income taxes in the first quarter increased $33,000 or 3.9% due to a higher level of pretax earnings.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                     Three Months Ended
                                                 --------------------------
                                                 3/31/98            3/31/97
                                                 -------            -------
                                                   Rate              Rate

Earning Assets                                     7.83%             7.81%
Interest Bearing Liabilities                       4.07%             4.04%
Interest Rate Spread                               3.76%             3.77%

Net Yield on Earning Assets                        4.50%             4.47%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 1998, was up
3 basis points compared to the same period in 1997. This is a result of improved yields on government securities and a larger volume of earning assets.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                        Three Months Ended
                                                    -------------------------
                                                    3/31/98           3/31/97
                                                    -------           -------
Balance at Beginning of Period                       3,174             3,183
Provision Charged to Expense                            90                30
Loans Charged Off                                       56                50
Recoveries                                              31                 5

Balance at End of Period                             3,239             3,168

Ratios:
Net Charge-offs to:
Net Income                                               1.42%        2.64%
Total Loans                                               .01%         .01%
Reserve for Possible Loan Losses                          .77%        1.42%

Reserve for Possible Loan Losses to:
Total Loans                                               .95%         .96%


The Reserve for Possible Loan Losses at March 31, 1998 was $3,239,000 (.95% of Total Loans), an increase of $71,000 from $3,168,000 (.96% of Total Loans) at the end of the first three months of 1997. Loans past due 90 days and still accruing amounted to $2,006,000 and non-accrual loans totaled $1,371,000 as of March 31, 1998. The ratio of non-performing assets plus other real estate owned to total assets was .80% at March 31, 1998. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,197,000 at year end 1997 while non-accruals stood at $1,640,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,505,000 in non-accrual loans, was approximately $34,000 for the first three months of 1998.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $53,405,000 at March 31, 1998 compared to $49,316,000 at March 31, 1997, an increase of $4,089,000 or 8.3%
over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.66% at March 31, 1997, 11.27% at December 31, 1997, and 11.18% at March 31,
1998. The total risk-based capital ratio was 19.3% at March 31, 1998. The leverage ratio was 11.44% at March 31, 1998, and 10.67% during the same period in 1997. Capital at ACNB Corporation remains strong even with a 57% dividend payout ratio. See Note #5 to the Corporation's financial statements for information regarding dividends paid during 1998.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 21.1% of total assets at March 31, 1998. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $200,902,000 at the Federal Home Loan Bank of Pittsburgh with $0 outstanding at March 31, 1998.

As of March 31, 1998, the cumulative asset sensitive gap was 13.1% of total assets at one month, 10.7% at six months, and 18.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

COMPANY IS IN THE PROCESS OF BECOMING YEAR 2000 COMPLIANT - EXPENSES NOT
MATERIAL

The Company is in the process of assessing the cost and extent of vulnerability of the Company's computer systems to the "Year 2000 problem". Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Most of the costs incurred in addressing the Year 2000 problem are expected to be expenses as incurred, in compliance with GAAP.

The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

                                     ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review management has determined that there have been no material changes in market risks since year end. For further discussion of year end information, refer to the annual report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Nothing to report.

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K
            (a) Exhibits
        The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3(i) in Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1994).

Exhibit 3(ii)  Bylaws of Registrant (Incorporated  by Reference to
               Exhibit 3(ii) in Registrant's Report on Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 11     Statement Regarding Computation of Earnings Per Share.
Exhibit 27     Financial Data Schedule.

               (b) Report on Form 8-K.

     The Registrant filed a Current Report on Form 8-K on March 25, 1998 to file certain Exhibits with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACNB CORPORATION

                                        ---------------------------------------
                                        Ronald L. Hankey, President
May 5, 1998

                                        ---------------------------------------
                                        John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 3(ii) Bylaws of Registrant (Incorporated by Reference to Exhibit 3(ii) of Registrant's Report on Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 11     Statement Regarding Computation of Earnings Per Share.

Exhibit 27     Financial Data Schedule.