Form 10-Q
period 1998-06-30
ACNB CORP
filed 1998-08-06
CIK 715579

--------------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                                FORM 10-Q
(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1998
                               -------------------------------------------------
                                   OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------
Commission file number   0-11783
                       ---------------------------------------------------------

                                ACNB CORPORATION
         -----------------------------------------------------
         (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

              PENNSYLVANIA                                    23-2233457
     -------------------------------                      ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA                                 17325
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (717) 334-3161
               --------------------------------------------------
              (Registrant's telephone number, including area code)

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ----    ----

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at August 3, 1998 - 5,253,278

PART I                    ITEM I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                    30-Jun               30-Jun              31-Dec
                                                     1998                 1997                1997
                                                  --------             --------             --------
ASSETS                                                              (000 omitted)
  Cash and Due from Banks                           15,680               14,776               28,734
  Investment Securities
     Securities Held to Maturity                    32,920               54,766               32,988
     Securities Available for Sale                  85,749               48,589               55,935
                                                  --------             --------             --------
  Total Investment Securities                      118,669              103,355               88,923
  Federal Funds Sold                                     0                  100                  100
  Loans                                            341,904              340,183              341,808
    Less: Reserve for Loan Losses                   (3,259)              (3,170)              (3,174)
                                                  --------             --------             --------
  Net Loans                                        338,645              337,013              338,634
  Premises and Equipment                             4,652                5,178                4,949
  Other Real Estate                                    496                  352                  401
  Other Assets                                       5,798                5,568                5,096
                                                  --------             --------             --------
TOTAL ASSETS                                      $483,940             $466,342             $466,837
                                                  ========             ========             ========
LIABILITIES
  Deposits
    Noninterest Bearing                             48,969               46,985               46,839
    Interest Bearing                               359,522              352,090              348,734
                                                  --------             --------             --------
  Total Deposits                                   408,491              399,075              395,573

  Securities Sold Under
    Agreement To Repurchase                         16,765               12,467               15,021
  Borrowing Federal Home Loan Bank                       0                  650                    0
  Demand Notes U.S. Treasury                           450                  450                  450
  Other Liabilities                                  3,763                2,969                3,175
                                                  --------             --------             --------
TOTAL LIABILITIES                                  429,469              415,611              414,219

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
    20,000,000 shares authorized:
    5,253,278 shares issued and
    outstanding at 6/30/98                          13,133               13,133               13,133
  Surplus                                            3,647                3,647                3,647
  Retained Earnings                                 36,646               33,620               34,968
  Net unrealized gains on securities available
    for sale                                         1,045                  331                  870
                                                  --------             --------             --------
TOTAL SHAREHOLDERS EQUITY                           54,471               50,731               52,618

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY         $483,940             $466,342             $466,837
                                                  ========             ========             ========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
-------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended                  Six  Months Ended
                                                         June 30                             June 30
                                                 ------------------------            ------------------------
                                                  1998              1997              1998              1997
                                                 ------            ------            ------            ------
                                                      (000 omitted)                       (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                          6,983             6,927            13,963            13,602
  Interest and Dividends on
  Investment Securities                           1,689             1,840             3,319             3,717
  Interest on Federal Funds Sold                      0                 2                 1                 3
  Interest on Balances with
    Depository Institutions                         240                22               339                81
                                                 ------            ------            ------            ------
TOTAL INTEREST INCOME                             8,912             8,791            17,622            17,403

INTEREST EXPENSE
  Deposits                                        3,610             3,534             7,134             7,007
  Other Borrowed Funds                              187               164               346               335
                                                 ------            ------            ------            ------
TOTAL INTEREST EXPENSE                            3,797             3,698             7,480             7,342

NET INTEREST INCOME                               5,115             5,093            10,142            10,061
  Provision for Loan Losses                          90                60               180                90
                                                 ------            ------            ------            ------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 5,025             5,033             9,962             9,971

OTHER INCOME
  Trust Department                                  214               141               284               237
  Service Charges on Deposit Accounts               189               185               371               374
  Other Operating Income                            233               142               451               309
  Securities Gains                                    0                 0                 0                 0
                                                 ------            ------            ------            ------
TOTAL OTHER INCOME                                  636               468             1,106               920

OTHER EXPENSES
  Salaries and Employee Benefits                  1,623             1,540             3,291             3,289
  Premises and Fixed Assets                         456               432               919               865
  Other Expenses                                    728               664             1,366             1,327
                                                 ------            ------            ------            ------
TOTAL OTHER EXPENSE                               2,807             2,636             5,576             5,481

INCOME BEFORE INCOME TAX                          2,854             2,865             5,492             5,410
  Applicable Income Tax                             946               948             1,818             1,787
                                                 ------            ------            ------            ------
NET INCOME                                       $1,908            $1,917            $3,674            $3,623
                                                 ======            ======            ======            ======

EARNINGS PER SHARE*                               $0.36             $0.36             $0.70             $0.68
DIVIDENDS PER SHARE*                               0.19              0.18              0.38              0.36

*Based on 5,253,278 shares outstanding in 1998 and 5,255,893 in 1997

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                               Six months ended
                                                                    June 30
                                                               1998        1997
                                                               ----        ----
                                                                (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                              17,938      16,942
Fees and Commissions Received                                 1,355       1,205
Interest Paid                                                (7,458)     (7,314)
Cash Paid to Suppliers and Employees                         (5,827)     (4,766)
Income Taxes Paid                                            (1,828)     (1,755)
Net Cash Provided by Operating Activities                     4,180       4,312

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
  and Interest Bearing Balances with Other Banks              9,760      26,701
Purchase of Investment Securities and Interest
  Bearing Balances with Other Banks                         (39,457)    (13,560)
Principal Collected on Loans                                 39,141      33,527
Loans Made to Customers                                     (39,427)    (48,223)
Capital Expenditures                                            (17)        (87)
Net Cash Used in Investing Activities                       (30,000)     (1,642)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
  Savings Accounts                                            8,290         376
Proceeds from Sale of Certificates of Deposit                23,052      21,254
Payments for Maturing Certificates of Deposit               (16,680)    (29,951)
Dividends Paid                                               (1,996)     (1,891)
Increase (Decrease) in Borrowings                                 0         650
Repurchase of Common Stock                                        0        (410)
Net Cash Provided by Financing Activities                    12,666      (9,972)
Net Increase in Cash and Cash Equivalents                   (13,154)     (7,302)
Cash and Cash Equivalents:
Beginning of Period                                          28,834      22,178
End of Period                                                15,680      14,876

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                    3,674       3,623
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                                   314         324
Provision for Possible Credit Losses                            180          90
Provision for Deferred Taxes                                      0          73
Amortization of Investment Securities Premiums                  (49)         17
Increase (Decrease) in Taxes Payable                            (10)        (41)
(Increase) Decrease in Interest Receivable                      231         138
Increase (Decrease) in Interest Payable                          22          28
Increase (Decrease) in Accrued Expenses                         368         282
(Increase) Decrease in Other Assets                            (933)        109
Increase (Decrease) in Other Liabilities                        383        (331)
Net Cash Provided by Operating Activities                     4,180       4,312


DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 1998 and 1997 and December 31, 1997 and the results of its operations for the six months ended June 30, 1998 and 1997 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1997 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at June 30, 1998 and December 31, 1997 were as follows:


                                              6/30/98               12/31/97
                                             Amortized     Fair    Amortized    Fair
                                                Cost      Value       Cost     Value
                                             ---------    -----     --------   -----
                                                            (000 omitted)
      U.S. Treasury and U.S. Government
        Agencies (held to maturity)            32,131     32,614     32,156    32,286
      State and Municipal (held to
        maturity)                                789        789        832       832
      U.S. Government Agencies
        (available for sale)                   81,191     82,774     51,756    53,074
      Other Investments (available for
         sale)                                  2,975      2,975      2,861     2,861
                                             --------   --------   --------  --------
      TOTAL                                  $117,086   $119,152   $ 87,605  $ 89,053


      Income earned on investment securities was as follows:

                                             Six Months Ended June 30
                                             ------------------------
                                               1998            1997
                                              ------          ------
                                                   (000 omitted)
      U.S. Treasury                             457             789
      U.S. Government Agencies                2,743           2,815
      State and Municipal                        25              28
      Other Investments                          94              85
                                              -----           -----
                                              3,319           3,717

3.   Gross loans are summarized as follows:

                                        June 30      December 31
                                         1998            1997
                                       --------      -----------
                                             (000 omitted)

      Real Estate                       302,692        303,270
      Real Estate Construction           12,188         13,674
      Commercial and Industrial          11,913          9,758
      Consumer                           15,111         15,106
                                       --------       --------
      Total Loans                      $341,904       $341,808


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 1998 and 1997 were 5,253,278 and 5,255,893 respectively.

5. Dividends per share were $.38 and $.36 for the six month periods ended June 30, 1998 and 1997 respectively. This represented a 54% payout of net income in 1998 and a 52% payout in 1997.

6. The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                   ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1997 Annual Report. Current performance does not guarantee, assure, or is necessarily indicative of similar performance in the future.

In addition to historical information, this Form 10-Q may contain forward-looking statements. From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

Three months ended June 30,1998 compared to three months ended June 30, 1997
----------------------------------------------------------------------------

Net Income for the three month period ending June 30, 1998 was $1,908,000, down $9,000 from the second quarter of 1997. The decrease in net income was due primarily to increased provision for loan losses and a 6% increase in other expenses as discussed below. Net income per share, for the second quarter, was $.36, comparable to the $.36 earned in the same period in 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second three month period of 1998 was $8,912,000, up $121,000 or 1% above the $8,791,000 earned in the same period of 1997. The $121,000 increase in interest income was due to a greater volume of securities and due from banks. The average yield on earning assets has decreased 4 basis points over the same quarter in 1997. In an effort to manage interest rate risk, the Bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $71 million. Income from securities and due from banks during the current period increased due to growth of approximately $15 million.

Total interest expense for the second three month period of 1998 was $3,797,000, up $99,000 or 3% above the $3,698,000 incurred for the same period in 1997. The $99,000 increase in interest expense was due primarily to an increase in the average volume of interest bearing liabilities, which was $8.6 million greater in the current quarter compared to the same quarter in 1997.

Net interest income after provision for loan losses for the second three month period of 1998 was $5,025,000, compared to the $5,033,000 earned in the same period of 1997. Income before provision for loan losses was actually greater in 1998, but a $30,000 greater provision reduced it to $8,000 less than 1997.

Total non-interest income for the second three month period of 1998 at $636,000, was $168,000 or 36% greater than the same quarter in 1997. This was primarily due to ATM surcharges, which the Company did not levy in 1997, Visa debit card fees, another service instituted in late 1997, and a very good quarter for the Trust Department which settled a particularly large estate.

Total non-interest expense for the second three month period of 1998 was $2,807,000, up $171,000 or 6% more than the $2,636,000 incurred for the second quarter of 1997. Most of the increase was in salaries and benefits which were up $83,000 or 5%.

The provision for income taxes in the second quarter decreased $9,000 due to a lower level of pretax earnings.

Six months ended June 30, 1998 compared to six months ended June 30, 1997
-------------------------------------------------------------------------

Net income for the first six months of 1998 was $3,674,000, up $51,000 or 1% above the $3,623,000 earned for the same period of 1997. The increase in net income was due primarily to greater volume of securities and due from banks. For the six month period (annualized) of 1998, the return on average assets (ROA) and return on average equity (ROE) were 1.56% and 14.01%, respectively, compared to 1.58% and 14.65%, respectively, for 1997.

At June 30, 1998, total assets were approximately $484 million, reflecting an $18 million or 4% increase above June 30, 1997. As explained more fully under Capital Management section, book value per share was $10.17 on June 30, 1998, compared to $9.59 on June 30, 1997. The Corporation's capital remained sound as evidenced by a Tier 1 Risked-Based Capital Ratio of 18.4% and a Total Risk-Based Capital Ratio of 19.5% on June 30, 1998.

Total interest income for the current six month period was $17,622,000 up $219,000 or 1% above the $17,403,000 earned in the same period of 1997. The $219,000 increase in total interest income was due primarily to a larger volume of securities and due from banks. Securities totaled $118,669,000 at June 30, 1998 compared to $103,355,000 at June 30, 1997.

Total interest expense for the current six month period was $7,480,000, up $138,000 or 2% above the $7,342,000 incurred for the same period in 1997. The $138,000 increase in total interest expense was due to an increase in average interest bearing liabilities, principally time deposits. The year to date average volume of interest bearing liabilities increased approximately $4.9 million or 1% above the same period of 1997.

Net interest income was $10,142,000 for the current period, up $81,000 above the first six months in 1997. Income from a larger volume of investment securities out paced funding costs. Nevertheless, the net yield on average earning assets was 4.50% for the current six month period compared to 4.53% for the same period in 1997. The additional income was not sufficient to offset a decline in margins.

Total non-interest income for the current six month period was $1,106,000, up $186,000 or 20% above the same period in 1997. Improvement was in major categories but centered mainly in the Trust Department, which was up $47,000, caused by greater activity in estate settlements, and other operating income due to ATM surcharges and debit card fees.

Total non-interest expense for the current six month period was $5,576,000, up $95,000 or 2% above the $5,481,000 incurred for the same period in 1997. The increase in total non-interest expense was primarily the result of increases in ATM costs and building repair and maintenance.

The provision for income taxes was $1,818,000 for the current period, $31,000 above the same period in 1997 due to a higher level of pretax earnings.

               INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                               Six Months Ended
                                                              ------------------
                                                              6/30/98    6/30/97
                                                               Rate       Rate
                                                              -------    -------
Earning Assets                                                 7.82%      7.86%
Interest Bearing Liabilities                                   4.06%      4.03%
Interest Rate Spread                                           3.76%      3.82%

Net Yield on Earning Assets                                    4.50%      4.53%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 1998, was down 4 basis points compared to the same period in 1997. This is a result of lower market yields on loans and securities without relief on the deposit side.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)
                                                               Six Months Ended
                                                              ------------------
                                                              6/30/98    6/30/97
                                                              -------    -------
Balance at Beginning of Period                                3,174      3,183
Provision Charged to Expense                                    180         90
Loans Charged Off                                               143        111
Recoveries                                                       48          8
Balance at End of Period                                      3,259      3,170

Ratios:
Net Charge-offs to:
Net Income                                                     2.59%      2.84%
Total Loans                                                     .03%       .03%
Reserve for Possible Loan Losses                               2.92%      3.25%

Reserve for Possible Loan Losses to:
Total Loans                                                     .95%       .93%

The Reserve for Possible Loan Losses at June 30, 1998 was $3,259,000 (.95% of Total Loans), an increase of $89,000 from $3,170,000 (.93% of Total Loans) at the end of the first six months of 1997. Loans past due 90 days and still accruing amounted to $1,738,000 and non-accrual loans totaled $1,961,000 as of June 30, 1998. The ratio of non-performing assets plus other real estate owned to total assets was .87% at June 30, 1998. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,197,000 at year end 1997 while non-accruals stood at $1,640,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,801,000 in non-accrual loans, was approximately $81,000 for the first six months of 1998.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $54,471,000 at June 30, 1998 compared to $50,731,000 at June 30, 1997, an increase of $3,740,000 or 7% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.88% at June 30, 1997, 11.27% at December 31, 1997, and 11.26% at June 30, 1998. The total risk-based capital ratio was 19.55% at June 30, 1998. The leverage ratio was 11.50% at June 30, 1998, and 10.94% during the same period in 1997. Capital at ACNB Corporation remains strong even with a 54% dividend payout ratio.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and hold to maturity investment securities maturing within one year) equal 21% of total assets at June 30, 1998. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $200,902,000 at the Federal Home Loan Bank of Pittsburgh with $0 outstanding at June 30, 1998.

As of June 30, 1998, the cumulative asset sensitive gap was 6.9% of total assets at one month, 4.5% at six months, and 12.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, (SFAS No. 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for these plans to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets, and eliminates certain previously required disclosures. This Statement has been adopted by the Corporation as of January 1, 1998. The impact of this Statement on the Corporation will be to require additional disclosures in the Corporation's annual financial statements for 1998.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Corporation does not expect the provisions of this statement to have a material effect on the liquidity, results of operations, or capital resources of the Corporation when it becomes effective in the first quarter of 2000.

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

Item 1.  Legal Proceedings - Nothing to report.

Item 2.  Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) An annual meeting of shareholders was held at 1:00 p.m. on May 5, 1998 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

(b)  (c) Two matters were voted upon, as follows:

Proposal to fix the number of shareholders to be elected as Class 1 Directors at four (4):

                 Votes Cast      Votes Cast       Votes
                   "FOR"         "AGAINST"       ABSTAINED
                 ----------      ----------      ---------
                 3,892,095         24,501         27,499

Four Class 1 directors were elected, as below:
                                                  Votes Cast      Votes
Reelected                Term Expires               "FOR"       "WITHHELD"
---------                ------------             ----------    ----------
Philip P. Asper              2001                 3,855,784       88,311
D. Richard Guise             2001                 3,907,381       36,714
Ronald L. Hankey             2001                 3,901,511       42,584
Marian B. Schultz            2001                 3,830,560      113,535

Directors whose term continued after meeting:

(Class 2 Directors)                    (Class 3 Directors)
Richard L. Galusha    2000             Guy F. Donaldson     1999
Wayne E. Lau          2000             Frank Elsner, Jr.    1999
Paul G. Pitzer        2000             Philip M. Jones      1999
Jennifer L. Weaver    2000             William B. Lower     1999
                                       Ralph S. Sandoe      1999
                                       L. Robert Snyder     1999

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - No Form 8-K was filed during the last three months.
          (a)  Exhibits
        The following Exhibits are included in this Report:

Exhibit 3(i)  Articles of Incorporation of Registrant (Incorporated by Reference
               to Exhibit 3(i) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
Exhibit 3(ii) Bylaws of Registrant (Incorporated by Reference to Exhibit 3(ii)
               in Registrant's Report of Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 11    Statement Regarding Computation of Earnings Per Share.
Exhibit 27    Financial Data Schedule.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ACNB CORPORATION


                           --------------------------------------------------
                           Ronald L. Hankey, President
August 3, 1998

                           --------------------------------------------------
                           John W. Krichten, Secretary/Treasurer

                               EXHIBIT INDEX

Exhibit Number
--------------

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