Form 10-Q
period 1998-09-30
ACNB CORP
filed 1998-11-12
CIK 715579

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998
                                ------------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 0-11783
                       -------

                                ACNB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                        23-2233457
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   675 OLD HARRISBURG ROAD, GETTYSBURG, PA                     17325
   ----------------------------------------                  ----------
   (Address of principal executive offices)                  (Zip Code)

                                 (717) 334-3161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                     Class - Common Stock ($2.50 par value)
                   Outstanding at November 5, 1998 - 5,253,278

--------------------------------------------------------------------------------

PART I                    ITEM I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                      30-Sep          30-Sep          31-Dec
                                                       1998            1997            1997
                                                     --------        --------        --------
                                                                   (000 omitted)
ASSETS
  Cash and Due from Banks                            $ 15,944        $ 21,223        $ 28,734
  Investment Securities
     Securities Held to Maturity                       30,908          49,788          32,988
     Securities Available for Sale                    101,488          47,499          55,935
                                                     --------        --------        --------
  Total Investment Securities                         132,396          97,287          88,923


  Federal Funds Sold                                        0             100             100
  Loans                                               340,095         343,181         341,808
    Less: Reserve for Loan Losses                      (3,334)         (3,176)         (3,174)
                                                     --------        --------        --------
  Net Loans                                           336,761         340,005         338,634

  Premises and Equipment                                4,560           5,079           4,949
  Other Real Estate                                       365             210             401
  Other Assets                                          5,775           6,046           5,096
                                                     --------        --------        --------
TOTAL ASSETS                                         $495,801        $469,950        $466,837
                                                     ========        ========        ========
LIABILITIES
  Deposits
    Noninterest Bearing                                48,945          43,250          46,839
    Interest Bearing                                  359,954         348,184         348,734
                                                     --------        --------        --------
  Total Deposits                                      408,899         391,434         395,573

  Securities Sold Under
  Agreement To Repurchase                              25,812          22,290          15,021
  Borrowing Federal Home Loan Bank                          0               0               0
  Demand Notes U.S. Treasury                              286             450             450
  Other Liabilities                                     4,615           3,835           3,175
                                                     --------        --------        --------
TOTAL LIABILITIES                                     439,612         418,009         414,219

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
    20,000,000 shares authorized:
    5,253,278 shares issued and
    outstanding at 9/30/98                             13,133          13,133          13,133
  Surplus                                               3,647           3,647           3,647
  Retained Earnings                                    37,444          34,454          34,968
  Net unrealized gains on securities available
    for sale                                            1,965             707             870
                                                     --------        --------        --------
TOTAL SHAREHOLDERS EQUITY                              56,189          51,941          52,618

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY            $495,801        $469,950        $466,837
                                                     ========        ========        ========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended       Nine  Months Ended
                                                   Sep-98                   Sep-98
                                            -------------------      --------------------
                                             1998         1997         1998         1997
                                            ------       ------      -------      -------
                                               (000 omitted)             (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                    $6,939       $6,994      $20,902      $20,596
  Interest and Dividends on
  Investment Securities                      1,980        1,776        5,299        5,493
  Interest on Federal Funds Sold                 0            1            1            4
  Interest on Balances with
  Depository Institutions                      112           88          451          169
                                            ------       ------      -------      -------
TOTAL INTEREST INCOME                        9,031        8,859       26,653       26,262

INTEREST EXPENSE
  Deposits                                   3,621        3,590       10,755       10,597
  Other Borrowed Funds                         227          184          573          519
                                            ------       ------      -------      -------
TOTAL INTEREST EXPENSE                       3,848        3,774       11,328       11,116

NET INTEREST INCOME                          5,183        5,085       15,325       15,146
  Provision for Loan Losses                     90           60          270          150
                                            ------       ------      -------      -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            5,093        5,025       15,055       14,996

OTHER INCOME
  Trust Department                             129          112          413          349
  Service Charges on Deposit Accounts          217          195          588          569
  Other Operating Income                       202          105          653          414
  Securities Gains                               0            0            0            0
                                            ------       ------      -------      -------
TOTAL OTHER INCOME                             548          412        1,654        1,332

OTHER EXPENSES
  Salaries and Employee Benefits             1,664        1,608        4,955        4,897
  Premises and Fixed Assets                    489          477        1,408        1,342
  Other Expenses                               727          614        2,093        1,941
                                            ------       ------      -------      -------
TOTAL OTHER EXPENSE                          2,880        2,699        8,456        8,180

INCOME BEFORE INCOME TAX                     2,761        2,738        8,253        8,148
  Applicable Income Tax                        913          906        2,731        2,693
                                            ------       ------      -------      -------
NET INCOME                                  $1,848       $1,832      $ 5,522      $ 5,455
                                            ======       ======      =======      =======
EARNINGS PER SHARE*                         $ 0.35       $ 0.35      $  1.05      $  1.04
DIVIDENDS PER SHARE*                          0.20         0.19         0.58         0.55

----------
*Based on 5,253,278 shares outstanding in 1998 and 5,255,021 in 1997

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS


                                                             Nine months ended
                                                                  Sept 30
                                                          -----------------------
                                                            1998           1997
                                                          --------       --------
                                                               (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                           $ 26,472       $ 25,473
Fees and Commissions Received                                2,014          1,742
Interest Paid                                              (10,630)       (10,467)
Cash Paid to Suppliers and Employees                        (8,136)        (7,467)
Income Taxes Paid                                           (2,790)        (2,682)
       Net Cash Provided by Operating Activities             6,930          6,599

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
  and Interest Bearing Balances with Other Banks            15,996         33,299
Purchase of Investment Securities and Interest
  Bearing Balances with Other Banks                        (58,281)       (13,560)
Principal Collected on Loans                                61,626         51,301
Loans Made to Customers                                    (59,987)       (68,907)
Capital Expenditures                                           (80)          (149)
        Net Cash Used in Investing Activities              (40,726)         1,984

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
  Savings Accounts                                          14,144          2,026
Proceeds from Sale of Certificates of Deposit               34,811         30,471
Payments for Maturing Certificates of Deposit              (24,838)       (38,636)
Dividends Paid                                              (3,047)        (2,889)
Increase (Decrease) in Borrowings                             (164)             0
Repurchase of Common Stock                                       0           (410)
         Net Cash Provided by Financing Activities          20,906         (9,438)
Net Increase in Cash and Cash Equivalents                  (12,890)          (855)
Cash and Cash Equivalents: Beginning of Period              28,834         22,178
                           End of Period                  $ 15,944       $ 21,323

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                $  5,522       $  5,455
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                  469            485
Provision for Possible Credit Losses                           270            150
Provision for Deferred Taxes                                     0             73
Amortization of Investment Securities Premiums                 (92)           (68)
Increase (Decrease) in Taxes Payable                           (59)           (62)
(Increase) Decrease in Interest Receivable                    (460)          (221)
Increase (Decrease) in Interest Payable                        698            649
Increase (Decrease) in Accrued Expenses                         70            381
(Increase) Decrease in Other Assets                           (219)          (153)
Increase (Decrease) in Other Liabilities                       731            (90)
         Net Cash Provided by Operating Activities        $  6,930       $  6,599

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 1998 and 1996 and December 31, 1997 and the results of its operations for the nine months ended September 30, 1998 and 1997 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Corporation are set forth in Note A to the Corporation's financial statements in the 1997 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at September 30, 1998 and December 31, 1997 were as follows:

                                                  9/30/98                        12/31/97
                                                 Amortized        Fair           Amortized        Fair
                                                   Cost           Value             Cost          Value
                                                 ---------       --------        ---------       -------
                                                                       (000 omitted)
     U.S. Treasury and U.S. Government
       Agencies (held to maturity)               $ 30,119        $ 31,725         $32,156        $32,286
     State and Municipal (held to maturity)           789             789             832            832
     U.S. Government Agencies
          (available for sale)                     95,536          98,513          51,756         53,074
     Other Investments (available for sale)         2,975           2,975           2,861          2,861
                                                  -------        --------         -------        -------
     TOTAL                                       $129,419        $134,002         $87,605        $89,053

     Income earned on investment securities was as follows:

                                       Nine Months Ended September 30
                                       ------------------------------
                                        1998                    1997
                                       ------                  ------
                                                (000 omitted)
     U.S. Treasury                     $  684                  $1,132
     U.S. Government Agencies           4,434                   4,189
     State and Municipal                   38                      41
     Other Investments                    143                     131
                                       ------                  ------
                                       $5,299                  $5,493

3.   Gross loans are summarized as follows:

                                      September 30       December 31
                                      ------------       -----------
                                                (000 omitted)

     Real Estate                        $298,966          $303,270
     Real Estate Construction             14,897            13,674
     Commercial and Industrial            11,816             9,758
     Consumer                             14,416            15,106
                                        --------          --------
     Total Loans                        $340,095          $341,808

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 1998 and 1997 were 5,253,278 and 5,255,021 respectively.

5. Dividends per share were $.58 and $.55 for the nine month periods ended September 30, 1998 and 1997 respectively. This represented a 55% payout of net income in 1998 and a 53% payout in 1997.

6. The results of operations for the nine month periods ended September 30, 1997 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for ACNB Corporation, a Pennsylvania corporation and registered bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the Corporation's 1997 Annual Report and Form 10-K. Current performance does not guarantee, assure, or is necessarily indicative of similar performance in the future.

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

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Net Income for the three month period ending September 30, 1998 was $1,848,000, up $16,000 from the third quarter of 1997. The increase in net income was due primarily to increased net interest income. Net income per share, for the third quarter, was $.35, comparable to the $.35 earned in the same period in 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third three month period of 1998 was $9,031,000, up $172,000 or 2% above the $8,859,000 earned in the same period of 1997. The $172,000 increase in interest income was due to a greater volume of securities and due from banks. The average yield on earning assets has decreased 7 basis points over the same quarter in 1997. In an effort to manage interest rate risk, the Bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $91 million. Income from securities and due from banks during the current period increased due to growth of approximately $30 million.

Total interest expense for the third three month period of 1998 was $3,848,000, up $74,000 or 2% above the $3,774,000 incurred for the same period in 1997. The $74,000 increase in interest expense was due primarily to a increase in the average volume of interest bearing liabilities, which was $16.6 million greater in the current quarter compared to the same quarter in 1997.

Net interest income after provision for loan losses for the third three month period of 1998 was $5,093,000, compared to the $5,025,000 earned in the same period of 1997. Income before provision for loan losses was even greater in 1998, but a $30,000 greater provision reduced it to $68,000 greater than 1997.

Total non-interest income for the third three month period of 1998 at $548,000, was $136,000 or 33% greater than the same quarter in 1997. This was primarily due to ATM surcharges, which the Corporation did not levy in 1997, Visa debit card fees, another service instituted in late 1997, and a good quarter for the Bank's Trust Department which settled a large estate.

Total non-interest expense for the third three month period of 1998 was $2,880,000, up $181,000 or 7% more than the $2,699,000 incurred for the third quarter of 1997. Most of the increase was in supplies, teller long and short, and miscellaneous expenses.

The provision for income taxes in the third quarter increased $7,000 due to a higher level of pretax earnings.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Net income for the first nine months of 1998 was $5,522,000, up $67,000 or 1% above the $5,455,000 earned for the same period of 1997. The increase in net income was due primarily to a greater volume of loans. For the nine month period (annualized) of 1998, the return on average assets (ROA) and return on average equity (ROE) were 1.54% and 13.85%, respectively, compared to 1.57% and 14.50%, respectively, for 1997.

At September 30, 1998, total assets were approximately $496 million, reflecting a $29 million or 6% increase above September 30, 1997. As explained more fully under Capital Management section, book value per share was $10.32 on September 30, 1998, compared to $9.75 on September 30, 1997. The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 18.6% and a Total Risk-Based Capital Ratio of 19.8% on September 30, 1998.

Total interest income for the current nine month period was $26,653,000, up $391,000 or 1% above the $26,262,000 earned in the same period of 1997. The $391,000 increase in total interest income was due primarily to a larger volume of securities and due from banks. Securities totaled $132,396 at September 30, 1998 compared to $97,287,000 at September 30,1997.

Total interest expense for the current nine month period was $11,328,000, up $212,000 or 2% above the $11,116,000 incurred for the same period in 1997. The $212,000 increase in total interest expense was due to an increase in average interest bearing liabilities, principally time deposits. The year to date average volume of interest bearing liabilities increased approximately $7.7 million or 2% above the same period of 1997.

Net interest income was $15,325,000 for the current period, up $179,000 above the first nine months of 1997. Income from a larger volume of investment securities out paced funding costs. Nevertheless, the net yield on average earning assets was 4.50% for the current nine month period compared to 4.54% for the same period in 1997. The additional income was not sufficient to offset a decline in margins.

Total non-interest income for the current nine month period was $1,654,000, up $322,000 or 24% above the same period in 1997. Improvement was in major categories but centered mainly in the Bank's Trust Department, which was up $64,000, caused by greater activity in estate settlements, and other operating income due to ATM surcharges and debit card fees.

Total non-interest expense for the current nine month period was $8,456,000, up $276,000 or 3% above the $8,180,000 incurred for the same period in 1997. The increase in total non-interest expense was primarily the result of increases in ATM costs and building repair and maintenance.

The provision for income taxes was $2,731,000 for the current period, $38,000 above the same period in 1997 due to a higher level of pretax earnings.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                              Nine Months Ended
                                          ------------------------
                                          9/30/98          9/30/97
                                          -------          -------
                                           Rate             Rate
                                           ----             ----
Earning Assets                             7.80%            7.87%
Interest Bearing Liabilities               4.04%            4.04%
Interest Rate Spread                       3.76%            3.83%

Net Yield on Earning Assets                4.50%            4.54%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 1998, was down 4 basis points compared to the same period in 1997. This is a result of lower market yields on loans and securities without relief on the deposit side.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                          (In Thousands Except Ratios)

                                                     Nine Months Ended
                                                   ---------------------
                                                   9/30/98       9/30/97
                                                   -------       -------
Balance at Beginning of Period                      $3,174        $3,183
Provision Charged to Expense                           270           150

Loans Charged Off                                      183           173
Recoveries                                              73            16
                                                    ------        ------
Balance at End of Period                            $3,334        $3,176

Ratios:
Net Charge-offs to:
Net Income                                            1.99%         2.88%
Total Loans                                            .03%          .05%
Reserve for Possible Loan Losses                      3.30%         4.94%

Reserve for Possible Loan Losses to:
Total Loans                                            .98%          .93%

The Reserve for Possible Loan Losses at September 30, 1998 was $3,334,000 (.98% of Total Loans), an increase of $158,000 from $3,176,000 (.93% of Total Loans) at the end of the first nine months of 1997. Loans past due 90 days and still accruing amounted to $1,837,000 and non-accrual loans totaled $1,382,000 as of September 30, 1998. The ratio of non-performing assets plus other real estate owned to total assets was .76% at September 30, 1998. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,197,000 at year end 1997 while non-accruals stood at $1,640,000. The bulk of the Corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,613,000 in non-accrual loans, was approximately $145,000 for the first nine months of 1998.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $56,189,000 at September 30, 1998 compared to $51,941,000 at September 30, 1997, an increase of $4,248,000 or 8% over that period. The ratio of Total Shareholders' Equity to Total Assets was 11.33% at September 30, 1997, 11.27% at December 31, 1997, and 11.05% at
September 30, 1998. The total risk-based capital ratio was 19.78% at September 30, 1998. The leverage ratio was 10.78% at September 30, 1998 and 10.61% during the same period in 1997. Capital at the Corporation remains strong even with a 55% dividend payout ratio.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 24% of total assets at September 30, 1998. This mix of assets is readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $221,582,000 at the Federal Home Loan Bank of Pittsburgh with $-0- outstanding at September 30, 1998.

As of September 30, 1998, the cumulative asset sensitive gap was 6.5% of total assets at one month, 2.8% at nine months, and 11.2% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

COMPANY IS IN THE PROCESS OF BECOMING YEAR 2000 COMPLIANT - EXPENSES NOT
MATERIAL

YEAR 2000 ISSUE

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

Corporation's State of Readiness

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

The Corporation has developed a five phase program for Y2K information systems compliance which include the following:

     1.   Awareness Phase

               o    Establish Year 2000 Task Force
               o    Define Year 2000 Problem
               o    Develop Year 2000 Plan and Strategy
     This phase has been completed as of December 31, 1997.

     2.   Assessment Phase
               o Identify and inventory all information systems, technology items, computer programs, business partners, environmental systems, and data communication links
               o    Prioritize Mission Critical Systems
                    Obtain vendor certifications for all software, hardware, and outsourced service providers
               o    Assess impact of Year 2000
     This phase will be completed December 31, 1998

     3.   Renovation Phase
               o    Implement hardware and software upgrades
               o    Replace systems and technology items
               o    Monitor vendor and service provider progress
     This phase will be in effect from January 1, 1998 through December 31, 1998

     4.   Validation Phase
               o    Develop testing plan and strategy
               o    Establish test environment(s)
               o Test all internal information systems, technology items, computer programs, environmental systems, and data communication links
               o Test with and/or monitor testing of vendors and service providers

     This phase began August 31, 1998 and will continue through June 30, 1999

     5.   Implementation Phase

               o    Implement Y2K compliant systems and technology items

     This phase began December 31, 1997 and will continue through October 29, 1999

Based on an ongoing assessment, the Corporation has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. The Corporation presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the Corporation.

The major part of the Corporation's software is designed and maintained by companies well known throughout the banking industry. This portion of the software has been or is in the process of being renovated for compliance with the year 2000. The cost of renovation will be borne by the third party providers. Thus, even though the Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Corporation's computer systems. The Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the Corporation is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Corporation is also assessing the impact, if any, the century date change may have on its credit risk.

Costs of Year 2000

The cost to implement the aforementioned five phase program will range from approximately $300,000 to $350,000. Internal costs should approximate $229,390, while outside consultants for both legal work and contingency planning will approximate $93,125. $42,000 of the consultant fees have already been expended with another $41,000 scheduled to be spent by year end 1998. The majority of the remainder of the approximated costs are internal costs, which will not be actual cash outlays but will be absorbed by current operations.

The financial impact to the Corporation of Year 2000 compliance has not been and is not anticipated to be material to the Corporation's financial position or results of operations in any given year. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

The cost of the projects and the date on which the Corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000

At present, management believes it's progress in remedying the Corporation's systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

Contingency Plans

In conjunction with the Y2K Compliance, three major components have been established as part of this project.

     1.   Contingency Planning
               o Business Resumption Contingency Planning including Organizational Planning Guidelines, Business Impact Analysis, Written Plan, and Validation
     2.   Stakeholder Communications
               o    Customer Awareness Program
               o    Bank Employee Communications
               o    Corporation Stockholder Communications
     3.   Commercial Customer Credit Risk Control Process
               o    Due Diligence Process for Current and Future Material
                    Customers
               o    Assessment of Customer Year 2000 Readiness

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

Item 2.  Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders -
         Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports of Form 8-K
               An 8-K concerning the acquisition of Farmers National Bancorp was filed on July 30, 1998.

         The following Exhibits are included in this Report:

Exhibit 3(i)  Articles of Incorporation of Registrant (Incorporated by
              Reference to Exhibit 3 in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 25, 1995).

Exhibit 3(ii) Bylaws of Registrant as amended and restated (Incorporated by
              Reference to Exhibit 3(ii) in Registrant's Report of Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 10.1 Executive Employment Agreement dated as of January 1, 1998 between Adams County National Bank, ACNB Corporation and Ronald L. Hankey (Incorporated by Reference to Exhibit 99 in Registrant's Current Report on Form 8-K filed with the Commission on March 25, 1998).

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


                                          ACNB CORPORATION

                                          -------------------------------------
                                          Ronald L. Hankey, President

November 5, 1998
      (Date)

                                          -------------------------------------
                                          John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 25, 1995).

Exhibit 3(ii) Bylaws of Registrant as amended and restated (Incorporated by
              Reference to Exhibit 3(ii) in Registrant's Report of Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 10.1 Executive Employment Agreement dated as of January 1, 1998 between Adams County National Bank, ACNB Corporation and Ronald L. Hankey (Incorporated by Reference to Exhibit 99 in Registrant's Current Report on Form 8-K filed with the Commission on March 25, 1998).

Exhibit 11    Statement Regarding Computation of Earnings Per Share.

Exhibit 27    Financial Data Schedule.

                                   EXHIBIT 11
            Statement Regarding the Computation of Earnings Per Share

                                                 For the nine month period
                                                    ending September 30
                                               ----------------------------
                                                  1998               1997
                                               ---------          ---------
Weighted average shares outstanding:           5,253,278          5,255,021

Common Stock

Common Stock Equivalents
     Stock Options                                     0                  0
     Stock Awards                                      0                  0
     ESOP shares                                       0                  0
Total Common Stock Equivalents                         0                  0

Total weighted average shares outstanding      5,253,278          5,255,021

Net Income                                    $5,522,000         $5,455,000

Net Income Per Share                               $1.05              $1.04

Fully Diluted Income Per Share                     $1.05              $1.04