Form 10-K405
period 1998-12-31
ACNB CORP
filed 1999-03-29
CIK 715579

FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.
                          Commission file no. 0-11783.


                                ACNB CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                               23-2233457
     ----------------------              ----------------------------------
    (State of Incorporation)            (IRS Employer Identification Number)

           675 Old Harrisburg Road
                Gettysburg, PA                              17325
   --------------------------------------                  --------
  (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code: (717) 334-3161 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                  COMMON CAPITAL STOCK PAR VALUE $2.50 A SHARE
                    ----------------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES X NO

         As of February 28, 1999, ACNB Corporation had outstanding 5,253,278 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 28, 1999, was approximately $109,643,995. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because they may be deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1999, are incorporated by reference into Part III.

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

         The Bank has a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). See Management's Discussion and Analysis in the 1998 Annual Report. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

         As of December 31, 1998, the Registrant had a total of 156 full-time and 73 part-time employees.

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

Competition

         All phases of the Bank's business are highly competitive. The Bank's market area is the primary trading area of Adams County, Pennsylvania; a western portion of York County, Pennsylvania; and, the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County. The market concentration is in the area of Gettysburg, Pennsylvania. The Bank competes with local commercial banks, other commercial banks with branches in the Bank's market area, savings associations, and other financial service providers. The Bank considers its major competition to be PNC Corporation, Farmers Bank and Trust Company, and Bank of Hanover and Trust Co.

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

Item 4. Submission Of Matters To A Vote Of Stockholders

         None.


                                     Part II

Item 5. Market For THE Registrant's Common Stock and Related Stockholder Matters

         The information required by this Item, regarding market value, dividend payment, and number of shareholders, is set forth on page 53 of the Registrant's 1998 Annual Report and incorporated herein by reference.

Item 6.  Selected Financial Data

         The information required by this Item is set forth on pages 15 and 46 of the Registrant's 1998 Annual Report and incorporated herein by reference.

Item 7. Management's Discussion And Analysis of Financial
        Condition and Results of Operations

         The information required by this Item is set forth on pages 16 through 24 of the Registrant's 1998 Annual Report and incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item is set forth on pages 20 and 21 of the Registrant's 1998 Annual Report and incorporated herein by reference.


Item 8. Financial Statements And Supplementary Data

         The information required by this Item is set forth on pages 26 through 45 of the Registrant's 1998 Annual Report and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure

     None.

                                    Part III

Item 10.  Directors and Executive Officers Of The Registrant

         The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Principal Beneficial Owners of the Corporation's Stock", "Information as to Nominees, Directors and Executive Officers" and "Principal Officers of the Corporation" of the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 1998, through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them.

                                     PART IV

ITEM 14b.  EXHIBITS

     Exhibit 3(i)   Articles of Incorporation of Registrant

         A copy of the Articles of Incorporation, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K, filed with the Commission on March 29, 1995.

     Exhibit 3(ii)  Bylaws of Registrant

         A copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(ii) of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.

     Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 1998, between Adams County National Bank, ACNB Corporation and Ronald L. Hankey

         A copy of the Executive Employment Agreement dated as of January 1, 1998, between Adams County National Bank, ACNB Corporation and Ronald L. Hankey is incorporated by reference to Exhibit 99 of the Registrant's Current Reporton Form 8-K, filed with the Commission on March 25, 1998.

     Exhibit 11   Statement Regarding the Computation of Earnings Per Share

     Exhibit 12   Statements Regarding the Computation of Ratios

         The information required by this Exhibit is set forth on page 46 of the Registrant's 1998 Annual Report and incorporated herein by reference.

     Exhibit 21   Subsidiary of the Registrant

     Exhibit 27   Financial Data Schedule

Item 15.  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACNB CORPORATION (Registrant)                                   March 16, 1999
                                                                --------------
                                                                     Date

       BY: /s/ Ronald L. Hankey                      BY: /s/ John W. Krichten
           ----------------------                        ----------------------
           Ronald L. Hankey                              John W. Krichten
           Chairman,                                     Secretary & Treasurer
           President & CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 1999, by the following persons in the capacities indicated.


/s/ Philip P. Asper
-------------------------
Philip P. Asper
Director

/s/ Guy F. Donaldson
-------------------------
Guy F. Donaldson
Director

/s/ Frank Elsner, Jr.
-------------------------
Frank Elsner, Jr.
Director

/s/ Richard L. Galusha
-------------------------
Richard L. Galusha
Director

/s/ D. Richard Guise
-------------------------
D. Richard Guise
Director & Vice Chairman of the Board

/s/ Ronald L. Hankey
-------------------------
Ronald L. Hankey
Director, Chairman, President & CEO

/s/ Philip M. Jones
-------------------------
Philip M. Jones
Director

/s/ Wayne E. Lau
-------------------------
Wayne E. Lau
Director

/s/ William B. Lower
-------------------------
William B. Lower
Director

/s/ Paul G. Pitzer
-------------------------
Paul G. Pitzer
Director

/s/ Thomas A. Ritter
-------------------------
Thomas A. Ritter
Director

/s/ Ralph S. Sandoe
-------------------------
Ralph S. Sandoe
Director

/s/ Marian B. Schultz
-------------------------
Marian B. Schultz
Director

/s/ L. Robert Snyder
-------------------------
L. Robert Snyder
Director

/s/ Jennifer L. Weaver
-------------------------
Jennifer L. Weaver
Director