Form 10-Q
period 1999-03-31
ACNB CORP
filed 1999-05-04
CIK 715579

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    ------------------

Commission file number        0-11783
                       -------------------------------------------------------

                                ACNB CORPORATION
           ----------------------------------------------------------
             (Exact name of corporation as specified in its charter)


                  PENNSYLVANIA                           23-2233457
          -------------------------------             ----------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

    675 OLD HARRISBURG ROAD, GETTYSBURG, PA                   17325
    -------------------------------------------            ------------
    (Address of principal executive offices)                (Zip Code)

                                 (717) 334-3161
             -----------------------------------------------------
             (corporation's telephone number, including area code)

      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                     Outstanding at May 4, 1999 - 5,783,453

================================================================================

PART 1                               ITEM I
                              FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                     31-Mar       31-Mar       31-Dec
                                                      1999         1998         1998
ASSETS                                                        (000 omitted)
  Cash and Due from Banks                           31,373       29,073       20,803
  Investment Securities
     Securities Held to Maturity                    47,503       46,629       47,505
     Securities Available for Sale                 110,209       73,568      113,258
                                                 ---------    ---------    ---------
Total Investment Securities                        157,712      120,197      160,763


  Federal Funds Sold                                 3,935        3,845        2,718
  Loans                                            345,109      357,876      352,355
    Less: Reserve for Loan Losses                   (3,608)      (3,416)      (3,594)
                                                 ---------    ---------    ---------
  Net Loans                                        341,501      354,460      348,761

  Premises and Equipment                             4,703        5,214        4,877
  Other Real Estate                                    249          552          250
  Other Assets                                       7,291        6,365        6,091
                                                 ---------    ---------    ---------
TOTAL ASSETS                                     $ 546,764    $ 519,706    $ 544,263
                                                 =========    =========    =========

LIABILITIES
  Deposits
    Noninterest Bearing                             59,073       53,338       60,745
    Interest Bearing                               402,271      385,442      394,955
                                                 ---------    ---------    ---------
Total Deposits                                     461,344      438,780      455,700

  Securities Sold Under
  Agreement To Repurchase                           18,274       16,392       22,658
  Borrowing Federal Home Loan Bank                       0            0            0
  Demand Notes U.S. Treasury                           418          450          100
  Other Liabilities                                  5,439        5,110        4,060
                                                 ---------    ---------    ---------
TOTAL LIABILITIES                                  485,475      460,732      482,518

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,783,453 shares issued and
  outstanding at 3/31/99                            14,459       14,538       14,538
  Surplus                                            2,620        3,028        3,028
  Retained Earnings                                 43,573       40,514       42,845
  Net unrealized gains on securities available
  for sale                                             637          894        1,334
                                                 ---------    ---------    ---------
TOTAL SHAREHOLDERS EQUITY                           61,289       58,974       61,745
TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                           $ 546,764    $ 519,706    $ 544,263
                                                 =========    =========    =========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended
                                              3/31
                                         1999      1998
                                          (000 omitted)
                                        ------   ------
INTEREST INCOME
  Loan Interest and Fees                 6,823    7,367
  Interest and Dividends on
  Investment Securities                  2,501    1,916
  Interest on Federal Funds Sold            40       31
  Interest on Balances with
  Depository Institutions                   87       99
                                        ------   ------
TOTAL INTEREST INCOME                    9,451    9,413

INTEREST EXPENSE
  Deposits                               3,818    3,817
  Other Borrowed Funds                     204      159
                                        ------   ------
TOTAL INTEREST EXPENSE                   4,022    3,976

NET INTEREST INCOME                      5,429    5,437
  Provision for Loan Losses                 90       90
                                        ------   ------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          5,339    5,347

OTHER INCOME
  Trust Department                         153       70
  Service Charges on Deposit Accounts      233      185
  Other Operating Income                   244      261
  Securities Gains                           0        0
                                        ------   ------
TOTAL OTHER INCOME                         630      516

OTHER EXPENSES
  Salaries and Employee Benefits         1,848    1,816
  Premises and Fixed Assets                523      492
  Other Expenses                           791      723
                                        ------   ------
TOTAL OTHER EXPENSE                      3,162    3,031

INCOME BEFORE INCOME TAX                 2,807    2,832
  Applicable Income Tax                    903      925
                                        ------   ------
NET INCOME                              $1,904   $1,907
                                        ======   ======

EARNINGS PER SHARE*                     $ 0.33   $ 0.33
DIVIDENDS PER SHARE*                      0.20     0.18

*Based on 5,804,648 shares outstanding in 1999 and 5,815,246 in 1998

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                         Three months ended
                                                             March 31
                                                         1999        1998
                                                          (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                        $  9,349    $  9,101
Fees and Commissions Received                               734         622
Interest Paid                                            (3,573)     (3,409)
Cash Paid to Suppliers and Employees                     (2,043)     (3,352)
Income Taxes Paid                                          (249)          0
        Net Cash Provided by Operating Activities         4,218       2,962

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks            6,896       4,481
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                        (3,900)    (15,913)
Principal Collected on Loans                             13,484      15,483
Loans Made to Customers                                  (6,313)    (15,141)
Capital Expenditures                                         (7)        (23)
        Net Cash Used in Investing Activities            10,160     (11,113)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                          1,026       4,864
Proceeds from Sale of Certificates of Deposit             9,865      11,227
Payments for Maturing Certificates of Deposit           (12,151)     (6,954)
Dividends Paid                                           (1,163)     (1,029)
Increase (Decrease) in Borrowings                           318           0
Repurchase of Dissenting Shares                            (486)          0
        Net Cash Provided by Financing Activities        (2,591)      8,108
Net Increase in Cash and Cash Equivalents                11,787         (43)
Cash and Cash Equivalents:  Beginning of Period          23,521      32,961
                            End of Period              $ 35,308    $ 32,918

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                             $  1,904    $  1,907
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                               181         177
Provision for Possible Credit Losses                         90          90
Provision for Deferred Taxes                               (206)          4
Amortization of Investment Securities Premiums              (55)         11
Increase (Decrease) in Taxes Payable                        860         872
(Increase) Decrease in Interest Receivable                 (163)       (219)
Increase (Decrease) in Interest Payable                     449         560
Increase (Decrease) in Accrued Expenses                     815         153
(Increase) Decrease in Other Assets                         123        (519)
Increase (Decrease) in Other Liabilities                    220         (74)
         Net Cash Provided by Operating Activities     $  4,218    $  2,962

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 1999 and 1998 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature. The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1998 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at March 31, 1999 and December 31, 1998 were as follows:

                                           3/31/99               12/31/98
                                          Amortized     Fair    Amortized     Fair
                                            Cost       Value       Cost       Value
                                                          (000 omitted)
     U.S. Treasury and U.S. Government
       Agencies  (held to maturity)         35,093     35,774     36,309     37,727
     State and Municipal (held to
           maturity)                         8,788      8,816      5,090      5,139
     Corporate (held to maturity)            3,622      3,622      3,131      3,135
     U.S. Government Agencies 7
           (available for sale)            106,234    107,198    111,184    113,221
     Other Investments (avail for sale)      3,011      3,011      3,012      3,012
                                          --------   --------   --------   --------
               TOTAL                      $156,748   $158,421   $158,726   $162,234

     Income earned on investment securities was as follows:

                                    Three Months Ended March 31
                                       1999             1998
                                         (000 omitted)
     U.S. Treasury                     318              379
     U.S. Government Agencies        1,998            1,427
     State and Municipal                89               56
     Other Investments                  96               54
                                     -----            -----
                                     2,501            1,916

3.   Gross loans are summarized as follows:

                                 March 31  December 31
                                    (000 omitted)
                                   1999       1998

     Real Estate                  303,802    309,673
     Real Estate Construction      14,632     14,018
     Commercial and Industrial     11,902     13,163
     Consumer                      14,773     15,501
                                 --------   --------
               Total Loans       $345,109   $352,355

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 1999 and 1998 were 5,804,648 and 5,815,246 respectively.

5. Dividends per share were $.20 and $.18 for the three month periods ended March 31, 1999 and 1998 respectively. This represented a 61% payout of net income in 1999 and a 55% payout in 1998.

6. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

7. All financial results have been restated to reflect the acquisition of Farmers National Bancorp, Inc. by ACNB Corporation effective March 1, 1999.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Registrant's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Registrant, and its wholly-owned subsidiaries, Adams County National Bank and Farmers National Bancorp, Inc., follow. The Registrant's consolidated financial condition and results of operations consist almost entirely of the banks' financial condition and results of operations. This discussion should be read in conjunction with the corporation's 1998 Annual Report to Shareholders. Current performance does not guarantee, assure, and is not necessarily indicative of similar performance in the future.

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

Three months ended March 31, 1999 compared to three months ended March 31, 1998
-------------------------------------------------------------------------------

Net Income for the three month period ending March 31, 1999 was $1,904,000, down $3,000 from the first quarter of 1998. Total other income was up, but other expense was also up resulting in a break-even situation. Net income per share, for the first quarter, was $.33, comparable to the $.33 earned in the same period in 1998. For the three month period (annualized) in 1999, the return on average assets and return on average equity were 1.41% and 12.27%, respectively, compared to 1.50% and 12.96%, respectively for 1998.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 1999 was $9,451,000, up $38,000 or .4% above the $9,413,000 earned in the same period of 1998. The $38,000 increase in interest income was due to greater volume of securities and due from banks. The average yield on earning assets has decreased 44 basis points over the same quarter in 1998. In an effort to manage interest rate risk, the Bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $88 million. Income from securities and due from banks during the current period increased due to growth of approximately $38 million.

Total interest expense for the first three month period of 1999 was $4,022,000, up $46,000 or 2% above the $3,976,000 incurred for the same period in 1998. The $46,000 increase in interest expense was due primarily to an increase in the average volume of interest bearing liabilities, which was $18.0 million greater in the current quarter compared to the same quarter in 1998.

Total non-interest income for the first three month period of 1999 at $630,000, was $114,000 or 22% greater than the same quarter in 1998. This was primarily due to a good quarter for the Bank's Trust Department which changed to an accrual method for charging for trust fees and higher service charges on deposits. The new deposit service charges went into effect in the third quarter of 1998 and so are not reflected in first quarter results of 1998.

Total non-interest expense for the first three month period of 1999 was $3,162,000, up $131,000 or 4% more than the $3,031,000 incurred for the first quarter of 1998. The increase was spread evenly over all major categories with no particular area being a major contribution to the increase.

The provision for income taxes in the first quarter decreased $22,000 due to a lower level of pretax earnings.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                              Three Months Ended
                                                               3/31/99  3/31/98
                                                                 Rate    Rate

Earning Assets                                                   7.25%   7.69%
Interest Bearing Liabilities                                     3.94%   4.07%
Interest Rate Spread                                             3.31%   3.62%

Net Yield on Earning Assets                                      4.17%   4.44%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 1999, was down 27 basis points compared to the same period in 1998. This is a result of lower market yields on loans and securities, and a shift from loans to securities with insufficient rate relief on the deposit side.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                               (In Thousands)                Three Months Ended
                                                              3/31/99  3/31/98

Balance at Beginning of Period                                  3,594   3,350
Provision Charged to Expense                                       90      90
Loans Charged Off                                                  87      56
Recoveries                                                         11      32

Balance at End of Period                                        3,608   3,416

Ratios:
Net Charge-offs to:
Net Income                                                      3.99%    1.26%
Total Loans                                                      .02%     .01%
Reserve for Possible Loan Losses                                2.11%     .70%

Reserve for Possible Loan Losses to:
Total Loans                                                     1.05%     .95%


The Reserve for Possible Loan Losses at March 31, 1999 was $3,608,000 (1.05% of Total Loans), an increase of $92,000 from $3,416,000 (.95% of Total Loans) at the end of the first three months of 1998. Loans past due 90 days and still accruing amounted to $2,074,000 and non-accrual loans totaled $1,281,000 as of March 31, 1999. The ratio of non-performing assets plus other real estate owned to total assets was .66% at March 31, 1999. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,350,000 at year end 1998 while non-accruals stood at $1,450,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,366,000 in non-accrual loans, was approximately $27,000 for the first three months of 1999.

The bank considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. We measure impaired loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a creditor must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the corporation's impaired loans were on a non-accrual status for all reported periods.

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $61,289,000 at March 31, 1999 compared to $58,974,000 at March 31, 1998, an increase of $2,315,000 or 4% over that period. The ratio of Total Shareholders' Equity to Total Assets was 11.35% at March 31, 1998, 11.34% at December 31, 1998, and 11.21% at March 31, 1999. The total risk-based capital ratio was 21.02% at March 31, 1999. The leverage ratio was 11.33% at March 31, 1999, and 11.60% during the same period in 1998. Capital at the corporation remains strong even with a 61% dividend payout ratio.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 28% of total assets at March 31, 1999. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $234,135,000 at the Federal Home Loan Bank of Pittsburgh with $.00 outstanding at March 31, 1999.

As of March 31, 1999, the cumulative asset sensitive gap was 10.5% of total assets at one month, 8.2% at six months, and 12.7% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

YEAR 2000 ISSUE
---------------

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

Corporation's State of Readiness
--------------------------------

The Year 2000 Problem is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day-to-day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

The corporation has developed a five-phase program for Y2K information and non-information systems compliance which includes the following:

       1. Awareness Phase
          o Establish Year 2000 Task Force
          o Define Year 2000 Problem
          o Develop Year 2000 Plan and Strategy
       This phase was completed as of December 31, 1997.

       2. Assessment Phase

          o Identify and inventory information systems, technology items, computer programs, business partners, environmental systems, and data communication links
          o Prioritize mission critical systems
          o Obtain vendor status for software, hardware, and outsourced service providers
          o Assess impact of Year 2000
       This phase was completed as of December 31, 1998.

       3. Renovation Phase
          o Implement hardware and software upgrades
          o Replace systems and technology items
          o Monitor vendor and service provider progress
       This phase was substantially completed as of December 31, 1998.

       4. Validation Phase
          o Develop testing plan and strategy
          o Establish test environment(s)
          o Test internal information systems, technology items, computer programs, environmental systems, and data communication links
          o Test with and/or monitor testing of vendors and service providers
          o Obtain vendor certifications
       This phase began in May 1998 and will continue through June 30, 1999.

       5. Implementation Phase
          o Implement Y2K compliant systems and technology items
       This phase began in December 1997 and will continue through October 29, 1999.

Based on an ongoing assessment, the corporation has determined that it will be required to modify or replace portions of its hardware and software so that its computer systems will properly use dates beyond December 31, 1999. The corporation presently believes, that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the corporation.

The major part of the corporation's software is designed and maintained by companies well known throughout the banking industry. This portion of the software has been or is in the process of being renovated for compliance with the Year 2000. The cost of renovation will be primarily borne by the third-party providers. Even though the corporation does not have direct control over the software renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the corporation's computer systems. The corporation could be adversely affected by the Year 2000 Problem if it or unrelated parties fail to successfully and timely address the problem. The corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the corporation is dependent on external suppliers, such as wire transfer systems, telephone systems, electric companies, and other utility companies, for continuation of service. The corporation is also assessing the impact, if any, the century date change may have on its credit risk and fiduciary risk.

Costs of Year 2000
------------------

The total cost to implement the five-phase program ranges from approximately $400,000 to $450,000. Internal costs should approximate $235,000, while outside consultants for legal work, contingency planning, and verification of testing will approximate $190,000. Actual costs during the first quarter of 1999 were $87,000 with $25,000 being internal costs with very little cash outlay and will be absorbed by current operations.

$53,000 was spent on consultant and legal work in 1998. Fiscal year 1999 expenses have been budgeted at $109,000 for internal costs and $140,000 for consultant and legal work. There has been a shift in personnel which will require that more work will have to be outsourced at higher costs in 1999.

With actual costs of $184,000 in 1998 and estimated costs of $250,000 for 1999, the financial impact to the corporation of Year 2000 compliance has not been and is not anticipated to be material to the corporation's financial position or results of operations in any given year. However, if compliance is not achieved in a timely manner by the corporation or any of its significant related third parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the corporation's operations and financial position.

The cost of the Y2K project and the dates when the corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of a related third party to achieve Y2K compliance, and similar uncertainties.

Risks of Year 2000
------------------

At present, management believes its progress in remedying the corporation's systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for the corporation from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC-based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the corporation's ability to conduct business.

Contingency Plans
-----------------

In compliance with Y2K regulatory guidance, the corporation has completed remediation contingency planning for mission critical systems and will finalize its business resumption contingency planning by June 30, 1999. Remediation contingency planning for mission critical systems encompassed the identification of alternative means of achieving Y2K readiness in the event the mission critical system service provider or software vendor cannot complete critical efforts by predetermined trigger dates. The corporation's development of the business resumption contingency plan includes organizational planning guidelines, a business impact analysis, a written disaster recovery/contingency plan, and validation of the plan. Both forms of contingency planning are the corporation's efforts to minimize any potential disruptions to business operations due to a Y2K-related issue.

Other Year 2000 Endeavors
-------------------------

The corporation has also undertaken other endeavors to address the challenges of the Year 2000 Problem. These include:

       1. Stakeholder Communications
          o Customer awareness program
          o Bank employee communications and training
          o Corporation shareholder communications
       2. Commercial Customer Credit Risk Control Process
          o Due diligence process for current and future material customers
          o Assessment of customer Year 2000 readiness
       3. Fiduciary Client Risk Control Process
          o Due diligence process for fiduciary account and asset administration servicers including investment providers, third parties, counterparties and transfer agents
          o Assessment of servicer Year 2000 readiness

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

Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 1998 between Adams County National Bank, ACNB Corporation and Ronald
               L. Hankey (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 11     Statement Regarding Computation of Earnings Per Share.

Exhibit 27 Financial Data Schedule.

          (b)  Report on Form 8-K.

     The Registrant filed a Current Report on Form 8-K dated March 1, 1999, reporting Registrant's acquisition of Farmers National Bancorp, Inc., which Current Report was filed on March 3, 1999 with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACNB CORPORATION

                                      -------------------------------------
                                      Ronald L. Hankey, President
May 5, 1999
                                      -------------------------------------
                                      John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3(i)of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 3(ii) Bylaws of Registrant (Incorporated by Reference to Exhibit 3(ii) of Registrant's Report on Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 1998 between Adams County National Bank, ACNB Corporation and Ronald
               L. Hankey (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998).

Exhibit 11     Statement Regarding Computation of Earnings Per Share.


Exhibit 27     Financial Data Schedule.