Form 10-Q
period 1999-06-30
ACNB CORP
filed 1999-08-05
CIK 715579

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               -------------------------------------------------

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

                     Class - Common Stock ($2.50 par value)
                    Outstanding at August 3, 1999 - 5,783,453

================================================================================

PART I                    ITEM I FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                 30-Jun          30-Jun          31-Dec
                                                  1999            1998            1998
                                               ---------       ---------       ---------
                                                              (000 omitted)

ASSETS
  Cash and Due from Banks                      $  43,700       $  18,167       $  20,803
  Investment Securities
    Securities Held to Maturity                   46,786          45,205          47,505
    Securities Available for Sale                105,849          90,989         113,258
                                               ---------       ---------       ---------
  Total Investment Securities                    152,635         136,194         160,763

  Federal Funds Sold                               3,186           5,308           2,718
  Loans                                          342,875         358,361         352,355
    Less: Reserve for Loan Losses                 (3,641)         (3,437)         (3,594)
                                               ---------       ---------       ---------
  Net Loans                                      339,234         354,924         348,761

  Premises and Equipment                           4,585           5,056           4,877
  Other Real Estate                                  154             594             250
  Other Assets                                     8,097           6,461           6,091
                                               ---------       ---------       ---------
TOTAL ASSETS                                   $ 551,591       $ 526,704       $ 544,263
                                               =========       =========       =========

LIABILITIES
  Deposits
    Noninterest Bearing                           59,870          56,371          60,745
    Interest Bearing                             406,375         388,778         394,955
                                               ---------       ---------       ---------
  Total Deposits                                 466,245         445,149         455,700

  Securities Sold Under
  Agreement To Repurchase                         19,896          16,765          22,658
  Borrowing Federal Home Loan Bank                     0               0               0
  Demand Notes U.S. Treasury                         450             450             100
  Other Liabilities                                4,577           4,189           4,060
                                               ---------       ---------       ---------
  TOTAL LIABILITIES                              491,168         466,553         482,518

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
     20,000,000 shares authorized:
     5,783,453 shares issued and
     outstanding at 6/30/99                       14,459          14,538          14,538
  Surplus                                          2,621           3,028           3,028
  Retained Earnings                               44,341          41,535          42,845
  Net unrealized gains on securities
     available for sale                             (998)          1,050           1,334
                                               ---------       ---------       ---------
TOTAL SHAREHOLDERS EQUITY                         60,423          60,151          61,745
                                               ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY      $ 551,591       $ 526,704       $ 544,263
                                               =========       =========       =========


 See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                           Three Months Ended        Six Months Ended
                                                  6/30                     6/30
                                           ------------------      --------------------
                                            1999        1998         1999         1998
                                           ------      ------      -------      -------
                                              (000 omitted)            (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                   $6,682      $7,359      $13,505      $14,726
  Interest and Dividends on
     Investment Securities                  2,489       1,951        4,990        3,867
  Interest on Federal Funds Sold               32          58           72           89
  Interest on Balances with
     Depository Institutions                  283         257          370          356
                                           ------      ------      -------      -------
TOTAL INTEREST INCOME                       9,486       9,625       18,937       19,038
INTEREST EXPENSE
  Deposits                                  3,829       3,910        7,647        7,727
  Other Borrowed Funds                        181         187          385          346
                                           ------      ------      -------      -------
TOTAL INTEREST EXPENSE                      4,010       4,097        8,032        8,073
NET INTEREST INCOME                         5,476       5,528       10,905       10,965
  Provision for Loan Losses                    90          90          180          180
                                           ------      ------      -------      -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           5,386       5,438       10,725       10,785
OTHER INCOME
  Trust Department                            141         214          294          284
  Service Charges on Deposit Accounts         246         192          479          377
  Other Operating Income                      509         265          753          526
  Securities Gains                              0           0            0            0
                                           ------      ------      -------      -------
TOTAL OTHER INCOME                            896         671        1,526        1,187
OTHER EXPENSES
  Salaries and Employee Benefits            1,985       1,766        3,833        3,582
  Premises and Fixed Assets                   521         485        1,044          977
  Other Expenses                            1,042         791        1,833        1,514
                                           ------      ------      -------      -------
TOTAL OTHER EXPENSE                         3,548       3,042        6,710        6,073
INCOME BEFORE INCOME TAX                    2,734       3,067        5,541        5,899
  Applicable Income Tax                       825       1,003        1,728        1,928
                                           ------      ------      -------      -------
NET INCOME                                 $1,909      $2,064      $ 3,813      $ 3,971
                                           ======      ======      =======      =======
EARNINGS PER SHARE*                        $ 0.33      $ 0.35      $  0.66      $  0.68
DIVIDENDS PER SHARE*                         0.20        0.18         0.40         0.36

* Based on 5,794,050 shares outstanding in 1999 and 5,815,246 in 1998

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS


                                                                 Six months ended
                                                                       6/30
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
                                                                   (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Interest and Dividends Received                             $ 17,741         $ 19,276
Fees and Commissions Received                                  1,733            1,524
Interest Paid                                                 (8,300)          (8,051)
Cash Paid to Suppliers and Employees                          (6,292)          (6,324)
Income Taxes Paid                                             (2,115)          (1,941)
     Net Cash Provided by Operating Activities                 2,767            4,484

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
   and Interest Bearing Balances with Other Banks             11,030            9,760
Purchase of Investment Securities and Interest
   Bearing Balances with Other Banks                          (3,900)         (40,160)
Principal Collected on Loans                                  30,540           39,111
Loans Made to Customers                                      (21,084)         (39,427)
Capital Expenditures                                             (55)             (34)
     Net Cash Used in Investing Activities                    16,531          (30,750)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
   Savings Accounts                                            9,033            9,386
Proceeds from Sale of Certificates of Deposit                 21,051           23,052
Payments for Maturing Certificates of Deposit                (23,561)         (17,251)
Dividends Paid                                                (2,320)          (2,075)
Increase (Decrease) in Borrowings                                350                0
Repurchase of Dissenting Shares                                 (486)               0
     Net Cash Provided by Financing Activities                 4,067           13,112
Net Increase in Cash and Cash Equivalents                     23,365          (13,154)
Cash and Cash Equivalents: Beginning of Period                23,521           36,629
        End of Period                                       $ 46,886         $ 23,475

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
Net Income                                                  $  3,813         $  3,971
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
Depreciation and Amortization                                    347              334
Provision for Possible Credit Losses                             180              180
Provision for Deferred Taxes                                    (211)               0
Amortization of Investment Securities Premiums                   (90)             (49)
Increase (Decrease) in Taxes Payable                            (176)             (10)
(Increase) Decrease in Interest Receivable                       337              209
Increase (Decrease) in Interest Payable                         (268)              10
Increase (Decrease) in Accrued Expenses                        1,060              386
(Increase) Decrease in Other Assets                             (989)          (1,133)
Increase (Decrease) in Other Liabilibes                       (1,236)             586
     Net Cash Provided by Operating Activities              $  2,767         $  4,484


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 1999 and 1998 and December 31, 1998 and the results of its operations for the six months ended June 30, 1999 and 1998 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1998 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at June 30, 1999 and December 31, 1998 were as follows:


                                                   6/30/99                   12/31/98
                                                  Amortized       Fair       Amortized        Fair
                                                     Cost         Value        Cost           Value
                                                  ---------      --------    ---------       --------
                                                                      (000 omitted)
     U.S. Treasury and U.S. Government
        Agencies  (held to maturity)                34,278         34,199       36,309         37,727
     State and Municipal (held to maturity)          8,467          8,452        5,090          5,139
     Corporate (held to maturity)                    4,041          4,026        3,131          3,135
     U.S. Government Agencies
        (available for sale)                       103,904        102,393      111,184        113,221
     Other Investments (avail for sale)              3,456          3,456        3,012          3,012
                                                  --------       --------     --------       --------
     TOTAL                                        $154,146       $152,526     $158,726       $162,234
                                                  ========       ========     ========       ========


     Income earned on investment securities was as follows:

                                                 Six Months Ended June 30
                                                 ------------------------
                                                  1999               1998
                                                 -----              -----
                                                       (000 omitted)
     U.S. Treasury                                 599                750
     U.S. Government Agencies                    3,892              2,899
     State and Municipal                           169                108
     Other Investments                             330                110
                                                 -----              -----
                                                 4,990              3,867
                                                 =====              =====

3.   Gross loans are summarized as follows:

                                                  June 30  December 31
                                               --------------------------
                                                 1999               1998
                                               -------            -------
                                                      (000 omitted)

     Real Estate                               302,951            309,030
     Real Estate Construction                   13,971             14,661
     Commercial and Industrial                  12,021             13,043
     Consumer                                   13,932             15,621
                                              --------            -------
     Total Loans                              $342,875           $352,355
                                              ========           ========

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 1999 and 1998 were 5,794,050 and 5,815,246 respectively.

5. Dividends per share were $.40 and $.36 for the six month periods ended June 30, 1999 and 1998 respectively. This represented a 61% payout of net income in 1999 and a 53% payout in 1998.

6. The results of operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

7. All financial results have been restated to reflect the acquisition of Farmers National Bancorp, Inc. by ACNB Corporation effective March 1, 1999.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiary, Adams County National Bank (the Bank). The corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1998 Annual Report. Current performance does not guarantee, assure, or is necessarily indicative of similar performance in the future.

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

Three months ended June 30,1999 compared to three months ended June 30, 1998

Net Income for the three month period ending June 30, 1999 was $1,909,000, down $155,000 from the second quarter of 1998. The decrease in net income was due primarily to a decrease in total interest income and a $506,000 increase in other expenses as discussed below. Net income per share, for the second quarter, was $.33, comparable to the $.35 earned in the same period in 1998.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second three month period of 1999 was $9,486,000, down $139,000 or 1% below the $9,625,000 earned in the same period of 1998. The $139,000 decrease in interest income was due to a pressure on interest rate margin and lack of loan growth. The average yield on earning assets has decreased 27 basis points over the same quarter in 1998. In an effort to manage interest rate risk, the bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $85 million. Income from securities and due from banks during the current period decreased approximately $5 million as the bank prepared for Y2K.

Total interest expense for the second three month period of 1999 was $4,010,000, down $87,000 or 2% below the $4,097,000 incurred for the same period in 1998. The $87,000 decrease in interest expense was due primarily to a lowering of general interest rate markets of which the bank was able to take advantage.

Net interest income after provision for loan losses for the second three month period of 1999 was $5,386,000, compared to the $5,438,000 earned in the same period of 1998. Margins are tightening and the bank is feeling the effect.

Total non-interest income for the second three month period of 1999 at $896,000, was $225,000 or 34% greater than the same quarter in 1998. This was primarily due to the settlement of an insurance policy on a key employee who died prematurely. The bank benefited accordingly.

Total non-interest expense for the second three month period of 1999 was $3,548,000, up $506,000 or 17% more than the $3,042,000 incurred for the second quarter of 1998. Most of the increase was due to the expense associated with the key man employee insurance and the final settlement of a minor lawsuit against the bank.

The provision for income taxes in the second quarter decreased $178,000 because the proceeds of the key man insurance were nontaxable.

Six months ended June 30,1999 compared to six months ended June 30,1998

Net income for the first six months of 1999 was $3,813,000, down $158,000 or 4% below the $3,971,000 earned for the same period of 1998. The decrease in net income was due primarily to other expense as explained below. For the six month period (annualized) of 1999, the return on average assets (ROA) and return on average equity (ROE) were 1.40% and 12.40%, respectively, compared to 1.54% and 13.38%, respectively, for 1998.

At June 30, 1999, total assets were approximately $552 million, reflecting a $25 million or 5% increase above June 30, 1998. As explained more fully under Capital Management section, book value per share was $10.95 on June 30,1999, compared to $11.42 on June 30,1998. The corporation's capital remained sound as evidenced by a Tier 1 Risked-Based Capital Ratio of 19.5% and a Total Risk-Based Capital Ratio of 20.8% on June 30,1999.

Total interest income for the current six month period was $18,937,000 down $101,000 or 1% from the $19,038,000 earned in the same period of 1998. The $101,000 decrease in total interest income was due primarily to shrinking of interest rate margins.

Total interest expense for the current six month period was $8,032,000, down $41,000 or 1% below the $8,073,000 incurred for the same period in 1998. The $41,000 decrease in total interest expense was due to a decrease in average interest bearing liabilities. The year to date average volume of interest bearing liabilities increased approximately $19 million or 5% above the same period of 1998.

Net interest income was $10,905,000 for the current period, down $60,000 below the first six months in 1998. Margins are declining and effecting total interest income. The bank has switched a large portion of its portfolio to mortgage backed securities but this has been insufficient to make up the difference.

Total non-interest income for the current six month period was $1,526,000, up $339,000 or 29% above the same period in 1998. Improvement was centered in service charges on deposit accounts and the insurance policy mentioned earlier.

Total non-interest expense for the current six month period was $6,710,000, up $637,000 or 10% above the $6,073,000 incurred for the same period in 1998. The increase was located in the previously mentioned insurance policy and lawsuit.

The provision for income taxes was $1,728,000 for the current period, $200,000 below the same period in 1998 due to the tax free advantage gained from the proceeds of the key man insurance.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                          Six Months Ended
                                                        ----------------------
                                                        6/30/99        6/30/98
                                                        -------        -------
                                                         Rate           Rate
                                                         ----           ----

Earning Assets                                           7.23%          7.72%
Interest Bearing Liabilities                             3.83%          4.03%
Interest Rate Spread                                     3.40%          3.69%

Net Yield on Earning Assets                              4.17%          4.44%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 1999, was down 27 basis points compared to the same period in 1998. This is a result of lower market yields on loans and securities, and a shift from loans to securities with insufficient rate relief on the deposit side.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                           Six Months Ended
                                                       -----------------------
                                                       6/30/99         6/30/98
                                                       -------         -------
Balance at Beginning of Period                          3,594           3,350
Provision Charged to Expense                              180             180
Loans Charged Off                                         159             144
Recoveries                                                .26              51

Balance at End of Period                                3,641           3,437

Ratios:
Net Charge-offs to:
Net Income                                               3.49%           2.34%
Total Loans                                               .04%            .03%
Reserve for Possible Loan Losses                         3.65%           2.70%

Reserve for Possible Loan Losses to:
Total Loans                                              1.06%            .96%

The Reserve for Possible Loan Losses at June 30, 1999 was $3,641,000 (1.06% of Total Loans), an increase of $204,000 from $3,437,000 (.96% of Total Loans) at the end of the first six months of 1998. Loans past due 90 days and still accruing amounted to $1,648,000 and non-accrual loans totaled $1,109,000 as of June 30, 1999. The ratio of non-performing assets plus other real estate owned to total assets was .51% at June 30,1999. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,350,000 at year end 1998 while non-accruals stood at $1,450,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,280,000 in non-accrual loans, was approximately $51,000 for the first six months of 1999.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $60,423,000 at June 30,1999 compared to $60,151,000 at June 30, 1998, an increase of $272,000. The ratio of Total Shareholders' Equity to Total Assets was 11.42% at June 30, 1998, 11.34% at December 31, 1998, and 10.95% at June 30, 1999. The total risk-based capital ratio was 20.78% at June 30, 1999. The leverage ratio was 10.77% at June 30, 1999, and 11.50% during the same period in 1998. Capital at the corporation remains strong even with a 61% dividend payout ratio.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 28% of total assets at June 30, 1999. This mix of assets would be readily available for funding any cash requirements. In addition, the bank has an approved line of credit of $229,511,000 at the Federal Home Loan Bank of Pittsburgh with $.00 outstanding at June 30, 1999.

As of June 30, 1999, the cumulative asset sensitive gap was 10.5% of total assets at one month, 8.4% at six months, and 12.6% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

     4.   Validation Phase
          o    Develop testing plan and strategy
          o    Establish test environment(s)
          o Test internal information systems, technology items, computer programs, environmental systems, and data communication links
          o    Test with and/or monitor testing of vendors and service providers
          o    Obtain vendor certifications
     This phase began in May 1998 and has been completed.

     5.   Implementation Phase
          o    Implement Y2K compliant systems and technology items
     This phase began in December 1997 and will continue through October 29, 1999.
     This phase is 85% complete.

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

The major part of the corporation's software is designed and maintained by companies well known throughout the banking industry. This process was 100% complete at June 30, 1999. The cost of renovation will be primarily borne by the third-party providers. Even though the corporation does not have direct control over the software renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the corporation's computer systems. The corporation could be adversely affected by the Year 2000 Problem if it or unrelated parties fail to successfully and timely address the problem. The corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the corporation is dependent on external suppliers, such as wire transfer systems, telephone systems, electric companies, and other utility companies, for continuation of service. The corporation is also assessing the impact, if any, the century date change may have on its credit risk and fiduciary risk.

Costs of Year 2000

The total cost to implement the five-phase program ranges from approximately $400,000 to $450,000. Internal costs should approximate $235,000, while outside consultants for legal work, contingency planning, and verification of testing will approximate $190,000. Actual costs during the first two quarters of 1999 were $173,000 with $63,000 being internal costs with very little cash outlay and will be absorbed by current operations. $110,000 has been spent on legal consulting and miscellaneous Y2K related items in the first half of 1999.

$53,000 was spent on consultant and legal work in 1998. Fiscal year 1999 expenses have been budgeted at $109,000 for internal costs and $140,000 for consultant and legal work. There has been a shift in personnel resulting from the untimely death of a key employee which will require that the corporation outsource additional work at higher costs in 1999.

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

Item 1. Legal Proceedings - Nothing to report.

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

(a) An annual meeting of shareholders was held at 1:00 p.m. on May 4, 1999 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

(b)  (c) Four matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB at sixteen (16):

          Votes Cast                Votes Cast                 Votes
             "FOR"                  "AGAINST"               "ABSTAINED"
          ----------                ----------              -----------
          4,094,526                   54,047                  49,254

Proposal to fix the number of Class 3 Directors at four (4):

          Votes Cast                Votes Cast                 Votes
             "FOR"                  "AGAINST"               "ABSTAINED"
          ----------                ----------              -----------
          4,098,252                   48,520                  51,055

Election of four (4) Class 3 Directors to serve for a three-year term:

                                               Votes Cast              Votes
Reelected                Term Expires            "FOR"               "WITHHELD"
---------                ------------          ----------            ----------
Guy F. Donaldson             2002               4,112,077              85,750
William B. Lower             2002               4,117,023              80,804
Thomas A. Ritter             2002               4,111,191              86,636
Ralph S. Sandoe              2002               4,116,905              80,922

Proposal to fix the number of Class 2 Directors at seven (7):

          Votes Cast                Votes Cast                 Votes
            "FOR"                   "AGAINST"               "ABSTAINED"
          ----------                ----------              -----------
          4,094,869                   61,302                  41,656

Election of three (3) additional Class 2 Directors to serve until the 2000 Annual Meeting:

                                               Votes Cast              Votes
Director                 Term Expires            "FOR"               "WITHHELD"
--------                 ------------          ----------           ----------
Philip M. Jones              2000               4,091,771             106,056
L. Robert Snyder             2000               4,122,025              75,802
Harry L. Wheeler             2000               4,125,239              72,588

Proposal to fix the number of Class 1 Directors at five (5):

          Votes Cast                Votes Cast                 Votes
            "FOR"                   "AGAINST"               "ABSTAINED"
          ----------                ----------              -----------
          4,086,215                   75,047                  36,565

Election of one (1) additional Class 1 Director to serve until the 2001 Annual
Meeting:

                                               Votes Cast              Votes
Director                 Term Expires            "FOR"               "WITHHELD"
--------                 ------------          ----------            ----------
Edgar S. Heberlig            2001               4,057,926             139,901

Directors whose term continued after meeting:

(Class 2 Directors)                            (Class 1 Directors)
-------------------                            -------------------
Richard L. Galusha     (2000)                  Philip P. Asper        (2001)
Wayne E. Lau           (2000)                  D. Richard Guise       (2001)
Paul G. Pitzer         (2000)                  Ronald L. Hankey       (2001)
Jennifer L. Weaver     (2000)                  Marian B. Schultz      (2001)

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

Exhibit 11       Statement Regarding Computation of Earnings Per Share.

Exhibit 27       Financial Data Schedule.

     (b)  Report on Form 8-K.

The Registrant filed no Current Report on Form 8-K during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACNB CORPORATION

                                       ----------------------------------------
                                       Ronald L. Hankey, President
August 3, 1999

                                       ----------------------------------------
                                       John W. Krichten, Secretary/Treasurer

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

Exhibit 11       Statement Regarding Computation of Earnings Per Share.

Exhibit 27       Financial Data Schedule.

                                   EXHIBIT 11

            Statement Regarding the Computation of Earnings Per Share

                                                For the six month period
                                                     ending June 30,
                                              ---------------------------
                                                1999              1998
                                              ---------         ---------
Weighted average shares outstanding:          5,794,050         5,815,246

Common Stock

Common Stock Equivalents
         Stock Options                                0                 0
         Stock Awards                                 0                 0
         ESOP Shares                                  0                 0
Total Common Stock Equivalents                        0                 0

Total weighted average shares outstanding     5,794,050         5,815,246

Net Income                                    3,813,000         3,971,000

Net Income Per Share                                .66(cent)         .68(cent)

Fully Diluted Income Per Share                      .66(cent)         .68(cent)