Form 10-Q
period 1999-09-30
ACNB CORP
filed 1999-11-03
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number     0-1178
                        -------------

                                ACNB CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                         23-2233457
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA                             17325
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)

                                 (717) 334-3161
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


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

                     Class - Common Stock ($2.50 par value)

                   Outstanding at October 27, 1999 - 5,764,078

PART I
                          ITEM 1 FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                     30-Sep          30-Sep           31-Dec
                                                      1999            1998             1998
ASSETS                                                           (000 omitted)
  Cash and Due from Banks                           $  36,417       $  18,550       $  20,803
  Investment Securities
     Securities Held to Maturity                       57,123          42,917          47,505
     Securities Available for Sale                    102,947         107,990         113,258
                                                    ---------       ---------       ---------
  Total Investment Securities                         160,070         150,907         160,763


  Federal Funds Sold                                    2,874           4,343           2,718
  Loans                                               341,831         357,216         352,355
    Less: Reserve for Loan Losses                      (3,551)         (3,510)         (3,594)
                                                    ---------       ---------       ---------
  Net Loans                                           338,280         353,706         348,761

  Premises and Equipment                                4,648           4,961           4,877
  Other Real Estate                                       213             463             250
  Other Assets                                          8,774           6,535           6,091
                                                    ---------       ---------       ---------
TOTAL ASSETS                                        $ 551,276       $ 539,465       $ 544,263
                                                    =========       =========       =========
LIABILITIES
  Deposits
    Noninterest Bearing                                58,367          56,428          60,745
    Interest Bearing                                  397,978         389,865         394,955
                                                    ---------       ---------       ---------
  Total Deposits                                      456,345         446,293         455,700

  Securities Sold Under
  Agreement To Repurchase                              28,766          25,812          22,658
  Borrowing Federal Home Loan Bank                          0               0               0
  Demand Notes U.S. Treasury                              450             286             100
  Other Liabilities                                     5,000           5,107           4,060
                                                    ---------       ---------       ---------
TOTAL LIABILITIES                                     490,561         477,498         482,518

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,774,145 shares issued and
  outstanding at 9/30/99                               14,435          14,538          14,538
  Surplus                                               2,487           3,028           3,028
  Retained Earnings                                    45,120          42,408          42,845
  Net unrealized gains on securities available
  for sale                                             (1,327)          1,993           1,334
                                                    ---------       ---------       ---------
TOTAL SHAREHOLDERS EQUITY                              60,715          61,967          61,745

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                              $ 551,276       $ 539,465       $ 544,263
                                                    =========       =========       =========

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months                  Nine  Months
                                                                  Ended                         Ended
                                                                   9/30                          9/30
                                                            1999           1998           1999          1998
                                                               (000 omitted)                 (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                    $6,785        $7,336         $20,290    $22,062
  Interest and Dividends on
  Investment Securities                                      2,414         2,243           7,404      6,110
  Interest on Federal Funds Sold                                42            67             114        156
  Interest on Balances with
  Depository Institutions                                      356           120             726        476
                                                            ------        ------         -------    -------
TOTAL INTEREST INCOME                                        9,597         9,766          28,534     28,804

INTEREST EXPENSE
  Deposits                                                   3,718         3,929          11,365     11,656
  Other Borrowed Funds                                         252           227             637        573
                                                            ------        ------         -------    -------
TOTAL INTEREST EXPENSE                                       3,970         4,156          12,002     12,229

NET INTEREST INCOME                                          5,627         5,610          16,532     16,575
  Provision for Loan Losses                                     50            90             230        270

NET INTEREST INCOME AFTER PROVISION                         ------        ------         -------    -------
FOR LOAN LOSSES                                              5,577         5,520          16,302     16,305

OTHER INCOME
  Trust Department                                             131           129             425        413
  Service Charges on Deposit Accounts                          238           221             717        598
  Other Operating Income                                       339           246           1,092        772
  Securities Gains                                               0             0               0          0
                                                            ------        ------         -------    -------
TOTAL OTHER INCOME                                             708           596           2,234      1,783

OTHER EXPENSES
  Salaries and Employee Benefits                             1,818         1,812           5,651      5,394
  Premises and Fixed Assets                                    498           522           1,542      1,499
  Other Expenses                                               870           801           2,703      2,315
                                                            ------        ------         -------    -------
TOTAL OTHER EXPENSE                                          3,186         3,135           9,896      9,208

INCOME BEFORE INCOME TAX                                     3,099         2,981           8,640      8,880
  Applicable Income Tax                                      1,154           980           2,882      2,908
                                                            ------        ------         -------    -------
NET INCOME                                                  $1,945        $2,001          $5,758     $5,972
                                                            ======        ======          ======     ======

EARNINGS PER SHARE*                                          $0.34         $0.34           $0.99      $1.03
DIVIDENDS PER SHARE*                                          0.20          0.19            0.60       0.58

*Based on 5,790,058 shares outstanding in 1999 and 5,815,246 in 1998

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                              Nine months ended
                                                                     9/30
                                                           1999              1998
                                                               (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                           $ 28,638       $ 28,421
Fees and Commissions Received                                2,521          2,166
Interest Paid                                              (11,824)       (12,229)
Cash Paid to Suppliers and Employees                       (11,614)        (9,208)
Income Taxes Paid                                           (3,079)        (2,908)
       Net Cash Provided by Operating Activities             4,642          6,242

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks              13,266         15,996
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                          (13,900)       (59,848)
Principal Collected on Loans                                44,027         67,626
Loans Made to Customers                                    (33,739)       (60,734)
Capital Expenditures                                          (256)          (126)
        Net Cash Used in Investing Activities                9,398        (37,086)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                            10,128         15,265
Proceeds from Sale of Certificates of Deposit               29,698         37,365
Payments for Maturing Certificates of Deposit              (34,333)       (28,688)
Dividends Paid                                              (3,470)        (3,166)
Increase (Decrease) in Borrowings                              350              0
Retirement of Common Stock                                    (643)             0
         Net Cash Provided by Financing Activities           1,730         20,776
Net Increase in Cash and Cash Equivalents                   15,770        (10,068)
Cash and Cash Equivalents:  Beginning of Period             23,521         32,961
                            End of Period                 $ 39,291       $ 22,893

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                $  5,758       $  5,972
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                  485            500
Provision for Possible Credit Losses                           230            270
Provision for Deferred Taxes                                  (137)             0
Amortization of Investment Securities Premiums                 (90)           (92)
Increase (Decrease) in Taxes Payable                           (60)           (59)
(Increase) Decrease in Interest Receivable                     129           (460)
Increase (Decrease) in Interest Payable                        178            698
Increase (Decrease) in Accrued Expenses                        709             70
(Increase) Decrease in Other Assets                         (2,912)        (1,592)
Increase (Decrease) in Other Liabilities                       352            935
         Net Cash Provided by Operating Activities        $  4,642       $  6,242

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 1999 and 1998 and December 31, 1998 and the results of its operations for the nine months ended September 30, 1999 and 1998 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the Corporation are set forth in Note A to the Corporation's financial statements in the 1998 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market values of securities owned at September 30, 1999 and December 31, 1998 were as follows:



                                                 9/30/99                           12/31/98
                                                Amortized            Fair          Amortized            Fair
                                                  Cost             Value               Cost            Value
                                                                        (000 omitted)

U.S. Treasury and U.S. Government
Agencies  (held to maturity)                    $ 43,163          $ 43,135          $ 36,309          $ 37,727
State and Municipal (held to maturity)             8,272             8,232             5,090             5,139
Corporate (held to maturity)                       5,688             5,666             3,131             3,135
U.S. Government Agencies (available for sale)    101,502            99,491           111,184           113,221
Other Investments (available for sale)             3,456             3,456             3,012             3,012
                                                --------          --------          --------          --------
TOTAL                                           $162,081          $159,980          $158,726          $162,234

Income earned on investment securities was as follows:

                               Nine Months Ended September 30
                                  1999            1998
                                     (000 omitted)
U.S. Treasury                     $  912          $1,100
U.S. Government Agencies           5,885           4,678
State and Municipal                  267             161
Other Investments                    340             171
                                  ------          ------
                                  $7,404          $6,110


3.   Gross loans are summarized as follows:

                                 September 30, 1999           December 31, 1998
                                                 (000 omitted)

     Real Estate                       $303,173                   $309,030
     Real Estate Construction            12,746                     14,661
     Commercial and Industrial           12,206                     13,043
     Consumer                            13,706                     15,621
                                       --------                   -------
     Total Loans                       $341,831                   $352,355

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 1998 and 1998 were 5,790,058 and 5,815,246 respectively.

5. Dividends per share were $.60 and $.58 for the nine month periods ended September 30, 1999 and 1998 respectively. This represented a 61% payout of net income in 1999 and a 56% payout in 1998.

6. The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for ACNB Corporation, a bank holding company (the Corporation), and its wholly-owned subsidiaries, Adams County National Bank and Farmers National Bank of Newville (the Bank) follows. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the Corporation's 1998 Annual Report. Current performance does not guarantee, assure, nor is it necessarily indicative of similar performance in the future.

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

Three months ended September 30,1999 compared to three months ended September 30, 1998

Net Income for the three-month period ending September 30, 1999 was $1,945,000, down $56,000 from the third quarter of 1998. The decrease in net income was due primarily to a decrease in total interest income and a $51,000 increase in other expenses as discussed below. Net income per share, for the third quarter, was $.34, comparable to the $.34 earned in the same period in 1998.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third three-month period of 1999 was $9,597,000, down $169,000 or 2% below the $9,766,000 earned in the same period of 1998. The $169,000 decrease in interest income was due to pressure on interest rate margin and lack of loan growth. The average yield on earning assets has decreased 24 basis points over the same quarter in 1998. In an effort to manage interest rate risk, the Corporation continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $82 million. The shift from loans to securities has caused a shift in income of $382,000 between the two categories.

Total interest expense for the third three-month period of 1999 was $3,970,000, down $186,000 or 4% below the $4,156,000 incurred for the same period in 1998. The $186,000 decrease in interest expense was due primarily to a lowering of savings rates to bring the Corporation closer to current market conditions.

Net interest income after provision for loan losses for the third three-month period of 1999 was $5,577,000, compared to the $5,520,000 earned in the same period of 1998. This is due mainly to a smaller provision for loan losses. Margins are tightening and the Corporation is feeling the effect.

Total non-interest income for the third three-month period of 1999 at $708,000, was $112,000 or 19% greater than the same quarter in 1998. This was primarily due to improved service charges on deposits, decreasing holding company expenses, and other miscellaneous income.

Total non-interest expense for the third three-month period of 1999 was $3,186,000, up $51,000 or 2% more than the $3,135,000 incurred for the third quarter of 1998. The increase was due to small changes in miscellaneous expenses.

The provision for income taxes in the third quarter increased $174,000 because of higher pretax income and loss of tax benefit from acquisition costs.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Net income for the first nine months of 1999 was $5,758,000, down $214,000 or 4% below the $5,972,000 earned for the same period of 1998. The decrease in net income was due primarily to other expense as explained below. For the nine-month period (annualized) of 1999, the return on average assets (ROA) and return on average equity (ROE) were 1.40% and 12.50%, respectively, compared to 1.53% and 13.25%, respectively, for 1998.

At September 30, 1999, total assets were approximately $551 million, reflecting a $12 million or 2% increase above September 30, 1998. As explained more fully under Capital Management section, book value per share was $10.51 on September 30, 1999, compared to $10.66 on September 30, 1998. The Corporation's capital remained sound as evidenced by a Total Shareholder's Equity Capital Ratio of 11.5% and a Total Risk-Based Capital Ratio of 20.6% on September 30, 1999.

Total interest income for the current nine-month period was $28,534,000, down $270,000 or 1% from the $28,804,000 earned in the same period of 1998. The $270,000 decrease in total interest income was due primarily to a decline in the loan portfolio.

Total interest expense for the current nine-month period was $12,002,000, down $227,000 or 2% below the $12,229,000 incurred for the same period in 1998. The $227,000 decrease in total interest expense was due to a decrease in savings rates. Savings rates were lowered to bring the Corporation in line with prevailing savings rates.

Net interest income was $16,532,000 for the current period, down $43,000 below the first nine months of 1998. Margins are declining and effecting net interest income. The Corporation has switched a large portion of its portfolio to mortgage-backed securities, but this has been insufficient to make up the difference.

Total non-interest income for the current nine-month period was $2,234,000, up $451,000 or 25% above the same period in 1998. The increase was due, mainly, to an increase in service charges on deposit accounts and an insurance policy collected on the death of a member of senior management.

Total non-interest expense for the current nine-month period was $9,896,000, up $688,000 or 7% above the $9,208,000 incurred for the same period in 1998. The increase came from the previously mentioned insurance policy and the settlement of a lawsuit against the Trust Department.

The provision for income taxes was $2,882,000 for the current period, $26,000 below the same period in 1998 due to the tax free advantage gained from the proceeds of the key man insurance.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                Nine Months Ended
                                             9/30/99          9/30/98
                                              Rate             Rate

Earning Assets                                7.24%            7.71%
Interest Bearing Liabilities                  3.79%            4.03%
Interest Rate Spread                          3.45%            3.68%

Net Yield on Earning Assets                   4.19%            4.43%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 1999, was down 24 basis points compared to the same period in 1998. This is a result of lower market yields on loans and securities, and a shift from loans to securities with insufficient rate relief on the deposit side.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                          (In Thousands Except Ratios)
                                                  Nine Months Ended
                                                9/30/99      9/30/98

Balance at Beginning of Period                   $3,594       $3,350
Provision Charged to Expense                        230          270
Loans Charged Off                                   313          187
Recoveries                                           40           77

Balance at End of Period                          $3,551      $3,510

Ratios:
Net Charge-offs to:
Net Income                                        4.74%         1.84%
Total Loans                                        .08%          .03%
Reserve for Possible Loan Losses                  7.69%         3.13%

Reserve for Possible Loan Losses to:
Total Loans                                       1.04%          .98%

The Reserve for Possible Loan Losses at September 30, 1999 was $3,551,000 (1.04% of Total Loans), an increase of $41,000 from $3,510,000 (.98% of Total Loans) at the end of the first nine months of 1998. Loans past due 90 days and still accruing amounted to $1,786,000 and non-accrual loans totaled $1,739,000 as of September 30, 1999. The ratio of non-performing assets plus other real estate owned to total assets was .67% at September 30, 1999. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $2,350,000 at year end 1998 while non-accruals stood at $1,450,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,395,000 in non-accrual loans, was approximately $84,000 for the first nine months of 1999.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $60,715,000 at September 30, 1999 compared to $61,967,000 at September 30, 1998, a decrease of $1,252,000. The ratio of Total Shareholders' Equity to Total Assets was 11.49% at September 30, 1998, 11.34% at December 31, 1998, and 11.01% at September 30, 1999. The total risk-based capital ratio was 20.63% at September 30, 1999. The leverage ratio was 10.89% at September 30, 1999, and 10.61% during the same period in 1998. Capital at the corporation remains strong even with a 61% dividend payout ratio.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 27% of total assets at September 30, 1999. This mix of assets is readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $224,589,000 at the Federal Home Loan Bank of Pittsburgh with $.00 outstanding at September 30, 1999.

As of September 30, 1999, the cumulative asset sensitive gap was 8.4% of total assets at one month, 3.9% at six months, and 8.3% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

The corporation has developed a five-phase program for Y2K information systems compliance which include the following:

1.       Awareness Phase
             o  Establish Year 2000 Task Force
             o  Define Year 2000 Problem
             o  Develop Year 2000 Plan and Strategy
         This phase has been completed as of December 31, 1997.

2.       Assessment Phase
             o Identify and inventory all information systems, technology items, computer programs, business partners, environmental systems, and data communication links
             o  Prioritize Mission Critical Systems
                Obtain vendor certifications for all software, hardware, and outsourced service providers
             o  Assess impact of Year 2000
                This phase was completed December 31, 1998.

3.       Renovation Phase
             o  Implement hardware and software upgrades
             o  Replace systems and technology items
             o  Monitor vendor and service provider progress
         This phase was completed as of September 30, 1999.

4.       Validation Phase
             o  Develop testing plan and strategy
             o  Establish test environment(s)
             o Test all internal information systems, technology items, computer programs, environmental systems, and data communication links
             o Test with and/or monitor testing of vendors and service providers
         This phase began in May 1998 and has been completed.

5.       Implementation Phase
             o  Implement Y2K compliant systems and technology items
                This phase began December 31, 1997 and will continue through October 29, 1999
                This phase is 95% complete.

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

The major part of the corporation's software is designed and maintained by companies well known throughout the banking industry. This process was 100% complete at June 30, 1999. The cost of renovation will be primarily borne by the third-party providers. Even though the corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the corporation's computer systems. The corporation could be adversely affected by the Year 2000 Problem if it or unrelated parties fail to successfully and timely address the problem. The corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the corporation is dependent on external suppliers, such as wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The corporation is also assessing the impact, if any, the century date change may have on its credit risk and fiduciary risk.

Costs of Year 2000

The total cost to implement the five-phase program ranges from approximately $400,000 to $450,000. Internal costs should approximate $235,000, while outside consultants for legal work, contingency planning, and verification of testing will approximate $190,000. Actual costs during the first three quarters of 1999 were $197,000 with $65,000 being internal costs with very little cash outlay and will be absorbed by current operations. $132,000 has been spent on legal consulting and miscellaneous Y2K related items in the first nine months of 1999.

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

The cost of the Y2K project and the dates when the corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of a related third-party to achieve Y2K compliance, and similar uncertainties.

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

Contingency Plans

In compliance with Y2K regulatory guidance, the corporation has completed remediation contingency planning for mission critical systems and its business resumption contingency planning was approved by the Board of Directors in July 1999. Remediation contingency planning for mission critical systems encompassed the identification of alternative means of achieving Y2K readiness in the event the mission critical system service provider or software vendor cannot complete critical efforts by predetermined trigger dates. The corporation's development of the business resumption contingency plan includes organizational planning guidelines, a business impact analysis, a written disaster recovery/contingency plan, and validation of the plan. Both forms of contingency planning are the corporation's efforts to minimize any potential disruptions to business operations due to a Y2K-related issue.

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

Exhibit 11        Statement Regarding Computation of Earnings Per Share.

Exhibit 27        Financial Data Schedule.

         (b)      Report on Form 8-K.

         The Registrant filed no Current Report on Form 8-K during the quarter ended September 30, 1999.

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


                                           ACNB CORPORATION

                                            /s/ Ronald L. Hankey
                                           -------------------------------------
                                           Ronald L. Hankey, President

October 29, 1999
      (Date)
                                           /s/ John W. Krichten
                                           -------------------------------------
                                           John W. Krichten, Secretary/Treasurer

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

Exhibit 11     Statement Regarding Computation of Earnings Per Share.

Exhibit 27     Financial Data Schedule.

                                   EXHIBIT 11
            Statement Regarding the Computation of Earnings Per Share

                                                  For the nine month period
                                                     ending September 30
                                                  1999              1998
                                               ------------------------------

Weighted average shares outstanding:           5,790,058           5,815,246

Common Stock

Common Stock Equivalents
         Stock Options                                 0                   0
         Stock Awards                                  0                   0
         ESOP shares                                   0                   0
Total Common Stock Equivalents                         0                   0

Total weighted average shares outstanding      5,790,058           5,815,246

Net Income                                    $5,758,000          $5,972,000

Net Income Per Share                          $      .99          $     1.03

Fully Diluted Income Per Share                $      .99          $     1.03