Form 10-K405
period 1999-12-31
ACNB CORP
filed 2000-03-28
CIK 715579

FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

              (X) Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999.
                          Commission file no. 0-11783.


                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                                      23-2233457
---------------------------------------                             ------------------------------------
         (State of Incorporation)                                   (IRS Employer Identification Number)

         675 Old Harrisburg Road
             Gettysburg, PA                                                         17325
---------------------------------------                             ------------------------------------
(Address of Principal Executive Offices)                                          (Zip Code)


Registrant's telephone number, including area code:  (717)334-3161
                                                     -------------
Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                  COMMON CAPITAL STOCK PAR VALUE $2.50 A SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

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

     As of February 29, 2000, ACNB Corporation had outstanding 5,705,530 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 29, 2000, was approximately $98,449,544. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because they may be deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2000, are incorporated by reference into Part III.

                                    FORM 10-K

                                     PART I
ITEM 1.  BUSINESS

     The Registrant owns all of the outstanding shares of Adams County National Bank and Farmers National Bank of Newville (hereinafter the "Banks"). The Registrant, organized in 1983 and headquartered in Gettysburg, Pennsylvania, presently has no significant operations other than serving as a bank holding company.

     On March 31, 1999, ACNB Corporation acquired Farmers National Bancorp, Inc., a single-bank holding company located in Newville, Cumberland County, Pennsylvania, with assets of $44 million. The sole and wholly-owned subsidiary of Farmers National Bancorp, Inc. was Farmers National Bank of Newville. The rate of exchange was 2.266 shares of ACNBCorporation for every share of Farmers National Bancorp, Inc. The town of Newville had a 1996 population of 1,354, but the surrounding townships of North Newton, with a population of 1,939, and West Pennsboro, with a population of 5,343, have shown marked growth over the last several decades. Cumberland County had a 1996 population of 207,042. The Newville area is mainly agricultural. The Banks engage in a full-service commercial and consumer banking and trust business. Adams County National Bank provides financial services to its customers through its community banking network of thirteen full-service offices located throughout Adams County, Pennsylvania, and in Hanover, York County, Pennsylvania. Farmers National Bank of Newville serves its marketplace via three banking offices in the Newville, Cumberland County, Pennsylvania area.

     The Banks' services include accepting demand, savings and time deposits including NOW, SuperNOW, money market, passbook savings, a diversified array of certificates of deposit, IRAs, and club accounts. The services also include making secured and unsecured commercial and consumer loans; financing commercial transactions; making construction and mortgage loans; making residential mortgage loans and home equity lines of credit; making small business loans; making student loans; and, the renting of safe deposit box facilities. Further, the Banks' business loans include seasonal credit, collateral loans and term loans.

     Trust services provided by Adams County National Bank include services as executor and trustee under wills and deeds, estate planning services, and custodian and agent for various investment companies. Trust services also include transfer agent and registrar of bond issues and escrow agent.

     The Banks have a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). See Management's Discussion and Analysis in the 1999 Annual Report. The Banks have not experienced any significant seasonal fluctuations in the amount of its deposits.

     As of December 31, 1999, the Registrant had a total of 174 full-time and 73 part-time employees.

SUPERVISION AND REGULATION

     The Registrant and the Banks are considered "affiliates" for purposes of
Section 23A of the Federal Reserve Act and, as such, are subject to certain limitations specified therein on the making of loans on, extensions of credit to, or investments in each other. The Federal Bank Holding Company Act of 1956 restricts the Registrant's activities, whether conducted directly or through subsidiary corporations, to specified activities functionally related to banking. Permissible activities under the Act include lending, certain leasing activities, fiduciary and investment advisory services, acting as insurance agent or broker in connection with loans by subsidiary or affiliated companies, and certain bookkeeping or data processing services.

COMPETITION

     All phases of the Banks' business are highly competitive. The Banks' market area is the primary trading area of Adams County, Pennsylvania; a western portion of York County, Pennsylvania; central Cumberland County, Pennsylvania, and, the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County. The market concentration is in the area of Gettysburg, Pennsylvania. The Banks compete with local commercial banks, other commercial banks with branches in the Banks' market area, savings associations, and other financial service providers. The Banks consider their major competition to be PNC Bank, Allfirst, Bank of Hanover and Trust Co, Peoples State Bank of East Berlin, Keystone Financial, F & M Trust, and Orrstown Bank.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

     The earnings and growth of the Banks are affected by the policies of the regulatory authorities including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid for deposits. The policies and regulations of the Federal Reserve Board have had, and will probably continue to have, a significant effect on the Banks' deposits, loans and investment growth, as well as the rate of interest earned and paid. The impact of such policies and regulations upon the future business and earnings of the Banks cannot be accurately predicted.

ITEM 2.  PROPERTIES

     ACNB Corporation owns two offices in Gettysburg, PA. The office at 675 Old Harrisburg Road is the main office and administrative headquarters. The Corporation also owns nine offices and leases one, which are spread throughout and serve Adams County. In addition, the Corporation owns one office in western York County and three in central Cumberland County. All three counties are located in south central Pennsylvania.

                                   FORM 10-K

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation and the Banks are a party or to which its property is subject, which, if determined adversely to the Corporation and the Banks, would be material in relation to the Corporation's and Banks' financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Banks. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The information required by this Item, regarding market value, dividend payment, and number of shareholders, is set forth on page 53 of the Registrant's 1999 Annual Report and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is set forth on pages 15 and 46 of the Registrant's 1999 Annual Report and incorporated herein by reference.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth on pages 16 through 25 of the Registrant's 1999 Annual Report and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth on pages 20 and 21 of the Registrant's 1999 Annual Report and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages 26 through 45 of the Registrant's 1999 Annual Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Principal Beneficial Owners of the Corporation's Stock", "Information as to Nominees, Directors and Executive Officers" and "Principal Officers of the Corporation" of the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 1999, through December 31, 1999, its officers and directors were in compliance with all filing requirements applicable to them.

                                     PART IV

ITEM 14b.  EXHIBITS

     EXHIBIT 3(i)   Articles of Incorporation of ACNB Corporation, as amended.

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

     EXHIBIT 10.1 Executive Employment Agreement Dated as of January 1, 1998,
                  between Adams County National Bank, ACNB Corporation and Ronald L. Hankey

     A copy of the Executive Employment Agreement dated as of January 1, 1998, between Adams County National Bank, ACNB Corporation and Ronald L. Hankey is incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.

     EXHIBIT 11   Statement Regarding the Computation of Earnings Per Share

                                                                 For the Fiscal Year
                                                                  ended December 31
                                                        -------------------------------------
                                                             1999          1998          1997
---------------------------------------------------------------------------------------------
Weighted average shares outstanding .................   5,782,930     5,815,246     5,817,273
Common stock
Common Stock equivalents
  Stock options .....................................          --            --            --
  Stock awards ......................................          --            --            --
  ESOP shares .......................................          --            --            --
                                                       ----------    ----------    ----------
Total common stock equivalents ......................          --            --            --
                                                       ----------    ----------    ----------
Total Weighted Average Shares Outstanding ...........   5,782,930     5,815,246     5,817,273
                                                       ==========    ==========    ==========
Net Income ..........................................  $7,823,000    $7,725,000    $7,770,000
Net Income Per Share ................................       $1.35         $1.33         $1.34



     EXHIBIT 12 Statements Regarding the Computation of Ratios

     The information required by this Exhibit is set forth on page 46 of the Registrant's 1999 Annual Report and incorporated herein by reference.

     EXHIBIT 21   Subsidiaries of the Registrant

     The Registrant has two banking subsidiaries, Adams County National Bank and Farmers National Bank of Newville, both national banks, which are wholly-owned by the Registrant.

     EXHIBIT 27 Financial Data Schedule

                                   FORM 10-K


ITEM 15.  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACNB CORPORATION (Registrant)                                March 21, 2000
                                                         ----------------------
                                                                  Date

BY: /s/ Ronald L. Hankey                BY: /s/ John W. Krichten
----------------------------------      ----------------------------
Ronald L. Hankey                        John W. Krichten
Chairman,                               Secretary & Treasurer
President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 2000, by the following persons in the capacities indicated.


/s/ Philip P. Asper                     /s/ William B. Lower
----------------------------------      ----------------------------
Philip P. Asper                         William B. Lower
Director                                Director

/s/ Guy F. Donaldson                    /s/ Paul G. Pitzer
----------------------------------      ----------------------------
Guy F. Donaldson                        Paul G. Pitzer
Director                                Director

/s/ Richard L. Galusha                  /s/ Ralph S. Sandoe
----------------------------------      ----------------------------
Richard L. Galusha                      Ralph S. Sandoe
Director                                Director

/s/ D. Richard Guise                    /s/ Marian B. Schultz
----------------------------------      ----------------------------
D. Richard Guise                        Marian B. Schultz
Director & Vice Chairman of the         Director
Board

/s/ Ronald L. Hankey                    /s/ L. Robert Snyder
----------------------------------      ----------------------------
Ronald L. Hankey                        L. Robert Snyder
Director, Chairman, President & CEO     Director

/s/ Edgar S. Heberlig                   /s/ Jennifer L. Weaver
----------------------------------      ----------------------------
Edgar S. Heberlig                       Jennifer L. Weaver
Director                                Director

/s/ Philip M. Jones                     /s/ Harry L. Wheeler
----------------------------------      ----------------------------
Philip M. Jones                         Harry L. Wheeler
Director                                Director

/s/ Wayne E. Lau
----------------------------------
Director