Form 10-Q
period 2000-03-31
ACNB CORP
filed 2000-05-04
CIK 715579

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                               -------------------

                                       OR

|X|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission file number   0-11783
                         -------

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of corporation as specified in its charter)

--------------------------------------------------------------------------------
PENNSYLVANIA                                                23-2233457
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA                           17325
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)
--------------------------------------------------------------------------------

                                 (717) 334-3161
--------------------------------------------------------------------------------
              (corporation's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)
--------------------------------------------------------------------------------

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   No
                       -----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at March 31, 2000 - 5,689,264
--------------------------------------------------------------------------------

PART I                   ITEM I   FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                31-Mar                 31-Mar               31-Dec
                                                                 2000                   1999                 1999
                                                               --------               --------             ---------
ASSETS                                                                              (000 omitted)
  Cash and Due from Banks                                      $ 26,755               $ 31,373             $  33,679
  Investment Securities
     Securities Held to Maturity                                 67,243                 50,959                57,930
     Securities Available for Sale                               92,597                106,753                95,175
                                                               --------               --------             ---------
  Total Investment Securities                                   159,840                157,712               153,105


  Federal Funds Sold                                              1,146                  3,935                 1,711
  Loans                                                         347,340                345,109               347,787
    Less: Reserve for Loan Losses                                (3,558)                (3,608)               (3,543)
                                                               --------               --------             ---------
  Net Loans                                                     343,782                341,501               344,244

  Premises and Equipment                                          4,467                  4,703                 4,524
  Other Real Estate                                                 120                    249                   171
  Other Assets                                                    9,279                  7,291                 8,518
                                                               --------               --------             ---------
TOTAL ASSETS                                                   $545,389               $546,764              $545,952
                                                               ========               ========              ========
LIABILITIES
  Deposits
    Noninterest Bearing                                          64,707                 59,073                61,711
    Interest Bearing                                            392,579                402,271               390,922
                                                               --------               --------             ---------
  Total Deposits                                                457,286                461,344               452,633

  Securities Sold Under
  Agreement To Repurchase                                        23,331                 18,274                29,377
  Borrowing Federal Home Loan Bank                                    0                      0                     0
  Demand Notes U.S. Treasury                                        450                    418                   450
  Other Liabilities                                               5,044                  5,439                 3,629
                                                                _______                _______               _______
TOTAL LIABILITIES                                               486,111                485,475               486,089

SHAREHOLDERS EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,689,264 shares issued and
  outstanding at 3/31/00                                         14,223                 14,459                14,372
  Surplus                                                         1,016                  2,620                 1,963
  Retained Earnings                                              46,593                 43,573                45,761
  Net unrealized gains (losses) on securities
  available for sale                                             (2,554)                   637                (2,233)
                                                               --------               --------             ---------
TOTAL SHAREHOLDERS EQUITY                                        59,278                 61,289                59,863

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                                         $545,389               $546,764              $545,952
                                                               ========               ========              ========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                     3/31
                                                             2000           1999
                                                            ------          ------
                                                                (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                    $6,827          $6,823
  Interest and Dividends on
  Investment Securities                                      2,628           2,501
  Interest on Federal Funds Sold                                15              40
  Interest on Balances with
  Depository Institutions                                      111              87
                                                            ------          ------
TOTAL INTEREST INCOME                                        9,581           9,451

INTEREST EXPENSE
  Deposits                                                   3,621           3,818
  Other Borrowed Funds                                         317             204
                                                            ------          ------
TOTAL INTEREST EXPENSE                                       3,938           4,022

NET INTEREST INCOME                                          5,643           5,429
  Provision for Loan Losses                                     60              90

NET INTEREST INCOME AFTER PROVISION                         ------          ------
FOR LOAN LOSSES                                              5,583           5,339

OTHER INCOME
  Trust Department                                             121             153
  Service Charges on Deposit Accounts                          219             233
  Other Operating Income                                       278             275
  Securities Gains                                              24               0
                                                            ------          ------
TOTAL OTHER INCOME                                             642             661

OTHER EXPENSES
  Salaries and Employee Benefits                             1,842           1,848
  Premises and Fixed Assets                                    503             523
  Other Expenses                                               952             822
                                                            ------          ------
TOTAL OTHER EXPENSE                                          3,297           3,193

INCOME BEFORE INCOME TAX                                     2,928           2,807
  Applicable Income Tax                                        945             903
                                                            ------          ------
NET INCOME                                                  $1,983          $1,904
                                                            ======          ======

EARNINGS PER SHARE*                                          $0.35           $0.33
DIVIDENDS PER SHARE*                                          0.20            0.20

*Based on 5,720,310 shares outstanding in 2000 and 5,804,648 in 1999

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                                                                    Three months ended
                                                                                                            3/31
                                                                                                    2000            1999
                                                                                                  -------          -------
                                                                                                       (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                                                   $ 9,263          $ 9,349
Fees and Commissions Received                                                                         817              734
Interest Paid                                                                                      (3,464)          (3,573)
Cash Paid to Suppliers and Employees                                                               (3,620)          (2,043)
Income Taxes Paid                                                                                    (130)            (249)
       Net Cash Provided by Operating Activities                                                    2,866            4,218

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                                                      3,493            6,896
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                                                                 (10,549)          (3,900)
Principal Collected on Loans                                                                       18,030           13,484
Loans Made to Customers                                                                           (17,577)          (6,313)
Capital Expenditures                                                                                 (113)              (7)
        Net Cash Used in Investing Activities                                                      (6,716)          10,160

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                                                      560            1,026
Proceeds from Sale of Certificates of Deposit                                                       6,196            9,865
Payments for Maturing Certificates of Deposit                                                      (8,149)         (12,151)
Dividends Paid                                                                                     (1,150)          (1,163)
Increase (Decrease) in Borrowings                                                                       0              318
Retirement of Common Stock                                                                         (1,096)            (486)
         Net Cash Provided by Financing Activities                                                 (3,639)          (2,591)
Net Increase in Cash and Cash Equivalents                                                          (7,489)          11,787
Cash and Cash Equivalents: Beginning of Period                                                     35,390           23,521
                           End of Period                                                         $ 27,901         $ 35,308

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                                                        $ 1,983          $ 1,904
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                                         170              181
Provision for Possible Credit Losses                                                                   60               90
Provision for Deferred Taxes                                                                          (12)            (206)
Amortization of Investment Securities Premiums                                                          0              (55)
Increase (Decrease) in Taxes Payable                                                                  827              860
(Increase) Decrease in Interest Receivable                                                           (194)            (163)
Increase (Decrease) in Interest Payable                                                               474              449
Increase (Decrease) in Accrued Expenses                                                                74              815
(Increase) Decrease in Other Assets                                                                  (567)             123
Increase (Decrease) in Other Liabilities                                                               51              220
         Net Cash Provided by Operating Activities                                                $ 2,866          $ 4,218

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 2000 and 1999 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1999 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at March 31, 2000 and December 31, 1999 were as follows:

                                                  3/31/00                 12/31/99
                                                 Amortized          Fair          Amortized          Fair
                                                    Cost            Value            Cost            Value
                                                 --------        --------         --------        ---------
                                                                        (000 omitted)
     U.S. Treasury and U.S. Government
       Agencies  (held to maturity)                51,294          50,202           42,249          41,477
     State and Municipal (held to
       maturity)                                    4,061           3,999            4,321           4,266
     Corporate (held to maturity)                   8,432           8,376            7,904           7,860
     U.S. Government Agencies
       (available for sale)                        96,467          92,597           98,558           95,175
     Restricted Equity Securities                   3,456           3,456            3,456            3,456
                                                 --------        --------         --------        ---------
     TOTAL                                       $163,710        $158,630         $156,488        $152,234


     Income earned on investment securities was as follows:

                                                             Three Months Ended March 31
                                                           2000                       1999
                                                          ------                     ------
                                                                    (000 omitted)
     U.S. Treasury                                           255                        318
     U.S. Government Agencies                              2,136                      1,998
     State and Municipal                                      48                         89
     Other Investments                                       189                         96
                                                          ------                     ------
                                                           2,628                      2,501

3.   Gross loans are summarized as follows:

                                                    March 31 December 31
                                                       (000 omitted)
                                                    2000             1999
                                                 --------          --------
     Real Estate                                  305,663           308,241
     Real Estate Construction                      12,725            13,188
     Commercial and Industrial                     15,890            12,697
     Consumer                                      13,062            13,661
                                                 --------          --------

     Total Loans                                 $347,340          $347,787


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2000 and 1999 were 5,720,310 and 5,804,648 respectively.

5. Dividends per share were $.20 and $.20 for the three month periods ended March 31, 2000 and 1999 respectively. This represented a 57% payout of net income in 2000 and a 61% payout in 1999.

6. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

7. All financial results have been restated to reflect the acquisition of Farmers National Bancorp, Inc. by ACNB Corporation effective March 1, 1999.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Registrant's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Registrant, and its wholly-owned subsidiaries, Adams County National Bank and Farmers National Bancorp, Inc., follow. The Registrant's consolidated financial condition and results of operations consist almost entirely of the banks' financial condition and results of operations. This discussion should be read in conjunction with the corporation's 1999 Annual Report to Shareholders. Current performance does not guarantee, assure, and is not necessarily indicative of similar performance in the future.

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

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Net Income for the three month period ending March 31, 2000 was $1,983,000, up $79,000 from the first quarter of 1999. Total other income was down and other expense was up, but improved interest income and parent company income helped fuel the first quarter increase. Net income per share, for the first quarter, was $.35, compared to the $.33 earned in the same period in 1999. For the three month period (annualized) in 2000, the return on average assets and return on average equity were 1.47% and 12.84%, respectively, compared to 1.41% and 12.27%, respectively for 1999.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 2000 was $9,581,000, up $130,000 or 1.4% above the $9,451,000 earned in the same period of 1999. The $130,000 increase in interest income was due to improved yield on earning assets. The average yield on earning assets has increased 18 basis points over the same quarter in 1999. In an effort to manage interest rate risk, the Corporation continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $77 million. Income from securities and due from banks during the current period increased approximately $127,000 due mainly to increased interest rates.

Total interest expense for the first three month period of 2000 was $3,938,000, down $84,000 or 2.1% from the $4,022,000 incurred for the same period in 1999. The $84,000 decrease in interest expense was due primarily to a $10,000,000 shift from interest bearing accounts to demand deposits, interest bearing transaction accounts and securities sold under agreement to repurchase.

Total other income for the first three month period of 2000 at $642,000, was $19,000 less than the same quarter in 1999. This was primarily due to a down quarter for the Bank's Trust Department which was caused by less income from estates and power of attorney categories. Service charges on deposits were also down.

Total other expense for the first three month period of 2000 was $3,297,000, up $104,000 or 3.3% more than the $3,193,000 incurred for the first quarter of 1999. The increase was centered in other expenses which was up $130,000 and included advertising up $18,000, FDIC up $9,000, various taxes up $18,000, meetings and conventions up $11,000 and Federal Reserve shipping charges (Y2K related) up $8,000, and others of a lesser nature.

As mentioned above, the parent company contributed additional earnings in the first quarter 2000 through lessened expense on acquisition costs and greater tax benefit through a low income housing project funded in 1999.

The provision for income taxes in the first quarter increased $42,000 due to a higher level of pretax earnings.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                        Three Months Ended
                                                    3/31/00           3/31/99
                                                      Rate              Rate
                                                      ----              ----
Earning Assets                                        7.38%             7.25%
Interest Bearing Liabilities                          3.77%             3.94%
Interest Rate Spread                                  3.61%             3.31%

Net Yield on Earning Assets                           4.35%             4.17%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 2000, was up 18 basis points compared to the same period in 1999. Higher yields on loans and securities and a shift from certificates of deposits to demand and interest bearing transaction accounts has caused the net yield on earning assets to increase.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                                        Reserve for Possible Loan Losses
                                                  (In Thousands)                     Three Months Ended
                                                                                  3/31/00           3/31/99
                                                                                  -------           -------
Balance at Beginning of Period                                                     3,543             3,594
Provision Charged to Expense                                                          60                90
Loans Charged Off                                                                     63                87
Recoveries                                                                            18                11

Balance at End of Period                                                           3,558             3,608

Ratios:
Net Charge-offs to:
Net Income                                              2.27%             3.99%
Total Loans                                              .01%              .02%
Reserve for Possible Loan Losses                        1.26%             2.11%

Reserve for Possible Loan Losses to:
Total Loans                                             1.02%             1.05%

The Reserve for Possible Loan Losses at March 31, 2000 was $3,558,000 (1.02% of Total Loans), a decrease of $50,000 from $3,608,000 (1.05% of Total Loans) at the end of the first three months of 1999. Loans past due 90 days and still accruing amounted to $1,457,000 and non-accrual loans totaled $1,449,000 as of March 31, 2000. The ratio of non-performing assets plus other real estate owned to total assets was .55% at March 31, 2000. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,920,000 at year end 1999 while non-accruals stood at $1,615,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,532,000 in non-accrual loans, was approximately $33,000 for the first three months of 2000.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity amounted to $59,278,000 at March 31, 2000 compared to $61,289,000 at March 31, 1999, a decrease of $2,011,000 or 3.3% over that period. The ratio of Total Shareholders' Equity to Total Assets was 11.21% at March 31, 1999, 10.96% at December 31, 1999, and 10.87% at March 31, 2000. The
total risk-based capital ratio was 20.75% at March 31, 2000. The leverage ratio was 10.96% at March 31, 2000, and 11.33% during the same period in 1999. Capital at the corporation remains strong even with a 57% dividend payout ratio. The decrease in capital is due to a stock repurchase plan and a change in the value of securities available for sale.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 25% of total assets at March 31, 2000. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $198,433,000 at the Federal Home Loan Bank of Pittsburgh with $.00 outstanding at March 31, 2000.

As of March 31, 2000, the cumulative asset sensitive gap was 10.1% of total assets at one month, 6.9% at six months, and 14.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

COMPANY IS IN THE PROCESS OF BECOMING YEAR 2000 COMPLIANT - EXPENSES NOT
MATERIAL

YEAR 2000 ISSUE

The Year 2000 Problem resulted because many computer programs were written using two digits rather than four to define the applicable year. As disclosed in other filings, in 1999, we developed and implemented an enterprise-wide program to ensure that our date-sensitive information, telephone and business systems, and other certain equipment would properly recognize the Year 2000 as a result of the century date change in January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. We substantially completed the program during the third quarter of 1999. We also took actions we believed would mitigate our Year 2000 risks related to our critical business partners including customers, suppliers, vendors and other service providers (primarily data processing partners). We have not experienced any significant disruptions of our operating or financial activities caused by a failure of our information technology systems or embedded technology applications or unexpected business problems resulting from Year 2000 issues. Given the absence of any significant problems to date, we do not expect Year 2000 issues to have a material adverse effect on our operations or financial results in 2000.

In total, we spent approximately $206,000 in external costs on this program through March 31, 2000 and do not expect to incur any significant additional costs related to Year 2000 compliance. While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the Corporation does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.

We have funded the costs related to our Year 2000 plan through cash flows from operations.

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

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

           The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 ( i ) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACNB CORPORATION

                                /s/ Ronald L. Hankey
                                --------------------------------------
                                Ronald L. Hankey, President
May 5, 2000
                                /s/ John W. Krichten
                                --------------------------------------
                                John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 (i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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