Form 10-Q
period 2000-06-30
ACNB CORP
filed 2000-08-03
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                                ---------------------

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------


Commission file number     0-11783
                       ---------------

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of corporation as specified in its charter)



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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at August 1, 2000 - 5,624,341

PART I                   ITEM I   FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                30-Jun                 30-Jun                 31-Dec
                                                                 2000                   1999                   1999
                                                               --------               --------               --------
ASSETS                                                                              (000 omitted)
  Cash and Due from Banks                                      $ 21,094               $ 43,700               $ 33,679
  Investment Securities
     Securities Held to Maturity                                 63,239                 46,786                 54,474
     Securities Available for Sale                              113,496                105,849                 98,631
                                                               --------               --------               --------
  Total Investment Securities                                   176,735                152,635                153,105


  Federal Funds Sold                                                800                  3,186                  1,711
  Loans                                                         353,099                342,875                347,787
    Less: Reserve for Loan Losses                                (3,611)                (3,641)                (3,543)
                                                               --------               --------               --------
  Net Loans                                                     349,488                339,234                344,244

  Premises and Equipment                                          4,494                  4,585                  4,524
  Other Real Estate                                               1,069                    154                    171
  Other Assets                                                    9,470                  8,097                  8,518
                                                               --------               --------               --------
TOTAL ASSETS                                                   $563,150               $551,591               $545,952
                                                               ========               ========               ========
LIABILITIES
  Deposits
    Noninterest Bearing                                          64,905                 59,870                 61,711
    Interest Bearing                                            392,820                406,375                390,922
                                                               --------               --------               --------
  Total Deposits                                                457,725                466,245                452,633

  Securities Sold Under
  Agreement To Repurchase                                        23,405                 19,896                 29,377
  Borrowing Federal Home Loan Bank                               18,100                      0                      0
  Demand Notes U.S. Treasury                                        450                    450                    450
  Other Liabilities                                               4,044                  4,577                  3,629
                                                               --------               --------               --------
TOTAL LIABILITIES                                               503,724                491,168                486,089

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,624,341 shares issued and
  outstanding at 6/30/00                                         14,061                 14,459                 14,372
  Surplus                                                            32                  2,621                  1,963
  Retained Earnings                                              47,453                 44,341                 45,761
  Net unrealized gains (losses) on securities
  available for sale                                             (2,120)                  (998)                (2,233)
                                                               --------               --------               --------
TOTAL SHAREHOLDERS' EQUITY                                       59,426                 60,423                 59,863

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                         $563,150               $551,591               $545,952
                                                               ========               ========               ========

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended                Six Months Ended
                                                                               6/30                            6/30
                                                                     -----------------------          ----------------------
                                                                      2000             1999            2000           1999
                                                                     ------           ------         -------         -------
                                                                          (000 omitted)                   (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                             $7,038           $6,682         $13,865         $13,505
  Interest and Dividends on
  Investment Securities                                               2,653            2,489           5,281           4,990
  Interest on Federal Funds Sold                                         23               32              38              72
  Interest on Balances with
  Depository Institutions                                               145              283             256             370
                                                                     ------           ------          ------          ------
TOTAL INTEREST INCOME                                                 9,859            9,486          19,440          18,937

INTEREST EXPENSE
  Deposits                                                            3,702            3,829           7,323           7,647
  Other Borrowed Funds                                                  329              181             646             385
                                                                     ------           ------          ------          ------
TOTAL INTEREST EXPENSE                                                4,031            4,010           7,969           8,032

NET INTEREST INCOME                                                   5,828            5,476          11,471          10,905
  Provision for Loan Losses                                              60               90             120             180
                                                                     ------           ------          ------          ------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                       5,768            5,386          11,351          10,725

OTHER INCOME
  Trust Department                                                      181              141             302             294
  Service Charges on Deposit Accounts                                   233              246             452             479
  Other Operating Income                                                252              509             530             753
  Securities Gains                                                        0                0              24               0
                                                                     ------           ------          ------          ------
TOTAL OTHER INCOME                                                      666              896           1,308           1,526

OTHER EXPENSES
  Salaries and Employee Benefits                                      1,947            1,985           3,789           3,833
  Premises and Fixed Assets                                             450              521             953           1,044
  Other Expenses                                                        933            1,042           1,885           1,833
                                                                     ------           ------          ------          ------
TOTAL OTHER EXPENSE                                                   3,330            3,548           6,627           6,710

INCOME BEFORE INCOME TAX                                              3,104            2,734           6,032           5,541
  Applicable Income Tax                                               1,009              825           1,954           1,728
                                                                     ------           ------          ------          ------
NET INCOME                                                           $2,095           $1,909          $4,078          $3,813
                                                                     ======           ======          ======          ======

EARNINGS PER SHARE*                                                   $0.37            $0.33           $0.72           $0.66
DIVIDENDS PER SHARE*                                                   0.20             0.20            0.40            0.40

*Based on 5,690,172 shares outstanding in 2000 and 5,794,050 in 1999

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

                                                                                           Six months ended
                                                                                                 6/30
                                                                                      ---------------------------
                                                                                        2000              1999
                                                                                      --------          ---------
                                                                                             (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                                       $ 18,941          $ 17,741
Fees and Commissions Received                                                            1,645             1,733
Interest Paid                                                                           (7,722)           (8,300)
Cash Paid to Suppliers and Employees                                                    (7,123)           (6,292)
Income Taxes Paid                                                                       (1,936)           (2,115)
       Net Cash Provided by Operating Activities                                         3,805             2,767

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                                           6,867            11,030
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                                                      (30,384)           (3,900)
Principal Collected on Loans                                                            32,665            30,540
Loans Made to Customers                                                                (38,928)          (21,084)
Capital Expenditures                                                                      (240)              (55)
        Net Cash (Used) Provided in Investing Activities                               (30,020)           16,531

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                                         5,585             9,033
Proceeds from Sale of Certificates of Deposit                                           12,164            21,051
Payments for Maturing Certificates of Deposit                                          (18,629)          (23,561)
Dividends Paid                                                                          (2,290)           (2,320)
Increase (Decrease) in Borrowings                                                       18,100               350
Retirement of Common Stock                                                              (2,211)             (486)
         Net Cash Provided by Financing Activities                                      12,719             4,067
Net Increase (Decrease) in Cash and Cash Equivalents                                   (13,496)           23,365
Cash and Cash Equivalents:  Beginning of Period                                         35,390            23,521
                            End of Period                                             $ 21,894          $ 46,886

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                                            $  4,078          $  3,813
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                              270               347
Provision for Possible Credit Losses                                                       120               180
Provision for Deferred Taxes                                                                 0              (211)
(Amortization) Accretion of Investment Securities Premiums                                  48               (90)
Increase (Decrease) in Taxes Payable                                                       (37)             (176)
(Increase) Decrease in Interest Receivable                                                (476)              337
Increase (Decrease) in Interest Payable                                                    247              (268)
Increase (Decrease) in Accrued Expenses                                                   (420)            1,060
(Increase) Decrease in Other Assets                                                       (291)             (989)
Increase (Decrease) in Other Liabilities                                                   266            (1,236)
         Net Cash Provided by Operating Activities                                    $  3,805          $  2,767

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 2000 and 1999 and December 31, 1999 and the results of its operations for the six months ended June 30, 2000 and 1999 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1999 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at June 30, 2000 and December 31, 1999 were as follows:

                                                       6/30/00                           12/31/99
                                                      Amortized           Fair           Amortized            Fair
                                                         Cost             Value             Cost              Value
                                                      ---------          --------        ---------          --------
                                                                              (000 omitted)
         U.S. Treasury and U.S. Government
           Agencies  (held to maturity)                $ 51,282          $ 50,257         $ 42,249          $ 41,477
         State and Municipal (held to
                  maturity)                               3,845             3,785            4,321             4,266
         Corporate (held to maturity)                     8,112             8,063            7,904             7,860
         U.S. Government Agencies
                  (available for sale)                  113,181           109,970           98,558            95,175
         Restricted Equity Securities                     3,526             3,526            3,456             3,456
                                                       --------          --------         --------          --------

         TOTAL                                         $179,946          $175,601         $156,488          $152,234


         Income earned on investment securities was as follows:

                                                      Six Months Ended June 30
                                                      ------------------------
                                                       2000              1999
                                                      ------            ------
                                                           (000 omitted)
         U.S. Treasury                                $  509            $  599
         U.S. Government Agencies                      4,303             3,892
         State and Municipal                              93               169
         Other Investments                               376               330
                                                      ------            ------
                                                      $5,281            $4,990

3.       Gross loans are summarized as follows:
                                                   June 30        December 31
                                                -----------------------------
                                                        (000 omitted)
                                                    2000             1999
                                                  --------         --------
         Real Estate                              $309,235         $308,241
         Real Estate Construction                   13,956           13,188
         Commercial and Industrial                  17,091           12,697
         Consumer                                   12,817           13,661
                                                  --------         --------

         Total Loans                              $353,099         $347,787


4. Earnings per share are based on the weighted average number of shares outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 2000 and 1999 were 5,690,172 and 5,794,050, respectively.

5. Dividends per share were $.40 and $.40 for the six month periods ended June 30, 2000 and 1999, respectively. This represented a 56% payout of net income in 2000 and a 61% payout in 1999.

6. The results of operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net Income for the three month period ending June 30, 2000 was $2,095,000, up $186,000 from the second quarter of 1999. The increase in net income was due primarily to an increase in total interest income and a decrease in provision for loan losses. Net income per share, for the second quarter, was $.37, compared to the $.33 earned in the same period in 1999.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second three month period of 2000 was $9,859,000, $373,000 or 4% above the $9,486,000 earned in the same period of 1999. The $373,000 increase in interest income was due to a general rise in market interest rates and growth in total loans. The average yield on earning assets has increased 23 basis points over the same quarter in 1999. In an effort to manage interest rate risk, the bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $94 million.

Total interest expense for the second three month period of 2000 was $4,031,000, $21,000 or 1% above the $4,010,000 incurred for the same period in 1999. The $21,000 increase in interest expense was due primarily to the upward pressure on interest rates mentioned above.

Net interest income for the second three month period of 2000 was $5,828,000, compared to the $5,476,000 earned in the same period of 1999. The bank is being cautious on raising deposit interest rates, and loan growth and higher loan rates have improved margins.

Total non-interest income for the second three month period of 2000 was $666,000, $230,000 or 26% less than the same quarter in 1999. This was primarily due to the settlement of an insurance policy on a key employee who died prematurely in 1999 and the inability to replace that income.

Total non-interest expense for the second three month period of 2000 was $3,330,000, $218,000 or 6% less than the $3,548,000 incurred for the second quarter of 1999. Most of the difference was due to the expense associated with the key man employee insurance and the final settlement of a minor lawsuit against the bank in 1999.

The provision for income taxes in the second quarter increased $184,000 due to higher pretax income.

Six months ended June 30,2000 compared to six months ended June 30,1999

Net income for the first six months of 2000 was $4,078,000, up $265,000 or 7% above the $3,813,000 earned for the same period of 1999. The increase in net income was due primarily to improved net interest income and lower loan loss provision as explained below. For the six month period (annualized) of 2000, the return on average assets (ROA) and return on average equity (ROE) were 1.50% and 13.74%, respectively, compared to 1.40% and 12.40%, respectively, for 1999.

At June 30, 2000, total assets were approximately $563 million, reflecting a $12 million or 2% increase above June 30, 1999. As explained more fully under Capital Management section, book value per share was $10.57 on June 30, 2000, compared to $10.45 on June 30,1999. The corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 10.55% and a Total Risk-Based Capital Ratio of 20.4% on June 30, 2000.

Total interest income for the current six month period was $19,440,000 up $503,000 or 3% from the $18,937,000 earned in the same period of 1999. The $503,000 increase in total interest income was due to rising interest rates in the general market economy translating to higher rates on new loans and securities.

Total interest expense for the current six month period was $7,969,000, down $63,000 or 1% below the $8,032,000 incurred for the same period in 1999. The $63,000 decrease in total interest expense was due to a lack of growth in interest bearing liabilities. There has been growth in borrowings, but only during the last half of June.

Net interest income was $11,471,000 for the current period, $566,000 above the first six months in 1999. Margins are improving and boosting total interest income. The bank has not been aggressive in bidding for deposits, which held down interest expense, but has also limited deposit growth.

Total non-interest income for the current six month period was $1,308,000, $218,000 or 14% below the same period in 1999. The shortfall was centered in service charges on deposit accounts and the insurance policy mentioned earlier.

Total non-interest expense for the current six month period was $6,627,000, $83,000 below the $6,710,000 incurred for the same period in 1999. The decrease was located in the previously mentioned insurance policy and lower expense for premises due to the closing of a supermarket branch.

The provision for income taxes was $1,954,000 for the current period, $226,000 above the same period in 1999 due to greater pretax income.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                 Six Months Ended
                                               --------------------
                                              6/30/00        6/30/99
                                              -------        -------
                                                Rate           Rate

Earning Assets                                 7.46%          7.23%
Interest Bearing Liabilities                   3.80%          3.83%
Interest Rate Spread                           3.66%          3.40%

Net Yield on Earning Assets                    4.40%          4.17%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 2000, was up 23 basis points compared to the same period in 1999. This is a result of higher market yields and growth on loans and securities. In addition, the corporation has not raised rates on deposits at the same speed.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                           Six Months Ended
                                                       ------------------------
                                                       6/30/00          6/30/99
                                                       -------          -------

Balance at Beginning of Period                          3,543            3,594
Provision Charged to Expense                              120              180
Loans Charged Off                                          82              159
Recoveries                                                 30               26

Balance at End of Period                                3,611            3,641

Ratios:
Net Charge-offs to:
Net Income                                               1.28%            3.49%
Total Loans                                               .01%             .04%
Reserve for Possible Loan Losses                         1.44%            3.65%

Reserve for Possible Loan Losses to:
Total Loans                                              1.02%            1.06%

The Reserve for Possible Loan Losses at June 30, 2000 was $3,611,000 (1.02% of Total Loans), a decrease of $30,000 from $3,641,000 (1.06% of Total Loans) at the end of the first six months of 1999. Loans past due 90 days and still accruing amounted to $924,000 and non-accrual loans totaled $564,000 as of June 30, 2000. The ratio of non-performing assets plus other real estate owned to total assets was .45% at June 30, 2000. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. Other Real Estate Owned increased $898,000 since year-end due to foreclosure on a housing development that was acquired in the second quarter of 2000.

Loans past due 90 days and still accruing were $1,920,000 at year end 1999 while non-accruals stood at $1,615,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,209,000 in non-accrual loans, was approximately $57,000 for the first six months of 2000.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was to $59,426,000 at June 30, 2000 compared to $60,423,000 at June 30, 1999, a decrease of $997,000. The ratio of Total Shareholders' Equity to Total Assets was 10.95% at June 30, 1999, 10.96% at December 31, 1999, and 10.55% at June 30, 2000. The total risk-based capital ratio was 20.43% at June 30, 2000. The leverage ratio was 10.94% at June 30, 2000, and 10.77% during the same period in 1999. Capital at the corporation remains strong even with a 56% dividend payout ratio. Part of this decrease in equity and the subsequent effect on capital ratios was caused by the repurchase and retirement of 124,000 shares since year-end 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 26% of total assets at June 30, 2000. This mix of assets would be readily available for funding any cash requirements. In addition, the bank has an approved line of credit of $206,783,000 at the Federal Home Loan Bank of Pittsburgh with $18,100,000 outstanding at June 30, 2000.

As of June 30, 2000, the cumulative asset sensitive gap was 5.3% of total assets at one month, 2.4% at six months, and 7.9% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.
                                     Page 10

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

Item 1.  Legal Proceedings - Nothing to report.

Item 2.  Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) An annual meeting of shareholders was held at 1:00 p.m. on May 2, 2000 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

(b) (c)  Five matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at eleven (11):

          Votes Cast                Votes Cast                 Votes
             "FOR"                  "AGAINST"                ABSTAINED
          ----------                ---------                ---------
          2,964,465                   31,772                  26,971

Proposal to fix the number of Class 1 Directors at five (5):

          Votes Cast                Votes Cast                 Votes
             "FOR"                  "AGAINST"                ABSTAINED
          ----------                ---------                ---------
          2,977,159                   27,262                  18,787

Proposal to fix the number of Class 2 Directors at three (3):

          Votes Cast                Votes Cast                 Votes
             "FOR"                  "AGAINST"              "ABSTAINED"
          ----------                ---------              -----------
          2,972,987                   31,374                  18,847

Proposal to fix the number of Class 3 Directors at three (3):

          Votes Cast                Votes Cast                Votes
             "FOR"                  "AGAINST"              "ABSTAINED
          ----------                ---------              ----------
          2,974,327                   30,034                 18,847

Election of three (3) Class 2 Directors to serve for a three-year term:

                                                  Votes Cast          Votes
Director                   Term Expires             "FOR"           "WITHHELD"
--------                   ------------           ----------        ----------
Wayne E. Lau                    2003              2,977,727           45,481
Jennifer L. Weaver              2003              2,901,015          122,193
Harry L. Wheeler                2003              2,971,548           51,660

Directors whose term continued after meeting:

  (Class 1 Directors)                         (Class 3 Directors)
------------------------                    ------------------------
Philip P. Asper   (2001)                    Guy F. Donaldson  (2002)
D. Richard Guise  (2001)                    William B. Lower  (2002)
Ronald L. Hankey  (2001)                    Ralph S. Sandoe   (2002)
Edgar S. Heberlig (2001)
Marian B. Schultz (2001)

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

Exhibit 11    Statement Regarding Computation of Earnings Per Share.

Exhibit 27    Financial Data Schedule.

              (b)  Report on Form 8-K.

         The Registrant filed no Current Report on Form 8-K during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ACNB CORPORATION



                                      ------------------------------------------
                                      Ronald L. Hankey, President
August 3, 2000


                                      ------------------------------------------
                                      John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 ( i ) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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