Form 10-Q
period 2000-09-30
ACNB CORP
filed 2000-11-07
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2000
                               ----------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number       0-11783
                        -----------------

                              ACNB CORPORATION
--------------------------------------------------------------------------
           (Exact name of corporation as specified in its charter)

            PENNSYLVANIA                            23-2233457
--------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)


  675 OLD HARRISBURG ROAD, GETTYSBURG, PA             17325
--------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)


                               (717) 334-3161
--------------------------------------------------------------------------
            (corporation's telephone number, including area code)


--------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class - Common Stock ($2.50 par value)
                Outstanding at October 31, 2000 - 5,501,468

PART I                ITEM I   FINANCIAL INFORMATION
                     ACNB CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CONDITION

                                      30-Sep         30-Sep        31-Dec
                                       2000           1999          1999
                                                  (000 omitted)
                                    -------------------------------------
ASSETS
  Cash and Due from Banks           $ 21,772       $ 36,417      $ 33,679
  Investment Securities
    Securities Held to Maturity       61,422         57,123        54,474
    Securities Available for Sale    112,559        102,947        98,631
                                    --------       --------      --------

  Total Investment Securities        173,981        160,070       153,105

  Federal Funds Sold                   1,834          2,874         1,711
  Loans                              358,801        341,831       347,787
    Less: Reserve for Loan Losses     (3,643)        (3,551)       (3,543)
                                    --------       --------      --------

  Net Loans                          355,158        338,280       344,244

  Premises and Equipment               4,431          4,648         4,524
  Other Real Estate                    1,036            213           171
  Other Assets                         9,478          8,774         8,518
                                    --------       --------      --------

TOTAL ASSETS                        $567,690       $551,276      $545,952
                                    ========       ========      ========

LIABILITIES
  Deposits
    Noninterest Bearing               63,067         58,367        61,711
    Interest Bearing                 382,431        397,978       390,922
                                    --------       --------      --------
  Total Deposits                     445,498        456,345       452,633

  Securities Sold Under
  Agreement To Repurchase             32,651         28,766        29,377
  Borrowing Federal Home Loan Bank    23,300              0             0
  Demand Notes U.S. Treasury             450            450           450
  Other Liabilities                    4,807          5,000         3,629
                                    --------       --------      --------
TOTAL LIABILITIES                    506,706        490,561       486,089

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,581,432 shares issued and
  outstanding at 9/30/00              13,954         14,435        14,372
  Surplus                                  0          2,487         1,963
  Retained Earnings                   48,046         45,120        45,761
  Net unrealized gains (losses)
  on securities available for sale    (1,016)        (1,327)       (2,233)
                                    --------       --------      --------
TOTAL SHAREHOLDERS' EQUITY            60,984         60,715        59,863

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                              $567,690       $551,276      $545,952
                                    ========       ========      ========

See accompanying notes to financial statements.

                     ACNB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended       Nine Months Ended
                                         9/30                    9/30
                                   2000        1999         2000      1999
                                    (000 omitted)            (000 omitted)
                                  ------------------       -----------------
INTEREST INCOME
  Loan Interest and Fees          $7,293      $6,785       $21,158   $20,290
  Interest and Dividends on
  Investment Securities            2,925       2,414         8,206     7,404
  Interest on Federal Funds Sold      29          42            67       114
  Interest on Balances with
  Depository Institutions             43         356           299       726
                                  ______      ______       _______   _______

TOTAL INTEREST INCOME             10,290       9,597        29,730    28,534

INTEREST EXPENSE
  Deposits                         3,849       3,718        11,172    11,365
  Other Borrowed Funds               536         252         1,182       637
                                  ______      ______       _______   _______

TOTAL INTEREST EXPENSE             4,385       3,970        12,354    12,002

NET INTEREST INCOME                5,905       5,627        17,376    16,532
  Provision for Loan Losses           60          50           180       230
                                  ______      ______       _______   _______

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES          5,845       5,577        17,196    16,302

OTHER INCOME
  Trust Department                   178         131           480       425
  Service Charges on Deposit
    Accounts                         260         238           712       717
  Other Operating Income             243         339           773     1,092
  Securities Gains                     0           0            24         0
                                  ______      ______       _______   _______

TOTAL OTHER INCOME                   681         708         1,989     2,234

OTHER EXPENSES
  Salaries and Employee Benefits   1,834       1,818         5,623     5,651
  Premises and Fixed Assets          477         498         1,430     1,542
  Other Expenses                     869         870         2,754     2,703
                                  ______      ______       _______   _______

TOTAL OTHER EXPENSE                3,180       3,186         9,807     9,896

INCOME BEFORE INCOME TAX           3,346       3,099         9,378     8,640
  Applicable Income Tax            1,096       1,154         3,050     2,882
                                  ______      ______       _______   _______

NET INCOME                        $2,250      $1,945       $ 6,328   $ 5,758
                                  ======      ======       =======   =======

EARNINGS PER SHARE*                $0.40       $0.34         $1.12     $0.99
DIVIDENDS PER SHARE*                0.20        0.20          0.60      0.60


*Based on 5,661,063 shares outstanding in 2000 and 5,790,058 in 1999

See accompanying notes to financial statements.


                     ACNB CORPORATION AND SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

                                                          Nine months ended
                                                                9/30
                                                       2000               1999
                                                           (000 omitted)
                                                     ---------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                      $ 29,321           $ 28,638
Fees and Commissions Received                           2,506              2,521
Interest Paid                                         (11,656)           (11,824)
Cash Paid to Suppliers and Employees                   (9,806)           (11,614)
Income Taxes Paid                                      (3,261)            (3,079)
  Net Cash Provided by Operating Activities             7,104              4,642

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks         10,725             13,266
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                     (30,384)           (13,900)
Principal Collected on Loans                           45,497             44,027
Loans Made to Customers                               (57,455)           (33,739)
Capital Expenditures                                     (277)              (256)
  Net Cash (Used) Provided in Investing Activities    (31,894)             9,398

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                        6,916             10,128
Proceeds from Sale of Certificates of Deposit          17,324             29,698
Payments for Maturing Certificates of Deposit         (28,101)           (34,333)
Dividends Paid                                         (3,414)            (3,470)
Increase (Decrease) in Borrowings                      23,300                350
Retirement of Common Stock                             (3,019)              (643)
  Net Cash Provided by Financing Activities            13,006              1,730
Net Increase (Decrease) in Cash and Cash Equivalents  (11,784)            15,770
Cash and Cash Equivalents: Beginning of Period         35,390             23,521
                           End of Period             $ 23,606           $ 39,291

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                            $ 6,328            $ 5,758
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                             370                485
Provision for Possible Credit Losses                      180                230
Provision for Deferred Taxes                                0               (137)
(Amortization) Accretion of Investment Securities
Premiums                                                   83                (90)
Increase (Decrease) in Taxes Payable                     (211)               (60)
(Increase) Decrease in Interest Receivable               (903)               129
Increase (Decrease) in Interest Payable                   698                178
Increase (Decrease) in Accrued Expenses                  (312)               709
(Increase) Decrease in Other Assets                       (57)            (2,912)
Increase (Decrease) in Other Liabilities                  928                352
   Net Cash Provided by Operating Activities          $ 7,104            $ 4,642


DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                     ACNB CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 2000 and 1999 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 1999 ACNB Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. The book and approximate market value of securities owned at September 30, 2000 and December 31, 1999 were as follows:

                                            9/30/00               12/31/99
                                       Amortized    Fair     Amortized  Fair
                                         Cost       Value      Cost     Value
                                                     (000 omitted)
                                       ---------------------------------------
     U.S. Treasury and U.S. Government
       Agencies (held to maturity)     $ 51,268    $50,839  $ 42,249   $41,477
     State and Municipal (held to
       maturity)                          3,419      3,383     4,321     4,266
     Corporate (held to maturity)         6,735      6,726     7,904     7,860
     U.S. Government Agencies
       (available for sale)             110,400    108,861    98,558    95,175
     Restricted Equity Securities         3,698      3,698     3,456     3,456
                                       --------   --------  --------  --------
     TOTAL                             $175,520   $173,507  $156,488  $152,234


     Income earned on investment securities was as follows:

                                           Nine Months Ended September 30
                                                2000             1999
                                                    (000 omitted)
                                           ------------------------------
     U.S. Treasury                             $  759            $  912
     U.S. Government Agencies                   6,759             5,885
     State and Municipal                          135               267
     Other Investments                            553               340
                                               ------            ------
                                               $8,206            $7,404

3.   Gross loans are summarized as follows:

                                         September 30             December 31
                                             2000                    1999
                                                     (000 omitted)
                                         -----------------------------------
     Real Estate                           $310,972                 $308,241
     Real Estate Construction                17,022                   13,188
     Commercial and Industrial               17,885                   12,697
     Consumer                                12,922                   13,661
                                           --------                 --------
     Total Loans                           $358,801                 $347,787


4. Earnings per share are based on the weighted average number of shares outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 2000 and 1999 were 5,661,063 and 5,790,058, respectively.

5. Dividends per share were $.60 and $.60 for the nine month periods ended September 30, 2000 and 1999, respectively. This represented a 54% payout of net income in 2000 and a 61% payout in 1999.

6. The results of operations for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Net Income for the quarter ending September 30, 2000 was $2,250,000, up $305,000 from the third quarter of 1999. The increase in net income was due primarily to an increase in net interest income. Net income per share, for the third quarter, was $.40, compared to the $.34 earned in the same period in 1999.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third quarter of 2000 was $10,290,000, $693,000 or 7% above the $9,597,000 earned in the same period of 1999. The $693,000 increase in interest income was due to a general rise in market interest rates and growth in total loans. The average yield on earning assets has increased 21 basis points over the same quarter in 1999. In an effort to manage interest rate risk, the bank continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $91 million.

Total interest expense for the third quarter of 2000 was $4,385,000, $415,000 or 10% above the $3,970,000 incurred for the same period in 1999. The $415,000 increase in interest expense was due primarily to the upward pressure on interest rates mentioned above.

Net interest income for the third quarter of 2000 was $5,905,000, compared to the $5,627,000 earned in the same period of 1999. The bank is being cautious on raising deposit interest rates, and loan growth and higher loan rates have improved margins.

Total non-interest income for the third quarter of 2000 was $681,000, $27,000 or 4% less than the same quarter in 1999. This was caused by a fall off in mortgage and installment loan insurance fees and appraisal fees.

Total non-interest expense for the third quarter of 2000 was $3,180,000, $6,000 less than the $3,186,000 incurred for the third quarter of 1999. There were no major differences from last year.

The provision for income taxes in the third quarter decreased $58,000 due to greater tax-free income and tax credits.

Nine months ended September 30,2000 compared to nine months ended September 30,1999

Net income for the first nine months of 2000 was $6,328,000, up $570,000 or 10% above the $5,758,000 earned for the same period of 1999. The increase in net income was due primarily to improved net interest income and lower loan loss provision as explained below. For the nine month period (annualized) of 2000, the return on average assets (ROA) and return on average equity (ROE) were 1.53% and 14.17%, respectively, compared to 1.40% and 12.50%, respectively, for 1999.

At September 30, 2000, total assets were approximately $568 million, reflecting a $16 million or 3% increase above September 30, 1999. Book value per share was $10.93 on September 30, 2000, compared to $10.51 on September 30,1999. The corporation's capital remained sound as shown by Total Shareholders Capital Ratio of 10.74% and a Total Risk-Based Capital Ratio of 20.16% on September 30, 2000.

Total interest income for the current nine month period was $29,730,000 up $1,196,000 or 4% from the $28,534,000 earned in the same period of 1999. The $1,196,000 increase in total interest income was due to rising interest rates in the general market economy translating to higher rates on new loans and securities.

Total interest expense for the current nine month period was $12,354,000, up $352,000 or 3% above the $12,002,000 incurred for the same period in 1999. The $352,000 increase in total interest expense was due to growth in borrowings and an increase in deposit interest rates.

Net interest income was $17,376,000 for the current period, $844,000 above the first nine months in 1999. Margins are improving and boosting total interest income. The bank has not been aggressive in bidding for deposits, which held down interest expense, but has also limited deposit growth.

Total non-interest income for the current nine month period was $1,989,000, $245,000 or 11% below the same period in 1999. The shortfall was centered in an insurance policy settlement on a key employee who died prematurely in 1999 and the inability to replace that income.

Total non-interest expense for the current nine month period was $9,807,000, $89,000 below the $9,896,000 incurred for the same period in 1999. The decrease was located in the previously mentioned insurance policy and lower expense for premises due to the closing of a supermarket branch.

The provision for income taxes was $3,050,000 for the current period, $168,000 above the same period in 1999 due to greater pretax income.


           INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                         Nine Months Ended
                                                         9/30/00   9/30/99
                                                           Rate      Rate
                                                         -------   -------
Earning Assets                                            7.53%     7.24%
Interest Bearing Liabilities                              3.88%     3.79%
Interest Rate Spread                                      3.65%     3.45%

Net Yield on Earning Assets                               4.40%     4.19%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 2000, was up 21 basis points compared to the same period in 1999. This is a result of higher market yields and growth on loans and securities. In addition, the corporation has not raised rates on deposits at the same speed.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                     Reserve for Possible Loan Losses
                              (In Thousands)              Nine Months Ended
                                                          9/30/00     9/30/99
                                                          -------     -------
Balance at Beginning of Period                             3,543       3,594
Provision Charged to Expense                                 180         230
Loans Charged Off                                            118         313
Recoveries                                                    38          40

Balance at End of Period                                   3,643       3,551

Ratios:
Net Charge-offs to:
Net Income                                                 1.26%       4.74%
Total Loans                                                 .02%        .08%
Reserve for Possible Loan Losses                           2.20%       7.69%

Reserve for Possible Loan Losses to:
Total Loans                                                1.02%       1.04%

The Reserve for Possible Loan Losses at September 30, 2000 was $3,643,000 (1.02% of Total Loans), an increase of $92,000 from $3,551,000 (1.04% of
Total Loans) at the end of the first nine months of 1999. Loans past due 90 days and still accruing amounted to $1,897,000 and non-accrual loans totaled $719,000 as of September 30, 2000. The ratio of non-performing assets plus other real estate owned to total assets was .64% at September 30, 2000. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. Other Real Estate Owned increased $865,000 since year-end due to foreclosure on a housing development that was acquired in the second quarter of 2000.

Loans past due 90 days and still accruing were $1,920,000 at year end 1999 while non-accruals stood at $1,615,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,756,000 in non-accrual loans, was approximately $119,000 for the first nine months of 2000.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $60,984,000 at September 30, 2000 compared to $60,715,000 at September 30, 1999, an increase of $269,000. The ratio of Total Shareholders' Equity to Total Assets was 11.01% at September 30, 1999, 10.96% at December 31, 1999, and 10.74% at September 30, 2000. The total risk-based capital ratio was 20.16% at September 30, 2000. The leverage ratio was 10.89% at September 30, 2000, and 11.05% during the same period in 1999. Capital at the corporation remains strong even with a 54% dividend payout ratio. The corporation repurchased and retired 167,300 shares since year-end 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 27% of total assets at September 30, 2000. This mix of assets would be readily available for funding any cash requirements. In addition, the bank has an approved line of credit of $225,621,000 at the Federal Home Loan Bank of Pittsburgh with $23,300,000 outstanding at September 30, 2000.

As of September 30, 2000, the cumulative asset sensitive gap was 3.8% of total assets at one month, .1% at six months, and 9.1% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K
              (a)  Exhibits
         The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 (i) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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

Exhibit 11    Statement Regarding Computation of Earnings Per Share.

Exhibit 27    Financial Data Schedule.

              (b)  Report on Form 8-K.

              The Registrant filed no Current Report on Form 8-K during the quarter ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ACNB CORPORATION


                                   Ronald L. Hankey, President

                                   John W. Krichten, Secretary/Treasurer


October 31, 2000

                               EXHIBIT INDEX

Exhibit Number     Description
-------------      --------------------------------------------------------
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