Form 10-K
period 2000-12-31
ACNB CORP
filed 2001-03-28
CIK 715579

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended December 31, 2000.
                       Commission file no. 0-11783.


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


Registrant's telephone number, including area code: (717)334-3161
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:


              COMMON CAPITAL STOCK    PAR VALUE $2.50 A SHARE
              -----------------------------------------------
                             (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 2001, ACNB Corporation had outstanding 5,436,101 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 28, 2001, was approximately
$85,063,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts II, III and IV. Portions of the Proxy Statement for the Annual Meeting of Shareholders, to be held May 1, 2001, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

    The Registrant owns all of the outstanding shares of Adams County National Bank (hereinafter the "Bank"). The Registrant, organized in 1983 and headquartered in Gettysburg, Pennsylvania, presently has no significant operations other than serving as a financial holding company.

    On March 31, 1999, ACNB Corporation acquired Farmers National Bancorp, Inc., a single-bank holding company located in Newville, Cumberland County, Pennsylvania, with assets of $44 million. The sole and wholly-owned subsidiary of Farmers National Bancorp, Inc. was Farmers National Bank of Newville. The rate of exchange was 2.266 shares of ACNB Corporation for every share of Farmers National Bancorp, Inc. Then, effective October 1, 2000, Farmers National Bank of Newville became a division of Adams County National Bank.

    The Bank engages in a full-service commercial and consumer banking and trust business. Adams County National Bank provides financial services to its customers through its community banking network of thirteen offices located throughout Adams County, Pennsylvania, and in Hanover, York County, Pennsylvania. Farmers National Bank of Newville, a division of Adams County National Bank, serves its marketplace via three banking offices in the Newville, Cumberland County, Pennsylvania area. As of December 31, 2000, the Registrant had a total of 160 full-time and 61 part-time employees.

    The Bank's primary services include accepting demand, savings and time deposits including NOW, SuperNOW, money market, passbook savings, a diversified array of certificates of deposit, IRAs, and club accounts. These services also include making secured and unsecured commercial and consumer loans; financing commercial transactions; making construction and mortgage loans; making residential mortgage loans and home equity lines of credit; making small business loans; making student loans; and, the renting of safe deposit box facilities. Further, the Bank's business loans include seasonal credit, collateral loans and term loans.

    Trust services provided by Adams County National Bank include services as executor and trustee under wills and deeds; estate planning and settlement; personal trust administration; and, investment planning and management. Trust services also include employee benefit services for employers such as pension and profit-sharing plans.

    The Bank has a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). See Management's Discussion and Analysis in the 2000 Annual Report to shareholders. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

    During 2000, ACNB Corporation, along with seven other banks, entered into a joint venture to form Pennsbank Insurance Company, an offshore reinsurance company. Each bank owns an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each bank is responsible for the activity in its respective cell. The limited 2000 financial activity for the insurance cell has been included in the consolidated financial statements.


SUPERVISION AND REGULATION

    The Registrant and the Bank are considered "affiliates" for purposes of
Section 23A of the Federal Reserve Act and, as such, are subject to certain limitations specified therein on the making of loans on, extensions of credit to, or investments in each other. The Gramm-Leach-Bliley Act of 1999, also called the Financial Services Modernization Act, repealed the Glass-Steagall Act, which prohibits commercial banks from engaging in the securities industry. The Financial Services Modernization Act permits national banks to engage in expanded activities, such as having a subsidiary engaged in any activity authorized for national banks, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which must be conducted through a subsidiary of a Financial Holding Company. The Registrant became a Financial Holding Company in Fourth Quarter 2000, as permitted under an amendment to the Bank Holding Company Act.


COMPETITION

    All phases of the Bank's business are highly competitive. The Bank's market area is the primary trading area of Adams County, Pennsylvania; a western portion of York County, Pennsylvania; central Cumberland County, Pennsylvania; and, the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County. The market concentration is in the area of Gettysburg, Pennsylvania. The Bank competes with local commercial banks, other commercial banks with branches in the Bank's market area, savings banks, and other financial service providers. The Bank considers its major competition to be PNC Bank, Allfirst Bank, Bank of Hanover, Peoples State Bank of East Berlin, M&T Bank, F&M Trust, and Orrstown Bank.

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

ITEM 2.  PROPERTIES

    ACNB Corporation owns two offices in Gettysburg, Pennsylvania. The office at 675 Old Harrisburg Road is the main office and administrative headquarters. The Registrant owns eight other offices and leases two facilities, which are spread throughout Adams County. In addition, the Registrant owns one office in western York County and two in central Cumberland County. A third facility in Cumberland County is leased. All three counties are located in southcentral Pennsylvania.


ITEM 3.  LEGAL PROCEEDINGS

    In the opinion of the management of the Registrant, there are no proceedings pending to which the Registrant and the Bank are a party or to which its property is subject, which, if determined adversely to the Registrant and the Bank, would be material in relation to the Registrant's and Bank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Registrant and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Registrant and the Bank by government authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.


                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    The information required by this Item, regarding market value, dividend payment, and number of shareholders, is set forth on page 53 of the Registrant's 2000 Annual Report to Shareholders, which is attached at
Exhibit 13 and incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is set forth on pages 15 and 46 of the Registrant's 2000 Annual Report to Shareholders, which is attached at Exhibit 13 and incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth on pages 16 through 24 of the Registrant's 2000 Annual Report to Shareholders, which is attached at Exhibit 13 and incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

    The information required by this Item is set forth on pages 20 through 21 of the Registrant's 2000 Annual Report to Shareholders, which is attached at Exhibit 13 and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth on pages 26 through 45 of the Registrant's 2000 Annual Report to Shareholders, which is attached at Exhibit 13 and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Board of Directors and Executive Officers" and "Information as to Nominees and Directors" in the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

    Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 2000, through December 31, 2000, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item, relating to executive compensation, is set forth in pages 7 through 13 and 22 of the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

    The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 19 and 20 of the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 15 of the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which page is incorporated herein by reference.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K.

    (a)   1.  Financial Statements.

              The following financial statements are included by reference in Part II, Item 8 hereof:

              Report of Independent Certified Public Accountants.
              Consolidated Statements of Condition.
              Consolidated Statements of Income.
              Consolidated Statements of Changes in Stockholders' Equity. Consolidated Statement of Cash Flows.
              Notes to Consolidated Financial Statements.

          2.  Financial Statement Schedules.

              Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

          3. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

              EXHIBIT 3(i)  Articles of Incorporation of ACNB Corporation,
                  as amended.

              EXHIBIT 3(ii)  Bylaws of Registrant.  (Incorporated by
                  reference to Exhibit 3(ii) of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.)

              EXHIBIT 10.1  Executive Employment Agreement Dated as of
                  January 1, 1998, between Adams County National Bank, ACNB Corporation and Ronald L. Hankey. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.)

              EXHIBIT 10.2  Executive Employment Agreement Dated as of
                  January 1, 2000, between Adams County National Bank, ACNB Corporation and Thomas A. Ritter. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001.)

              EXHIBIT 11  Statement Regarding the Computation of Earnings
                  Per Share.

              EXHIBIT 12  Statements Regarding the Computation of Ratios.
                  (Incorporated by reference to page 46 of the Registrant's 2000 Annual Report to Shareholders.)

              EXHIBIT 13  Excerpts from Registrant's 2000 Annual Report
                  to Shareholders.

                  (b) Reports on Form 8-K.
                      No Reports on Form 8-K were filed during the fourth quarter of 2000.

                  (c) The exhibits required herein are included in
                      Item 14(a)(3), above.

                  (d) Not applicable

              EXHIBIT 21  Subsidiaries of the Registrant.

              EXHIBIT 23  Consent of Independent Auditors.

ITEM 15.  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ACNB CORPORATION (Registrant)                          March 20, 2001
                                                    --------------------
                                                            Date


BY: /s/ Ronald L. Hankey                 BY: /s/ John W. Krichten
--------------------------------------   --------------------------------------
Ronald L. Hankey                         John W. Krichten
Chairman & CEO                           Secretary & Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 2001, by the following persons in the capacities indicated.

/s/ Philip P. Asper                      /s/ William B. Lower
--------------------------------------   --------------------------------------
Philip P. Asper                          William B. Lower
Director                                 Director

/s/ Guy F. Donaldson                     /s/ Ralph S. Sandoe
--------------------------------------   --------------------------------------
Guy F. Donaldson                         Ralph S. Sandoe
Director                                 Director

/s/ D. Richard Guise                     /s/ Marian B. Schultz
--------------------------------------   --------------------------------------
D. Richard Guise                         Marian B. Schultz
Director & Vice Chairman of the Board    Director

/s/ Ronald L. Hankey                     /s/ Jennifer L. Weaver
--------------------------------------   --------------------------------------
Ronald L. Hankey                         Jennifer L. Weaver
Director, Chairman & CEO                 Director

/s/ Edgar S. Heberlig                    /s/ Harry L. Wheeler
--------------------------------------   --------------------------------------
Edgar S. Heberlig                        Harry L. Wheeler
Director                                 Director

/s/ Wayne E. Lau
--------------------------------------
Wayne E. Lau
Director

                               EXHIBIT INDEX


              EXHIBIT 3(i)  Articles of Incorporation of ACNB Corporation,
                  as amended.

              EXHIBIT 3(ii)  Bylaws of Registrant.  (Incorporated by
                  reference to Exhibit 3(ii) of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.)

              EXHIBIT 10.1  Executive Employment Agreement Dated as of
                  January 1, 1998, between Adams County National Bank, ACNB Corporation and Ronald L. Hankey. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.)

              EXHIBIT 10.2  Executive Employment Agreement Dated as of
                  January 1, 2000, between Adams County National Bank, ACNB Corporation and Thomas A. Ritter. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001.)

              EXHIBIT 11  Statement Regarding the Computation of Earnings
                  Per Share.

              EXHIBIT 12  Statements Regarding the Computation of Ratios.
                  (Incorporated by reference to page 46 of the Registrant's 2000 Annual Report to Shareholders.)

              EXHIBIT 13  Excerpts from Registrant's 2000 Annual Report
                  to Shareholders.

              EXHIBIT 21  Subsidiaries of the Registrant.

              EXHIBIT 23  Consent of Independent Auditors.