Form 10-Q
period 2001-03-31
ACNB CORP
filed 2001-05-08
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2001
                              --------------------------------------------------
                                       OR
| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                              ----------------------    ------------------------
Commission file number   0-11783
                      ----------------------------------------------------------

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

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    -----

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                         -------   -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                   Outstanding at March 31, 2001 - 5,436,101

PART I                                         ITEM I FINANCIAL INFORMATION
                                            ACNB CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CONDITION



                                                       3/31             3/31              12/31
                                                       2001             2000               2000
ASSETS                                                         (000 omitted)
  Cash and Due from Banks                          $ 20,616         $ 26,755           $ 20,202
  Investment Securities
     Securities Held to Maturity                     62,134           67,243             63,724
     Securities Available for Sale                  103,911           92,597            108,342
                                                   --------         --------           --------
  Total Investment Securities                       166,045          159,840            172,066


  Federal Funds Sold                                  8,659            1,146              3,514
  Loans                                             358,879          347,340            360,990
    Less: Reserve for Loan Losses                    (3,712)          (3,558)            (3,695)
                                                   --------         --------           --------
  Net Loans                                         355,167          343,782            357,295

  Premises and Equipment                              4,989            4,467              4,688
  Other Real Estate                                   1,077              120                981
  Other Assets                                       13,979            9,279              8,584
                                                   --------         --------           --------
TOTAL ASSETS                                       $570,532         $545,389           $567,330
                                                   ========         ========           ========
LIABILITIES
  Deposits
    Noninterest Bearing                              63,858           64,707             66,739
    Interest Bearing                                393,412          392,579            386,410
                                                   --------          -------           --------
  Total Deposits                                    457,270          457,286            453,149

  Securities Sold Under
  Agreement To Repurchase                            27,341           23,331             32,207
  Borrowing Federal Home Loan Bank                   16,965                0             16,300
  Demand Notes U.S. Treasury                            450              450                450
  Other Liabilities                                   6,503            5,044              4,787
                                                   --------         --------           --------
TOTAL LIABILITIES                                   508,529          486,111            506,893

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,436,101 shares issued and
  outstanding at 3/31/01                             13,590           14,223             13,602
  Surplus                                                 0            1,016                  0
  Retained Earnings                                  47,135           46,593             46,258
  Net unrealized gains (losses) on securities
  available for sale                                  1,278           (2,554)               577
                                                   --------         --------           --------
TOTAL SHAREHOLDERS' EQUITY                           62,003           59,278             60,437

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                             $570,532         $545,389           $567,330
                                                   ========         ========           ========

See accompanying notes to financial statements.


                        ACNB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended
                                                               3/31
                                                       2001             2000
                                                           (000 omitted)
  INTEREST INCOME
    Loan Interest and Fees                           $7,232           $6,827
    Interest and Dividends on
    Investment Securities                             2,792            2,628
    Interest on Federal Funds Sold                       71               15
    Interest on Balances with
    Depository Institutions                              38              111
                                                     ------           ------
  TOTAL INTEREST INCOME                              10,133            9,581

  INTEREST EXPENSE
    Deposits                                          3,840            3,621
    Other Borrowed Funds                                674              317
                                                     ------           ------
  TOTAL INTEREST EXPENSE                              4,514            3,938

  NET INTEREST INCOME                                 5,619            5,643
    Provision for Loan Losses                            60               60

  NET INTEREST INCOME AFTER PROVISION                ------           ------
  FOR LOAN LOSSES                                     5,559            5,583

  OTHER INCOME
    Trust Department                                    158              121
    Service Charges on Deposit Accounts                 238              219
    Other Operating Income                              454              278
    Securities Gains                                      0               24
                                                     ------           ------
  TOTAL OTHER INCOME                                    850              642

  OTHER EXPENSES
    Salaries and Employee Benefits                    1,846            1,842
    Premises and Fixed Assets                           563              503
    Other Expenses                                      990              952
                                                     ------           ------
  TOTAL OTHER EXPENSE                                 3,399            3,297

  INCOME BEFORE INCOME TAX                            3,010            2,928
    Applicable Income Tax                               982              945
                                                     ------           ------
  NET INCOME                                         $2,028           $1,983
                                                     ======           ======

  EARNINGS PER SHARE*                                 $0.37            $0.35
  DIVIDENDS PER SHARE*                                 0.20             0.20

  *Based on 5,436,165 shares outstanding in 2001 and 5,661,063 in 2000

  See accompanying notes to financial statements.

                                        ACNB CORPORATION AND SUBSIDIARIES
                                             STATEMENT OF CASH FLOWS

                                                                                  Three months ended
                                                                                         3/31
                                                                              2001                 2000
                                                                                     (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Interest and Dividends Received                                               $ 9,705             $ 9,263
Fees and Commissions Received                                                     938                 817
Interest Paid                                                                  (3,975)             (3,464)
Cash Paid to Suppliers and Employees                                           (8,479)             (3,620)
Income Taxes Paid                                                                   0                (130)
       Net Cash (Used in) Provided by Operating Activities                     (1,811)              2,866

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                                  7,047               3,493
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                                                   0             (10,549)
Principal Collected on Loans                                                   17,862              18,030
Loans Made to Customers                                                       (15,889)            (17,577)
Capital Expenditures                                                             (409)               (113)
        Net Cash (Used in) Provided by Investing Activities                     8,611              (6,716)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                               (4,488)                560
Proceeds from Sale of Certificates of Deposit                                   8,837               6,196
Payments for Maturing Certificates of Deposit                                  (5,094)             (8,149)
Dividends Paid                                                                 (1,087)             (1,150)
Increase (Decrease) in Borrowings                                                 665                   0
Retirement of Common Stock                                                        (74)             (1,096)
         Net Cash Used in Financing Activities                                 (1,241)             (3,639)
Net Increase (Decrease) in Cash and Cash Equivalents                            5,559              (7,489)
Cash and Cash Equivalents:  Beginning of Period                                23,716              35,390
                            End of Period                                     $29,275             $27,901

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                                    $ 2,028             $ 1,983
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                     108                 170
Provision for Possible Credit Losses                                               60                  60
Provision for Deferred Taxes                                                        0                 (12)
(Amortization) Accretion of Investment Securities Premiums                         59                   0
Increase (Decrease) in Taxes Payable                                              982                 827
(Increase) Decrease in Interest Receivable                                          6                (194)
Increase (Decrease) in Interest Payable                                           539                 474
Increase (Decrease) in Accrued Expenses                                           364                  74
(Increase) Decrease in Other Assets                                            (5,552)               (567)
Increase (Decrease) in Other Liabilities                                         (405)                 51
         Net Cash (Used in) Provided by Operating Activities                  $(1,811)            $ 2,866


DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 2001 and 2000 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 2000 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at March 31, 2001 and December 31, 2000 were as follows:

                                             3/31/01              12/31/00
                                        Amortized    Fair     Amortized    Fair
                                           Cost     Value        Cost     Value
                                                      (000 omitted)

U.S. Treasury and U.S. Government
  Agencies  (held to maturity)           50,743     52,176     50,955     51,711
State and Municipal (held to
  maturity)                               2,468      2,485      2,624      2,606
Corporate (held to maturity)              5,397      5,444      6,619      6,639
U.S. Government Agencies
  (available for sale)                  101,971    103,911    107,467    108,342
Restricted Equity Securities              3,526      3,526      3,526      3,526
                                       --------   --------   --------   --------
TOTAL                                  $164,105   $167,542   $171,191   $172,824


Income earned on investment securities was as follows:

                                          Three Months Ended March 31
                                             2001             2000
                                                 (000 omitted)
U.S. Treasury                                  245             255
U.S. Government Agencies                     2,339           2,136
State and Municipal                             30              48
Other Investments                              178             189
                                             -----           -----
                                             2,792           2,628

3.   Gross loans are summarized as follows:

                                                   March 31        December 31
                                                          (000 omitted)
                                                   2001               2000

     Real Estate                                  313,496           314,385
     Real Estate Construction                      15,262            15,786
     Commercial and Industrial                     17,210            18,376
     Consumer                                      12,911            12,443
                                                 --------          --------
     Total Loans                                 $358,879          $360,990


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2001 and 2000 were 5,436,165 and 5,661,063 respectively.

5. Dividends per share were $.20 and $.20 for the three month periods ended March 31, 2001 and 2000 respectively. This represented a 54% payout of net income in 2001 and a 57% payout in 2000.

6. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Registrant's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Registrant, and its wholly-owned subsidiary, Adams County National Bank, follow. The Registrant's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the corporation's 2000 Annual Report to Shareholders. Current performance does not guarantee, assure, and is not necessarily indicative of similar performance in the future.

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

Three months ended March 31, 2001 compared to three months ended March 31, 2000
-------------------------------------------------------------------------------

Net Income for the three month period ending March 31, 2001 was $2,028,000, up $45,000 from the first quarter of 2000. Net interest income was down, but total other income was up and other expense was up. The first quarter increase is due to cost control in wages and salaries and improvements in other income. Net income per share, for the first quarter, was $.37, compared to the $.35 earned in the same period in 2000. For the three month period (annualized) in 2001, the return on average assets and return on average equity were 1.44% and 13.32%, respectively, compared to 1.47% and 12.84%, respectively for 2000.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 2001 was $10,133,000, up $552,000 or 5.8% above the $9,581,000 earned in the same period of 2000. The $552,000 increase in interest income was due to improved yield on earning assets. The average yield on earning assets has increased 20 basis points over the same quarter in 2000. In an effort to manage interest rate risk, the Registrant continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $85 million. Income from loans and securities during the current period increased approximately $569,000 due to increased volume and interest rates.

Total interest expense for the first three month period of 2001 was $4,514,000, up $576,000 or 14.6% from the $3,938,000 incurred for the same period in 2000. The $576,000 increase in interest expense was due to increased interest rates and increased borrowings at the Federal Home Loan Bank. Since the increase in interest expense exceeded the increase in interest income, net interest income was adversely effected and narrowed by $24,000.

Total other income for the first three month period of 2001 at $850,000, was $208,000 greater than the same quarter in 2000. This was primarily due to new premium income earned from an investment in Pennbanks Insurance Company of $132,000. This was offset by an equal amount of expense (see below). The additional increase was spread across Trust, service charges on deposits, and an investment known as bank owned life insurance (BOLI).

Total other expense for the first three month period of 2001 was $3,399,000, up $102,000 from the $3,297,000 incurred for the first quarter of 2000. The increase was centered in Pennbanks Insurance Company expense of $132,000. Tight cost control kept other expenses, including salary and employment benefits, at or below the year 2000, though this trend is not expected to continue through the remainder of the year.

The provision for income taxes in the first quarter increased $37,000 due to a higher level of pretax earnings.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                                                     Three Months Ended
                                                 3/31/01          3/31/00
                                                  Rate             Rate

Earning Assets                                    7.58%           7.38%
Interest Bearing Liabilities                      4.12%           3.77%
Interest Rate Spread                              3.46%           3.61%

Net Yield on Earning Assets                       4.21%           4.35%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 2001, was down 14 basis points compared to the same period in 2000. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have risen and fallen over the last twelve months. This was beneficial during the last half of 2000, but not during first quarter 2001.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                        Reserve for Possible Loan Losses
                                 (In Thousands)         Three Months Ended
                                                   3/31/01            3/31/00

Balance at Beginning of Period                      3,695             3,543
Provision Charged to Expense                           60                60
Loans Charged Off                                      62                63
Recoveries                                             19                18

Balance at End of Period                            3,712             3,558
Ratios:
Net Charge-offs to:
Net Income                                           2.12%             2.27%
Total Loans                                           .01%              .01%
Reserve for Possible Loan Losses                     1.16%             1.26%

Reserve for Possible Loan Losses to:
Total Loans                                          1.03%             1.02%

The Reserve for Possible Loan Losses at March 31, 2001 was $3,712,000 (1.03% of Total Loans), an increase of $154,000 from $3,558,000 (1.02% of Total Loans) at the end of the first three months of 2000. Loans past due 90 days and still accruing were $1,390,000 and non-accrual loans were $1,572,000, as of March 31, 2001. The ratio of non-performing assets plus other real estate owned to total assets was .71%, at March 31, 2001. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,528,000, at year end 2000, while non-accruals were at $1,318,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,445,000 in non-accrual loans, was approximately $31,000 for the first three months of 2001.

The bank considers a loan impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due. We measure impaired loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a lender must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the corporation's impaired loans were on a non-accrual status for all reported periods.

CAPITAL MANAGEMENT

Total Shareholders' Equity was $62,003,000 at March 31, 2001, compared to $59,278,000 at March 31, 2000, an increase of $2,725,000 or 4.6% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.65% at December 31, 2000, 10.87% at March 31, 2000, and 10.87% at March 31, 2001. The
total risk-based capital ratio was 20.37% at March 31, 2001. The leverage ratio was 10.99% at March 31, 2001, and 10.96% during the same period in 2000. Capital at the corporation remains strong even with a 54% dividend payout ratio. The decrease in capital is due to a stock repurchase plan and a change in the value of securities available for sale.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 27% of total assets at March 31, 2001. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $266,238,000 at the Federal Home Loan Bank of Pittsburgh with $16,965,000 outstanding at March 31, 2001.

As of March 31, 2001, the cumulative asset sensitive gap was 8.8% of total assets at one month, 5.1% at six months, and 12.5% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders
         - Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K
               (a)  Exhibits
         The following Exhibits are included in this Report:

Exhibit 3(i)   Articles of Incorporation of Registrant (Incorporated by
                Reference to Exhibit 3 ( i ) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
Exhibit 3(ii)  Bylaws of Registrant (Incorporated by Reference to Exhibit
                3(ii) in Registrant's Report of Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 10.1   Executive Employment Agreement Dated as of January 1, 1998
                between Adams County National Bank, ACNB Corporation and Ronald
                L. Hankey (Incorporated By Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, Filed with the Commission on March 25, 1998).
Exhibit 10.2   Executive Employment Agreement Dated as of January 1, 2000
                between Adams County National Bank, ACNB Corporation and Thomas
                A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11     Statement Regarding Computation of Earnings Per Share.
               (b)  Report on Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACNB CORPORATION


                            Thomas A. Ritter, President
May 4, 2001

                            John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i)   Articles of Incorporation of Registrant (Incorporated by
                Reference to Exhibit 3 ( i ) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
Exhibit 3(ii)  Bylaws of Registrant (Incorporated by Reference to Exhibit
                3(ii) of Registrant's Report on Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 10.1   Executive Employment Agreement Dated as of January 1, 1998
                between Adams County National Bank, ACNB Corporation and Ronald
                L. Hankey (Incorporated By Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, Filed with the Commission on March 25, 1998).
Exhibit 10.2   Executive Employment Agreement Dated as of January 1, 2000
                between Adams County National Bank, ACNB Corporation and Thomas
                A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11     Statement Regarding Computation of Earnings Per Share.