Form 10-Q
period 2001-06-30
ACNB CORP
filed 2001-08-03
CIK 715579

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 2001
                               -------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ----------------------


Commission file number       0-11783
                       ---------------------------------------------------------

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of corporation as specified in its charter)

        PENNSYLVANIA                                              23-2233457
-------------------------------------------------------------------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)


675 OLD HARRISBURG ROAD, GETTYSBURG, PA                   17325
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


Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---   ----

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at June 30, 2001 - 5,436,101
--------------------------------------------------------------------------------

PART I

                                              ITEM I  FINANCIAL INFORMATION
                                            ACNB CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CONDITION



                                                       6/30                 6/30                12/31
                                                       2001                 2000                 2000
ASSETS                                                                (000 omitted)
  Cash and Due from Banks                          $ 46,734             $ 21,094             $ 20,202
  Investment Securities
     Securities Held to Maturity                     47,515               63,239               63,724
     Securities Available for Sale                   92,541              113,496              108,342
                                                   --------             --------             --------
  Total Investment Securities                       140,056              176,735              172,066


  Federal Funds Sold                                      0                  800                3,514
  Loans                                             359,916              353,099              360,990
    Less: Reserve for Loan Losses                    (3,757)              (3,611)              (3,695)
                                                   --------             --------             --------
  Net Loans                                         356,159              349,488              357,295

  Premises and Equipment                              5,409                4,494                4,688
  Other Real Estate                                   1,262                1,069                  981
  Other Assets                                       17,354                9,470                8,584
                                                   --------             --------             --------
TOTAL ASSETS                                       $566,974             $563,150             $567,330
                                                   ========             ========             ========
LIABILITIES
  Deposits
    Noninterest Bearing                              67,317               64,905               66,739
    Interest Bearing                                407,628              392,820              386,410
                                                   --------             --------             --------
  Total Deposits                                    474,945              457,725              453,149

  Securities Sold Under
  Agreement To Repurchase                            24,274               23,405               32,207
  Borrowing Federal Home Loan Bank                        0               18,100               16,300
  Demand Notes U.S. Treasury                            450                  450                  450
  Other Liabilities                                   5,070                4,044                4,787
                                                   --------             --------             --------
TOTAL LIABILITIES                                   504,739              503,724              506,893

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
    20,000,000 shares authorized:
    5,436,101 shares issued and
    outstanding at 6/30/01                           13,590               14,061               13,602
  Surplus                                                 0                   32                    0
  Retained Earnings                                  48,031               47,453               46,258
  Net unrealized gains (losses) on securities
    available for sale                                  614               (2,120)                 577
                                                   --------             --------             --------
TOTAL SHAREHOLDERS' EQUITY                           62,235               59,426               60,437

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                             $566,974             $563,150             $567,330
                                                   ========             ========             ========

See accompanying notes to financial statements.


                                                 ACNB CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended          Six Months Ended
                                                                 6/30                       6/30

                                                         2001             2000        2001         2000
                                                              (000 omitted)           (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                               $7,088           $7,038      $14,320      $13,865
  Interest and Dividends on
    Investment Securities                               2,517            2,653        5,309        5,281
  Interest on Federal Funds Sold                          127               23          198           38
  Interest on Balances with
    Depository Institutions                                99              145          137          256
                                                       ------           ------      -------      -------
TOTAL INTEREST INCOME                                   9,831            9,859       19,964       19,440

INTEREST EXPENSE
  Deposits                                              3,851            3,702        7,691        7,323
  Other Borrowed Funds                                    256              329          930          646
                                                       ------           ------      -------      -------
TOTAL INTEREST EXPENSE                                  4,107            4,031        8,621        7,969

NET INTEREST INCOME                                     5,724            5,828       11,343       11,471
  Provision for Loan Losses                                60               60          120          120

NET INTEREST INCOME AFTER PROVISION                    ------           ------      -------      -------
FOR LOAN LOSSES                                         5,664            5,768       11,223       11,351

OTHER INCOME
  Trust Department                                        120              181          278          302
  Service Charges on Deposit Accounts                     340              233          578          452
  Other Operating Income                                  352              252          806          530
  Securities Gains                                          0                0            0           24
                                                       ------           ------      -------      -------
TOTAL OTHER INCOME                                        812              666        1,662        1,308

OTHER EXPENSES
  Salaries and Employee Benefits                        1,999            1,947        3,845        3,789
  Premises and Fixed Assets                               467              450        1,030          953
  Other Expenses                                        1,140              933        2,130        1,885
                                                       ------           ------      -------      -------
TOTAL OTHER EXPENSE                                     3,606            3,330        7,005        6,627

INCOME BEFORE INCOME TAX                                2,870            3,104        5,880        6,032
  Applicable Income Tax                                   885            1,009        1,867        1,954
                                                       ------           ------      -------      -------
NET INCOME                                             $1,985           $2,095      $ 4,013      $ 4,078
                                                       ======           ======      =======      =======

EARNINGS PER SHARE*                                     $0.37            $0.37        $0.74        $0.72
DIVIDENDS PER SHARE*                                     0.20             0.20         0.40         0.40

*Based on 5,436,133 shares outstanding in 2001 and 5,690,172 in 2000

See accompanying notes to financial statements.


                                         ACNB CORPORATION AND SUBSIDIARIES
                                              STATEMENT OF CASH FLOWS

                                                                                Six months ended
                                                                                      6/30
                                                                           2001               2000
                                                                                (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                        $ 19,125             $ 18,941
Fees and Commissions Received                                             1,824                1,645
Interest Paid                                                            (8,282)              (7,722)
Cash Paid to Suppliers and Employees                                    (14,788)              (7,123)
Income Taxes Paid                                                        (1,973)              (1,936)
       Net Cash (Used in) Provided by Operating Activities               (4,094)               3,805

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
  and Interest Bearing Balances with Other Banks                         31,998                6,867
Purchase of Investment Securities and Interest
  Bearing Balances with Other Banks                                           0              (30,384)
Principal Collected on Loans                                             40,751               32,665
Loans Made to Customers                                                 (40,016)             (38,928)
Capital Expenditures                                                       (936)                (240)
        Net Cash (Used in) Provided by Investing Activities              31,797              (30,020)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
  Savings Accounts                                                        5,459                5,585
Proceeds from Sale of Certificates of Deposit                            18,875               12,164
Payments for Maturing Certificates of Deposit                           (10,471)             (18,629)
Dividends Paid                                                           (2,174)              (2,290)
Increase (Decrease) in Borrowings                                       (16,300)              18,100
Retirement of Common Stock                                                  (74)              (2,211)
         Net Cash Used in Financing Activities                           (4,685)              12,719
Net Increase (Decrease) in Cash and Cash Equivalents                     23,018              (13,496)
Cash and Cash Equivalents:  Beginning of Period                          23,716               35,390
                            End of Period                              $ 46,734             $ 21,894

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                             $  4,013             $  4,078
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                               215                  270
Provision for Possible Credit Losses                                        120                  120
Provision for Deferred Taxes                                                (85)                   0
(Amortization) Accretion of Investment Securities Premiums                   12                   48
Increase (Decrease) in Taxes Payable                                        (21)                 (37)
(Increase) Decrease in Interest Receivable                                  (75)                (476)
Increase (Decrease) in Interest Payable                                     339                  247
Increase (Decrease) in Accrued Expenses                                     468                 (420)
(Increase) Decrease in Other Assets                                      (8,466)                (291)
Increase (Decrease) in Other Liabilities                                   (614)                 266
          Net Cash (Used in) Provided by Operating Activities          $ (4,094)            $  3,805

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 2001 and 2000 and December 31, 2000 and the results of its operations for the six months ended June 30, 2001 and 2000 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 2000 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at June 30, 2001 and December 31, 2000 were as follows:

                                             6/30/01                    12/31/00
                                            Amortized      Fair         Amortized       Fair
                                               Cost        Value          Cost          Value
                                                                (000 omitted)
     U.S. Treasury and U.S. Government
       Agencies (held to maturity)           40,744        41,735        50,955        51,711
     State and Municipal (held to
       maturity)                              2,223         2,231         2,624         2,606
     Corporate (held to maturity)             4,478         4,516         6,619         6,639
     U.S. Government Agencies
       (available for sale)                  91,610        92,541       107,467       108,342
     Restricted Equity Securities                70            70         3,526         3,526
                                           --------      --------      --------      --------

     TOTAL                                 $139,125      $141,093      $171,191      $172,824


     Income earned on investment securities was as follows:

                                                Six Months Ended June 30
                                                2001                 2000
                                                       (000 omitted)
     U.S. Treasury                               343                  509
     U.S. Government Agencies                  4,604                4,303
     State and Municipal                          59                   93
     Other Investments                           303                  376
                                               -----                -----
                                               5,309                5,281

3.   Gross loans are summarized as follows:
                                                 June 30            December 31
                                                  2001                  2000
                                                          (000 omitted)
     Real Estate                                 316,142              314,385
     Real Estate Construction                     14,088               15,786
     Commercial and Industrial                    17,525               18,376
     Consumer                                     12,161               12,443
                                                --------             --------

     Total Loans                                $359,916             $360,990


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 2001 and 2000 were 5,436,133 and 5,690,172 respectively.

5. Dividends per share were $.40 and $.40 for the six month periods ended June 30, 2001 and 2000 respectively. This represented a 54% payout of net income in 2001 and a 56% payout in 2000.

6. The results of operations for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended June 30, 2001 compared to three months ended June 30, 2000
-----------------------------------------------------------------------------

     Net Income for the three month period ending June 30, 2001 was $1,985,000, down $110,000 from the second quarter of 2000. Net interest income was down $104,000, but total other income was up and other expense was up. The second quarter decrease is due to a decline in net interest income and greater growth in total other expense than total other income. Net income per share, for the second quarter, was $.37, compared to the $.37 earned in the same period in 2000. For the three month period (annualized) in 2001, the return on average assets and return on average equity were 1.42% and 12.92%, respectively, compared to 1.44% and 13.32%, respectively for 2000.

     An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

     Total interest income for the second three month period of 2001 was $9,831,000, down $28,000 or 0.3% below the $9,859,000 earned in the same period of 2000. The $28,000 decrease in interest income was due to falling yield on earning assets. In an effort to manage interest rate risk, the Registrant continues to invest in mortgage-backed securities classified as available-for-sale and now holds a total volume of over $81 million. Income from loans and securities during the current period decreased approximately $86,000 due to declining volume and interest rates.

     Total interest expense for the second three month period of 2001 was $4,107,000, up $76,000 or 1.9% from the $4,031,000 incurred for the same period in 2000. The $76,000 increase in interest expense was due to increased deposits. Since interest expense increased while interest income fell, net interest income was adversely effected and narrowed by $104,000.

     Total other income for the second three month period of 2001 at $812,000, was $146,000 greater than the same quarter in 2000. This was due to new premium income earned from an investment in Pennbanks Insurance Company of $30,000, a $107,000 increase in service charges on deposits, and additional income from Bank Owned Life Insurance (BOLI).

     Total other expense for the second three month period of 2001 was $3,606,000, up $276,000 from the $3,330,000 incurred for the second quarter of 2000. The increase was due to Pennbanks Insurance Company expense of $15,000, a salaries and employee benefits increase of $52,000, and increases in postage, supplies, contributions and professional services.

     The provision for income taxes in the second quarter decreased $124,000 due to a lower level of pretax earnings and Bank Owned Life Insurance (BOLI).

Six months ended June 30, 2001 compared to six months ended June 30, 2000
-------------------------------------------------------------------------

     Net income for the first six months of 2001 was $4,013,000, down $65,000 or 2% below the $4,078,000 earned for the same period of 2000. The decrease in net income was due primarily to weakening net interest income and growing total other expense as explained below. For the six month period (annualized) of 2001, the return on average assets (ROA) and return on average equity (ROE) were 1.43% and 13.12%, respectively, compared to 1.50% and 13.74%, respectively, for 2000.

     At June 30, 2001, total assets were approximately $567 million, reflecting a $4 million or 1% increase above June 30, 2000. The increase in other assets from $8,584,000 at December 31, 2000 to $17,354,000 at June 30, 2001 was due to
the purchase of approximately $5,500,000 in Bank Owned Life Insurance and the reclassification of $3,500,000 in restricted securities to other assets. As explained more fully under Capital Management section, book value per share was $10.45 on June 30, 2001, compared to $10.57 on June 30, 2000. The corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 10.98% and a Total Risk-Based Capital Ratio of 20.34% on June 30, 2001.

     Total interest income for the current six month period was $19,964,000 up $524,000 or 3% from the $19,440,000 earned in the same period of 2000. The $524,000 increase in total interest income was due to rising interest rates in the general market economy in 2000 translating to higher rates on new loans and securities. In first half 2001, market rates fell rapidly but the effect had still not been fully assimilated by the corporation's balance sheet.

     Total interest expense for the current six month period was $8,621,000, up $652,000 or 8% above the $7,969,000 incurred for the same period in 2000. The $652,000 increase in total interest expense was due to rising interest rates through the year 2000.

     Net interest income was $11,343,000 for the current period, $128,000 below the first six months in 2000. Margins are slipping and hurting net interest income. The bank has shifted to a funds sold position from a funds purchased position since June of 2000, but has been unable to improve net yield.

     Total non-interest income for the current six month period was $1,662,000, $354,000 or 27% above the same period in 2000. The increase was caused by income of $162,000 provided by Pennbanks (see below), a $126,000 improvement in service charges on deposit accounts, $26,000 from accounting service fees, $23,000 in safe deposit box rent, and $120,000 on Bank Owned Life Insurance.

     Total non-interest expense for the current six month period was $7,005,000, $378,000 above the $6,627,000 incurred for the same period in 2000. The increase was located in the previously mentioned Pennbanks insurance subsidiary ($147,000) a $56,000 increase in salaries and benefits and a $77,000 increase in occupancy expense.

     The provision for income taxes was $1,867,000 for the current period, $87,000 below the same period in 2000 due to lower pretax income and Bank Owned Life Insurance, which is tax free for federal tax purposes.


              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                                                              Six Months Ended
                                                            6/30/01      6/30/00
                                                            Rate          Rate

Earning Assets                                              7.51%         7.46%
Interest Bearing Liabilities                                3.97%         3.80%
Interest Rate Spread                                        3.54%         3.66%

Net Yield on Earning Assets                                 4.27%         4.40%

     Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

     The Net Yield on Earning Assets, for the first six months of 2001, was down 13 basis points compared to the same period in 2000. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have risen and fallen over the last twelve months. This was beneficial during the last half of 2000, but not during first half 2001.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                                                Reserve for Possible Loan Losses
                                                         (In Thousands)
                                                       Six Months Ended
                                                     6/30/01        6/30/00

Balance at Beginning of Period                        3,695         3,543
Provision Charged to Expense                            120           120
Loans Charged Off                                        81            82
Recoveries                                               23            30

Balance at End of Period                              3,757         3,611

Ratios:
Net Charge-offs to:
Net Income                                                 1.45%           1.28%
Total Loans                                                 .02%            .01%
Reserve for Possible Loan Losses                           1.54%           1.44%

Reserve for Possible Loan Losses to:
Total Loans                                                1.04%           1.02%

     The Reserve for Possible Loan Losses at June 30, 2001 was $3,757,000 (1.04% of Total Loans), an increase of $146,000 from $3,611,000 (1.02% of Total Loans) at the end of the first six months of 2000. Loans past due 90 days and still accruing were $1,547,000 and non-accrual loans were $1,193,000, as of June 30, 2001. The ratio of non-performing assets plus other real estate owned to total assets was .71%, at June 30, 2001. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

     Loans past due 90 days and still accruing were $1,528,000, at year end 2000, while non-accruals were at $1,318,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,163,000 in non-accrual loans, was approximately $47,000 for the first six months of 2001.

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

CAPITAL MANAGEMENT

     Total Shareholders' Equity was $62,235,000 at June 30, 2001, compared to $59,426,000 at June 30, 2000, an increase of $2,809,000 or 4.7% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.65% at December 31, 2000, 10.55% at June 30, 2000, and 10.98% at June 30, 2001. The
total risk-based capital ratio was 20.34% at June 30, 2001. The leverage ratio was 10.79% at June 30, 2001, and 10.94% during the same period in 2000. Capital at the corporation remains strong even with a 54% dividend payout ratio. The decrease in capital is due to a stock repurchase plan and a change in the value of securities available for sale.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 26% of total assets at June 30, 2001. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $258,931,000 at the Federal Home Loan Bank of Pittsburgh with $-0- outstanding at June 30, 2001.

     As of June 30, 2001, the cumulative asset sensitive gap was 11.9% of total assets at one month, 10.5% at six months, and 16.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - Nothing to report.

Item 2.  Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) An annual meeting of shareholders was held at 1:00 p.m. on May 1, 2001 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

(b) (c)  Five matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at twelve (12):

                      Votes Cast            Votes Cast             Votes
                        "FOR"               "AGAINST"            ABSTAINED
                      ---------             ---------            ---------
                      3,877,848               50,820              12,320

Proposal to fix the number of Class 1 Directors at four (4):

                      Votes Cast            Votes Cast             Votes
                        "FOR"               "AGAINST"            ABSTAINED
                      ---------             ---------            ---------
                      3,900,537               29,545              10,906

Proposal to fix the number of Class 3 Directors at five (5):

                      Votes Cast            Votes Cast           Votes
                        "FOR"               "AGAINST"          "ABSTAINED"
                      ----------            ---------          -----------
                      3,893,210               32,047             15,731

Election of two (2) Class 3 Directors to serve a one-year term:

                                                    Votes Cast          Votes
Director                     Term Expires             "FOR"           "WITHHELD"
--------                     ------------           ----------        ----------
Philip P. Asper                 2002                3,852,513           88,475
Thomas A. Ritter                2002                3,878,152           62,836

Election of four (4) Class 1 Directors to serve for a three-year term:

                                                    Votes Cast          Votes
Director                     Term Expires             "FOR"           "WITHHELD"
--------                     ------------           ----------        ----------
D. Richard Guise                2004                3,876,758           64,230
Ronald L. Hankey                2004                3,866,160           74,828
Edgar S. Heberlig               2004                3,885,597           55,391
Marian B. Schultz               2004                3,891,430           49,558

Directors whose term continued after meeting:

(Class 2 Directors)                         (Class 3 Directors)
Wayne E. Lau          (2003)                Guy F. Donaldson     (2002)
Jennifer L. Weaver    (2003)                William B. Lower     (2002)
Harry L. Wheeler      (2003)                Ralph S. Sandoe      (2002)

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

              (b) Report on Form 8-K.
     The Registrant filed no Current Report on Form 8-K during the quarter ended June 30, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACNB CORPORATION



                               Ronald L. Hankey, Chairman/CEO
August 1, 2001


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