Form 10-Q
period 2001-10-31
ACNB CORP
filed 2001-11-13
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2001
                               -------------------------------------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
                               -----------------------     ---------------------

Commission file number     0-11783
                         -------------------------------------------------------

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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the corporation has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                   Outstanding at October 31, 2001 - 5,436,101


PART I

                                     ITEM I

                             FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                9/30                  9/30              12/31
                                                                2001                  2000               2000
                                                                               (000 omitted)
ASSETS
  Cash and Due from Banks                                    $48,495               $21,772            $20,202
  Investment Securities
     Securities Held to Maturity                              45,556                61,422             63,724
     Securities Available for Sale                           107,913               112,559            108,342
                                                            --------              --------           --------
  Total Investment Securities                                153,469               173,981            172,066


  Federal Funds Sold                                               0                 1,834              3,514
  Loans                                                      359,659               358,801            360,990
    Less: Reserve for Loan Losses                             (3,778)               (3,643)            (3,695)
                                                            --------              --------           --------
  Net Loans                                                  355,881               355,158            357,295

  Premises and Equipment                                       5,133                 4,431              4,688
  Other Real Estate                                            1,357                 1,036                981
  Other Assets                                                18,365                 9,478              8,584
                                                            --------              --------           --------
TOTAL ASSETS                                                $582,700              $567,690           $567,330
                                                            ========              ========           ========
LIABILITIES
  Deposits
    Noninterest Bearing                                       66,990                63,067             66,739
    Interest Bearing                                         409,919               382,431            386,410
                                                            --------              --------           --------
  Total Deposits                                             476,909               445,498            453,149

  Securities Sold Under Agreement To Repurchase               35,181                32,651             32,207
  Borrowing Federal Home Loan Bank                                 0                23,300             16,300
  Demand Notes U.S. Treasury                                     450                   450                450
  Other Liabilities                                            5,336                 4,807              4,787
                                                            --------              --------           --------
TOTAL LIABILITIES                                            517,876               506,706            506,893

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value) 20,000,000 shares
     authorized: 5,436,101 shares issued and
     outstanding at 9/30/01                                   13,590                13,954             13,602
  Retained Earnings                                           49,059                48,046             46,258
  Net unrealized gains (losses) on securities
  available for sale                                           2,175                (1,016)               577
                                                            --------              --------           --------
TOTAL SHAREHOLDERS' EQUITY                                    64,824                60,984             60,437

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $582,700              $567,690           $567,330
                                                            ========              ========           ========


See accompanying notes to financial statements.


                                             ACNB CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended              Nine Months Ended
                                                                   9/30                            9/30
                                                            2001            2000            2001            2000
                                                                (000 omitted)                  (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                  $6,932          $7,293         $21,252         $21,158
  Interest and Dividends on Investment Securities          2,384           2,925           7,693           8,206
  Interest on Federal Funds Sold                               1              29             199              67
  Interest on Balances with Depository Institutions          320              43             457             299
                                                          ------          ------         -------         -------
TOTAL INTEREST INCOME                                      9,637          10,290          29,601          29,730

INTEREST EXPENSE
  Deposits                                                 3,630           3,849          11,321          11,172
  Other Borrowed Funds                                       211             536           1,141           1,182
                                                          ------          ------         -------         -------
TOTAL INTEREST EXPENSE                                     3,841           4,385          12,462          12,354

NET INTEREST INCOME                                        5,796           5,905          17,139          17,376
  Provision for Loan Losses                                   60              60             180             180

NET INTEREST INCOME AFTER PROVISION                       ------          ------         -------         -------
FOR LOAN LOSSES                                            5,736           5,845          16,959          17,196

OTHER INCOME
  Trust Department                                           129             178             407             480
  Service Charges on Deposit Accounts                        355             260             933             712
  Other Operating Income                                     360             243           1,166             773
  Securities Gains                                             0               0               0              24
                                                          ------          ------         -------         -------
TOTAL OTHER INCOME                                           844             681           2,506           1,989

OTHER EXPENSES
  Salaries and Employee Benefits                           1,930           1,834           5,775           5,623
  Premises and Fixed Assets                                  466             477           1,496           1,430
  Other Expenses                                           1,082             869           3,212           2,754
                                                          ------          ------         -------         -------
TOTAL OTHER EXPENSE                                        3,478           3,180          10,483           9,807

INCOME BEFORE INCOME TAX                                   3,102           3,346           8,982           9,378
  Applicable Income Tax                                      989           1,096           2,856           3,050
                                                          ------          ------         -------         -------
NET INCOME                                                $2,113          $2,250          $6,126          $6,328
                                                          ======          ======          ======          ======

EARNINGS PER SHARE*                                        $0.39           $0.40           $1.13           $1.12
DIVIDENDS PER SHARE                                         0.20            0.20            0.60            0.60



*Based on a weighted average of 5,436,122 shares outstanding in 2001 and 5,661,063 in 2000
See accompanying notes to financial statements.



                        ACNB CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

                                                                                Nine months ended
                                                                                      9/30
                                                                             2001              2000
                                                                                 (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                            $ 30,330          $ 29,321
Fees and Commissions Received                                                 2,816             2,506
Interest Paid                                                               (12,175)          (11,656)
Cash Paid to Suppliers and Employees                                        (18,920)           (9,806)
Income Taxes Paid                                                            (3,052)           (3,261)
     Net Cash (Used in) Provided by Operating Activities                     (1,001)            7,104

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
   and Interest Bearing Balances with Other Banks                            43,597            10,725
Purchase of Investment Securities and Interest
   Bearing Balances with Other Banks                                        (25,000)          (30,384)
Principal Collected on Loans                                                 66,697            45,497
Loans Made to Customers                                                     (65,839)          (57,455)
Capital Expenditures                                                           (773)             (277)
     Net Cash (Used in) Provided by Investing Activities                     18,682           (31,894)

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
   Savings Accounts                                                          19,288             9,616
Proceeds from Sale of Certificates of Deposit                                31,544            17,324
Payments for Maturing Certificates of Deposit                               (24,098)          (28,101)
Dividends Paid                                                               (3,262)           (3,414)
Increase (Decrease) in Borrowings                                           (16,300)           23,300
Retirement of Common Stock                                                      (74)           (3,019)
     Net Cash Used in Financing Activities                                    7,098            13,006
Net Increase (Decrease) in Cash and Cash Equivalents                         24,779           (11,784)
Cash and Cash Equivalents:  Beginning of Period                              23,716            35,390
                            End of Period                                  $ 48,495          $ 23,606

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                                 $  6,126          $  6,328
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                   328               370
Provision for Loan Losses                                                       180               180
Provision for Deferred Taxes                                                    (85)                0
(Amortization) Accretion of Investment Securities Premiums                       80                83
Increase (Decrease) in Taxes Payable                                           (111)             (211)
(Increase) Decrease in Interest Receivable                                       42              (903)
Increase (Decrease) in Interest Payable                                         287               698
Increase (Decrease) in Accrued Expenses                                         (56)             (312)
(Increase) Decrease in Other Assets                                          (8,657)              (57)
Increase (Decrease) in Other Liabilities                                        865               928
     Net Cash (Used in) Provided by Operating Activities                   $ (1,001)         $  7,104

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 2001 and 2000 and December 31, 2000 and the results of its operations for the nine months ended September 30, 2001 and 2000 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the company are set forth in Note A to the company's financial statements in the 2000 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at September 30, 2001 and December 31, 2000 were as follows:



                                                    9/30/01                   12/31/00
                                                   Amortized            Fair          Amortized          Fair
                                                     Cost              Value            Cost            Value
                                                                          (000 omitted)
     U.S. Treasury and U.S. Government
        Agencies (held to maturity)                  40,745            42,960           50,955           51,711
     State and Municipal (held to maturity)           2,124             2,140            2,624            2,606
     Corporate (held to maturity)                     2,616             2,646            6,619            6,639
     U.S. Government Agencies
        (available for sale)                        104,618           107,913          107,467          108,342
     Restricted Equity Securities                        70                70            3,526            3,526
                                                   --------          --------         --------         --------

     TOTAL                                         $150,173          $155,729         $171,191         $172,824


     Income earned on investment securities was as follows:

                                                Nine Months Ended September 30
                                                2001                      2000
                                                         (000 omitted)
     U.S. Treasury                               414                       759
     U.S. Government Agencies                  6,750                     6,759
     State and Municipal                          92                       135
     Other Investments                           437                       553
                                               -----                     -----
                                               7,693                     8,206

3.   Gross loans are summarized as follows:

                                                  September 30      December 31
                                                      2001              2000
                                                          (000 omitted)

         Real Estate                                311,037           314,385
         Real Estate Construction                    15,781            15,786
         Commercial and Industrial                   20,295            18,376
         Consumer                                    12,546            12,443
                                                   --------           -------

         Total Loans                               $359,659          $360,990


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 2001 and 2000 were 5,436,122 and 5,661,063 respectively.

5. Dividends per share were $.60 and $.60 for the nine month periods ended September 30, 2001 and 2000 respectively. This represented a 53% payout of net income in 2001 and a 54% payout in 2000.

6. The results of operations for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000
--------------------------------------------------------------------------------

Net Income for the three month period ending September 30, 2001 was $2,113,000, down $137,000 from the third quarter of 2000. Net interest income was down $109,000, but total other income was up and other expense was up. The third quarter decrease in net earnings is due to a decline in net interest income and greater growth in total other expense than total other income. Net income per share, for the third quarter, was $.39, compared to the $.40 earned in the same period in 2000. For the three month period (annualized) in 2001, the return on average assets and return on average equity were 1.47% and 13.27%, respectively.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third three month period of 2001 was $9,637,000, down $653,000 or 6.3% below the $10,290,000 earned in the same period of 2000. The $653,000 decrease in interest income was due to falling yield on earning assets. In an effort to increase income, the Registrant is investing in U.S. Agency callable securities classified as available-for-sale. These securities may be short term or long term investments depending on future interest rate developments. Income from loans and securities during the current period decreased approximately $902,000 due to declining volume and interest rates.

Total interest expense for the third three month period of 2001 was $3,841,000, down $544,000 or 12.4% from the $4,385,000 incurred for the same period in 2000. The $544,000 decrease in interest expense was due to falling interest rates. Since interest income decreased more rapidly than interest expense, net interest income was adversely effected and narrowed by $109,000.

Total other income for the third three month period of 2001 at $844,000, was $163,000 greater than the same quarter in 2000. This was due to new premium income earned from an investment in Pennbanks Insurance Company of $36,000, a $95,000 increase in service charges on deposits, and additional income from Bank Owned Life Insurance (BOLI).

Total other expense for the third three month period of 2001 was $3,478,000, up $298,000 from the $3,180,000 incurred for the third quarter of 2000. The increase was due to Pennbanks Insurance Company expense of $41,000, a salaries and employee benefits increase of $96,000, and increases in postage, supplies, and professional services.

The provision for income taxes in the third quarter decreased $107,000 due to a lower level of pretax earnings and Bank Owned Life Insurance (BOLI).

Nine months ended September 30, 2001 compared to nine months ended
September 30, 2000
--------------------------------------------------------------------------------

Net income for the first nine months of 2001 was $6,126,000, down $202,000 or 3.2% below the $6,328,000 earned for the same period of 2000. The decrease in net income was due primarily to weakening net interest income and growing total other expense as explained below. For the nine month period (annualized) of 2001, the return on average assets (ROA) and return on average equity (ROE) were 1.44% and 13.17%, respectively, compared to 1.53% and 14.17%, respectively, for 2000.

At September 30, 2001, total assets were approximately $583 million, reflecting a $15million or 2.6% increase above September 30, 2000. The increase in other assets from $8,584,000 at December 31, 2000 to $18,365,000 at September 30, 2001
was due to the purchase of approximately $6,500,000 in Bank Owned Life Insurance and the reclassification of $3,500,000 in restricted securities to other assets. As explained more fully under Capital Management section, book value per share was $11.92 on September 30, 2001, compared to $10.93 on September 30, 2000. The corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 11.12% and a Total Risk-Based Capital Ratio of 20.45% on September 30, 2001.

Total interest income for the current nine month period was $29,601,000 down $129,000 or .4% from the $29,730,000 earned in the same period of 2000. The $129,000 decrease in total interest income was due to falling interest rates in the general market economy in 2001 translating to lower rates on new loans and securities. In the first nine months of 2001, market rates fell rapidly but the effect has still not been fully assimilated by the corporation's balance sheet.

Total interest expense for the current nine month period was $12,462,000, up $108,000 or .9% above the $12,354,000 incurred for the same period in 2000. The $108,000 increase in total interest expense was due to growth in deposits and repurchase agreements.

Net interest income was $17,139,000 for the current period, $237,000 below the first nine months in 2000. Margins are slipping and hurting net interest income. The bank has shifted to a funds sold position from a funds purchased position since September of 2000, but has been unable to improve net yield.

Total non-interest income for the current nine month period was $2,506,000, $517,000 or 26% above the same period in 2000. The increase was caused by income of $200,000 provided by Pennbanks (see below), a $221,000 improvement in service charges on deposit accounts, $33,000 from accounting service fees, $23,000 in safe deposit box rent, and $200,000 on Bank Owned Life Insurance.

Total non-interest expense for the current nine month period was $10,483,000, $676,000 above the $9,807,000 incurred for the same period in 2000. The increase was located in the previously mentioned Pennbanks insurance subsidiary $192,000, $152,000 in salaries and benefits, $55,000 in advertising, $56,000 in postage, $62,000 in supplies, $56,000 in shares tax, and $180,000 in professional fees.

The provision for income taxes was $2,856,000 for the current period, $194,000 below the same period in 2000 due to lower pretax income and Bank Owned Life Insurance, which is tax free for federal tax purposes.


              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                           Nine Months Ended
                                                         9/30/01       9/30/00
                                                           Rate          Rate

Earning Assets                                            7.40%         7.53%
Interest Bearing Liabilities                              3.82%         3.88%
Interest Rate Spread                                      3.58%         3.65%

Net Yield on Earning Assets                               4.28%         4.40%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 2001, was down 12 basis points compared to the same period in 2000. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have fallen over the last twelve months.

PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES

                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                           Nine Months Ended
                                                         9/30/01       9/30/00

Balance at Beginning of Period                            $3,695        $3,543
Provision Charged to Expense                                 180           180
Loans Charged Off                                            142           118
Recoveries                                                    45            38

Balance at End of Period                                  $3,778        $3,643

Ratios:
Net Charge-offs to:
Net Income                                                1.58%          1.26%
Total Loans                                                .03%           .02%
Reserve for Possible Loan Losses                          2.57%          2.20%

Reserve for Possible Loan Losses to:
Total Loans                                               1.05%          1.02%

The Reserve for Possible Loan Losses at September 30, 2001 was $3,778,000 (1.05% of Total Loans), an increase of $135,000 from $3,643,000 (1.02% of Total Loans) at the end of the first nine months of 2000. Loans past due 90 days and still accruing were $1,386,000 and non-accrual loans were $1,008,000, as of September 30, 2001. The ratio of non-performing assets plus other real estate owned to total assets was .64%, at September 30, 2001. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,528,000, at year end 2000, while non-accruals were at $1,318,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $1,258,000 in non-accrual loans, was approximately $67,000 for the first nine months of 2001.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $64,824,000 at September 30, 2001, compared to $60,984,000 at September 30, 2000, an increase of $3,840,000 or 6.3% over that period. The ratio of Total Shareholders' Equity to Total Assets was 10.65% at December 31, 2000, 10.74% at September 30, 2000, and 11.12% at September 30, 2001. The total risk-based capital ratio was 20.45% at September 30, 2001. The leverage ratio was 11.45% at September 30, 2001, and 10.89% during the same period in 2000. Capital at the corporation remains strong even with a 53% dividend payout ratio. The increase in capital is due to an increase in retained earnings and a change in the value of securities available for sale.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 28% of total assets at September 30, 2001. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $250,456,000 at the Federal Home Loan Bank of Pittsburgh with $-0- outstanding at September 30, 2001.

As of September 30, 2001, the cumulative asset sensitive gap was 13.1% of total assets at one month, 5.5% at six months, and 6.4% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook savings and NOW accounts are carried in the one to five year category while half of money market deposit accounts are spread over the four to twelve month category and the other half are shown to mature in the one to three year category.

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

Exhibit 11    Statement Regarding Computation of Earnings Per Share.

              (b)  Report on Form 8-K.

     The Registrant filed no Current Report on Form 8-K during the quarter ended September, 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACNB CORPORATION



                                        Ronald L. Hankey, Chairman/CEO
November 8, 2001


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