Form 10-K
period 2001-12-31
ACNB CORP
filed 2002-03-28
CIK 715579

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              (X) Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001.
                          Commission file no. 0-11783.


                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                   23-2233457
----------------------------------------    ------------------------------------
   (State of Incorporation)                 (IRS Employer Identification Number)

         16 LINCOLN SQUARE
           GETTYSBURG, PA                                  17325
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code:  (717)334-3161
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

     As of February 28, 2002, ACNB Corporation had outstanding 5,436,101 shares of Common Stock. The aggregate market value of such Common Stock held by nonaffiliates as of February 28, 2002, was approximately $94,501,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Parts II, III and IV. Portions of the Proxy Statement for the Annual Meeting of Shareholders, to be held May 7, 2002, are incorporated by reference into Part III.

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

     The Bank engages in a full-service commercial and consumer banking and trust business. Adams County National Bank provides financial services to its customers through its retail banking network of fifteen offices located throughout Adams County, Pennsylvania, and in Hanover, York County, Pennsylvania. Farmers National Bank of Newville, a division of Adams County National Bank, serves its marketplace via three banking offices in the Newville, Cumberland County, Pennsylvania area. As of December 31, 2001, the Registrant had a total of 174 full-time and 68 part-time employees.

     The Bank's primary services include accepting demand, savings and time deposits including NOW, SuperNOW, money market, passbook and statement savings, a diversified array of certificates of deposit, IRAs, and club accounts. These services also include making secured and unsecured commercial and consumer loans; financing commercial transactions; making construction and mortgage loans; making residential mortgage loans and home equity lines of credit; making small business loans; making student loans; and, the renting of safe deposit box facilities. Further, the Bank's business loans include seasonal credit, collateral loans and term loans.

     Trust and investment services provided by Adams County National Bank include services as executor and trustee under wills and deeds; estate planning and settlement; personal trust administration; and, investment planning and management. Trust services also include employee benefit services for employers such as pension and profit-sharing plans.

     The Bank has a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). See Management's Discussion and Analysis in the 2001 Annual Report to Shareholders. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

     During 2000, ACNB Corporation, along with seven other banks, entered into a joint venture to form Pennsbank Insurance Company, an offshore reinsurance company. Each bank owns an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each bank is responsible for the activity in its respective cell. The 2000 and 2001 financial activity for the insurance cell has been included in the consolidated financial statements.

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

COMPETITION
     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trading area of Adams County, Pennsylvania; a western portion of York County, Pennsylvania; central Cumberland County, Pennsylvania; and, the northernmost portions of those counties in Maryland which are immediately adjacent to the southern border of Adams County. The market concentration is in the area of Gettysburg, Pennsylvania. The Bank competes with local commercial banks, other commercial banks with branches in the Bank's market area, savings banks, and other financial service providers. The Bank considers its major competition to be PNC Bank, Allfirst Bank, Bank of Hanover, Peoples State Bank, M&T Bank, F&M Trust, and Orrstown Bank.

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

                                   FORM 10-K

ITEM 2.  PROPERTIES
     The Registrant owns two offices and leases one office in Gettysburg, Pennsylvania. The office at 16 Lincoln Square is the main office and administrative headquarters. The Registrant owns eight other offices and leases three facilities, which are spread throughout Adams County. In addition, the Registrant owns one office in western York County and two in central Cumberland County. A third facility in Cumberland County is leased. All three counties are located in southcentral Pennsylvania.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
     The information required by this Item, regarding market value, dividend payment, and number of shareholders, is set forth on page 45 of the Registrant's 2001 Annual Report to Shareholders and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information required by this Item is set forth on pages 7 and 38 of the Registrant's 2001 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this Item is set forth on pages 8 through 16 of the Registrant's 2001 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK
     The information required by this Item is set forth on pages 12 through 13 of the Registrant's 2001 Annual Report to Shareholders and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item is set forth on pages 18 through 37 of the Registrant's 2001 Annual Report to Shareholders and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Principal Beneficial Owners of the Corporation's Stock", "Information as to Nominees, Directors and Executive Officers" and "Principal Officers of the Corporation" of the Registrant's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

     Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the
     ---------------------------------------------
Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 2001, through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them.

                                   FORM 10-K

                                    PART IV

ITEM 14C. EXHIBITS
     EXHIBIT 3(i) Articles of Incorporation of ACNB Corporation, as amended.

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

     EXHIBIT 10.2 Executive Employment Agreement Dated as of January 1, 2000,
                  between Adams County National Bank, ACNB Corporation and Thomas A. Ritter
          A copy of the Executive Employment Agreement dated as of January 1, 2000, between Adams County National Bank, ACNB Corporation and Thomas
          A. Ritter is incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001.

     EXHIBIT 11 Statement Regarding the Computation of Earnings Per Share

     EXHIBIT 12 Statements Regarding the Computation of Ratios
          The information required by this Exhibit is set forth on page 38 of the Registrant's 2001 Annual Report to Shareholders and incorporated herein by reference.

     EXHIBIT 21 Subsidiaries of the Registrant
          The Registrant has one banking subsidiary, Adams County National Bank, a national bank, which is wholly-owned by the Registrant.

     EXHIBIT 23 Consents

                                   FORM 10-K


ITEM 15. SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACNB CORPORATION (Registrant)                             March 19, 2002
                                                    --------------------------
                                                              Date

         BY: /s/ Ronald L. Hankey              BY: /s/ John W. Krichten
         ------------------------              ------------------------
         Ronald L. Hankey                      John W. Krichten
         Chairman & CEO                        Secretary & Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 19, 2002, by the following persons in the capacities indicated.


/s/ Philip P. Asper                       /s/ William B. Lower
---------------------------------------   --------------------------------------
Philip P. Asper                           William B. Lower
Director                                  Director


/s/ Guy F. Donaldson                      /s/ Thomas A. Ritter
---------------------------------------   --------------------------------------
Guy F. Donaldson                          Thomas A. Ritter
Director                                  Director & President


/s/ D. Richard Guise                      /s/ Ralph S. Sandoe
---------------------------------------   --------------------------------------
D. Richard Guise                          Ralph S. Sandoe
Director & Vice Chairman of the Board     Director


/s/ Ronald L. Hankey                      /s/ Marian B. Schultz
---------------------------------------   --------------------------------------
Ronald L. Hankey                          Marian B. Schultz
Director, Chairman & CEO                  Director


/s/ Edgar S. Heberlig                     /s/ Jennifer L. Weaver
---------------------------------------   --------------------------------------
Edgar S. Heberlig                         Jennifer L. Weaver
Director                                  Director


/s/ Wayne E. Lau                          /s/ Harry L. Wheeler
---------------------------------------   --------------------------------------
Wayne E. Lau                              Harry L. Wheeler
Director                                  Director