Form 10-Q
period 2002-03-31
ACNB CORP
filed 2002-05-07
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2002
                               -------------------------------------------------

                                       OR

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    -------------------------

Commission file number     0-11783
                       ---------------------------------------------------------

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of corporation as specified in its charter)

         PENNSYLVANIA                                     23-2233457
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    16 LINCOLN SQUARE, GETTYSBURG, PA                           17325
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (717) 334-3161
--------------------------------------------------------------------------------
              (corporation's telephone number, including area code)

675 OLD HARRISBURG ROAD, GETTYSBURG, PA 17325
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                     Class - Common Stock ($2.50 par value)
                    Outstanding at March 31, 2002 - 5,436,101


                         ACNB CORPORATION AND SUBSIDIARY


PART I                                      ITEM I    FINANCIAL INFORMATION
                                            ACNB CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CONDITION


                                                                   3/31                   3/31                 12/31
                                                                   2002                   2001                  2001
ASSETS                                                                           (000 omitted)
  Cash and Due from Banks                                      $ 18,344               $ 20,616              $ 21,925
  Investment Securities
    Securities Held to Maturity                                  37,141                 62,134                48,480
    Securities Available for Sale                               175,710                103,911               175,017
                                                               --------               --------              --------
  Total Investment Securities                                   212,851                166,045               223,497


  Federal Funds Sold                                                  0                  8,659                     0
  Loans                                                         364,264                358,879               362,579
    Less: Reserve for Loan Losses                                (3,688)                (3,712)               (3,723)
                                                               --------               --------              --------
  Net Loans                                                     360,576                355,167               358,856

  Premises and Equipment                                          5,647                  4,989                 5,704
  Other Real Estate                                               1,509                  1,077                 1,646
  Other Assets                                                   19,639                 13,979                18,606
                                                               --------               --------              --------
TOTAL ASSETS                                                   $618,566               $570,532              $630,234
                                                               ========               ========              ========
LIABILITIES
  Deposits
    Noninterest Bearing                                          74,090                 63,858                70,907
    Interest Bearing                                            437,669                393,412               438,328
                                                               --------               --------              --------
  Total Deposits                                                511,759                457,270               509,235

  Securities Sold Under Agreement To Repurchase                  28,902                 27,341                33,239
  Borrowing Federal Home Loan Bank                                8,050                 16,965                17,850
  Demand Notes U.S. Treasury                                        450                    450                   412
  Other Liabilities                                               6,467                  6,503                 6,805
                                                               --------               --------              --------
TOTAL LIABILITIES                                               555,628                508,529               567,541

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value) 20,000,000 shares
    authorized: 5,436,101 shares issued and
    outstanding at 3/31/02                                       13,590                 13,590                13,590
  Retained Earnings                                              49,856                 47,135                48,661
  Accumulated Other Comprehensive Income                           (508)                 1,278                   442
                                                               --------               --------              --------
TOTAL SHAREHOLDERS' EQUITY                                       62,938                 62,003                62,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $618,566               $570,532              $630,234
                                                               ========               ========              ========

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Three Months Ended
                                                                        3/31
                                                                 2002         2001
                                                                   (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                        $6,267       $7,232
  Interest and Dividends on Investment Securities                3,131        2,792
  Interest on Federal Funds Sold                                     0           71
  Interest on Balances with Depository Institutions                 11           38
                                                                ------       ------
TOTAL INTEREST INCOME                                            9,409       10,133

INTEREST EXPENSE
  Deposits                                                       3,054        3,840
  Other Borrowed Funds                                             259          674
                                                                ------       ------
TOTAL INTEREST EXPENSE                                           3,313        4,514

NET INTEREST INCOME                                              6,096        5,619
  Provision for Loan Losses                                         60           60
                                                                ------       ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              6,036        5,559

OTHER INCOME
  Trust Department                                                 152          158
  Service Charges on Deposit Accounts                              399          238
  Other Operating Income                                           483          454
  Securities Gains                                                   0            0
                                                                ------       ------
TOTAL OTHER INCOME                                               1,034          850

OTHER EXPENSES
  Salaries and Employee Benefits                                 2,151        1,846
  Premises and Equipment                                           527          563
  Other Expenses                                                 1,114          990
                                                                ------       ------
TOTAL OTHER EXPENSE                                              3,792        3,399

INCOME BEFORE INCOME TAX                                         3,278        3,010
  Applicable Income Tax                                          1,004          982
                                                                ------       ------
NET INCOME                                                      $2,274       $2,028
                                                                ======       ======

EARNINGS PER SHARE*                                              $0.42        $0.37
DIVIDENDS PAID PER SHARE                                          0.40         0.20


*Based on a weighted average of 5,436,101 shares outstanding in 2002 and 5,436,165 in 2001
See accompanying notes to financial statements.

                                       ACNB CORPORATION AND SUBSIDIARY
                                          STATEMENT OF CASH FLOWS

                                                                                      Three months ended
                                                                                             3/31
                                                                                    2002               2001
                                                                                         (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                                   $  9,834           $  9,705
Fees and Commissions Received                                                        1,133                938
Interest Paid                                                                       (3,738)            (3,975)
Cash Paid to Suppliers and Employees                                                (4,654)            (8,479)
Income Taxes Paid                                                                        0                  0
    Net Cash (Used in) Provided by Operating Activities                              2,575             (1,811)

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
  and Interest Bearing Balances with Other Banks                                    19,251              7,047
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                                                  (10,000)                 0
Principal Collected on Loans                                                        20,643             17,862
Loans Made to Customers                                                            (22,251)           (15,889)
Capital Expenditures                                                                   (48)              (409)
    Net Cash (Used in) Provided by Investing Activities                              7,595              8,611

Cash Flow from Financing Activities:
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and Savings Accounts       4,823             (4,488)
Proceeds from Sale of Certificates of Deposit                                        9,077              8,837
Payments for Maturing Certificates of Deposit                                      (15,715)            (5,094)
Dividends Paid                                                                      (2,174)            (1,087)
Increase (Decrease) in Borrowings                                                   (9,762)               665
Retirement of Common Stock                                                               0                (74)
    Net Cash Used in Financing Activities                                          (13,751)            (1,241)
Net Increase (Decrease) in Cash and Cash Equivalents                                (3,581)             5,559
Cash and Cash Equivalents: Beginning of Period                                      21,925             23,716
    End of Period                                                                 $ 18,344           $ 29,275

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income                                                                        $  2,274           $  2,028
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
Depreciation and Amortization                                                          105                108
Provision for Loan Losses                                                               60                 60
Provision for Deferred Taxes                                                          (390)                 0
Amortization (Accretion) of Investment Securities Premiums                             (65)                59
Increase (Decrease) in Taxes Payable                                                 1,394                982
(Increase) Decrease in Interest Receivable                                            (125)                 6
Increase (Decrease) in Interest Payable                                               (425)               539
Increase (Decrease) in Accrued Expenses                                                 80                364
(Increase) Decrease in Other Assets                                                 (1,047)            (5,552)
Increase (Decrease) in Other Liabilities                                               714               (405)
    Net Cash (Used in) Provided by Operating Activities                           $  2,575           $ (1,811)

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 2002 and 2001 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 2001 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at March 31, 2002 and December 31, 2001 were as follows:

                                        3/31/02              12/31/01
                                       Amortized    Fair     Amortized    Fair
                                         Cost      Value       Cost      Value
                                                     (000 omitted)

     U.S. Treasury and U.S. Government
       Agencies (held to maturity)       30,543     31,640     40,744     42,388
     State and Municipal (held to
       maturity)                          2,049      2,051      2,123      2,126
     Corporate (held to maturity)           909        917      1,957      1,974
     U.S. Government Agencies
       (available for sale)             175,981    175,710    173,845    175,017
     Restricted Equity Securities         3,640      3,640      3,656      3,656
                                       --------   --------   --------   --------

     TOTAL                             $213,122   $213,958   $222,325   $225,161


     Income earned on investment securities was as follows:

                                          Three Months Ended March 31
                                           2002                  2001
                                                 (000 omitted)
     U.S. Treasury                           14                   245
     U.S. Government Agencies             3,029                 2,339
     State and Municipal                     24                    30
     Other Investments                       64                   178
                                          -----                 -----
                                          3,131                 2,792

3.   Gross loans are summarized as follows:

                                        March 31             December 31
                                                 (000 omitted)
                                          2002                  2001

     Real Estate                        317,612               316,928
     Real Estate Construction            14,459                15,497
     Commercial and Industrial           20,152                18,027
     Consumer                            12,041                12,127
                                       --------              --------

     Total Loans                       $364,264              $362,579


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2002 and 2001 were 5,436,101 and 5,436,165 respectively.

5. Dividends paid per share were $.40 and $.20 for the three month periods ended March 31, 2002 and 2001, respectively. This represented a 95% payout of net income in 2002 and a 54% payout in 2001.

6. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Registrant's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Registrant, and its wholly-owned subsidiary, Adams County National Bank, follow. The Registrant's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the corporation's 2001 Annual Report to Shareholders. Current performance does not guarantee, assure, and is not necessarily indicative of similar performance in the future.

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

Three months ended March 31, 2002 compared to three months ended March 31, 2001
-------------------------------------------------------------------------------

Net Income for the three month period ending March 31, 2002 was $2,274,000, up $246,000 from the first quarter of 2001. Net interest income was up, total other income was up and other expense was up. The first quarter increase is due to improved net interest income. Net income per share, for the first quarter, was $.42, compared to the $.37 earned in the same period in 2001. For the three month period (annualized) in 2002, the return on average assets and return on average equity were 1.47% and 14.55%, respectively, compared to 1.44% and 13.32%, respectively for 2001.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 2002 was $9,409,000, down $724,000 or 7.1% below the $10,133,000 earned in the same period of 2001. The $724,000 decrease in interest income was due to a sustained fall in interest rates during 2001. The average yield on earning assets declined 111 basis points compared to the same quarter in 2001. In an effort to manage interest rate risk, the Registrant lowered interest rates on transaction accounts to historic lows. Income from loans and securities during the current period decreased approximately $626,000 due to lower interest rates even though loan and security volumes continued to grow.

Total interest expense for the first three month period of 2002 was $3,313,000, down $1,201,000 or 26.6% from the $4,514,000 incurred for the same period in 2001. The $1,201,000 decrease in interest expense was due to lower interest rates, especially in the transaction account area. Because the decrease in interest expense exceeded the decrease in interest income, net interest income increased $477,000.

Total other income for the first three month period of 2002 at $1,034,000, was $184,000 greater than the same quarter in 2001. This was primarily due to service charges on deposit accounts. The bank introduced a new service called overdraft privilege in mid-year 2001. The increase should continue until the third quarter of this year when it should mirror last year's performance.

Total other expense for the first three month period of 2002 was $3,792,000, up $393,000 from the $3,399,000 incurred for the first quarter of 2001. The increase was in salary and employee benefits, and writeoff of deposit purchase premium and professional services associated with the overdraft plan, mentioned above.

The provision for income taxes in the first quarter increased $22,000 due to a higher level of pretax earnings.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet have been driven by strong growth in deposits. The following are some of the results:

o Total investment securities were $212,851,000 at March 31, 2002, an increase of $46,806,000 or 28% since March 31, 2001. Securities have increased from 29% of total assets to 34% of total assets.

o Total deposits have grown from $457,270,000 at March 31, 2001 to $511,759,000 at March 31, 2002, an increase of $54,489,000 or 12%.
     Approximately $24,000,000 of those deposits were obtained through a branch purchase transaction with Farmers and Mechanics Bank of Frederick, Maryland. Certificates of deposit were $9,176,000 or 17% of the $54,489,000 increase. The remainder of the increase was from transaction accounts. This has increased our liability sensitivity, as measured by the bank's internal gap (see below).

o Accumulated other comprehensive income has decreased from a positive $442,000 at December 31, 2001 to a negative $508,000 at March 31, 2002.
     This indicates the after tax effect in the change in market value of the available for sale securities portfolio. This shift may hinder repositioning of the portfolio for income purposes as interest rates rise. As interest rates rise, the market value of the corporation's securities will fall making it impossible to sell and repurchase securities with higher rates without realizing large securities losses.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                         Three Months Ended
                                                      3/31/02           3/31/01
                                                       Rate              Rate

Earning Assets                                         6.47%             7.58%
Interest Bearing Liabilities                           2.73%             4.12%
Interest Rate Spread                                   3.74%             3.46%

Net Yield on Earning Assets                            4.19%             4.21%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 2002, was down 2 basis points compared to the same period in 2001. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have fallen over the last twelve months.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                         Three Months Ended
                                                         3/31/02    3/31/01

Balance at Beginning of Period                            3,723      3,695
Provision Charged to Expense                                 60         60
Loans Charged Off                                           104         62
Recoveries                                                    9         19

Balance at End of Period                                  3,688      3,712

Ratios:
Net Charge-offs to:
Net Income                                                 4.18%      2.12%
Total Loans                                                 .03%       .01%
Reserve for Possible Loan Losses                           2.58%      1.16%

Reserve for Possible Loan Losses to:
Total Loans                                                1.01%       1.03%

The Reserve for Possible Loan Losses at March 31, 2002 was $3,688,000 (1.01% of Total Loans), a decrease of $24,000 from $3,712,000 (1.03% of Total Loans) at the end of the first three months of 2001. Loans past due 90 days and still accruing were $1,669,000 and non-accrual loans were $785,000, as of March 31, 2002. The ratio of non-performing assets plus other real estate owned to total assets was .64%, at March 31, 2002. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. At March 31, 2002, there was a $4,506,000 loan more than 30 days past due yet not in the 90 day category. Specific allocations have been made to the reserve for this credit. In addition, a parcel of other real estate owned with a book value of $782,000 was sold subsequent to March 31, 2002 for $890,000.

Loans past due 90 days and still accruing were $1,003,000, at year end 2001, while non-accruals were at $837,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $811,000 in non-accrual loans, was approximately $12,000 for the first three months of 2002.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $62,938,000 at March 31, 2002, compared to $62,003,000 at March 31, 2001, an increase of $935,000 or 1.5% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.95% at December 31, 2001, 10.87% at March 31, 2001, and 10.17% at March 31, 2002. The total risk-based capital ratio was 19.67% at March 31, 2002. The leverage ratio was 10.16% at March 31, 2002, and 10.99% during the same period in 2001. Capital at the corporation remains strong. The payment of a special 20 cents per share dividend in January 2002 and loss of value in available for sale securities has not slowed capital growth from the previous period.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 32% of total assets at March 31, 2002. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $336,280,000 at the Federal Home Loan Bank of Pittsburgh with $8,050,000 outstanding at March 31, 2002.

As of March 31, 2002, the cumulative asset sensitive gap was 8.0% of total assets at one month, (2.1%) at six months, and (.5%) at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook and statement savings and NOW accounts are carried in the one to five year category. Half of money market deposit accounts are spread over the four to twelve month category. The other half are shown to mature in the one to three year category.

There are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

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

                (b) Report on Form 8-K.

        The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACNB CORPORATION



                                          Thomas A. Ritter, President
May 3, 2002


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