Form 10-Q
period 2002-06-30
ACNB CORP
filed 2002-08-08
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 2002
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               -----------------------    ----------------------

Commission file number     0-11783
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

                     Class - Common Stock ($2.50 par value)
                    Outstanding at July 31, 2002 - 5,436,101


PART I

                         ITEM I    FINANCIAL INFORMATION
                         ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                   6/30           6/30          12/31
                                                   2002           2001           2001
ASSETS                                                   (000 omitted)
  Cash and Due from Banks                      $ 22,157       $ 46,734       $ 21,925
  Investment Securities
     Securities Held to Maturity                 36,232         47,515         48,480
     Securities Available for Sale              196,977         92,541        175,017
                                               --------       --------       --------
  Total Investment Securities                   233,209        140,056        223,497


  Federal Funds Sold                                  0              0              0
  Loans                                         370,821        359,916        362,579
    Less: Reserve for Loan Losses                (3,778)        (3,757)        (3,723)
                                               --------       --------       --------
  Net Loans                                     367,043        356,159        358,856

  Premises and Equipment                          6,612          5,409          5,704
  Other Real Estate                                 807          1,262          1,646
  Other Assets                                   19,054         17,354         18,606
                                               --------       --------       --------
TOTAL ASSETS                                   $648,882       $566,974       $630,234
                                               ========       ========       ========
LIABILITIES
  Deposits
    Noninterest Bearing                          75,857         67,317         70,907
    Interest Bearing                            467,601        407,628        438,328
                                               --------       --------       --------
  Total Deposits                                543,458        474,945        509,235

  Securities Sold Under
    Agreement To Repurchase                      25,999         24,274         33,239
  Borrowing Federal Home Loan Bank                7,700              0         17,850
  Demand Notes U.S. Treasury                        450            450            412
  Other Liabilities                               5,120          5,070          6,805
                                               --------       --------       --------
TOTAL LIABILITIES                               582,727        504,739        567,541

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
    20,000,000 shares authorized:
    5,436,101 shares issued and
    outstanding at 6/30/02                       13,590         13,590         13,590
  Retained Earnings                              50,998         48,031         48,661
 Accumulated Other Comprehensive Income           1,567            614            442
                                               --------       --------       --------
TOTAL SHAREHOLDERS' EQUITY                       66,155         62,235         62,693

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY      $648,882       $566,974       $630,234
                                               ========       ========       ========

See accompanying notes to financial statements.


                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended              Six Months Ended
                                                 6/30                           6/30
                                           2002         2001            2002            2001
                                             (000 omitted)                (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                 $6,241       $7,088         $12,508         $14,320
  Interest and Dividends on
    Investment Securities                 3,097        2,517           6,228           5,309
  Interest on Federal Funds Sold              0          127               0             198
  Interest on Balances with
    Depository Institutions                  12           99              23             137
                                         ------       ------         -------         -------
TOTAL INTEREST INCOME                     9,350        9,831          18,759          19,964

INTEREST EXPENSE
  Deposits                                3,008        3,851           6,062           7,691
  Other Borrowed Funds                      199          256             458             930
                                         ------       ------         -------         -------
TOTAL INTEREST EXPENSE                    3,207        4,107           6,520           8,621

NET INTEREST INCOME                       6,143        5,724          12,239          11,343
  Provision for Loan Losses                  60           60             120             120

NET INTEREST INCOME AFTER PROVISION      ------       ------         -------         -------
FOR LOAN LOSSES                           6,083        5,664          12,119          11,223

OTHER INCOME
  Trust Department                          225          120             377             278
  Service Charges on Deposit Accounts       418          340             817             578
  Other Operating Income                    518          352           1,159             806
  Securities Gains                            0            0               0               0
                                         ------       ------         -------         -------
TOTAL OTHER INCOME                        1,161          812           2,353           1,662

OTHER EXPENSES
  Salaries and Employee Benefits          2,338        1,999           4,489           3,845
  Premises and Equipment                    490          467           1,017           1,030
  Other Expenses                          1,227        1,140           2,499           2,130
                                         ------       ------         -------         -------
TOTAL OTHER EXPENSE                       4,055        3,606           8,005           7,005

INCOME BEFORE INCOME TAX                  3,189        2,870           6,467           5,880
  Applicable Income Tax                     969          885           1,973           1,867
                                         ------       ------         -------         -------
NET INCOME                               $2,220       $1,985         $ 4,494         $ 4,013
                                         ======       ======         =======         =======

EARNINGS PER SHARE*                       $0.41        $0.37           $0.83           $0.74
DIVIDENDS PAID PER SHARE                   0.20         0.20            0.60            0.40

*Based on a weighted average of 5,436,101 shares outstanding in 2002 and 5,436,133 in 2001
See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                                                                    Six months ended
                                                                          6/30
                                                                    2002        2001
                                                                      (000 omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                 $ 17,536    $ 19,125
Fees and Commissions Received                                      2,408       1,824
Interest Paid                                                     (7,123)     (8,282)
Cash Paid to Suppliers and Employees                              (7,955)    (14,788)
Income Taxes Paid                                                 (2,087)     (1,973)
   Net Cash (Used in) Provided by Operating Activities             2,779      (4,094)

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
  and Interest Bearing Balances with Other Banks                  27,294      31,998
Purchase of Investment Securities and Interest
  Bearing Balances with Other Banks                              (34,084)          0
Principal Collected on Loans                                      46,044      40,751
Loans Made to Customers                                          (54,209)    (40,016)
Capital Expenditures                                              (1,199)       (936)
   Net Cash (Used in) Provided by Investing Activities           (16,154)     31,797

Cash Flow from Financing Activities:
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and
  Savings Accounts                                                35,242       5,459
Proceeds from Sale of Certificates of Deposit                     21,432      18,875
Payments for Maturing Certificates of Deposit                    (29,693)    (10,471)
Dividends Paid                                                    (3,262)     (2,174)
Increase (Decrease) in Borrowings                                (10,112)    (16,300)
Retirement of Common Stock                                             0         (74)
   Net Cash Used in Financing Activities                          13,607      (4,685)
Net Increase (Decrease) in Cash and Cash Equivalents                 232      23,018
Cash and Cash Equivalents:  Beginning of Period                   21,925      23,716
      End of Period                                             $ 22,157    $ 46,734

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES

Net Income                                                      $  4,494    $  4,013
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                                        291         215
Provision for Loan Losses                                            120         120
Provision for Deferred Taxes                                        (390)        (85)
Amortization (Accretion) of Investment Securities Premiums            (4)         12
Increase (Decrease) in Taxes Payable                                 276         (21)
(Increase) Decrease in Interest Receivable                           198         (75)
Increase (Decrease) in Interest Payable                             (603)        339
Increase (Decrease) in Accrued Expenses                              247         468
(Increase) Decrease in Other Assets                                 (646)     (8,466)
Increase (Decrease) in Other Liabilities                          (1,204)       (614)
   Net Cash (Used in) Provided by Operating Activities          $  2,779    $ (4,094)

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 2002 and 2001 and December 31, 2001 and the results of its operations for the six months ended June 30, 2002 and 2001 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 2001 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at June 30, 2002 and December 31, 2001 were as follows:

                                         6/30/02             12/31/01
                                        Amortized    Fair    Amortized   Fair
                                           Cost      Value      Cost     Value
                                                       (000 omitted)
     U.S. Treasury and U.S. Government
       Agencies (held to maturity)         30,542    32,340    40,744    42,388
     State and Municipal (held to
       maturity)                            1,709     1,763     2,123     2,126
     Corporate (held to maturity)             218       223     1,957     1,974
     Corporate (available for sale)        23,997    24,073
     U.S. Government Agencies
       (available for sale)               170,058   172,904   173,845   175,017
     Restricted Equity Securities           3,763     3,763     3,656     3,656
                                         --------  --------  --------  --------

     TOTAL                               $230,287  $235,066  $222,325  $225,161

     Income earned on investment securities was as follows:

                                            Six Months Ended June 30
                                             2002             2001
                                                  (000 omitted)
     U.S. Treasury                             26              343
     U.S. Government Agencies               5,935            4,604
     State and Municipal                       40               59
     Other Investments                        227              303
                                            -----            -----
                                            6,228            5,309

3.   Gross loans are summarized as follows:

                                            June 30  December 31
                                           2002             2001
                                                (000 omitted)

     Real Estate                          324,609          316,928
     Real Estate Construction              13,075           15,497
     Commercial and Industrial             21,592           18,027
     Consumer                              11,545           12,127
                                         --------         --------

     Total Loans                         $370,821         $362,579


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended June 30, 2002 and 2001 were 5,436,101 and 5,436,133 respectively.

5. Dividends paid per share were $.60 and $.40 for the six month periods ended June 30, 2002 and 2001, respectively. This represented a 72% payout of net income in 2002 and a 54% payout in 2001.

6. The results of operations for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

Net Income for the three month period ending June 30, 2002 was $2,220,000, up $235,000 from the second quarter of 2001. Net interest income was up, total other income was up and total other expense was up. The second quarter increase is due to improved net interest income. Net income per share, for the second quarter, was $.41, compared to the $.37 earned in the same period in 2001. For the three month period (annualized) in 2002, the return on average assets and return on average equity were 1.41% and 13.96%, respectively, compared to 1.42% and 12.92%, respectively for 2001.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second three month period of 2002 was $9,350,000, down $481,000 or 4.9% below the $9,831,000 earned in the same period of 2001. The $481,000 decrease in interest income was due to a sustained fall in interest rates during 2001. In an effort to manage interest rate risk, the Registrant lowered interest rates on transaction accounts to historic lows. Income from loans and securities during the current period decreased approximately $267,000 due to lower interest rates even though loan and security volumes continued to grow.

Total interest expense for the second three month period of 2002 was $3,207,000, down $900,000 or 21.9% from the $4,107,000 incurred for the same period in 2001. The $900,000 decrease in interest expense was due to lower interest rates, especially in the transaction account area. Because the decrease in interest expense exceeded the decrease in interest income, net interest income increased $419,000.

Total other income for the second three month period of 2002 at $1,161,000, was $349,000 greater than the same quarter in 2001. This was due to increased service charges on deposit accounts, trust income and a gain on sale of a parcel of other real estate owned. The bank introduced a new service called overdraft privilege in mid-year 2001. The increase should continue until the third quarter of this year when it should mirror last year's performance. In the trust area, there were improvements in both estate fees and brokerage fees. In addition, the bank sold a small repossessed subdivision which generated a one-time gain of $113,000.

Total other expense for the second three month period of 2002 was $4,055,000, up $449,000 from the $3,606,000 incurred for the second quarter of 2001. The increase was in salary and employee benefits, and write off of deposit purchase premium and professional services associated with the overdraft plan, mentioned above.

The provision for income taxes in the second quarter increased $84,000 due to a higher level of pretax earnings.

Six months ended June 30,2002 compared to six months ended June 30, 2001
------------------------------------------------------------------------

Net income for the first six months of 2002 was $4,494,000, up $481,000 or 12% above the $4,013,000 earned for the same period of 2001. The increase in net income was due primarily to stronger net interest income but partially offset by growing total other expense as explained below. For the six month period (annualized) of 2002, the return on average assets (ROA) and return on average equity (ROE) were 1.44% and 14.25%, respectively, compared to 1.43% and 13.12%, respectively, for 2001.

At June 30, 2002, total assets were approximately $649 million, reflecting an $82 million or 14% increase above June 30, 2001. This increase in assets stems from migration of funds from the equities market and the purchase of approximately $24,000,000 in deposits in November 2001. As explained more fully under Capital Management section, book value per share was $12.17 on June 30, 2002, compared to $11.45 on June 30, 2001. The corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 10.19% and a Total Risk-Based Capital Ratio of 18.27% on June 30, 2002.

Total interest income for the current six month period was $18,759,000 down $1,205,000 or 6% from the $19,964,000 earned in the same period of 2001. The $1,205,000 decrease in total interest income was due to falling interest rates in the general market economy in 2002 translating to lower rates on new loans and securities. In 2001, market rates fell rapidly and the effect is still strongly affecting yields on components of the corporation's balance sheet.

Total interest expense for the current six month period was $6,520,000, down $2,101,000 or 24% below the $8,621,000 incurred for the same period in 2001. The $2,101,000 decrease in total interest expense was due to falling interest rates through the year 2001 and their effect continuing into 2002.

Net interest income was $12,239,000 for the current period, $896,000 above the first six months in 2001. Margins are slipping, but assets are increasing and helping net interest income. The bank has shifted to a funds purchased position from a funds sold position since June of 2001, and has been able to improve dollar denominated net yield, but not margins.

Total non-interest income for the current six month period was $2,353,000 ,an increase of $691,000 or 42% above the same period in 2001. The increase was caused by a $239,000 improvement in service charges on deposit accounts, as a result of the new product mentioned above, $99,000 in trust services (mainly in estates and brokerage fees), $32,000 in loan application fees, $123,000 on Bank Owned Life Insurance, a $60,000 litigation settlement, and $116,000 in gains on sale of other real estate.

Total non-interest expense for the current six month period was $8,005,000, $1,000,000 or 14% above the $7,005,000 incurred for the same period in 2001. The increase was located in a $644,000 increase in salaries and benefits, a $159,000 increase in write-off of deposit purchase premium, a $28,000 increase in audit fees, a $37,000 increase in professional fees, and $52,000 increase in charged-off cash items.

The provision for income taxes was $1,973,000 for the current period, $106,000 above the same period in 2001 due to higher pretax income.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet have been driven by strong growth in deposits. The following are some of the results:

o Total investment securities were $233,209,000 at June 30, 2002, an increase of $93,153,000 or 66% since June 30, 2001. Securities have increased from 25% of total assets to 36% of total assets.

o Total deposits have grown from $474,945,000 at June 30, 2001 to $543,458,000 at June 30, 2002, an increase of $68,513,000 or 14%.
     Approximately $24,000,000 of those deposits were obtained through a branch purchase transaction with Farmers and Mechanics Bank of Frederick, Maryland. Certificates of deposit were down $1,919,000 or 1% from the June 30, 2001 total. More than 100% of the $68,513,000 increase was from transaction accounts. This has increased our liability sensitivity, as measured by the bank's internal gap (see below).

o Accumulated other comprehensive income has increased from $442,000 at December 31, 2001 to $1,567,000 at June 30, 2002. This indicates the after tax effect in the change in market value of the available for sale securities portfolio. This shift helped in repositioning of the portfolio for income purposes as interest rates fell in the second quarter. Certain low rate securities were sold in July to shorten maturities. Shorter term securities will make it possible to sell and repurchase securities with better yields in a rising rate environment.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                      Six Months Ended
                                                 6/30/02           6/30/01
                                                   Rate              Rate

Earning Assets                                    6.36%             7.51%
Interest Bearing Liabilities                      2.67%             3.97%
Interest Rate Spread                              3.69%             3.54%

Net Yield on Earning Assets                       4.15%             4.27%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 2002, was down 12 basis points compared to the same period in 2001. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have continued to fall over the last twelve months.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                          Six Months Ended
                                                     6/30/02           6/30/01

Balance at Beginning of Period                        3,723             3,695
Provision Charged to Expense                            120               120
Loans Charged Off                                       115                81
Recoveries                                               50                23

Balance at End of Period                              3,778             3,757

Ratios:
Net Charge-offs to:
Net Income                                             1.45%             1.45%
Total Loans                                             .02%              .02%
Reserve for Possible Loan Losses                       1.72%             1.54%

Reserve for Possible Loan Losses to:
Total Loans                                            1.02%             1.04%

The Reserve for Possible Loan Losses at June 30, 2002 was $3,778,000 (1.02% of Total Loans), an increase of $21,000 from $3,757,000 (1.04% of Total Loans) at the end of the first six months of 2001. Loans past due 90 days and still accruing were $1,856,000 and non-accrual loans were $775,000, as of June 30, 2002. The ratio of non-performing assets plus other real estate owned to total assets was .53%, at June 30, 2002. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. In addition, a parcel of other real estate owned with a book value of $782,000 was sold during the second quarter for $890,000, reducing other real estate owned(OREO) by over 50%.

Loans past due 90 days and still accruing were $1,003,000, at year end 2001, while non-accruals were at $837,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $799,000 in non-accrual loans, was approximately $28,000 for the first six months of 2002.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $66,155,000 at June 30, 2002, compared to $62,235,000 at June 30, 2001, an increase of $3,920,000 or 6.3% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.95% at December 31, 2001, 10.98% at June 30, 2001, and 10.20% at June 30, 2002. The
total risk-based capital ratio was 18.27% at June 30, 2002. The leverage ratio was 9.69% at June 30, 2002, and 10.79% during the same period in 2001. Capital at the corporation remains strong. The payment of a special 20 cents per share dividend in January 2002 has not slowed capital growth from the previous period.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 35% of total assets at June 30, 2002. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $326,004,000 at the Federal Home Loan Bank of Pittsburgh with $7,700,000 outstanding at June 30, 2002.

As of June 30, 2002, the cumulative asset sensitive gap was 7.9% of total assets at one month, 3.3% at six months, and 5.1% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Passbook and statement savings and NOW accounts are carried in the one to five year category. Half of money market deposit accounts are spread over the four to twelve month category. The other half are shown to mature in the one to three year category.

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

Item 1.  Legal Proceedings - Nothing to report.

Item 2.  Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) An annual meeting of shareholders was held at 1:00 p.m. on May 7, 2002 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

(b)  Five matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at eleven (11):

            Votes Cast            Votes Cast            Votes
              "FOR"               "AGAINST"           ABSTAINED
            ----------            ----------          ---------
             3,992,472              74,970              13,929

Proposal to fix the number of Class 1 Directors at four (4):

            Votes Cast            Votes Cast            Votes
              "FOR"               "AGAINST"           ABSTAINED
            ----------            ----------          ---------
             4,028,693              28,438              24,240

Proposal to fix the number of Class 2 Directors at three (3):

            Votes Cast            Votes Cast            Votes
              "FOR"               "AGAINST"           ABSTAINED
            ----------            ----------          ---------
             4,038,990              23,309              19,072

Proposal to fix the number of Class 3 Directors at four (4):

             Votes Cast            Votes Cast            Votes
              "FOR"               "AGAINST"           ABSTAINED
            ----------            ----------          ---------
             4,034,746              27,847              18,778

Election of four (4) Class 3 Directors to serve for a three-year term:

                                             Votes Cast              Votes
Director             Term Expires              "FOR"               "WITHHELD"
--------             ------------            ----------            ----------
Philip P. Asper           2005               4,021,614               59,757
Guy F. Donaldson          2005               3,978,050              103,321
Frank Elsner, III         2005               4,036,967               44,404
Thomas A. Ritter          2005               3,924,655              156,716


Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K
              (a)   Exhibits
         The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 (i) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit 3(ii)    Bylaws of Registrant (Incorporated by Reference to
                 Exhibit 3(ii) in Registrant's Report of Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 1998 between Adams County National Bank, ACNB Corporation and Ronald
                 L. Hankey (Incorporated By Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, Filed with the Commission on March 25, 1998).
Exhibit 10.2 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas
                 A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11       Statement Regarding Computation of Earnings Per Share.
Exhibit 99.1     Certification of Chief Executive Officer
Exhibit 99.2     Certification of Chief Financial Officer
                 (b)   Report on Form 8-K.
         The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ACNB CORPORATION


                                 Ronald L. Hankey, Chariman of the Board and CEO
August 7, 2002

                                 John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 ( i ) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
Exhibit 3(ii)    Bylaws of Registrant (Incorporated by Reference to
                 Exhibit 3(ii) of Registrant's Report on Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 10.1     Executive Employment Agreement Dated as of January 1,
                 1998 between Adams County National Bank, ACNB Corporation and Ronald L. Hankey (Incorporated By Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, Filed with the Commission on March 25, 1998).
Exhibit 10.2     Executive Employment Agreement Dated as of January 1,
                 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11       Statement Regarding Computation of Earnings Per Share.
Exhibit 99.1     Certification of Chief Executive Officer
Exhibit 99.2     Certification of Chief Financial Officer