Form 10-Q
period 2002-09-30
ACNB CORP
filed 2002-11-13
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2002
                               ------------------------------------------------

                                       OR

 _
|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   -----------------------

Commission file number  0-11783
                       --------------------------------------------------------


                              ACNB CORPORATION
-------------------------------------------------------------------------------
             (Exact name of corporation as specified in its charter)

      PENNSYLVANIA                                    23-2233457
-------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S.Employer
      incorporation or organization)                  Identification No.)

16 LINCOLN SQUARE, GETTYSBURG, PA                     17325
-------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

                                 (717) 334-3161
-------------------------------------------------------------------------------
              (corporation's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              --     ---


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

                     Class - Common Stock ($2.50 par value)

                  Outstanding at November 7, 2002 - 5,436,101

PART I

                          ITEM I FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                             9/30           9/30          12/31
                                             2002           2001           2001
ASSETS                                               (000 omitted)
  Cash and Due from Banks                 $25,652        $48,495        $21,925
  Investment Securities
     Securities Held to Maturity           27,378         45,556         48,480
     Securities Available for Sale        272,249        107,913        175,017
                                          -------        -------        -------
  Total Investment Securities             299,627        153,469        223,497



  Loans                                   368,539        359,659        362,579
    Less: Reserve for Loan Losses          -3,652         -3,778         -3,723
                                          -------        -------        -------
  Net Loans                               364,887        355,881        358,856

  Premises and Equipment                    6,748          5,133          5,704
  Other Real Estate                           585          1,357          1,646
  Other Assets                             19,193         18,365         18,606
                                          -------        -------        -------
TOTAL ASSETS                             $716,692       $582,700       $630,234
                                         ========       ========       ========
LIABILITIES
  Deposits
    Noninterest Bearing                   $75,947        $66,990        $70,907
    Interest Bearing                      483,777        409,919        438,328
                                          -------        -------        -------
  Total Deposits                          559,724        476,909        509,235

  Securities Sold Under
  Agreement To Repurchase                  39,717         35,181         33,239
  Borrowing Federal Home Loan Bank         37,300                        17,850
  Demand Notes U.S. Treasury                  450            450            412
  Other Liabilities                         7,290          5,336          6,805
                                          -------        -------        -------
TOTAL LIABILITIES                         644,481        517,876        567,541

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,436,101 shares issued and
  outstanding at 9/30/02                   13,590         13,590         13,590
  Retained Earnings                        52,215         49,059         48,661
  Accumulated Other Comprehensive
  Income                                    6,406          2,175            442
                                          -------        -------        -------
TOTAL SHAREHOLDERS' EQUITY                 72,211         64,824         62,693

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                   $716,692       $582,700       $630,234
                                         ========       ========       ========

See accompanying notes to financial statements.


                         ACNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended    Nine Months Ended
                                                                9/30                 9/30
                                                           2002      2001      2002       2001
                                                            (000 omitted)       (000 omitted)

INTEREST INCOME
  Loan Interest and Fees                                 $6,208    $6,932    $18,716    $21,252
  Interest and Dividends on
  Investment Securities                                   3,246     2,384      9,473      7,693
  Interest on Federal Funds Sold                                        1                   199
  Interest on Balances with
  Depository Institutions                                    37       320         60        457
                                                          -----     -----     ------     ------
TOTAL INTEREST INCOME                                     9,491     9,637     28,250     29,601

INTEREST EXPENSE
  Deposits                                                3,042     3,630      9,103     11,321
  Other Borrowed Funds                                      282       211        740      1,141
                                                          -----     -----     ------     ------
TOTAL INTEREST EXPENSE                                    3,324     3,841      9,844     12,462

NET INTEREST INCOME                                       6,167     5,796     18,406     17,139
  Provision for Loan Losses                                  60        60        180        180

NET INTEREST INCOME AFTER PROVISION                       -----     -----     ------     ------
FOR LOAN LOSSES                                           6,107     5,736     18,226     16,959

OTHER INCOME
  Trust Department                                          140       129        517        407
  Service Charges on Deposit Accounts                       583       355      1,400        933
  Other Operating Income                                    476       360      1,635      1,166
  Securities Gains
                                                          -----     -----     ------     ------
TOTAL OTHER INCOME                                        1,199       844      3,552      2,506

OTHER EXPENSES
  Salaries and Employee Benefits                          2,338     1,930      6,827      5,775
  Premises and Equipment                                    754       466      1,771      1,496
  Other Expenses                                          1,117     1,082      3,616      3,212
                                                          -----     -----     ------     ------
TOTAL OTHER EXPENSE                                       4,209     3,478     12,214     10,483

INCOME BEFORE INCOME TAX                                  3,097     3,102      9,564      8,982
  Applicable Income Tax                                     803       989      2,776      2,856
                                                          -----     -----     ------     ------
NET INCOME                                                2,294     2,113      6,788      6,126
                                                          =====     =====      =====      =====

EARNINGS PER SHARE*                                       $0.42     $0.37      $1.25      $1.13
DIVIDENDS PAID PER SHARE                                   0.20      0.20       0.60       0.60



*Based on a weighted average of 5,436,101 shares outstanding in 2002 and 5,436,122 in 2001

See accompanying notes to financial statements.

                         ACNB CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                                   Nine months ended
                                                                         9/30
                                                                    2002       2001
                                                                     (000 omitted)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                  $ 27,045   $ 30,330
Fees and Commissions Received                                       3,866      2,816
Interest Paid                                                     (10,394)   (12,175)
Cash Paid to Suppliers and Employees                              (11,850)   (18,920)
Income Taxes Paid                                                  (2,810)    (3,052)
       Net Cash (Used in) Provided by Operating Activities          5,857     (1,001)

Cash Flows from Investing Activities:
Proceeds from Maturities of Investment Securities
and Interest Bearing Balances with Other Banks                     80,241     43,597
Purchase of Investment Securities and Interest
Bearing Balances with Other Banks                                (147,090)   (25,000)
Principal Collected on Loans                                       70,491     66,697
Loans Made to Customers                                           (76,374)   (65,839)
Capital Expenditures                                               (1,502)      (773)
        Net Cash (Used in) Provided by Investing Activities       (74,234)    18,682

Cash Flow from Financing Activities:
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                   55,906     19,288
Proceeds from Sale of Certificates of Deposit                      39,432     31,544
Payments for Maturing Certificates of Deposit                     (38,373)   (24,098)
Dividends Paid                                                     (4,349)    (3,262)
Increase (Decrease) in Borrowings                                  19,488    (16,300)
Retirement of Common Stock                                              0        (74)
         Net Cash Provided by Financing Activities                 72,104      7,098
Net Increase in Cash and Cash Equivalents                           3,727     24,779
Cash and Cash Equivalents:  Beginning of Period                    21,925     23,716
                            End of Period                        $ 25,652   $ 48,495

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net Income                                                       $  6,788   $  6,126
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                         458        328
Provision for Loan Losses                                             180        180
Provision for Deferred Taxes                                         (390)       (85)
Amortization (Accretion) of Investment Securities Premiums            252         80
Increase (Decrease) in Taxes Payable                                  356       (111)
Decrease in Interest Receivable                                        62         42
Increase (Decrease) in Interest Payable                              (550)       287
Increase (Decrease) in Accrued Expenses                               554        (56)
(Increase) in Other Assets                                           (649)    (8,657)
Increase (Decrease) in Other Liabilities                           (1,204)       865
         Net Cash (Used in) Provided by Operating Activities     $  5,857   $ (1,001)


DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                         ACNB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 2002 and 2001 and December 31, 2001 and the results of its operations for the nine months ended September 30, 2002 and 2001 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

     The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 2001 ACNB Corporation Annual Report and Form 10-K filed with the Securities and Exchange Commission under file no. 0-11783.

2. The book and approximate market value of securities owned at September 30, 2002 and December 31, 2001 were as follows:

                                           9/30/02              12/31/01
                                    Amortized    Fair      Amortized   Fair
                                       Cost      Value        Cost     Value
                                                  (000 omitted)

U.S. Treasury and U.S. Government
   Agencies (held to maturity)       $ 25,541 $ 28,486     $ 40,744  $ 42,388
State and Municipal (held to
   maturity)                            1,509    1,523        2,123     2,126
Corporate (held to maturity)              328      331        1,957     1,974
Corporate (available for sale)         44,648   45,658
Municipal (available for sale)         10,337   10,690
U.S. Government Agencies
   (available for sale)               203,145  212,149      173,845   175,017
Restricted Equity Securities            3,752    3,752        3,656     3,656
                                     -------- --------     --------  --------
TOTAL                                $289,260 $302,589     $222,325  $225,161

Income earned on investment securities was as follows:

                                          Nine Months Ended September 30
                                              2002              2001
                                                  (000 omitted)
      U.S. Treasury                         $   38              $  414
      U.S. Government Agencies               8,787               6,750
      State and Municipal                      116                  92
      Other Investments                        532                 437
                                             -----               -----
                                            $9,473              $7,693

3.   Gross loans are summarized as follows:

                                           September 30      December 31
                                                  (000 omitted)
                                               2002              2001

     Real Estate                           $321,853           $316,928
     Real Estate Construction                13,575             15,497
     Commercial and Industrial               21,363             18,027
     Consumer                                11,748             12,127
                                           --------           --------
     Total Loans                           $368,539           $362,579


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended September 30, 2002 and 2001 were 5,436,101 and 5,436,101, respectively.

5. Dividends paid per share were $.80 and $.60 for the nine month periods ended September 30, 2002 and 2001, respectively. This represented a 64% payout of net income in 2002 and a 53% payout in 2001.

6. The results of operations for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Three months ended September 30, 2002 compared to three months ended
---------------------------------------------------------------------
September 30, 2001
------------------

Net Income for the three month period ending September 30, 2002 was $2,294,000, up $181,000 from the third quarter of 2001. Net interest income was up, total other income was up and total other expense was up. The third quarter increase is due to improved net interest income. Net income per share, for the third quarter, was $.42, compared to the $.39 earned in the same period in 2001. For the three month period (annualized) in 2002, the return on average assets and return on average equity were 1.37% and 13.45%, respectively, compared to 1.47% and 13.27%, respectively for 2001.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third three month period of 2002 was $9,491,000, down $146,000 or 1.5% below the $9,637,000 earned in the same period of 2001. The $146,000 decrease in interest income was due to a sustained fall in interest rates during 2001. In an effort to manage interest rate risk, the Registrant lowered interest rates on transaction accounts to historic lows. Income from loans and due from depository institutions during the current period decreased approximately $1,007,000 due to lower interest rates even though loan volumes continued to grow. Security income is up $862,000 due to greater volume of securities.

Total interest expense for the third quarter of 2002 was $3,324,000, down $517,000 or 13.5% from the $3,841,000 incurred for the same period in 2001. The $517,000 decrease in interest expense was due to lower interest rates, especially in the transaction account area. Because the decrease in interest expense exceeded the decrease in interest income, net interest income increased $371,000.

Total other income for the third quarter of 2002 at $1,199,000, was $355,000 greater than the same quarter in 2001. This was due to increased service charges on deposit accounts. The bank introduced a new service called overdraft privilege in mid-year 2001. The increase continued until the third quarter of this year, but management believes performance should match rather than exceed fourth quarter of 2001.

Total other expense for the third quarter of 2002 was $4,209,000, up $731,000 from the $3,478,000 incurred for the third quarter of 2001. Fifty-six (56%) percent of the increase was in salary and employee benefits, which totaled $408,000, and write off of deposit purchase premium and professional services associated with the overdraft plan, mentioned above.

The provision for income taxes in the third quarter decreased $186,000 due to a lower level of pretax earnings and the use of historic tax credits.

Nine months ended September 30, 2002 compared to nine months ended September
----------------------------------------------------------------------------
30, 2001
--------

Net income for the first nine months of 2002 was $6,788,000, up $662,000 or 10.8% above the $6,126,000 earned for the same period of 2001. The increase in net income was due primarily to stronger net interest income but partially offset by growing total other expense, as explained below. For the nine month period (annualized) of 2002, the return on average assets (ROA) and return on average equity (ROE) were 1.42% and 13.97%, respectively, compared to 1.44% and 13.17%, respectively, for 2001.

At September 30, 2002, total assets were approximately $717 million, reflecting a $134 million or 23% increase above September 30, 2001. This increase in assets stems from migration of funds from the equities market, the purchase of approximately $24 million in deposits in November 2001, and new borrowings from the Federal Home Loan Bank. As explained more fully under the Capital Management section, book value per share was $13.28 on September 30, 2002, compared to $11.92 on September 30, 2001. The corporation's capital remained in excess of federal requirements as evidenced by Total Shareholders Capital Ratio of 10.08% and a Total Risk-Based Capital Ratio of 19.08% on September 30, 2002.

Total interest income for the current nine month period was $28,250,000, down $1,351,000 or 4.6% from the $29,601,000 earned in the same period of 2001. The $1,351,000 decrease in total interest income was due to falling interest rates in the general market economy in 2002, translating to lower rates on new loans and securities. In 2001, market rates fell rapidly and have remained at unusually low levels. The effect is still affecting yields on components of the corporation's balance sheet.

Total interest expense for the current nine month period was $9,844,000, down $2,618,000 or 21% below the $12,462,000 incurred for the same period in 2001. The $2,618,000 decrease in total interest expense was due to falling interest rates through the year 2001 and their effect continuing into 2002.

Net interest income was $18,226,000 for the current period, $1,267,000 above the first nine months in 2001. Margins are decreasing, but assets are increasing and helping net interest income. The bank has shifted to a funds purchased position from a funds sold position since June of 2001, and has been able to improve dollar denominated net yield, but not margins.

Total non-interest income for the current nine month period was $3,552,000, $1,046,000 or 42% above the same period in 2001. The increase was caused by a $467,000 improvement in service charges on deposit accounts, as a result of the new product mentioned above, $110,000 in trust services (mainly in estates and brokerage fees), $36,000 in loan application fees, $147,000 from Bank Owned Life Insurance, a $60,000 litigation settlement, and $128,000 in gains on sale of other real estate.

Total non-interest expense for the current nine month period was $12,214,000, $1,731,000 or 17% above the $10,483,000 incurred for the same period in 2001. The increase was located in a $1,052,000 increase in salaries and benefits, a $207,000 increase in write-off of deposit purchase premium, a $28,000 increase in audit fees, a $128,000 increase in depreciation, and $92,000 increase in charged-off cash items.

The provision for income taxes was $2,776,000 for the current period, $80,000 less than the same period in 2001 due to greater tax-free income and historical tax credits, both of which began to decrease the corporation's tax liability in the third quarter. Both of these conditions will exist through the fourth quarter.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet were driven by strong growth in deposits and borrowed funds. The following are some of the results:

o Total investment securities were $299,627,000 at September 30, 2002, an increase of $146,158,000 or 95% since September 30, 2001. Securities have increased from 26% of total assets to 42% of total assets.

o Total deposits have grown from $476,909,000 at September 30, 2001 to $559,724,000 at September 30, 2002, an increase of $82,815,000 or 17%.
   Approximately $24,000,000 of those deposits were obtained through a branch purchase transaction with Farmers and Mechanics Bank of Frederick, Maryland. Certificates of deposit were up $11,919,000 or 7% from the September 30, 2001 total. Approximately 93% of the $82,815,000 increase was from checking and savings accounts. Management believes that the corporation must compete with Wall Street money market mutual funds and is currently paying higher than market rates to attract transaction accounts. This requires vigilance when rates rise and these depositors demand competitive rates or leave in search of better rates.

o Accumulated other comprehensive income has increased from $442,000 at December 31, 2001 to $6,406,000 at September 30, 2002. This indicates the after tax effect in the change in market value of the available for sale securities portfolio. The change in value is related to both lower interest and higher volume. This shift helped to reposition the portfolio for income purposes, as interest rates fell in the second quarter. Certain low rate securities were sold in July to shorten maturities. Shorter term securities will make it possible to sell and repurchase securities with better yields in a rising rate environment.

o The borrowings from the Federal Home Loan Bank have increased since year end 2001. The Bank entered into a $10,000,000, ten year term loan, which it used to purchase municipals with comparable maturities. The remainder is overnight borrowings used to fund short term corporate securities. Management believes this should increase earnings, and provide cash flow for a rising rate environment.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                                                              Nine Months Ended
                                                              9/30/02   9/30/01
                                                                Rate     Rate

Earning Assets                                                 6.26%     7.40%
Interest Bearing Liabilities                                   2.63%     3.82%
Interest Rate Spread                                           3.63%     3.58%

Net Yield on Earning Assets                                    4.08%     4.28%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 2002, was down 20 basis points compared to the same period in 2001. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have continued to fall over the last twelve months.


                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                        Reserve for Possible Loan Losses
                                 (In Thousands)
                                                               Nine Months Ended
                                                            9/30/02      9/30/01

Balance at Beginning of Period                               3,723        3,695
Provision Charged to Expense                                   180          180
Loans Charged Off                                              304          142
Recoveries                                                      53           45

Balance at End of Period                                     3,652        3,778

Ratios:
Net Charge-offs to:
Net Income                                                    3.70%        1.58%
Total Loans                                                    .07%         .03%
Reserve for Possible Loan Losses                              6.87%        2.57%

Reserve for Possible Loan Losses to:
Total Loans                                                    .99%        1.05%

The Reserve for Possible Loan Losses at September 30, 2002 was $3,652,000 (.99% of Total Loans), a decrease of $126,000 from $3,778,000 (1.05% of Total Loans) at the end of the first nine months of 2001. Loans past due 90 days and still accruing were $1,484,000 and non-accrual loans were $650,000, as of September 30, 2002. The ratio of non-performing assets plus other real estate owned to total assets was .38%, as of September 30, 2002. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. In addition, a parcel of other real estate owned with a book value of $782,000 was sold during the second quarter for $890,000, reducing other real estate owned (OREO) by over 50%.

Loans past due 90 days and still accruing were $1,003,000, at year end 2001, while non-accruals were at $837,000. The bulk of the corporation's real estate loans are in owner occupied dwellings. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $744,000 in non-accrual loans, was approximately $40,000 for the first nine months of 2002.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $72,211,000 at September 30, 2002, compared to $64,824,000 at September 30, 2001, an increase of $7,387,000 or 11.4% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.95% at December 31, 2001, 11.12% at September 30, 2001, and 10.08% at September 30, 2002. The total risk-based capital ratio was 19.08% at September 30, 2002. The leverage ratio was 11.29% at September 30, 2002, and 11.45% during the same period in 2001. Capital at the corporation remains above federal requirements. The corporation paid a special 20 cents per share in January 2002 which did not decrease capital growth from the previous period.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 42% of total assets at September 30, 2002. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $324,656,000 at the Federal Home Loan Bank of Pittsburgh, with $27,300,000 outstanding at September 30, 2002.

As of September 30, 2002, the cumulative asset sensitive gap was (1.1)% of total assets at one month, (1.8)% at six months, and 2.9% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Twenty-five (25%) percent of passbook and statement savings, NOW accounts, money market deposit accounts and sweep accounts are carried in the overnight category. The remaining 75% are carried in over 5 year category in order to reflect their core deposit characteristics and the fact that rates on these deposits do not change as rapidly as asset rates.

Management does not believe there are any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

 Exhibit 11    Statement Regarding Computation of Earnings Per Share.

Exhibit 99.1   Certification of Chief Executive Officer

Exhibit 99.2   Certification of Chief Financial Officer

               (b) Report on Form 8-K.
      The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACNB CORPORATION



                                  Ronald L. Hankey, Chairman of the Board/CEO
November 7, 2002


                                  John W. Krichten, Secretary/Treasurer

                                  CERTIFICATION

I, Ronald L. Hankey, Chairman of the Board/Chief Executive Officer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of ACNB Corporation.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By:
                                     -------------------------------------------
                                     Ronald L. Hankey, Chairman of the Board/CEO

Date: November 7, 2002
                                     Page 14

                                  CERTIFICATION

I, John W. Krichten, Secretary/Treasurer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of ACNB Corporation.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By:
                                           -------------------------------------
                                           John W. Krichten, Secretary/Treasurer

Date: November 7, 2002
                                     Page 15

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