Form 10-K
period 2002-12-31
ACNB CORP
filed 2003-03-21
CIK 715579

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002
                          ---------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------      ------------

                         Commission file number 0-11783

                                ACNB CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                         23-2233457
       ----------------------------              --------------
       (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

16 LINCOLN SQUARE, GETTYSBURG, PENNSYLVANIA              17325-3129
-------------------------------------------              ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code: (717) 334-3161
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $2.50 PER SHARE
                     ---------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 28, 2002 was approximately $116,348,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 2003 was 5,436,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

                                ACNB CORPORATION

                                TABLE OF CONTENTS

PART I                                                                     PAGE

Item 1.           Business ....................................................3

Item 2.           Properties ..................................................8

Item 3.           Legal Proceedings ...........................................8

Item 4.           Submission of Matters to a Vote of Stockholders .............8

PART II

Item 5.           Market for the Registrant's Common Stock Equity
                  and Related Stockholder Matters .............................9

Item 6.           Selected Financial Data ....................................10

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............11

Item 8.           Financial Statements and Supplementary Data.................27

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................48

PART III

Item 10.          Directors and Executive Officers of the Registrant..........48

Item 11.          Executive Compensation......................................48

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management..............................................48

Item 13.          Certain Relationships and Related Transactions..............49

Item 14.          Controls and Procedures.....................................49

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.................................................50

                  Signatures..................................................51

                                     PART I

The management of ACNB Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of ACNB Corporation and its wholly-owned subsidiaries, Adams County National Bank and Pennbanks Insurance Company. When words such as "believes", "expects", "anticipates", "may", "could", "should", "estimates", or similar expressions occur in this annual report, management is making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of ACNB Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

     o Operating, legal and regulatory risks;

     o Economic, political and competitive forces impacting our various lines of business;

     o The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

     o The possibility that increased demand or prices for ACNB's financial services and products may not occur;

     o Volatility in interest rates; and/or

     o Other risks and uncertainties.

ACNB undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents ACNB files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.


ITEM I - BUSINESS

ACNB CORPORATION

ACNB Corporation is a $734.6 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust, accounting and insurance. ACNB's operations are conducted through its primary operating subsidiary, Adams County National Bank with nineteen offices in Adams, Cumberland and York counties.

ACNB's major source of operating funds is dividends that it receives from its subsidiary bank. ACNB's expenses consist principally of losses from low-income housing investments. Dividends that ACNB pays to shareholders consist of dividends declared and paid to ACNB by the subsidiary bank.

ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.

The common stock of ACNB is listed on the Over The Counter Bulletin Board under the symbol ACNB.

The corporation has four operating segments, Commercial, Consumer, Mortgage Lending and Investment Securities, as described in Note R of the Notes to Consolidated Financial Statements included in this Report. The segment reporting information in Note R is incorporated by reference into this Item I.

BANKING SUBSIDIARY

ADAMS COUNTY NATIONAL BANK

Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The bank's principal market area is Adams County, Pennsylvania, which is located in south central Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2002, Adams County National Bank had total assets of $731.7 million, total loans of $375 million and total deposits of $512 million.

The main office of the bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, the bank has thirteen branches in Adams County, two branches in York County, and three branches in Cumberland County. Adams County National Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, Internet and telephone banking. The bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

NONBANKING SUBSIDIARY

PENNBANKS INSURANCE CO.

Pennbanks Insurance Co. holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2002, totaled $686,000.

COMPETITION

The financial services industry in ACNB's market area is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary, as well as funding sources on the capital markets that exceed ACNB's availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies offer competitive products and services similar in terms to those offered by ACNB.

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which gives them a broader range of products with which the bank must compete. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

ACNB is a financial holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a financial holding company to serve as a source of financial and managerial strength to its subsidiary bank. As a result, the Federal Reserve may require ACNB to stand ready to use its resources to provide adequate capital funds to the bank during periods of financial stress or adversity.

Under the Bank Holding Company Act, the Federal Reserve may require a financial holding company to end a nonbanking business if the nonbanking business constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the financial holding company.

The Bank Holding Company Act prohibits ACNB from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merge with another bank holding company, without the prior approval of the Federal Reserve. The Bank Holding Company Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected out by the required deadline. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

In addition, the Bank Holding Company Act restricts ACNB's nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

The Federal Deposit Insurance Corporation Improvement Act requires a bank holding company to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized", as defined by regulations, with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

RECENT LEGISLATION

USA PATRIOT ACT OF 2001 - In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

FINANCIAL SERVICES MODERNIZATION LEGISLATION - In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company". "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that ACNB faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than ACNB has.

SARBANES-OXLEY ACT OF 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules; requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules; and, mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

       o Audit committees for all reporting companies;

       o Certification of financial statements by the chief executive officer and the chief financial officer;

       o The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

       o A prohibition on insider trading during pension plan black out periods;

       o Disclosure of off-balance sheet transactions;

       o A prohibition on personal loans to directors and officers;

       o Expedited filing requirements for Forms 4s;

       o Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

       o "Real time" filing of periodic reports;

       o Formation of a public accounting oversight board;

       o Auditor independence; and,

       o Increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

REGULATION W - Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. ACNB Corporation is considered to be an affiliate of Adams County National Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

       o To an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and,

       o To an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

       o Loan or extension of credit to an affiliate;

       o Purchase of, or an investment in, securities issued by an affiliate;

       o Purchase of assets from an affiliate, with some exceptions;

       o Acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

       o Issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

       o A bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

       o Covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and,

       o With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation that would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

DIVIDENDS

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiary. Federal and state laws regulate the payment of dividends by ACNB's subsidiary. See "Regulation of Bank" below.

REGULATION OF BANK

The operations of the subsidiary bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The bank's operations are also subject to regulations of the Office of the Comptroller of the Currency, Federal Reserve, FDIC, and Pennsylvania Department of Banking.

The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the bank's depositors rather than ACNB's shareholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council or FFIEC.

The National Bank Act requires the subsidiary national bank to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank's net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that the retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. These restrictions have not had, nor are they expected to have, any impact on the corporation's dividend policy. Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act, including:

       o Extensions of credit to the bank holding company or its subsidiaries;


       o Investments in the stock or other securities of the bank holding company or its subsidiaries; and,


       o Taking such stock or securities as collateral for loans.

The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

ACNB and its subsidiary bank are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve and FDIC. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. The nature of monetary and fiscal policies on future business and earnings of ACNB cannot be predicted at this time.

OTHER

From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of ACNB and the subsidiary bank, or otherwise change the business environment. Management cannot predict whether any of this legislation will have a material effect on the business of ACNB.

ACCOUNTING POLICY DISCLOSURE

Disclosure of the corporation's significant accounting policies is included in Note A to the consolidated financial statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses which are located in Note D to the consolidated financial statements.

Management in determining the allowance for loan losses makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.

STATISTICAL DISCLOSURES

The following statistical disclosures are included in Management's Discussion and Analysis, Item 7 hereof, and are incorporated by reference in this Item 1:

       o Interest Rate Sensitivity Analysis

       o Interest Income and Expense, Volume and Rate Analysis

       o Investment Portfolio

       o Loan Maturity and Interest Rate Sensitivity

       o Loan Portfolio

       o Allocation of Allowance for Loan Losses

       o Deposits

       o Short-Term Borrowings

AVAILABLE INFORMATION

         Upon a shareholder's written request, a copy of the corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from John W. Krichten, Secretary/Treasurer, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325.

EMPLOYEES

         As of December 31, 2002, ACNB had 197 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.


ITEM 2 - PROPERTIES

ACNB Corporation owns no real estate.

Adams County National Bank, in addition to its main office, had an office network of eighteen offices at December 31, 2002. All offices are located in Adams County with the exception of three offices located in Cumberland County and two offices located in York County. Offices at fifteen locations are owned, while four are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.


ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2002, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2002.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

ACNB Corporation's common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. There were 20,000,000 shares of common stock authorized at December 31, 2002, and 5,436,101 shares outstanding. As of March 3, 2003, ACNB had approximately 2,926 stockholders of record. There is no other class of stock authorized or outstanding. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiary's ability to pay dividends to ACNB. ACNB Corporation has no equity compensation plans.

The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.



                                   PRICE RANGE PER SHARE        PER SHARE
     2002                           HIGH             LOW        DIVIDEND
     ----                           ----             ---        --------
First Quarter                     $18.50            $17.10       $ .40
Second Quarter                    $22.40            $17.80       $ .20
Third Quarter                     $21.50            $19.65       $ .20
Fourth Quarter                    $21.60            $20.75       $ .28


                                   PRICE RANGE PER SHARE        PER SHARE
     2001                           HIGH             LOW        DIVIDEND
     ----                           ----             ---        --------
First Quarter                     $16.38            $15.88       $ .20
Second Quarter                    $17.25            $15.50       $ .20
Third Quarter                     $19.00            $17.00       $ .20
Fourth Quarter                    $18.40            $18.05       $ .28

 ITEM 6 - SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                                              (Dollars in thousands, except per share data)

                                           2002               2001             2000            1999            1998
                                           ----               ----             ----            ----            ----
SUMMARIES OF INCOME

 Interest income                    $     37,794         $   39,161    $      39,837  $       38,194  $       38,532
 Interest expense                         13,453             16,056           16,929          15,966          16,456
                                    ------------         ----------     ------------  --------------  --------------
 Net interest income                      24,341             23,105           22,908          22,228          22,076
 Provision for loan losses                   370                240              240             253             360
 Net interest income after
  provision for loan losses               23,971             22,865           22,668          21,975          21,716
 Non-interest income                       5,028              3,533            2,797           2,888           2,411
 Non-interest expenses                    16,988             14,327           13,212          13,270          12,650
                                    ------------         ----------     ------------  --------------  --------------
 Income before income taxes               12,011             12,071           12,253          11,593          11,477
 Applicable income taxes                   3,107              3,734            4,158           3,770           3,752
                                    ------------         ----------     ------------  --------------  --------------
 NET INCOME                         $      8,904        $     8,337    $       8,095  $        7,823  $        7,725
                                    ============        ===========    =============  ==============  ==============
FINANCIAL CONDITION AT YEAR END
 Assets                             $    734,644        $   630,234    $     567,330  $      545,952  $      544,263
 Loans, net                              368,469            357,816          357,159         347,354         351,851
 Deposits                                582,615            509,235          453,149         452,633         455,699
 Borrowed money                           76,445             51,501           48,957          29,827          22,758
 Stockholders' equity                     70,100             62,693           60,437          59,863          61,118

PER COMMON SHARE DATA

 Earnings per share - basic         $       1.64        $      1.53    $        1.44  $         1.35  $         1.33
 Earnings per share - diluted               1.64               1.53             1.44            1.35            1.33
 Cash dividends paid                        1.08               0.88             0.87            0.85            0.78
 Book value                                12.90              11.53            11.11           10.41           10.51
 Weighted average number of
  common shares:
 Basic                                 5,436,000          5,436,000        5,623,000       5,783,000       5,815,000
 Diluted                               5,436,000          5,436,000        5,623,000       5,783,000       5,815,000
 Dividend payout ratio                       66%                58%              60%             63%             58%

PROFITABILITY RATIOS ON EARNINGS

 Return on average assets                  1.35%              1.45%            1.46%           1.42%           1.46%
 Return on average equity                 13.45%             13.34%           13.50%          12.88%          12.75%
 Equity to assets                          9.54%              9.95%           10.65%          10.96%          11.23%

SELECTED ASSET QUALITY RATIOS

Nonperforming loans to total
  loans                                    0.65%              0.51%            0.79%           1.01%           1.09%
 Net charge-offs to average loans
  outstanding                              0.07%              0.06%            0.02%           0.09%           0.03%
 Allowance for loan losses to
  total loans                              1.02%              1.03%            1.02%           1.02%           1.02%
 Allowance for loan losses to
  nonperforming loans                     158.8%             202.3%           129.8%          100.2%           95.0%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a financial holding company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 2002 Annual Report contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, filed by the corporation in 2003 and any Current Reports on Form 8-K filed by the corporation.

CRITICAL ACCOUNTING POLICIES

The accounting policies that the Corporation's management deems to be most important to the portrayal of its financial condition and results of operations, and that require management's most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following policy is deemed to be a critical accounting policy by management:

ALLOWANCE FOR LOAN LOSSES

The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an Allowance for Loan Losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period. The Corporation assesses the adequacy of its allowance on a quarterly basis. The specific methodologies applied on a consistent basis are discussed in greater detail under the caption "Allowance for Loan Losses" in a subsequent section of the following Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

OVERVIEW

ACNB's 2002 net income was $8,904,000, or $1.64 per share, compared to $8,337,000, or $1.53 per share in 2001, and $8,095,000, or $1.44 per share in
2000.

Returns on average equity were 13.45% in 2002, 13.34% in 2001, and 13.50% in 2000. Returns on average assets were 1.35% in 2002, 1.45% in 2001, and 1.46% in 2000.

NET INTEREST INCOME

The primary source of ACNB's traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest-bearing funds include deposits and borrowings.

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The "interest rate spread" and "net interest margin" are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets. Due to demand deposits and stockholders' equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

Table 1 presents net interest income, interest rate spread, and net interest margin for the years ending December 31, 2002, 2001 and 2000. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.

Net interest income in 2002 was $24,341,000, compared to $23,105,000 in 2001 and $22,908,000 in 2000. ACNB has been able to increase its net interest income over the last two years primarily through increases in average earning assets.

The interest rate spread and net interest margin have compressed over the last year. The interest rate spread was 3.47% in 2002, down from 3.60% in 2001 and 3.53% in 2000. The net yield on earning assets experienced similar results, totaling 3.91% in 2002, down from 4.27% in 2001 and 4.33% in 2000. Several factors impacted the net interest margin for 2002. First, ACNB was in an asset sensitive interest rate risk position in 2002, and interest earning assets repriced more quickly than interest bearing liabilities. Longer-term funding sources, including certificates of deposit, have to reach their maturity date to reprice. Second, ACNB had a less profitable interest earning asset mix, as deposits and borrowings were used to fund securities because loan growth remained weak. Finally, the market area served by ACNB is highly competitive, resulting in financial institutions pricing quality credits competitively in order to increase volume.

Average earning assets were $622,890,000 in 2002, an increase of 15.1% over the 2001 balance of $541,117,000. Average earning assets for 2000 were $529,262,000. Securities growth was the primary contributor to the increase in average earning assets during these periods.

Average securities were $253,060,000 for the year ended December 31, 2002, compared to $162,021,000 in 2001 and $169,796,000 in 2000. Weak loan growth, coupled with strong growth in transaction accounts, required increased emphasis on the securities portfolio which resulted in growth of 56.2% in 2002. Because the bank has traditionally been a mortgage lender and mortgage-backed securities carry higher interest rates than other agency securities, most of the securities growth was in mortgage-backed securities. Mortgage backed securities grew from $101,416,000 at December 31, 2001, to $180,696,000 at December 31, 2002. In
addition, corporate securities increased from $1,957,000 to $63,782,000 during the same time period. The significant increase of corporate securities was caused by extremely low U.S. Treasury and agency rates. The rate spread between corporate and government securities indicated the need for a strong preference for corporate securities. Many of the securities have a relatively short duration that should provide sufficient liquidity to assist in the funding of loan demand during 2003. Overall loan income is down due to lower rates, but slow loan growth prevented the increase in volume from making up for the decrease.

Average loans were $367,494,000 in 2002, versus $359,404,000 in 2001 and
$352,666,000 in 2000. The small increase in loans, in part, reflects the strong competition from other financial institutions and changeover in loan personnel.

Average interest bearing liabilities were $516,897,000 in 2002, up from $441,112,000 in 2001 and $423,494,000 in 2000. Funding to support loan and securities growth came from an increase in interest bearing liabilities in 2002 and 2001, with a continued shift in mix from time deposits and borrowed money to lower-cost demand and savings deposits.

TABLE 1 - COMPARATIVE AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                       YEAR ENDED DECEMBER 31
                                                2002                             2001                              2000
                                   ------------------------------  -------------------------------    -----------------------------
                                    BALANCE   INTEREST    RATE       Balance    Interest   Rate         Balance   Interest   Rate
                                   ---------  ---------  -------     --------   --------  -------      --------   --------  -------

ASSETS IN THOUSANDS
Loans                              $ 367,494  $  24,752   6.74%      $359,404   $  27,892   7.76%      $ 352,666   $ 28,307   8.03%
Taxable investment securities        247,272     12,727   5.15%       159,722      10,396   6.51%        166,067     10,897   6.56%
Non-taxable investment securities      5,788        241   4.16%         2,299         117   5.09%          3,729        169   4.53%
Federal funds sold                        --         --     --          3,182         157   4.93%          1,916        122   6.37%
Interest bearing deposits with
  banks                                2,336         74   3.17%        16,510         599   3.63%          4,884        342   7.00%
                                   ---------  ---------              --------     -------               --------    -------
Total interest earnings assets       622,890  $  37,794   6.07%       541,117   $  39,161   7.24%        529,262   $ 39,837   7.53%
Cash and due from banks               19,050                           17,642                             17,024
Premises and equipment                 6,338                            5,081                              4,521
Other assets                          14,783                           13,836                              7,492
Allowance for loan losses             (3,722)                          (3,669)                            (3,600)
                                   ---------                         --------                           --------
TOTAL ASSETS                       $ 659,339                         $547,007                           $554,699
                                   =========                         ========                           ========
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing demand deposits   $  83,825  $   1,134   1.35%      $ 74,658   $   1,497   2.01%      $  68,596   $  1,915   2.79%
Savings deposits                     158,804      3,070   1.93%       117,973       2,554   2.16%        115,919      2,606   2.25%
Time deposits (excluding time
  certificates of deposits of
  $100,000 or more)                  202,036      6,779   3.36%       191,486       9,699   5.06%        188,120      9,606   5.11%
Time certificates of deposit of
  $100,000 or more                    21,272      1,275   5.99%        20,640         940   4.55%         16,482        943   5.72%

Borrowings                            50,960      1,195   2.34%        36,355       1,366   3.76%         34,377      1,859   5.41%
                                   ---------  ---------              --------     -------               --------    -------
Total interest bearing
liabilities                          516,897  $  13,453   2.60%       441,112   $  16,056   3.64%        423,494   $ 16,929   4.00%

INTEREST RATE SPREAD                                      3.47%                             3.60%                             3.53%

Demand deposits                       72,408                           66,052                             62,890
Other liabilities                      3,829                            4,361                              8,334

Stockholders' equity                  66,205                           62,482                             59,981
                                   ---------                         --------                           --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $659,339                         $574,007                           $554,699
                                    ========                         ========                           ========
INTEREST INCOME/
EARNING ASSETS                      $622,890  $  37,794   6.07%      $541,117   $  39,161   7.24%       $529,262   $ 39,837   7.53%

INTEREST EXPENSE/
EARNING ASSETS                      (622,890)   (13,453) (2.16)%     (541,117)    (16,056) (2.97)%      (529,262)   (16,929) (3.20)%
                                   ---------  ---------  -------     --------     -------  -------      --------    -------  -------
NET YIELD ON
EARNING ASSETS                     $      --  $  24,341   3.91%      $     --   $  23,105   4.27%      $      --   $ 22,908   4.33%
                                   =========  =========  =======     ========   =========  =======     =========   ========  =======


The rate-volume variance analysis set forth in the table below compares changes in net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been factored in proportionally.

TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                2002 VERSUS 2001                                  2001 Versus 2000
                                    -----------------------------------------      -----------------------------------------------
                                               DUE TO CHANGES IN                                 Due to Changes in
IN THOUSANDS                            VOLUME          RATE          TOTAL                Volume            Rate           Total
                                        ------          ----          -----                ------            ----           -----
Interest earned on:
Loans                                $    613        $(3,753)       $(3,140)              $  540        $   (955)       $   (415)
Taxable investment securities           4,833         (2,502)         2,331                 (418)            (83)           (501)
Non-taxable investment securities         149            (25)           124                  (70)             18             (52)
Federal funds sold                        (79)           (78)          (157)                  69             (34)             35
Time deposits with banks                 (457)           (68)          (525)                 514            (257)            257
                                    ---------        -------       --------              -------        --------        --------
Total Interest Earning Assets           5,059         (6,426)        (1,367)                 635          (1,311)           (676)
                                    ---------        -------       --------              -------        --------        --------
Interest paid on:
Interest bearing demand deposits          169           (532)          (363)                 157            (575)           (418)
Savings deposits                          810           (294)           516                   48            (100)            (52)
Time deposits                          (2,453)          (132)        (2,585)                 382            (292)             90
Short-term borrowings                     444           (615)          (171)                 102            (595)           (493)
                                    ---------        -------       --------              -------        --------        --------
Total Interest Bearing Liabilities     (1,030)        (1,573)        (2,603)                 689          (1,562)           (873)
                                    ---------        -------       --------              -------        --------        --------
NET INTEREST EARNINGS               $   6,089        $(4,853)      $  1,236              $   (54)       $    251        $    197
                                    =========        =======       ========              =======        ========        ========

PROVISION FOR LOAN LOSSES

The provision for loan losses charged against earnings was $370,000 in 2002, compared to $240,000 in 2001 and $240,000 in 2000. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. The $130,000, or 54.0%, increase in the provision for loan losses during 2002, compared to 2001, reflects increases in net charge-offs and some growth in the loan portfolio.

See further discussion in the asset quality discussion of this annual report.

NON-INTEREST INCOME

Non-interest income was $5,028,000 for the year ended December 31, 2002, a 42.3% increase over 2001. For the year ended December 31, 2001, non-interest income totaled $3,533,000, an increase of 26.3% over 2000 totals.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, grew to $683,000 for the year ended December 31, 2002, up from $569,000 in 2001 and $623,000 in 2000. At
December 31, 2002, ACNB had total assets under administration of approximately $59,000,000 compared to $69,000,000 at the end of 2001 and $56,000,000 at the
end of 2000. The 2001 numbers include assets of approximately $11,000,000 in a non-profit organization bond fund. These funds inflated 2001 totals, but were paid out by the end of 2002. The increase in income for 2002 came from estate management and brokerage fees, while the shortfall in 2001 resulted from lower estate and agency revenue.

Service fees on deposit accounts were $1,913,000 in 2002, a 41.9% increase over 2001's total of $1,348,000. 2001 experienced a similar increase over 2000's results, which were $989,000. The increase in both 2002 and 2001 is the result of a new service called Overdraft Privilege. The new service allows checking account overdrafts, up to a preset dollar amount, with a fee for every check paid.

Other non-interest income totaled $2,432,000 for the year ended December 31, 2002, an increase of $816,000 or 50.5%, over 2001's amount of $1,616,000. The
2002 increase was spread across the entire spectrum, but several categories showed notable increases. Gain on sale of other real estate was up $113,000, earnings on bank-owned life insurance (BOLI) was up $151,000, loan fees were up $84,000, and the bank gained a $60,000 litigation fee. Non-interest income for 2001 was up 26.3% over $2,797,000 in 2000. Income was enhanced during 2001 by an increase in BOLI of $320,000, a rise in safe deposit box fees of $40,000, and the introduction of a new public accounting service resulting in $37,000 in its first year. BOLI is used to fund various employee benefit plans, and all employees affected are aware of their insured status.

NON-INTEREST EXPENSE

The largest component of non-interest expense is salaries and employee benefits, which increased $1,512,000, or 19.0%, to $9,454,000 in 2002, after increasing by $351,000, or 4.6%, in 2001. The increase in salaries and employee benefits during 2002 is attributable to the following factors:

       o Normal merit increases to employees;

       o The growth that ACNB has experienced, including two branches purchased or leased in 2001, which were fully operational for the entire year, and a new branch opened in the third quarter of 2002;

       o Increases in administrative personnel expense as the bank's strategic direction changes to a focus on greater growth; and,

       o Increases in employee benefit costs, particularly health and welfare benefit plans, consistent with the rising health care cost trend noted nationwide and increased net periodic pension costs due to the underperformance of investments in the pension plan.

Net occupancy expense was $829,000 in 2002, $701,000 in 2001, and $649,000 in
2000. The 18.3% increase experienced in 2002 was primarily the result of three new branches, two of which opened in late 2001 and were fully operational for the entire 2002 year. Another branch was opened in the third quarter of 2002.

Similarly, the 29.7%, or $323,000, increase in furniture and equipment expense during 2002 versus 2001 was the result of an increase in number of locations, as well as the increased maintenance costs associated with more sophisticated delivery channels offered to the bank's customer base.

Professional service expense totaled $452,000 for the year ended December 31, 2002, a 16.3% decrease from 2001 results. This followed a 154.7% increase in professional service expense experienced in 2001 as compared to 2000. The increase in professional services can be attributed to the following factors:

       o Payments for the rights to and implementation of Overdraft Privilege, a new service described above. The payments were made in both 2001 and 2002.

       o Payments made to a computer and operations consulting firm that also extended over the last two years.

Other non-interest expense totaled $3,967,000 during 2002, versus $3,220,000 in 2001 and $2,900,000 in 2000. Significant expense components in this category include marketing and advertising, postage, supplies, amortization of core deposit intangibles, and Pennsylvania Shares Tax. The increase in expense noted during 2002 and 2001 was the direct result of ACNB's overall growth, which requires many of these types of expenses to increase as well.

INCOME TAXES

ACNB recognized income taxes of $3,107,000, or 25.9% of pre-tax income, in 2002. Income tax expense was $3,734,000, or 30.9% of pre-tax income, in 2001 and $4,158,000, or 33.9% of pre-tax income, in 2000. The variances from the federal statutory rate of 35% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The decline in the effective tax rate during 2002 is a result of a significant historical tax credit associated with a just completed low-income housing project. The downward trend in the effective tax rate from 2000 to 2002 is consistent with the increase in tax-free investment securities during this period.

FINANCIAL CONDITION

Average earning assets increased in 2002 to $622,890,000 from $541,117,000 in 2001 and $529,262,000 in 2000. ACNB's investment portfolio has increased over the last three years, as a result of planned growth using borrowed funds. To a lesser degree, the slow growth in commercial and consumer loans contributed to the increase in average earning assets. Average funding sources, or interest bearing liabilities, increased in 2002 to $516,897,000 from $441,112,000 in 2001 and $423,494,000 in 2000.

INVESTMENT SECURITIES

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio, in part, reflects the trends in loans, deposits, and borrowed funds during 2002. As deposit and borrowing growth outpaced loan growth during 2002, excess funding was invested in the securities portfolio. Much of the investment activity focused on U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

At December 31, 2002, the securities balance included a net unrealized gain on available-for-sale securities of $4,089,000, net of taxes, versus a net unrealized gain of $774,000, net of taxes at December 31, 2001. The reduction in interest rates during 2002 versus 2001 led to the appreciation in the fair value of securities during 2002.

TABLE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2002 and 2001, were as follows:


                                                                      Gross           Gross
                                                    Amortized      Unrealized       Unrealized
                                                       Cost           Gains           Losses            Fair Value
                                                    ---------      ----------       ----------          ----------
2002 IN THOUSANDS

HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   25,540       $    2,810    $           --          $   28,350
Obligations of states and political subdivisions         1,509               15                --               1,524
Corporate debt                                             217                2                --                 219
                                                    ----------       ----------    --------------          ----------
Total debt securities                                   27,266            2,827                --              30,093
Restricted equity securities                             4,392               --                --               4,392
                                                    ----------       ----------    --------------          ----------
Total Held-to-Maturity Securities                   $   31,658       $    2,827    $           --          $   34,485
                                                    ==========       ==========    ==============          ==========
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies              95,403            2,093                --              97,496
Mortgage-backed securities                             180,696            4,197                --             184,893
                                                    ----------       ----------    --------------          ----------
Total Available-for-Sale Securities                 $  276,099       $    6,290    $           --          $  282,389
                                                    ==========       ==========    ==============          -=========

2001 IN THOUSANDS

HELD-TO-MATURITY SECURITIES

U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   40,744       $    1,644    $           --          $   42,388
Obligations of states and political subdivisions         2,123               11                 8               2,126
Corporate debt                                           1,957               17                --               1,974
                                                    ----------       ----------    --------------          ----------
Total debt securities                                   44,824            1,672                 8              46,488
Restricted equity securities                             3,656               --                --               3,656
                                                    ----------       ----------    --------------          ----------
Total Held-to-Maturity Securities                   $   48,480       $    1,672    $            8          $   50,144
                                                    -=========       ==========    ==============          ==========

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   72,429       $      775    $          606          $   72,598
Mortgage-backed securities                             101,416            1,588               585             102,419
                                                    ----------       ----------    --------------          ----------
Total Available-for-Sale Securities                  $ 173,845       $    2,363    $        1,191          $  175,017
                                                    ==========       ==========    --============          -=========


The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.



                                                        Held-to-Maturity                      Available-for-Sale
                                                -----------------------------           ----------------------------

                                                 Amortized Cost    Fair Value            Amortized Cost   Fair Value
                                                ---------------- ------------           ----------------- ----------
IN THOUSANDS
Within one year                                    $    5,356      $    5,456               $  40,766      $  41,520
After one year through five years                      20,647          23,329                 117,675        119,287
After five years through ten years                      1,263           1,308                  64,341         66,199
After ten years                                            --              --                  53,317         55,383
                                                   ----------      ----------               ---------      ---------
Total Debt Securities                              $   27,266      $   30,093               $ 276,099      $ 282,389
                                                   ==========      ==========               =========      =========

TABLE 4 - INVESTMENT SECURITIES (YIELDS)

                                        U.S. Government
                                           and Federal       State                 Other                                Taxable
                                             Agency       and Municipal          Securities          Total         Equivalent Yield
                                        ---------------   -------------         -----------       -----------      ----------------
DECEMBER 31, 2002 IN THOUSANDS
Amortized Cost
Within one year                           $  16,130        $       139          $   29,853          $  46,122           4.01%
After one year through five years           103,746                647              33,929            138,322           4.51%
After five years through ten years           55,544             10,060                  --             65,604           5.63%
After ten years                              52,317              1,000                  --             53,317           5.79%
No set maturity                                  --                 --               4,392              4,392           3.45%
                                          ---------         ----------          ----------          ---------
Total                                     $ 227,737        $    11,846          $   68,174          $ 307,757
                                          =========        ===========          ==========          =========
Fair Value                                $ 235,381        $    12,037          $   69,456          $ 316,874
                                          =========        ===========          ==========          =========
Taxable Equivalent Yield                       5.22%              6.05%               3.59%

December 31, 2001 IN THOUSANDS
Amortized Cost                            $ 214,589        $     2,123         $     5,613          $ 222,325
                                          =========        ===========         ===========          =========

December 31, 2000 IN THOUSANDS
Amortized Cost                            $ 158,422        $     2,624          $   10,145          $ 171,191
                                          =========        ===========          ==========          =========


The weighted average yield of tax-exempt obligations has been calculated on a taxable equivalent basis. The taxable equivalent adjustments are based on an effective tax rate of 35%. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

At December 31, 2002 and 2001, assets with a carrying value of $92,123,000 and $77,744,000, respectively, were pledged as required or permitted by law to secure certain public and trust deposits, repurchase agreements, or for other purposes.

LOANS

Loans outstanding increased $10,767,000, or 3.0% in 2002, compared to 0.3% growth experienced in 2001. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan portfolio experienced solid growth during the period, increasing by approximately $19,000,000. The improved growth experienced in 2002 is the result of actively marketing commercial loans to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.

The approximately $18,000,000 decrease in real estate mortgage loans is due to the inability to hold 30-year fixed-rate mortgage loans for the portfolio. 30-year fixed-rate mortgages are not compatible with the bank's asset-liability operations. Given the low interest rates on newly-originated loans, management continues to sell a high percentage of mortgage loans in the secondary market than in the past in order to manage its interest rate risk position.

TABLE 5 - LOAN PORTFOLIO

Loans at December 31 are summarized as follows:

IN THOUSANDS                                           2002        2001       2000        1999       1998
                                                       ----        ----       ----        ----       ----
Commercial, financial and agricultural              $  21,128   $  18,027  $  18,376   $  12,697  $  13,163
Real estate - construction                             16,096      15,497     15,786      13,188     14,661
Real estate - mortgage                                326,180     316,928    314,385     308,241    309,030
Consumer                                               11,446      12,127     12,443      13,661     15,523
                                                    ---------   ---------  ---------   ---------  ---------
                                                      374,850     362,579    360,990     347,787    352,377

Less: Unearned discount on loans                           --          --         --          --         22
                                                    ---------   ---------  ---------   ---------  ---------
Total Loans                                         $ 374,850   $ 362,579  $ 360,990   $ 347,787  $ 352,355
                                                    =========   =========  =========   =========  =========


TABLE 6 - LOAN MATURITY AND INTEREST SENSITIVITY

The following table outlines the repricing opportunities for all loans outstanding as of December 31, 2002. Loans with immediately adjustable rates, such as loans tied to prime rate, are included in the within one year column. Loans with rates that are adjustable at some time over the life of the loan are included under the time heading when they become adjustable. All fixed-rate loans are included under the heading in which they mature.

                                                                       Repricing Period
                                                    -------------------------------------------------------
                                                                  After One Year
                                                      Within          Through        After
                                                     One Year       Five Years     Five Years      Total
                                                     --------     --------------   ----------      -----
IN THOUSANDS
Commercial, financial and agricultural                $ 9,770         $ 7,376       $ 3,982        $21,128
Real estate - construction                              7,319           8,647           130         16,096
                                                     --------         -------       -------        -------
Total                                                $ 17,089         $16,023       $ 4,112        $37,224
                                                     ========         =======       =======        =======

Fixed loans with predetermined interest rates         $ 5,330         $10,423       $ 3,982        $19,735
Loans with variable interest rates                     11,759           5,600           130         17,489
                                                     --------         -------       -------        -------
Total                                                $ 17,089         $16,023       $ 4,112        $37,224
                                                     ========         =======       =======        =======


ASSET QUALITY

ACNB loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, on-going credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces ACNB's credit risk.

ACNB's commercial, consumer and residential mortgage loans are principally to borrowers in south central Pennsylvania and northern Maryland. As the majority of ACNB's loans are located in this area, a substantial portion of the debtor's ability to honor their obligations may be affected by the level of economic activity in the market area.

The unemployment rate in ACNB's market area remained below the national average during 2002. Additionally, reasonably low interest rates, a stable local economy and minimal inflation continued to support favorable economic conditions in the area.

Nonperforming assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. ACNB's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility to additional interest. When management places a loan on non-accrual status, it reverses unpaid interest credited to income in the current year. ACNB recognizes income on these loans only to the extent that it receives cash payments. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

TABLE 7 - NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table presents information concerning the aggregate amount of nonperforming assets as of December 31:

IN THOUSANDS                                  2002           2001            2000            1999            1998
                                              ----           ----            ----            ----            ----
Nonaccrual loans                           $ 1,037         $   837        $ 1,318        $  1,615         $ 1,450
90 days past due still accruing              1,379           1,003          1,528           1,920           2,350
                                           -------         -------        -------        --------         -------
Nonperforming loans                          2,416           1,840          2,846           3,535           3,800
Other real estate                              559           1,646            981             171             250
                                           -------         -------        -------        --------         -------
Total nonperforming assets                 $ 2,975         $ 3,486        $ 3,827        $  3,706         $ 4,050
                                           =======         =======        =======        ========         =======


If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $55,000 in 2002, $99,000 in 2001, and $84,000 in 2000.

The corporation does not accrue interest on any loan when principal or interest is in default for 90 days or more, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-to-4 family dwellings shall ordinarily not be subject to these guidelines.

When a loan is placed in a nonaccrual status, all previously accrued, but uncollected, interest is charged against the interest income account.

                                                                  YEAR ENDED DECEMBER 31
                                                         2002                                2001
                                            -------------------------------     --------------------------------
                                             NONPERFORMING        NET            Nonperforming         Net
                                                 LOANS        CHARGE-OFFS            Loans         Charge-offs
                                             -------------    -----------        -------------     -----------
IN THOUSANDS
Real estate loans (1-to-4 family dwellings)     $   987         $    --             $ 1,341         $    31
Real estate loans (other)                         1,370             170                 462              97
Commercial and industrial                            37              60                  11             (10)
Consumer                                             22              26                  26              94
                                                -------         -------             -------         -------
TOTAL                                           $ 2,416         $   256             $ 1,840         $   212
                                                =======         =======             =======         =======


As of December 31, 2002, total nonperforming loans totaled $2,416,000, an increase of $576,000 or 31.3% from December 31, 2001. The increase in nonperforming loans is primarily the result of a large credit that moved into still accruing, past due 90 days or more status during 2002. The loan is fully secured by real estate. Although nonperforming loans increased, these levels are within acceptable limits and are generally secured by real estate which facilitates collection activity and keeps ultimate losses within reasonable totals.

Potential problem loans are defined as performing loans that have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $2.4 million at December 31, 2002. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

ALLOWANCE FOR LOAN LOSSES

ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio and is established through a provision for loan losses charged to earnings. Quarterly, the corporation utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated".

Management assigns internal risk ratings for each significant commercial lending relationship. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses for non-rated and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list", and evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management's analysis considers:

       o adverse situations that may affect the borrower's ability to repay;

       o estimated value of underlying collateral; and,

       o prevailing market conditions.

If management determines that a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous three years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

       o trends in delinquency levels;

       o trends in non-performing and potential problem loans;

       o trends in composition, volume and terms of loans;

       o effects in changes in lending policies or underwriting procedures;

       o experience, ability and depth of management;

       o national and local economic conditions;

       o concentrations in lending activities; and,

       o other factors that management may deem appropriate.

Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

       o risk of error in the specific and general reserve allocations;

       o other potential exposure in the loan portfolio;

       o variances in management's assessment of national and local economic conditions; and,

       o other internal or external factors that management believes appropriate at that time.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.

TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE

                                                   2002            2001           2000           1999            1998
                                                   ----            ----           ----           ----            ----
IN THOUSANDS
Balance of allowance for loan losses at
beginning of period                            $     3,723   $      3,695    $     3,543    $     3,594     $     3,350

Loans charged-off:
 Commercial, financial and agricultural                 87             39             11             58              20
 Real estate - construction                             --             --             --             --              --
 Real estate - mortgage                                192            131             42            128               4
 Consumer                                               57            139             84            204             195
                                               -----------    -----------    -----------    -----------     -----------
Total loans charged-off                                336            309            137            390             219

Recovery of charged-off loans:
 Commercial, financial and agricultural                 27             49              5              5              --
 Real estate - construction                             --             --             --             --              --
 Real estate - mortgage                                 22              3              2             35              12
 Consumer                                               31             45             42             46              91
                                               -----------    -----------    -----------    -----------     -----------
Total recoveries                                        80             97             49             86             103

Net loans charged-off                                  256            212             88            304             116
Provision for possible loan losses                     370            240            240            253             360
                                               -----------    -----------    -----------    -----------     -----------
Balance at end of period                       $     3,837   $      3,723    $     3,695    $     3,543     $     3,594
                                               ===========    ===========    ===========    ===========     ===========
TOTAL LOAN BALANCES IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------
Average total loans                            $   367,494   $    359,404    $   352,666    $   344,323     $   356,154
Total loans at year-end                            374,850        362,579        360,990        347,787         352,355

RATIOS
----------------------------------------------------------------------------------------------------------------------
Net charge-offs to:
 Average total loans                                 0.07%          0.06%          0.02%          0.09%           0.03%
 Total loans at year-end                             0.07%          0.06%          0.02%          0.09%           0.03%
 Allowance for loan losses                           6.67%          5.69%          2.38%          8.58%           3.23%
Allowance for loan losses to:
 Average total loans                                 1.04%          1.04%          1.05%          1.03%           1.01%
   Total loans at year-end                           1.02%          1.03%          1.02%          1.02%           1.02%


The allowance for loan losses increased $114,000 from $3,723,000 at December 31, 2001, to $3,837,000 at December 31, 2002. The allowance represents 1.02% of loans outstanding at December 31, 2002, versus 1.03% as of the prior year-end.

Net charge-offs were $256,000 for the year ended December 31, 2002, versus $212,000 in 2001, an increase of 20.7%. A primary reason for the increase in charge-offs was a charge-off of approximately $160,000 in two loans due to bankruptcy and deterioration of collateral. Charge-offs for 2003 will most likely total between $200,000 and $300,000.

As a result of the increased net loan charge-offs and growth in commercial loans, ACNB increased its provision for loan losses by $130,000 or 54.2%.

TABLE 9 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   2002                 2001                 2000                  1999                  1998
                              ------------------   -----------------   ------------------   ------------------  ------------------
                                         % OF                % of                 % of                 % of                % of
                                         GROSS               Gross                Gross                Gross               Gross
                               AMOUNT    LOANS     Amount    Loans      Amount    Loans      Amount    Loans     Amount    Loans
                              -------    -----     ------    -----      ------    -----      ------    -----     ------    -----
IN THOUSANDS
Commercial, financial and     $ 2,582    0.68%    $ 2,633    0.73%      $ 2,590   0.72%     $ 1,042    0.30%    $   838    0.24%
agricultural
Real estate - construction         65    0.02%        122    0.03%          205   0.05%         246    0.07%        107    0.03%
Real estate - mortgage            402    0.11%        533    0.15%          495   0.13%       1,474    0.43%      1,152    0.33%
Consumer                          375    0.10%        360    0.10%          132   0.04%         251    0.07%        238    0.07%
Unallocated                       413    0.11%         75    0.02%          273   0.08%         530    0.15%      1,259    0.35%
                              -------    -----    -------    -----      -------   --------  -------    -----    -------    -----
Total                         $ 3,837    1.02%    $ 3,723    1.03%      $ 3,695   1.02%     $ 3,543    1.02%    $ 3,594    1.02%
                              =======    =====    =======    =====      =======   ========  =======    =====    =======    =====


The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios.

The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 68% of the reserve balance. This is because of specific allocations to the reserve for troubled credits and continued loan growth in that category.

Nonperforming loans have increased during the year, this was primarily the result of two large credits. Absent these two credits, the overall credit rating of the portfolio is basically the same as 2001. This nonhomogeneous loan portfolio continues to represent the greatest risk exposure to ACNB, as the credits generally are significantly larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors such as quality of loan personnel have also been considered in allocating this reserve balance.

Over the past several years, the allowance for loan losses as a percent of outstanding loan balance has remained steady at approximately 1.02%. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve exists due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management's assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has increased due to variances in management's assessment of national and local economic conditions as may be affected by the current political environment and other external factors.

While management believes ACNB's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management's assumptions as to future delinquencies or loss rates.

DEPOSITS

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Average deposits increased 15.1% or $61 million in 2002. This increase is greater than the 4.0% growth achieved in 2001. This growth has been accomplished through the marketing of a special money market rate account to compete with money market mutual funds. Additionally, due to consumers' confidence slipping in the stock and mutual fund markets, deposits have grown as these consumers migrate towards deposit products, which are generally regarded as safer, more liquid investments. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens.

TABLE 10 - TIME DEPOSITS

Time deposits in denominations of $100,000 or more at December 31, 2002 and 2001, are summarized in the following table. The interest expense related to time certificates of deposit in denominations of $100,000 or more totaled $1,275,000 in 2002, $1,583,000 in 2001, and $943,000 in 2000.

IN THOUSANDS                                             2002              2001
                                                         ----              ----
Time certificates of deposit                         $ 33,657          $ 33,746
Other time deposits                                     1,000             1,000


Maturities of time deposits of $100,000 or more outstanding at December 31, 2002 and 2001, are summarized as follows:

IN THOUSANDS                                             2002             2001
                                                         ----             ----
Three months or less                                 $  7,432          $12,049
Over three through six months                           6,560            9,898
Over six through twelve months                          5,007            5,974

Over twelve months                                     15,658            6,825
                                                     --------          -------
Total                                                $ 34,657          $34,746
                                                     ========          =======


BORROWINGS

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh. As of December 31, 2002, short-term borrowings were $56,445,000, an increase of $4,944,000, or 9.6%, from the December 31, 2001 balance of $51,501,000.

Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB's growth in its securities portfolio. Long-term debt totaled $20,000,000 at December 31, 2002, versus none outstanding at December 31, 2001. ACNB increased its reliance on long-term debt during 2002 to match maturities with long-term tax-free securities at positive spreads. The increase in long-term debt was a direct result of management's intention to capitalize on the 30 year lows in interest rates.

CAPITAL

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Capital management must also consider growth opportunities that may exist, and the resulting need for additional capital. ACNB's capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its "well-capitalized" position.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2002, ACNB retained $4,120,000, or 46%, of its net income. Stockholders' equity also increased as a result of $3,287,000 net of taxes in other comprehensive income, which relates primarily to unrealized gains on securities available-for-sale.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2002 and 2001, that ACNB met all minimum capital adequacy requirements to which they are subject and are categorized as "well-capitalized". There are no conditions or events since the notification that management believes have changed the subsidiary bank's category.

TABLE 11 - RISKED-BASED CAPITAL

 ACNB's capital ratios are as follows:

                                                         2002          2001
                                                         ----          ----
Common stockholders' equity to assets                   9.54%         9.95%
Tier 1 leverage ratio                                   9.00%        10.33%
Tier 1 risk-based capital ratio                        15.13%        18.46%
Total risk-based capital ratio                         16.03%        19.36%


LIQUIDITY

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB's funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, and the FHLB. As of December 31, 2002, capacity to borrow from the FHLB totaled approximately $335,000,000 with $40,000,000 being drawn down.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to shareholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB total $1,317,000 at December 31, 2002.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions. Management expects to incur approximately $7,000,000 in capital expenditures during 2003-2004, a significant portion for a proposed operations center.

TABLE 12 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                                                          Principal Amount Maturing In                          FAIR VALUE
                                     ------------------------------------------------------------------------   DECEMBER 31,
RATE SENSITIVE ASSETS IN THOUSANDS         2003      2004      2005     2006      2007   Thereafter   TOTAL         2002
---------------------------------------------------------------------------------------------------------------------------
Fixed interest rate loans              $  41,998   $22,972   $17,984   $11,081   $ 3,515  $  5,453  $ 103,003    $ 103,086
Average interest rate                      6.84%     7.21%     6.96%     6.89%     7.10%     7.22%      6.97%
Variable interest rate loans           $ 112,118   $53,851   $38,934   $27,255   $15,973  $ 23,716  $ 271,847    $ 274,268
Average interest rate                      5.79%     6.55%     7.08%     7.59%     7.10%     7.57%      6.54%
Fixed interest rate securities         $ 107,834   $74,511   $39,901   $19,572   $20,937  $ 44,370  $ 307,125    $ 316,252
Average interest rate                      4.57%     4.46%     5.03%     5.10%     5.64%     5.52%      4.85%
Variable interest rate securities      $      84   $    93   $   105   $   118   $   131  $     --  $     531    $     537
Average interest rate                      3.33%     3.33%     3.33%     3.33%     3.33%     0.00%      3.33%
Other interest bearing assets          $   1,009   $    --   $    --   $    --   $    --  $     --  $   1,009    $   1,009
Average interest rate                      1.25%     0.00%     0.00%     0.00%     0.00%     0.00%      1.25%

RATE SENSITIVE LIABILITIES
---------------------------------------------------------------------------------------------------------------------------
Non-interest bearing checking          $      --   $    --   $    --   $    --   $    --  $ 70,514  $  70,514    $  67,305
Average interest rate                      0.00%     0.00%     0.00%     0.00%     0.00%     0.00%      0.00%
Savings and interest bearing checking  $  70,730   $    --   $    --   $    --   $    --  $212,192  $ 282,922    $ 263,193
Average interest rate                      1.82%     0.00%     0.00%     0.00%     0.00%     1.82%      1.82%
Time deposits                          $ 142,157   $25,719   $31,091   $16,286   $14,108  $     --  $ 229,361    $ 232,920
Average interest rate                      2.74%     4.00%     4.16%     4.46%     4.48%     0.00%      3.29%
Fixed interest rate borrowings         $      --   $    --   $    --   $    --   $    --  $ 20,000  $  20,000    $  20,742
Average interest rate                      0.00%     0.00%     0.00%     0.00%     0.00%     4.34%      4.34%
Variable interest rate borrowings      $  29,487   $    --   $    --   $    --   $    --  $ 26,959  $  56,445    $  54,601
Average interest rate                      1.59%     0.00%     0.00%     0.00%     0.00%     2.12%      1.84%


Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. ACNB's primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, ACNB derives a significant amount of its operating revenue from "purchasing" funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

ACNB does not have any exposure to foreign currency exchange risk, commodity price risk or equity market risk.

INTEREST RATE RISK

Interest rate risk is the exposure to fluctuations in the corporation's future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of the corporation's asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate, and necessary to ensure the corporation's profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The bank subsidiary asset/liability committee is responsible for these decisions. The corporation primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, there is no use of off-balance sheet instruments.

The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.

The corporation uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the corporation's interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity and loan deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the corporation's interest rate risk position over time.

EARNINGS AT RISK

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the corporation's shorter-term interest rate risk. The analysis utilizes a "static" balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in Table 13a. These results as of December 31, 2002, indicate that the corporation would expect net interest income to decrease over the next twelve months by 0.4% assuming an immediate upward shift in market interest rates of 3.00% and to decrease by 8.9% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and exceeds guidelines set by policy.

Net interest income declines with both up and down directions of interest rates because of a large amount of transaction accounts positioned to change rates overnight. Since they are theoretically positioned to change rates immediately they cause a negative change in net interest income regardless of direction of interest rates. In actual practice, management would change these rates much more gradually than the model predicts. Since interest rates are at 40-year lows, an asset sensitive position will enable the corporation to capitalize on rising rates.

VALUE AT RISK

The net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The net present value of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.

The net present value analysis results are presented in Table 13b. These results as of December 31, 2002 indicate that the net present value would decrease 4.6% assuming an immediate upward shift in market interest rates of 3.00% and to increase 2.0% if rates shifted downward in the same manner. The risk position of ACNB is within the guidelines set by policy.

 The corporation's current strategy is to extend liability maturities and keep asset maturities relatively short to protect against both greater earnings at risk and value at risk.

           TABLE 13A                                TABLE 13B
NET INTEREST INCOME PROJECTIONS               PRESENT VALUE EQUITY
-------------------------------------------------------------------------
   Changes in                              Changes in
  Basis Points      % Change              Basis Points       % Change
-------------------------------------------------------------------------
      (300)           (8.9)%                  (300)            2.0%
      (100)           (2.1)%                  (100)            1.0%
        --             0.0%                     --             0.0%
       100            (0.7)%                   100            (1.3)%
       300            (0.4)%                   300            (4.6)%

ITEM 8 - FINANCIAL STATEMENTS

  (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                           PAGE

  Independent Auditor's Report .............................................28

  Consolidated Statements of Condition .....................................29

  Consolidated Statements of Income ........................................30

  Consolidated Statements of Changes in Stockholders' Equity ...............31

  Consolidated Statements of Cash Flows ....................................32

  Notes to Consolidated Financial Statements ...............................33

INDEPENDENT AUDITOR'S REPORT

To The Stockholders and Board of Directors
ACNB Corporation
Gettysburg, Pennsylvania


We have audited the accompanying consolidated statements of condition of ACNB Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stambaugh Ness, PC

Stambaugh Ness, PC
York, Pennsylvania
January 17, 2003

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                              DECEMBER 31
                                                         ----------------------
                                                              2002      2001
ASSETS  IN THOUSANDS

Cash and Due from Banks                                    $ 18,089   $ 21,185

Interest bearing deposits with banks                          1,009        740

Investment securities

Securities held to maturity                                  31,658     48,480
Securities available for sale
 (fair value $316,874 and $225,161, respectively)           282,389    175,017
                                                          ---------  ---------
TOTAL INVESTMENT SECURITIES                                 314,047    223,497

Mortgage loans held for sale                                  2,544      1,040

Loans                                                       372,306    361,539

Less: provision for possible loan losses                    (3,837)    (3,723)

Net loans                                                   368,469    357,816

Premises and equipment                                        7,182      5,704

Other real estate                                               559      1,646

Other assets                                                 22,745     18,606
                                                          ---------  ---------
TOTAL ASSETS                                              $ 734,644  $ 630,234
                                                          =========  =========

LIABILITIES

Non-interest bearing deposits                              $ 70,728   $ 70,907

Interest bearing deposits                                   511,887    438,328
                                                          ---------  ---------
TOTAL DEPOSITS                                              582,615    509,235

Securities sold under agreement to repurchase                35,945     33,239

Borrowings, Federal Home Loan Bank                           40,050     17,850

Demand notes, U.S. Treasury                                     450        412

Other liabilities                                             5,484      6,805
                                                          ---------  ---------
TOTAL LIABILITIES                                           664,544    567,541


STOCKHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares
authorized; 5,436,101 shares issued and
outstanding at 12/31/02 and 12/31/01, respectively)          13,590     13,590

Retained earnings                                            52,781     48,661

Accumulated other comprehensive income                        3,729        442
                                                          ---------  ---------
TOTAL STOCKHOLDERS' EQUITY                                   70,100     62,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 734,644  $ 630,234
                                                          =========  =========








               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                  2002       2001      2000
                                                               -------     -------   -------
INTEREST INCOME IN THOUSANDS, EXCEPT PER SHARE DATA
  Loans (including fees)                                       $24,752     $27,892   $28,307
  Time deposits with banks                                          74         599       342
  Federal funds sold                                                --         157       122
  Taxable securities                                            12,727      10,396    10,897

  Non-taxable securities                                           241         117       169
                                                               -------     -------   -------
TOTAL INTEREST INCOME                                           37,794      39,161    39,837
INTEREST EXPENSE
  Interest bearing deposits                                     12,258      14,690    15,070
  Short term borrowings                                            961       1,366     1,859

  Long term borrowings                                             234          --        --
                                                               -------     -------   -------
TOTAL INTEREST EXPENSE                                          13,453      16,056    16,929
NET INTEREST INCOME                                             24,341      23,105    22,908

  Provision for possible loan losses                               370         240       240
                                                               -------     -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES                              23,971      22,865    22,668
NON-INTEREST INCOME
  Trust income                                                     683         569       623
  Service fees on deposit accounts                               1,913       1,348       989
  Bank owned life insurance                                        572         421       101

  Other income                                                   1,860       1,195     1,084
                                                               -------     -------   -------
TOTAL NON-INTEREST INCOME                                        5,028       3,533     2,797
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 9,454       7,942     7,591
  Net occupancy expense                                            829         701       649
  Equipment expense                                              1,411       1,088     1,078
  Other taxes                                                      875         836       782
  Professional services                                            452         540       212
  Other expense                                                  3,967       3,220     2,900
                                                               -------     -------   -------
TOTAL NON-INTEREST EXPENSE                                      16,988      14,327    13,212
INCOME BEFORE INCOME TAXES                                      12,011      12,071    12,253

  Applicable income taxes                                        3,107       3,734     4,158
                                                               -------     -------   -------
NET INCOME                                                     $ 8,904     $ 8,337   $ 8,095
                                                               =======     =======   =======
PER COMMON SHARE DATA *
Basic earnings                                                 $  1.64     $  1.53   $  1.44
Cash dividends paid                                            $  1.08     $   .88   $   .87

       *BASED ON A WEIGHTED AVERAGE OF 5,436,101 SHARES IN 2002, 5,436,117
                 SHARES IN 2001, AND 5,623,137 SHARES IN 2000.











               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                                                                                    Other
                                                         Common     Additional       Retained   Comprehensive
                                                         Stock   Paid-In Capital     Earnings      Income             Total
                                                       --------- ---------------     --------   -------------       --------
IN THOUSANDS
BALANCE AT JANAURY 1, 2000                             $  14,372   $    1,963         $ 45,761   $   (2,233)        $ 59,863

Comprehensive income:
 Net income                                                  --            --            8,095           --            8,095
 Change in unrealized gains on securities, net of tax        --            --               --        2,810            2,810
                                                                                                                    --------
        Total comprehensive income                                                                                    10,905
                                                                                                                    --------
Cash dividends paid                                          --            --           (4,876)          --           (4,876)
Retirement of 307,906 shares                               (770)       (1,963)          (2,722)          --           (5,455)
                                                       ----------  ----------         --------   ----------         --------


BALANCE AT DECEMBER 31, 2000                             13,602            --           46,258          577           60,437

Comprehensive income:
 Net income                                                  --            --            8,337           --            8,337
 Change in unrealized gains on securities, net of tax        --            --               --          197              197
 Change in unfunded pension liability, net of tax            --            --               --         (332)            (332)
                                                                                                                    --------
        Total comprehensive income                                                                                     8,202
                                                                                                                    --------
Cash dividends paid and declared                             --            --           (5,870)          --           (5,870)
Retirement of 4,725 shares                                  (12)           --              (64)          --              (76)
                                                       ----------  ----------         --------   ----------         --------

BALANCE AT DECEMBER 31, 2001                             13,590            --           48,661          442           62,693

Comprehensive income:
 Net income                                                  --            --            8,904           --            8,904
 Change in unrealized gains on securities, net of tax        --            --               --        3,287            3,287
        Total comprehensive income                                                                                    12,191
                                                                                                                    --------

Cash dividends paid                                          --            --           (4,784)          --           (4,784)
                                                       ----------  ----------         --------   ----------         --------
BALANCE AT DECEMBER 31, 2002                           $   13,590  $       --         $ 52,781   $    3,729         $ 70,100
                                                       ==========  ==========         ========   ==========         ========









               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31
                                                                  -----------------------------------------
                                                                     2002           2001          2000
                                                                     ----           ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
IN THOUSANDS

CASH FLOWS FROM OPERATING ACTIVITIES

 Interest and dividends received                                $    38,754     $   37,634    $   39,299
 Fees and commissions received                                        5,458          3,949         3,132
 Interest paid                                                      (13,998)       (16,167)      (16,443)
 Cash paid to suppliers and employees                               (20,855)       (26,933)      (11,982)
 Income taxes paid                                                   (3,959)        (3,970)       (4,109)
 Loans  originated for sale                                         (22,360)       (15,962)       (4,615)
 Proceeds of mortgage loans sold                                     20,856         15,058         4,912
                                                                -----------     ----------    ----------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES                   3,896         (6,391)       10,194
CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from maturities of investment securities
 held-to-maturity                                                     16,821         21,872         4,861
 Proceeds from maturities of investment securities
 available-for-sale                                                  117,852         42,759         9,385
 Purchase of investment securities held-to-maturity                      --         (5,000)         (749)
 Purchase of investment securities available-for-sale              (222,683)      (105,774)      (29,635)
 Net decrease (increase) in loans                                   (12,271)        (1,618)      (14,516)
 Capital expenditures                                                (2,109)        (1,470)         (647)
 Proceeds from sale of other real estate owned                        1,140             60           118
                                                                -----------     ----------    ----------
NET CASH (USED IN) INVESTING ACTIVITIES                            (101,250)       (49,171)      (31,183)
CASH FLOW FROM FINANCING ACTIVITIES
 Net Increase (decrease) in demand deposits,
  NOW accounts, and savings accounts                                 73,770         34,965         3,599
 Net increase (decrease) in certificates of deposit                   1,684         20,644        (3,083)
 Net increase in securities sold under agreement
  to repurchase                                                       2,706          1,509         2,830
 Dividends paid                                                      (5,871)        (4,783)       (4,876)
 Net increase (decrease) in borrowed funds                           22,238          1,512        16,300
 Retirement of common stock                                              --            (76)        (5,455)
                                                                -----------     ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            94,527         53,771          9,315
                                                                -----------     ----------    ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,827)        (1,791)      (11,674)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       21,925         23,716        35,390
                                                                -----------     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    19,098     $   21,925    $   23,716
                                                                ===========     ==========    ==========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

Net income                                                      $     8,904     $    8,337    $    8,095

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES

 Depreciation and amortization                                          631            454           483
 Provision for possible loan losses                                     370            240           240
 Benefit for deferred taxes                                            (794)          (475)         (166)
 Amortization (Accretion) of investment securities premiums
(discounts)                                                             795           (138)           13
 Increase (Decrease) in taxes payable                                   (58)          (151)          215
 Decrease (Increase) in interest receivable                             759           (293)         (792)
 Increase (Decrease) in interest payable                               (545)          (111)          486
 Increase (Decrease) in accrued expenses                                400           (340)           25
 Decrease (Increase) in mortgage loans held for sale                 (1,504)          (904)          297
 Decrease (Increase) in other assets                                 (4,899)       (12,720)          722
 Increase (Decrease) in other liabilities                              (163)          (290)          576
                                                                -----------     ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             $     3,896     $   (6,391)    $  10,194
                                                                ===========     ===========    =========




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

ACNB Corporation provides banking and financial services to businesses and consumers through its wholly-owned banking subsidiary of Adams County National Bank. The corporation engages in full-service commercial and consumer banking and trust services through its seventeen locations in Adams, Cumberland and York counties.

During 2000, the corporation, along with seven other banks, entered into a joint venture to form Pennbanks Insurance Company, an offshore reinsurance company. Each participating entity owns an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each entity is responsible for the activity in its respective cell. The financial activity for the insurance cell has been reported in the consolidated financial statements.

The corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the corporation and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures of contingencies. Actual results could differ from these estimates.

Income and expenses are recorded on the accrual basis of accounting, except for trust department income and certain other fees which are recorded primarily on the cash basis. Recognition of such income on an accrual basis is impractical and would not materially affect net income.

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

CASH EQUIVALENTS

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES

Under Statement of Financial Accounting Standards No. 115, securities are required to be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Investments in securities which the corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity. These securities are accounted for at amortized cost. Other securities are classified as available-for-sale. The difference between amortized cost and fair value is an unrealized holding gain or loss included, net of taxes, as accumulated other comprehensive income in stockholders' equity. Management will reassess the appropriateness of the classifications each quarter.

Amortization of premium and accretion of discount for investment securities is computed by the straight-line method to the maturity date. There is not a material difference between the straight-line method and the interest method. Gains and losses are determined using the specific identification method. Income is accrued the month it is earned.

LOANS AND REVENUE RECOGNITION

Loans are stated at their principal amount outstanding, except for mortgages held for sale which are carried at the lower of aggregate cost or market value. Interest income on loans is accrued as earned.

LOAN ORIGINATION FEES AND COSTS

Loan origination fees and the related direct origination costs are offset, and the net amount is deferred and amortized over the life of the loan as an adjustment to interest income.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses charged to income is based upon management's evaluation of outstanding loans, the historical loan loss experience of the subsidiary, and the adequacy of the allowance for possible loan losses. A significant change in this estimate could result in a material change to net income.

Loans are deemed impaired when it is probable that the corporation will be unable to collect all amounts due in accordance with the loan agreement. The corporation evaluates collectively for impairment large groups of smaller balance homogeneous loans. At December 31, 2002 and 2001, all of the corporation's impaired loans were on non-accrual status for all reported periods.

PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued due to a serious weakening of the borrower's financial condition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal or interest is unlikely. At the time a loan is placed on nonaccrual status, the accrual of interest is discontinued. Income on such loans is then recognized only to the extent of cash received.

The basis in foreclosed real estate is carried at the lower of fair market value, less costs to sell, or the carrying value of the related loan at the time of acquisition.

INCOME TAXES

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

NET INCOME PER SHARE

Basic earnings per share of common stock is computed on the basis of the weighted average number of shares of common stock outstanding. The corporation does not have diluted earnings per share.

ADVERTISING COSTS

Costs of advertising are expensed when incurred. Cost of advertising was $312,000, $260,000 and $215,000, for the years ending December 31, 2002, 2001 and 2000, respectively.

COMPREHENSIVE INCOME

The corporation has elected to reflect the statement of comprehensive income within the consolidated statements of changes in stockholders' equity. Comprehensive income reflects the impact of the change in unrealized gains and losses on available-for-sale investments, net of tax, and the unfunded pension liability, net of tax. During the years ended December 2002, 2001 and 2000, comprehensive income did not require reclassification adjustments since there were no realized investment gains or losses included in net income.


NOTE B

RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2002 and 2001, were approximately $11,613,000 and $9,507,000, respectively.

NOTE C

INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2002 and 2001 were as follows:



                                                                          Gross           Gross
                                                        Amortized       Unrealized      Unrealized           Fair
                                                           Cost           Gains           Losses             Value
                                                       ----------      ------------    -----------       ----------
2002 IN THOUSANDS

HELD-TO-MATURITY SECURITIES

 U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies            $   25,540      $      2,810    $        --       $   28,350
 Obligations of states and political subdivisions           1,509                15             --            1,524
 Corporate debt                                               217                 2             --              219
                                                       ----------      ------------    -----------       ----------
Total debt securities                                      27,266             2,827             --           30,093

 Restricted equity securities                               4,392                --             --            4,392
                                                       ----------      ------------    -----------       ----------

Total Held-to-Maturity Securities                      $   31,658      $      2,827    $        --       $   34,485
                                                       ==========      ============    ===========       ==========
AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies            $   95,403      $      2,093    $        --       $   97,496
 Mortgage backed securities                               180,696             4,197             --          184,893
                                                       ----------      ------------    -----------       ----------
                                                       $  276,099      $      6,290    $        --        $ 282,389
                                                       ==========      ============    ===========       ==========
2001 IN THOUSANDS
HELD-TO-MATURITY SECURITIES
 U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies            $   40,744      $      1,644    $        --       $   42,388
 Obligations of states and political subdivisions           2,123                11              8            2,126
 Corporate debt                                             1,957                17             --            1,974
                                                       ----------      ------------    -----------       ----------

Total debt securities                                      44,824             1,672              8           46,488

 Restricted equity securities                               3,656                --             --            3,656
                                                       ----------      ------------    -----------       ----------
Total Held-to-Maturity Securities                      $   48,480      $      1,672    $         8       $   50,144
                                                       ==========      ============    ===========       ==========
AVAILABLE-FOR-SALE SECURITIES

 U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies            $   72,429      $        775    $       606       $   72,598
 Mortgage backed securities                               101,416             1,588            585          102,419
                                                       ----------      ------------    -----------       ----------
                                                       $  173,845      $      2,363    $     1,191       $  175,017
                                                       ==========      ============    ===========       ==========

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity are shown below.

                                                                  Held-to-Maturity                    Available-for-Sale
                                                          ----------------------------------     ------------------------------
                                                            Amortized            Fair             Amortized            Fair
                                                              Cost               Value              Cost              Value
                                                           ---------          ---------           ---------         ---------
IN THOUSANDS
Within one year                                            $   5,356          $   5,456           $  40,766         $  41,520
After one year through five years                             20,647             23,329             117,675           119,287
After five years through ten years                             1,263              1,308              64,341            66,199
After ten years                                                   --                 --              53,317            55,383
                                                           ---------          ---------           ---------         ---------

Total Debt Securities                                      $  27,266          $  30,093           $ 276,099         $ 282,389
                                                           =========          =========           =========         =========


                                            U.S.
                                         Government
                                         and Federal   State and         Other                             Taxable
                                           Agency      Municipal       Securities           Total     Equivalent Yield
                                         -----------   -----------     -----------       ---------    ----------------
DECEMBER 31, 2002 IN THOUSANDS

Amortized Cost
Within one year                           $  16,130     $      139       $  29,853       $  46,122          4.01%
After one year through five years           103,746            647          33,929         138,322          4.51%
After five years through ten years           55,544         10,060              --          65,604          5.63%
After ten years                              52,317          1,000              --          53,317          5.79%
No set maturity                                  --            --            4,392           4,392          3.45%
                                          ---------     ----------       ---------       ---------
Total                                     $ 227,737     $   11,846       $  68,174       $ 307,757
                                          =========     ==========       =========       =========
Fair Value                                $ 235,381     $   12,037       $  69,456       $ 316,874
                                          =========     ==========       =========       =========
Taxable Equivalent Yield                      5.22%          6.05%           3.59%

December 31, 2001 IN THOUSANDS
Amortized Cost                            $ 214,589     $    2,123       $   5,613       $ 222,325
                                          =========     ==========       =========       =========

December 31, 2000 IN THOUSANDS
Amortized Cost                            $ 158,422     $    2,624       $  10,145       $ 171,191
                                          =========     ==========       =========       =========

The weighted average yield of tax-exempt obligations has been calculated on a taxable equivalent basis. The taxable equivalent adjustments are based on an effective tax rate of 35%. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

At December 31, 2002 and 2001, assets with a carrying value of $92,123,000 and $77,744,000, respectively, were pledged as required or permitted by law to secure certain public and trust deposits, repurchase agreements, or for other purposes.


NOTE D

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31 are summarized as follows:

                                                       2002        2001        2000       1999       1998
                                                       ----        ----        ----       ----       ----
IN THOUSANDS
Commercial, financial and agricultural              $  21,128   $  18,027  $  18,376  $  12,697   $  13,163
Real estate -                                          16,096      15,497     15,786     13,188      14,661
Real estate - mortgage                                326,180     316,928    314,385    308,241     309,030
Consumer                                               11,446      12,127     12,443     13,661      15,523
                                                    ---------   ---------  ---------  ---------   ---------
                                                      374,850     362,579    360,990    347,787     352,377

Less: Unearned discount on loans                           --          --         --         --          22
                                                    ---------   ---------  ---------  ---------   ---------
Total Loans                                         $ 374,850   $ 362,579  $ 360,990  $ 347,787   $ 352,355
                                                    =========   =========  =========  =========   =========

The following table outlines the repricing opportunities for all loans outstanding as of December 31, 2002. Loans with immediately adjustable rates, such as loans tied to prime rate, are included in the within one year column. Loans with rates that are adjustable at some time over the life of the loan are included under the time heading when they become adjustable.

All fixed-rate loans are included under the heading in which they mature.


                                                                            Repricing Period
                                                     ---------------------------------------------------------------
                                                                 After One Year
                                                       Within       Through             After
                                                      One Year     Five Years         Five Years        Total
                                                      --------     ----------         ----------        -----
IN THOUSANDS
Commercial, financial and agricultural                $  9,770       $  7,376          $  3,982        $  21,128
Real estate - construction                               7,319          8,647               130           16,096
                                                      --------       --------          --------        ---------
Total                                                 $ 17,089       $ 16,023          $  4,112        $  37,224
                                                      ========       ========          ========        =========
Fixed loans with predetermined interest rates         $  5,330       $ 10,423          $  3,982        $  19,735
Loans with variable interest rates                      11,759          5,600               130           17,489
                                                      --------       --------          --------        ---------
Total                                                 $ 17,089       $ 16,023          $  4,112        $  37,224
                                                      ========       ========          ========        =========

Transactions in the valuation portion of the allowance for loan losses for the past five years at December 31 are shown below:

                                                             2002           2001             2000            1999            1998
                                                             ----           ----             ----            ----            ----
IN THOUSANDS
Balance of  allowance  for loan losses at beginning
of period                                              $      3,723   $     3,695     $      3,543    $      3,594    $       3,350

LOANS CHARGED-OFF

Commercial, financial and agricultural                           87            39               11              58               20
Real estate - construction                                       --            --               --              --               --
Real estate - mortgage                                          192           131               42             128                4
Consumer                                                         57           139               84             204              195
                                                       ------------    ----------     ------------    ------------    -------------
Total loans charged-off                                         336           309              137             390              219

RECOVERY OF CHARGED-OFF LOANS:

Commercial, financial and agricultural                           27            49                5               5               --
Real estate - construction                                       --            --               --              --               --
Real estate - mortgage                                           22             3                2              35               12
Consumer                                                         31            45               42              46               91
                                                       ------------    ----------     ------------    ------------    -------------
Total recoveries                                                 80            97               49              86              103

Net loans charged-off                                           256           212               88             304              116
Provision for possible loan losses                              370           240              240             253              360
                                                       ------------    ----------     ------------    ------------    -------------
Balance at end of period                               $      3,837    $    3,723     $      3,695    $      3,543    $       3,594
                                                       ============    ==========     ============    ============    =============
TOTAL LOAN BALANCES IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------------------
Average total loans                                    $    367,494    $  359,404     $    352,666    $    344,323    $     356,154
Total loans at year-end                                $    374,850    $  362,579     $    360,990    $    347,787    $     352,355

RATIOS
-----------------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS TO:

Average total loans                                           0.07%         0.06%            0.02%           0.09%            0.03%
Total loans at year-end                                       0.07%         0.06%            0.02%           0.09%            0.03%
Allowance for loan losses                                     6.67%         5.69%            2.38%           8.58%            3.23%

ALLOWANCE FOR LOAN LOSSES TO:

Average total loans                                           1.04%         1.04%            1.05%           1.03%            1.01%
Total loans at year-end                                       1.02%         1.03%            1.02%           1.02%            1.02%



The amounts of additional provision to the allowance were based on management's judgment after considering an analysis of larger loans, all loans known to management to have unusual risk characteristics, nonperforming or problem loans, historical patterns of charge-offs and recoveries, and actual net charge-offs. Further consideration was given to current economic and employment conditions both nationally and in the corporation's local service area. Loans secured by real estate comprised of 91% of the corporation's total loan portfolio at December 31, 2002. The majority of loans in both the commercial, financial and agricultural category and the consumer category are also secured by personal property, negotiable assets, or business assets. This conservative policy explains the low ratio of losses to loans experienced by the corporation over the last five years. This policy did not change during the year ending 2002. Management anticipates that charge-off amounts will approximate $200,000 to $300,000 in 2003.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                     ---------------- ---------------- ----------------- ---------------- ----------------
                                          2002             2001              2000             1999             1998
                                     ---------------- ---------------- ----------------- ---------------- ----------------
                                              % OF             % of             % of              % of             % of
                                              GROSS            Gross            Gross             Gross            Gross
                                     AMOUNT   LOANS   Amount   Loans   Amount   Loans    Amount   Loans   Amount   Loans
                                     -------- ------- -------- ------- -------- -------- -------- ------- -------- -------
IN THOUSANDS
Commercial, financial and
agricultural                          $2,582   0.68%   $2,633   0.73%   $2,590    0.72%   $1,042   0.30%  $   838   0.24%
Real estate - construction                65   0.02%      122   0.03%      205    0.05%      246   0.07%      107   0.03%
Real estate - mortgage                   402   0.11%      533   0.15%      495    0.13%    1,474   0.43%    1,152   0.33%
Consumer                                 375   0.10%      360   0.10%      132    0.04%      251   0.07%      238   0.07%
Unallocated                              413   0.11%       75   0.02%      273    0.08%      530   0.15%    1,259   0.35%
                                      ------   -----   ------   -----   ------    -----   ------   -----   ------   -----
Total                                 $3,837   1.02%   $3,723   1.03%   $3,695    1.02%   $3,543   1.02%   $3,594   1.02%
                                      ======   =====   ======   =====   ======    =====   ======   =====   ======   =====


NOTE E

PREMISES AND EQUIPMENT

The composition of corporation premises and equipment at December 31 was as follows:


                                                          2002        2001
IN THOUSANDS
Land                                                    $ 1,378     $    836
Bank premises                                             7,422        6,757
Furniture and equipment                                   7,112        6,442
Less: Accumulated depreciation and amortization           8,730        8,331
                                                        -------      -------
Total                                                   $ 7,182      $ 5,704
                                                        =======      =======

A summary of depreciation and amortization expenses is as follows:


                                               2002        2001        2000
                                               ----        ----        ----
IN THOUSANDS
Bank premises                                 $ 203        $ 172       $ 171
Furniture and equipment                         428          282         312
                                             -------      -------     ------
Total                                         $ 631        $ 454       $ 483
                                              ======       ======      =====


NOTE F

INVESTMENT IN REAL ESTATE PARTNERSHIPS

ACNB Corporation is a limited partner in three partnerships named Gettysburg Scattered Sites Associates, Poplar Creek Apartments and Red Lion Opera House II, whose purpose is to develop, manage and operate Residential low-income properties. These investments are accounted for under the equity method of accounting. At December 31, 2002 and 2001, the carrying value of these investments was approximately $2,558,000 and $1,179,000, respectively.


NOTE G

NONPERFORMING ASSETS

The following table presents information concerning the aggregate amount of nonperforming assets of December 31:



                                                           2002        2001        2000        1999        1998
                                                           ----        ----        ----        ----        ----
IN THOUSANDS
Nonaccrual loans                                        $ 1,037     $    837     $ 1,318     $ 1,615     $ 1,450
90 days past due still accruing                           1,379        1,003       1,528       1,920       2,350
Restructured loans                                           --           --          --          --          --
Other real estate owned                                     559        1,646         981         171         250
                                                      ---------     --------   ---------   ---------   ---------
Total Nonperforming Assets                              $ 2,975      $ 3,486     $ 3,827     $ 3,706     $ 4,050
                                                        =======      =======     =======     =======     =======

If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before taxes would have been greater than $55,000 in 2002, $99,000 in 2001, and $84,000 in 2000.

The corporation does not accrue interest on any loan when principal or interest are in default for 90 days or more, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-to-4 family dwellings shall ordinarily not be subject to these guidelines.

When a loan is placed in a nonaccrual status, all previously accrued, but uncollected, interest is charged against the interest income account. Previously accrued interest is not charged-off if principal and interest are protected by sound collateral values.


NOTE H

TIME DEPOSITS

Time deposits in denominations of $100,000 or more at December 31, 2002 and 2001, are summarized in the following table.

The interest expense related to time certificates of deposit in denominations of $100,000 or more totaled $1,275,000 in 2002, $1,583,000 in 2001, and $943,000 in
2000.

                                                        2002       2001
                                                      --------   --------
IN THOUSANDS
Time certificates of deposit                          $ 33,657   $ 33,746
Other time deposits                                      1,000      1,000

Maturities of time deposits of $100,000 or more outstanding at December 31, 2002 and 2001, are summarized as follows:


                                                         2002      2001
                                                      --------   --------
IN THOUSANDS
Three months or less                                 $   7,432   $ 12,049
Over three through six months                            6,560      9,898
Over six through twelve months                           5,007      5,974
                                                         5
Over twelve months                                      1 ,658      6,825
                                                      --------   --------
Total                                                 $ 34,657   $ 34,746
                                                      ========   ========



NOTE I

LEASE COMMITMENTS

Certain branch offices and equipment are leased under agreements which expire at varying dates through 2011. Most leases contain renewal provisions at the corporation's option. The total rental expense for all operating leases was $192,000, $151,000 and $95,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:


IN THOUSANDS
2003..............................................................   $ 184
2004..............................................................     176
2005..............................................................     145
2006..............................................................     100
2007..............................................................      75
Later years.......................................................     313
                                                                     -----
Total Minimum Payments............................................   $ 993
                                                                     =====

NOTE J

BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings generally mature within one to 90 days from the date originated. The following is a summary of aggregate short-term borrowings for the years December 31, 2002, 2001 and 2000, respectively.


                                      2002       2001      2000
                                      ----       ----      ----
IN THOUSANDS
Amount outstanding at year-end       $ 56,445  $ 51,501   $ 48,957
Average interest rate at year-end       1.84%     2.13%      5.83%
Maximum amount outstanding at any
month-end                            $ 73,064  $ 57,965   $ 56,550
Average amount outstanding           $ 46,295  $ 36,355   $ 34,377
Weighted average interest rate          2.16%     3.76%      5.41%

                                                          DECEMBER 31
                                                     --------------------
IN THOUSANDS                                           2002       2001
                                                       ----       ----

FHLB nonredeemable advance, 4.27% due 2012            $ 10,000  $     --
FHLB nonredeemable advance, 4.41% due 2012            $ 10,000  $     --
                                                      $ 20,000  $     --

At December 31, 2002, the bank had an overnight advance from the Federal Home Loan Bank of Pittsburgh of $20,050,000 at an interest rate of 1.31% and a similar borrowing of $17,850,000 at December 31, 2001.

The Corporation's capacity to borrow from FHLB totaled approximately $335,000,000 at December 31, 2002, with $40,000,000 outstanding as of that date.


NOTE K

RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

Certain restrictions exist regarding the ability of the bank to transfer funds to the corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2002, $1,317,000 of undistributed earnings of the bank, included in consolidated retained earnings, was available for distribution to the corporation as dividends without prior regulatory approval.

Under national banking laws, the bank is also limited as to the amount it may loan to its affiliates, including the corporation, unless such loans are collateralized by specific obligations. At December 31, 2002, the maximum amount available for transfer from the bank to the corporation in the form of loans was approximately $6,522,000.


NOTE L

INCOME TAXES

The composition of applicable income taxes (benefits) for the years ended December 31 was allocated as follows:


IN THOUSANDS                                           2002     2001     2000
                                                     -------  -------  -------
Income from continuing operations                    $ 3,107  $ 3,734  $ 4,158

Stockholders' equity for other comprehensive income    1,789      (90)   1,455
                                                     -------  -------  -------
Total                                                $ 4,896  $ 3,644  $ 5,613
                                                     =======  =======  =======

Income tax expense attributable to other comprehensive income consists of the following at December 31:

IN THOUSANDS                                        2002     2001       2000
                                                  --------  ------    --------
Unrealized gains (losses) on securities arising
 during the period                                $  1,803  $   89    $  1,455
Unfunded pension liability                             (14)   (179)         --
                                                  --------  ------    --------
Income Tax (Benefit) Expense Related to Other

Comprehensive Income                              $  1,789  $  (90)   $  1,455
                                                  ========  ======    ========

Income tax expense attributable to income from continuing operations consists of the following at December 31:

IN THOUSANDS                                        2002       2001       2000
                                                   -------    -------   -------
Currently payable                                  $ 3,456    $ 4,124   $ 4,379
Deferred tax benefit                                  (349)      (390)     (221)
                                                   -------    -------   -------
Applicable Income Tax                              $ 3,107    $ 3,734   $ 4,158
                                                   =======    =======   =======

For the years ended December 31, the applicable income tax expense attributable to income from continuing operations differs from the tax expense computed by applying the federal statutory rate to pretax earnings. The components of the differences are as follows:

IN THOUSANDS                                        2002       2001       2000
                                                   -------    -------   -------
Income taxes at statutory rate                     $ 4,204    $ 4,225   $ 4,288
Increase (Decrease) resulting from:
Tax-exempt income                                     (353)      (266)     (145)
Rehabilitation and low-income housing credits         (670)      (186)     (186)
Other                                                  (74)       (39)      201
                                                   -------    -------   -------
Applicable Income Taxes                            $ 3,107    $ 3,734   $ 4,158
                                                   =======    =======   =======

The significant components of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are as follows:

IN THOUSANDS                                           2002       2001
                                                     --------    -------
Deferred tax assets:
Allowance for loan losses                            $  1,322    $   976
Deferred compensation                                     450        400
Unfunded pension liability                                193        179
Other                                                     380        274
                                                     --------    -------
Total gross deferred tax assets                         2,345      1,829
                                                     --------    -------
Deferred tax liabilities:
Depreciation                                              153         --
Net unrealized gains on available-for-sale
securities                                              2,201        398
                                                     --------    -------
Total gross deferred tax liabilities                    2,354        398
                                                     --------    -------
Net Deferred Tax (Liability) Asset                   $     (9)   $ 1,431
                                                     ========    =======

Since the corporation has historically had strong earnings, management believes the deferred tax assets are realizable. Income taxes paid during 2002, 2001 and 2000, were $4,004,000, $4,090,000 and $4,326,000, respectively.

NOTE M

RETIREMENT PLANS

The corporation's subsidiary has a non-contributory pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act. The total pension expense for the years ended December 31, 2002, 2001 and 2000 was $578,000, $406,000 and $341,000, respectively.

The following tables provide a reconciliation of the changes in the plan benefit obligations and fair value of plan assets for the two plan years ended December 31, 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001.

IN THOUSANDS                                              2002       2001
                                                        ---------  ---------
RECONCILIATION OF BENEFIT OBLIGATIONS:
Benefit obligations - beginning of year                 $ 11,426   $ 10,032
Service costs                                                424        342
Interest costs                                               702        665
Actuarial (gains) losses                                    (849)       648
Benefit payments                                            (295)      (322)
Plan changes                                                 142         61
                                                        ---------  ---------
Benefit Obligations - End of Year                         11,550     11,426
                                                        ---------  ---------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets - beginning of year              8,680      8,503
Actual return on plan assets                                   6        207
Employer contributions                                       288        292
Benefits paid                                               (295)      (322)
                                                        ---------  ---------
Fair Value of Plan Assets - End of Year                    8,679      8,680
                                                        ---------  ---------
RECONCILIATION OF FUNDED ASSETS:
Funded status at December 31 (under funded) over
funded                                                    (2,871)    (2,746)
Unrecognized net actuarial loss                            1,776      2,074
Unrecognized transition asset (obligation)                   119        (12)
Unrecognized prior service costs                             550        549
Recognition of additional minimum liability                 (560)      (511)
                                                        ---------  ---------
Net Accrued Pension                                     $   (986)  $   (646)
                                                        =========  =========

During 2002, the frozen defined benefit plan of the bank acquired in 1999 was merged into the existing plan. The following table provides the components of net periodic benefit costs for the years ending December 31:

IN THOUSANDS                                               2002       2001       2000
                                                           ----       ----       ----
COMPONENTS OF NET PERIODIC BENEFIT COSTS:
Service costs                                              $ 424      $ 343       $ 327
Interest costs                                               702        665         595
Expected return on assets                                   (689)      (662)       (636)
Recognized net actuarial loss                                 74         --          19
Amortization of transition asset                              --         (2)         (2)
Amortization of prior service costs                           67         62          38
                                                           -----      -----       -----
Net Periodic Benefit Costs                                 $ 578      $ 406       $ 341
                                                           =====      =====       =====

The assumptions used in the measurement of the benefit obligations are shown in the following table:

Weighted average assumptions as of December 31:            2002        2001         2000
                                                           ----        ----         ----
Discount rate                                             6.50%        6.25%       6.75%
Expected return on plan assets                            7.75%        8.25%       8.25%
Rate of compensation increase                             4.62%        4.69%       4.66%


Plan assets consist of a deposit administration contract, various pooled separate accounts, annuities, and an investment of 37,560 shares of common stock with ACNB Corporation at December 31, 2002 and 2001.

The corporation's subsidiary has a 401(k) Salary Deferral Plan, which covers all eligible employees. The annual expense included in salaries and benefits amounted to $240,000, $204,000 and $225,000 for 2002, 2001 and 2000,
respectively.

The corporation has non-qualified salary agreements with certain senior management. The future commitments under these arrangements have been funded through corporate-owned variable rate life insurance policies. At December 31, 2002 and 2001, the present value of the future obligations was $913,000 and $797,000, respectively. The insurance policies included in other assets had a total cash value of $3,614,000 and $3,237,000, respectively, at December 31, 2002 and 2001.

NOTE N

COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of condition. The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of significant commitments and contingent liabilities at December 31, 2002 and 2001, is presented below.


IN THOUSANDS                                     2002        2001
                                                 ----        ----
Commitments to extend credit                  $ 54,495    $ 51,479
Standby letters of credit                        5,775       5,121

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the corporation upon extension of credit, is based on management's credit evaluation of the creditor. The type of collateral may vary; however, a significant portion of these financial instruments is secured through real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

CONCENTRATIONS OF CREDIT RISK

The corporation has a diversified loan portfolio and grants agribusiness, commercial and residential loans to customers, substantially all of whom are local residents in the corporation's primary marketplace.

CONTINGENT LIABILITIES

The corporation is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.


NOTE O

RELATED PARTY TRANSACTIONS

The aggregate balance of loans (in excess of $60,000) made to directors and executive officers in the normal course of business as of December 31, 2002 and 2001, was $1,793,000 and $1,157,000, respectively. The terms of these loans were substantially the same as those for unrelated parties.


    Balance at                                       Balance at        Number
    January 1,                       Amounts        December 31,         of
       2002          Additions       Collected          2002          Debtors
-------------------------------------------------------------------------------
    $1,157,000       $965,000        $329,000        $1,793,000          9


NOTE P

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For 2002 and 2001, approximately 96% of the corporation's assets and 90% of its liabilities are considered financial instruments as defined in Statement of Financial Accounting Standards No. 107. Many of the corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the corporation for the purposes of this disclosure.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                                                         DECEMBER 31, 2002               December 31, 2001
                                                     --------------------------      --------------------------
                                                        ESTIMATED   CARRYING            Estimated    Carrying
                                                       FAIR VALUE    AMOUNT             Fair Value    Amount
                                                     ------------- ------------      --------------- ----------
IN THOUSANDS
Cash and due from banks                              $  18,089      $  18,089          $  21,185     $  21,185
Interest bearing deposits with banks                     1,009          1,009                740           740
Investment securities                                  316,874        307,757            225,161       222,325
Interest receivable                                      4,300          4,300              3,763         3,763

Fair values for net loans are estimated for portfolios with similar financial characteristics. Loans are segregated into commercial, residential real estate, and consumer. The loan categories are further segmented into fixed and adjustable types. fair value for adjustable-rate commercial loans is considered to be the same as the carrying value because these loans were made at the corporation's prime lending rate, which is the same rate these loans would be written as of the date of this financial statement. Fixed-rate commercial loans have been revalued at a rate the corporation would use if the loans were written as of December 31, 2002 and 2001. Mortgages and consumer loans have been revalued using discounted cash flows. The mortgages were estimated using market rates at December 31, 2002 and 2001, and consumer loans were revalued using rates being charged by the corporation at year-end 2002 and 2001. Fair value for nonperforming loans is based on current valuations of underlying collateral.


                                                         DECEMBER 31, 2002               December 31, 2001
                                                     --------------------------      --------------------------
                                                      ESTIMATED     CARRYING           Estimated     Carrying
                                                     FAIR VALUE      AMOUNT            Fair Value     Amount
                                                     ------------ -------------      -------------- -----------
IN THOUSANDS
Net loans                                             $ 370,973    $ 368,469          $ 366,339     $ 357,816
Mortgage loans held for sale                              2,544        2,544              1,040         1,040

Under Statement of Financial Accounting Standards No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market checking accounts, is equal to the amount payable on demand as of December 31, 2001. For December 31, 2002, the asset and liability price tables published by the Office of Thrift Supervisor were used to value deposits with no stated maturities. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding providing by the deposit liabilities, compared to the cost of borrowing funds in the market.


                                                         DECEMBER 31, 2002               December 31, 2001
                                                     --------------------------      --------------------------
                                                      ESTIMATED     CARRYING           Estimated     Carrying
                                                     FAIR VALUE      AMOUNT            Fair Value     Amount
                                                     ------------ -------------      -------------- -----------
IN THOUSANDS
Deposits with no stated maturities                     $ 330,498    $ 353,435          $ 282,611      $ 282,611
Deposits with stated maturities                          232,920      229,362            229,301        226,624
Repurchase agreements                                     34,101       35,945             33,239         33,239
Federal funds purchased and demand notes                     450          450                412            412
Federal Home Loan Bank borrowings                         40,792       40,050             17,850         17,850
Interest payable                                           2,451        2,451              2,856          2,856

The fair value of commitments to extend credit is estimated taking into account the remaining terms of the agreements and the creditworthiness of the counterparties. For loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements, or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The contract amount and the estimated fair value for commitments to extend credit and standby credits are charted.

                                                         DECEMBER 31, 2002               December 31, 2001
                                                     --------------------------      --------------------------
                                                      ESTIMATED     CARRYING           Estimated     Carrying
                                                     FAIR VALUE      AMOUNT           Fair Value      Amount
                                                     ------------ -------------      -------------- -----------
IN THOUSANDS
Commitments to extend credit                         $ 54,495       $ 54,495          $ 51,479       $ 51,479
Standby letters of credit                               5,775          5,775             5,121          5,121

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on the fair value estimates.

NOTE Q

ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION


STATEMENTS OF CONDITION


                                                                DECEMBER 31
                                                         ----------------------
IN THOUSANDS                                                2002         2001
                                                         ---------     --------
ASSETS

 Cash                                                    $     103     $     53
 Securities and other assets                                 3,199        2,406
 Investment in common stock of subsidiary                   62,164       60,764
 Receivable from subsidiary                                  1,219           48
                                                         ---------     --------
TOTAL ASSETS                                             $  66,685     $ 63,712
                                                         =========     ========
LIABILITIES

 Accrued expenses                                        $     392    $   1,461
                                                         ---------    ---------
STOCKHOLDERS' EQUITY
 Common stock (par value $2.50; 20,000,000 shares
  authorized; 5,436,101 and 5,436,101 issued and
    outstanding shares on 12/31/02 and 12/31/01,
    respectively)                                           13,590       13,590
 Retained earnings                                          52,703       48,661
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 66,685     $ 63,712
                                                          ========     ========

STATEMENTS OF INCOME


                                                                   YEAR ENDED DECEMBER 31
                                                             ------------------------------------
IN THOUSANDS                                                    2002        2001        2000
                                                                ----        ----        ----
INCOME
 Dividend from subsidiary                                    $   6,871   $   5,284    $ 11,000
 Interest income                                                    --           3           6

EXPENSE                                                            112         132          97
                                                             ---------   ---------   ---------
INCOME BEFORE TAXES AND EQUITY IN
 UNDISTRIBUTED NET INCOME OF SUBSIDIARY                          6,759       5,155      10,909
 Applicable tax benefit                                           (730)       (231)       (218)
                                                             ---------   ---------   ---------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
 INCOME OF SUBSIDIARY                                            7,489       5,386      11,127
 (Deficit) Equity in undistributed net income of subsidiary      1,415       2,951      (3,032)
                                                             ---------   ---------   ---------
NET INCOME                                                   $   8,904   $   8,337   $   8,095
                                                             =========   =========   =========

STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                             ---------------------------------
IN THOUSANDS                                                   2002        2001       2000
                                                               ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Dividends and interest received                             $   6,871  $   5,287   $ 11,006
                                                            ---------  ---------   --------
 Net Cash Provided by Operating Activities                      6,871      5,287     11,006

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in equity investments                                (950)       (714)      (304)
 Investments in other assets                                      --         (52)      (271)
                                                            ---------  ---------   --------
Net Cash Used in Investing Activities
                                                                (950)       (766)      (575)
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid                                               (5,871)     (4,783)    (4,876)
 Retirement of common stock                                       --         (76)    (5,455)
                                                            ---------  ---------   --------
Net Cash Used in Financing Activities                         (5,871)     (4,859)   (10,331)
                                                            ---------  ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      50       (338)       100
                                                            ---------  ---------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     53        391        291
                                                            ---------  ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     103  $      53   $    391
                                                            =========  =========   ========
RECONCILIATION OF NET INCOME OF NET CASH
 PROVIDED BY OPERATING ACTIVITIES
 Net income                                                  $  8,904  $   8,337   $  8,095
 Decrease (Increase) in investment in common stock
  of subsidiary                                                (1,415)    (2,951)     3,032
 Increase in receivable from subsidiary                          (730)      (231)      (217)

 Loss on equity investment                                        112        132         96
                                                            ---------  ---------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  6,871  $   5,287   $  1,006
                                                            =========  =========   ========

NOTE R

FINANCIAL INFORMATION RELATING TO OPERATING SEGMENTS (UNAUDITED)

Management of the corporation monitors and evaluates four segments of its operations, which include commercial, consumer, mortgage lending and investment securities. The corporation's marketplace is south central Pennsylvania which encompasses Adams County and areas in contiguous counties of York, Franklin and Cumberland, as well as sections of northern Maryland.

Commercial lending includes commercial mortgages, real estate development, accounts receivable financing, and agricultural loans. Consumer lending programs include home equity loans, automobile and recreational vehicle loans, and manufactured housing loans. Mortgage lending programs include personal residential mortgages, residential construction loans, and speculative construction loans.

Management measures the net interest income of each segment based upon the earnings and fees for each segment recognized less the charge for the funds used. The charge for funds used is based on the average cost of funds used by the respective segment. Other non-interest expense, which includes salaries and employee benefits, occupancy and equipment expense, and other expenses, is allocated to each segment and is netted against net interest income after provision to possible loan losses to arrive at income before income taxes for each respective segment.

The following tables are for the years ending December 31, 2002 and 2001, by the four operating segments:


                                       Commercial       Consumer        Mortgage       Investment
2002 IN THOUSANDS                       Lending         Lending         Lending        Securities         Other           Total
------------------------------------ --------------- --------------- --------------- ---------------- --------------- -------------
Total interest income                $       9,707   $       5,390   $       9,656   $      13,041    $          --   $      37,794
Charge for funds used                       (6,526)         (2,894)         (5,658)         (9,175)          10,800         (13,453)
                                     -------------   -------------   -------------   -------------    -------------   -------------
Net Interest Income                          3,181           2,496           3,998           3,866           10,800          24,341
Provision for
 possible loan losses                         (144)           (126)           (100)             --               --             370
                                     -------------   -------------   -------------   -------------    -------------   -------------
Net Interest Income After Provision
 for Possible Loan Losses                    3,037           2,370           3,898           3,866           10,800          23,971
Non--interest income                            10              59             118              --            4,841           5,028
Non--interest expense                       (1,333)           (850)         (1,293)           (104)         (13,408)        (16,988)
                                     -------------   -------------   -------------   -------------    -------------   -------------
Income Before Income Taxes           $        1,714  $       1,579   $       2,723   $       3,762    $       2,233   $      12,011
                                     =============   ==============  =============   ==============   =============   =============
Average Funds Used                   $     159,088   $       70,535  $     137,929   $      223,644   $      68,143   $     659,339
                                     =============   ==============  =============   ==============   =============   =============


                                      Commercial       Consumer        Mortgage        Investment
2001 IN THOUSANDS                      Lending         Lending          Lending        Securities        Other           Total
----------------------------------- --------------- --------------- ---------------- --------------- --------------- --------------
Total interest income               $    11,500      $    4,123      $    12,268      $    11,270     $        --    $    39,161
Charge for funds used                    (7,861)         (2,369)          (7,806)          (6,858)          8,838        (16,056)
                                    -----------      ----------      -----------      -----------     -----------    -----------
Net Interest Income                       3,639           1,754            4,462            4,412           8,838         23,105
                                    -----------      ----------      -----------      -----------     -----------    -----------
Provision for
    possible loan losses                    (94)            (82)             (64)              --              --            240
                                    -----------      ----------      -----------      -----------     -----------    -----------
Net Interest Income After
Provision for Possible Loan Losses        3,545           1,672            4,398            4,412           8,838         22,865
Non--interest income                         39              70               91               --           3,333          3,533
Non--interest expense                    (1,279)           (532)          (1,141)                         (11,335)       (14,327)
                                    -----------      ----------      -----------      -----------     -----------    -----------
                                                                                              (40)
Income Before Income Taxes          $     2,305      $    1,210      $     3,348      $     4,372     $       836    $    12,071
                                    ===========      ==========      ===========      ===========     ===========     ==========
Average Funds Used                  $   153,221      $   46,180      $   152,142      $   162,021     $    60,443    $   574,007
                                    ===========      ==========      ===========      ===========     ===========     ==========


NOTE S

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, shall be accounted for using the purchase method of accounting. The pooling method of accounting is prohibited. SFAS No. 142 prescribes accounting for all purchased goodwill and intangible assets. The statement requires that acquired goodwill is not amortized, but is tested for impairment at least annually or whenever an impairment event arises. The Corporation does not have goodwill recorded on its books; accordingly these provisions have no impact on the Corporation's financial condition or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was effective for 2002. This statement requires an entity to recognize an impairment loss if the carrying value amount of a long-lived asset or asset group is not recoverable and exceeds fair value. These authoritative guidelines had no effect on the corporation's financial condition or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of SFAS No. 72 and 144 and Interpretation No. 9 issued in October 2002, provided guidance on the application of the purchase method of accounting to acquisitions of financial institutions. In addition, the Statement amends SFAS No. 144 to include in its scope, long-term customer-relationship intangible assets of financial institutions. Those assets are subject to the same recoverability and impairment recognition and measurement provisions provided for SFAS No. 144 effective as of October 2002. The corporation has $417,000 and $673,000 of core deposit intangibles at December 31, 2002 and 2001, respectively related to the acquisition of deposits from another institution in 2001.

In addition, during 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to SFAS No. 123 issued in December 2002; SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" issued in June 2002 and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64." Based upon the corporation's current activities, these standards do not impact its accounting and reporting requirements.

                         QUARTERLY RESULTS OF OPERATIONS

Selected quarterly information for the years ended December 31, 2002 and 2001, is as follows:

                                                    First           Second          Third           Fourth
                                                   Quarter         Quarter         Quarter         Quarter
                                                  ---------       ---------       ---------       ---------
2002 IN THOUSANDS, EXCEPT PER SHARE DATA
Interest income                                   $   9,409       $   9,350       $   9,491       $   9,544
Interest expense                                      3,313           3,207           3,324           3,609
                                                  ---------       ---------       ---------       ---------
Net interest income                                   6,096           6,143           6,167           5,935
                                                  ---------       ---------       ---------       ---------
Provision for possible loan losses                       60              60              60             190
                                                  ---------       ---------       ---------       ---------
Net income                                        $   2,274       $   2,220       $   2,294       $   2,116
                                                  =========       =========       =========       =========

Basic earnings per share                               0.42            0.41            0.42            0.39

Return on average assets                              1.47%           1.41%           1.37%           1.28%

2001
Interest income                                    $ 10,133       $   9,831       $   9,637       $   9,560
Interest expense                                      4,514           4,107           3,841           3,594
                                                  ---------       ---------       ---------       ---------
Net interest income                                   5,619           5,724           5,796           5,966
                                                  ---------       ---------       ---------       ---------
Provision for possible loan losses                       60              60              60              60
                                                  ---------       ---------       ---------       ---------
Net income                                        $   2,028       $   1,985       $   2,113       $   2,211
                                                  =========       =========       =========       =========
Basic earnings per share                               0.37            0.37            0.39            0.40

Return on average assets                              1.44%           1.42%           1.47%           1.48%



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Principal Beneficial Owners of the Corporation's Stock", "Information as to Nominees, Directors and Executive Officers" and "Principal Officers of the Corporation" of the Registrant's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 2002, through December 31, 2002, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference is the information under the headings "Executive Compensation" and "ACNB Corporation" in the 2003 Annual Meeting Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" in the 2003 Annual Meeting Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" in the 2003 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note O - Related Party Transactions" located elsewhere in this Form 10-K.


ITEM 14 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the corporation carried out an evaluation, under the supervision and with the participation of the corporation's management, including the corporation's Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the corporation's Chief Executive Officer along with the corporation's Chief Financial Officer concluded that the corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the corporation (including its consolidated subsidiaries) required to be included in the corporation's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the corporation's internal controls or in other factors which could significantly affect these controls subsequent to the date the corporation carried out its evaluation.

Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                                     PART IV


ITEM 15 - EXHIBITS

EXHIBIT 3(i)     Articles of Incorporation of ACNB Corporation, as amended

EXHIBIT 3(ii)    Bylaws of Registrant

                 A copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(ii) of the Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1998.

EXHIBIT 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas
                 A. Ritter.

                 (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).

EXHIBIT 11       Statement Regarding the Computation of Earnings Per Share

EXHIBIT 12 Statements Regarding the Computation of Ratios. (Incorporated by reference to page 49 of the Registrant's 2002 Annual Report to Shareholders).

EXHIBIT 21       Subsidiaries of the Registrant

                 The Registrant has one banking subsidiary, Adams County National Bank, a national bank, which is wholly-owned by the Registrant, and Pennbanks Insurance Company, a reinsurer of credit life and credit accident and disability risks.

EXHIBIT 23       Consents

EXHIBIT 99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Added by
                 Section 906 of the Sarbanes-Oxley Act of 2002 by Ronald L.
                 Hankey

EXHIBIT 99.2     Certification Pursuant to 18 U.S.C. Section 1350 as Added by
                 Section 906 of the Sarbanes-Oxley Act of 2002 by John W.
                 Krichten

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)             March 18, 2003
                                          --------------
                                                 DATE

      By:          /S/ Ronald L. Hankey                      By:             /S/ John W. Krichten
          --------------------------------------------           -------------------------------------------------

                  Ronald L. Hankey                                          John W. Krichten
                  Chairman & CEO                                            Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 19, 2003, by the following persons in the capacities indicated.



                  /S/  Philip P. Asper                                 /S/  Wayne E. Lau
         ---------------------------------------------        ----------------------------------------------------
           Philip P. Asper                                      Wayne E. Lau
           Director                                             Director




                  /S/  Guy F. Donaldson                                /S/  Thomas A. Ritter
         ---------------------------------------------        ----------------------------------------------------

           Guy F. Donaldson                                     Thomas A. Ritter
           Director                                             Director & President




                  /S/  Frank Elsner, III                               /S/  Marian B. Schultz
         ---------------------------------------------        ----------------------------------------------------

           Frank Elsner, III                                    Marian B. Schultz
           Director                                             Director




                  /S/  D. Richard Guise                                /S/  Jennifer L. Weaver
         ---------------------------------------------        ----------------------------------------------------

           D. Richard Guise Jennifer L. Weaver
           Director & Vice Chairman of the
           Board Director




                  /S/  Ronald L. Hankey                                /S/  Harry L. Wheeler
         ---------------------------------------------        ----------------------------------------------------

           Ronald L. Hankey                                     Harry L. Wheeler
           Director, Chairman & CEO                             Director




                  /S/  Edgar S. Heberlig
         ---------------------------------------------
           Edgar S. Heberlig
           Director


                                  CERTIFICATION

I, Ronald L. Hankey, Chairman of the Board & CEO, certify, that:

1. I have reviewed this annual report on Form 10-K of ACNB Corporation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                        By:          /S/ Ronald L. Hankey
                            -------------------------------------------------

                        Ronald L. Hankey, Chairman of the Board & CEO

                        Date: February 28, 2003

                                  CERTIFICATION

I, John W. Krichten, Secretary & Treasurer, certify, that:

1. I have reviewed this annual report on Form 10-K of ACNB Corporation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           By:            /S/ John W. Krichten
                              --------------------------------------------------

                           John W. Krichten, Secretary & Treasurer

                           Date: February 28, 2003

                                  EXHIBIT INDEX


                                                                                                                       PAGE

EXHIBIT 3(i)     Articles of Incorporation of ACNB Corporation, as amended
                 (incorporated by reference to registrant's annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 20, 2002.)

EXHIBIT 3(ii)    Bylaws of Registrant

                 A copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(ii) of the Registrant's
                 Current Report on Form 8-K, filed with the Commission on March
                 25, 1998.

EXHIBIT 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas
                 A. Ritter.

                 (Incorporated by reference to Exhibit 99 of the Registrant's
                 Current Report on Form 8-K, filed with the Commission on March
                 26, 2001).

EXHIBIT 11       Statement Regarding the Computation of Earnings Per Share...............................................55

EXHIBIT 12 Statements Regarding the Computation of Ratios. (Incorporated by reference to page 49 of the Registrant's 2002 Annual Report to Shareholders).

EXHIBIT 21       Subsidiaries of the Registrant

                 The Registrant has one banking subsidiary, Adams County
                 National Bank, a national bank, which is wholly-owned by the Registrant, and Pennbanks Insurance Company, a reinsurer of credit life and credit accident and disability risks.

EXHIBIT 23       Consents................................................................................................56

EXHIBIT 99.1     Certification  Pursuant to 18 U.S.C.  Section  1350 as Added by Section
                 906 of the Sarbanes-Oxley Act of 2002 by Ronald L. Hankey...............................................57

EXHIBIT 99.2     Certification  Pursuant to 18 U.S.C.  Section  1350 as Added by Section
                 906 of the Sarbanes-Oxley Act of 2002 by John W. Krichten...............................................58

                                   EXHIBIT 11

            STATEMENT REGARDING THE COMPUTATION OF EARNINGS PER SHARE

                                                   FOR THE FISCAL YEAR ENDED DECEMBER 31
                                                   ---------------------------------------
                                                        2002         2001         2000
                                                        ----         ----         ----
Weighted average shares outstanding
Common stock                                         5,436,101    5,436,117    5,623,137
Common stock equivalents
    Stock options                                           --           --           --
    Stock awards                                            --           --           --
    ESOP shares                                             --           --           --
                                                            --           --           --
                                                   -----------  -----------  -----------
Total common stock equivalents                              --           --           --
                                                   -----------  -----------  -----------
Total Weighted Average Shares Outstanding            5,436,101    5,436,117    5,623,137
                                                   ===========  ===========  ===========

Net Income                                         $ 8,904,000  $ 8,337,000  $ 8,095,000

Net Income Per Share                                    $ 1.64       $ 1.53       $ 1.44

                                   EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS







      We consent to the incorporation by reference in this Form 10-K of ACNB Corporation and subsidiaries of our report dated January 17, 2003, included in the 2002 Annual Report to Stockholders of ACNB Corporation and subsidiaries.



      /s/  Stambaugh Ness, PC

      Stambaugh Ness, PC

      York, Pennsylvania
      March 19, 2003

                                  EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of 2002 of ACNB Corporation (the "corporation") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Ronald L. Hankey, Chairman of the Board & Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss.1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the Report.




                               By:          /S/   Ronald L. Hankey
                                   --------------------------------------------

                               Ronald L. Hankey, Chairman of the Board & CEO

                               Date: February 28, 2003

                                  EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


 In connection with the Annual Report of 2002 of ACNB Corporation (the "corporation") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, John W. Krichten, Secretary & Treasurer, of the Corporation, certify, pursuant to 18 U.S.C. ss.1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

3. The Report fully complies with the requirements of Section 13(a) or15(d) of the Securities Exchange Act of 1934; and

4. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the Report.


                             By:         /S/ John W. Krichten
                                 ----------------------------------------------

                             John W. Krichten, Secretary & Treasurer

                             Date: February 28, 2003