Form 10-Q
period 2003-03-31
ACNB CORP
filed 2003-05-05
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2003
                                                              OR
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

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

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

                     Class - Common Stock ($2.50 par value)
                    Outstanding at March 31, 2003 - 5,436,101

                      PART I ITEM I FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                         3/31                    3/31                  12/31
                                                                         2003                    2002                   2002
ASSETS                                                                           (000 omitted)
  Cash and Due from Banks                                             $27,598                 $18,344                $19,098
  Investment Securities
     Securities Held to Maturity                                       32,941                  37,141                 31,658
     Securities Available for Sale                                    323,037                 175,710                282,389
                                                                       ______                  ______
  Total Investment Securities                                         355,978                 212,851                314,047



  Loans                                                               380,728                 364,264                374,850
    Less: Reserve for Loan Losses                                      (3,849)                 (3,688)                (3,837)
                                                                      _______                 _______
  Net Loans                                                           376,879                 360,576                371,013

  Premises and Equipment                                                7,357                   5,647                  7,182
  Other Real Estate                                                       515                   1,509                    559
  Other Assets                                                         23,665                  19,639                 22,745
                                                                     ________                ________               ________
TOTAL ASSETS                                                         $791,992                $618,566               $734,644
                                                                     ========                ========               ========
LIABILITIES
  Deposits
    Noninterest Bearing                                                75,266                  74,090                 70,728
    Interest Bearing                                                  529,527                 437,669                511,887
                                                                      _______                 _______                _______
  Total Deposits                                                      604,793                 511,759                582,615

  Securities Sold Under
  Agreement To Repurchase                                              33,089                  28,902                 35,945
  Borrowing Federal Home Loan Bank                                     75,000                   8,050                 40,050
  Demand Notes U.S. Treasury                                              469                     450                    450
  Other Liabilities                                                     7,033                   6,467                  5,484
                                                                      _______                 _______                _______
TOTAL LIABILITIES                                                     720,384                 555,628                664,544

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,436,101 shares issued and
  outstanding at 3/31/03                                               13,590                  13,590                 13,590
  Retained Earnings                                                    54,054                  49,856                 52,781
 Accumulated Other Comprehensive
 Income (Loss)                                                          3,963                    (508)                 3,729
                                                                       ______                  ______                 ______
TOTAL SHAREHOLDERS' EQUITY                                             71,607                  62,938                 70,100

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                               $791,991                $618,566               $734,644
                                                                     ========                ========               ========

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended
                                                                    3/31
                                                             2003           2002
                                                                (000 omitted)
INTEREST INCOME
  Loan Interest and Fees                                     $6,053       $6,267
  Interest and Dividends on
  Investment Securities                                       3,497        3,131
  Interest on Federal Funds Sold                                  0            0
  Interest on Balances with
  Depository Institutions                                        15           11
                                                              _____        _____
TOTAL INTEREST INCOME                                         9,565        9,409

INTEREST EXPENSE
  Deposits                                                    3,109        3,054
  Other Borrowed Funds                                          587          259
                                                              _____        _____
TOTAL INTEREST EXPENSE                                        3,696        3,313

NET INTEREST INCOME                                           5,869        6,096
  Provision for Loan Losses                                      60           60

NET INTEREST INCOME AFTER PROVISION                           _____        _____
FOR LOAN LOSSES                                               5,809        6,036

OTHER INCOME
  Trust Department                                              162          152
  Service Charges on Deposit Accounts                           463          399
  Other Operating Income                                        515          395
  Gain on Other Real Estate                                     222            0
  Bank Owned Life Insurance                                     127           88
  Securities Gains                                              450            0
                                                              _____        _____
TOTAL OTHER INCOME                                            1,939        1,034

OTHER EXPENSES
  Salaries and Employee Benefits                              2,452        2,151
  Premises and Equipment                                        647          527
  Other Expenses                                              1,203        1,114
                                                              _____        _____
TOTAL OTHER EXPENSE                                           4,302        3,792

INCOME BEFORE INCOME TAX                                      3,446        3,278
  Applicable Income Tax                                         979        1,004
                                                              _____        _____
NET INCOME                                                   $2,467       $2,274
                                                              =====        =====

EARNINGS PER SHARE*                                           $0.45        $0.42
DIVIDENDS PAID PER SHARE                                       0.21         0.40

*Based on a weighted average of 5,436,101 shares outstanding in 2003 and 5,436,101 in 2002.

See accompanying notes to financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS


                                                                                Three  months ended
                                                                                        3/31
                                                                                 2003          2002
                                                                                   (000 (omitted)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities:
Interest and Dividends Received                                             $  10,821      $  9,834
Fees and Commissions Received                                                   2,109         1,133
Interest Paid                                                                  (3,593)       (3,738)
Cash Paid to Suppliers and Employees                                           (5,043)       (4,654)
Income Taxes Paid                                                                   0             0
Loans Originated for Sale                                                      (4,476)            0
Proceeds of Mortgage Loans Sold                                                 5,214             0
       Net Cash (Used in) Provided by Operating Activities                      5,032         2,575

Cash Flows from Investing Activities:

Proceeds from Maturities of Investment Securities                              59,364        19,251
Purchase of Investment Securities                                            (100,444)      (10,000)
Net Decrease (Increase) in Loans                                               (5,879)       (1,608)
Capital Expenditures                                                             (359)          (48)
Proceeds from Sale of Other Real Estate Owned                                     494             0

        Net Cash (Used in) Provided by Investing Activities                   (46,824)        7,595

Cash Flow from Financing Activities:
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and
Savings Accounts                                                               19,388         4,823
Net Increase (Decrease) in Certificates of Deposit                                (67)       (6,638)
Net Increase in Securities Sold Under Agreement to Repurchase                  (2,856)            0
Dividends Paid                                                                 (1,142)       (2,174)
Net Increase (Decrease) in Borrowings                                          34,969        (9,762)

         Net Cash (Used in) Provided by Financing Activities                   50,292       (13,751)
Net Increase (Decrease) in Cash and Cash Equivalents                            8,500        (3,581)
Cash and Cash Equivalents:  Beginning of Period                                19,098        21,925
                            End of Period                                    $ 27,598      $1 8,344

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income                                                                   $  2,467      $  2,274
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                     184           105
Provision for Loan Losses                                                          60            60
Provision for Deferred Taxes                                                     (404)         (390)
Amortization (Accretion) of Investment Securities Premiums                        656           (65)
Increase (Decrease) in Taxes Payable                                            1,383         1,394
(Increase) Decrease in Interest Receivable                                        257          (125)
Increase (Decrease) in Interest Payable                                           103          (425)
Increase (Decrease) in Accrued Expenses                                           251            80
Decrease (Increase) in Mortgage Loans Held for Sale                               738             0
(Increase) Decrease in Other Assets                                            (1,176)       (1,047)
Increase (Decrease) in Other Liabilities                                          513           714
         Net Cash (Used in) Provided by Operating Activities                 $  5,032       $ 2,575

DISCLOSURE OF ACCOUNTING POLICY
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 2003 and 2002 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 2002 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 21, 2003.

2. The book and approximate market value of securities owned at March 31, 2003 and December 31, 2002 were as follows:


                                                      3/31/03                     12/31/02
                                                     Amortized          Fair     Amortized         Fair
                                                        Cost            Value    Cost Value
                                                                                (000 omitted)

         U.S. Treasury and U.S. Government
           Agencies  (held to maturity)               $ 25,539       $ 28,359        $ 25,540  $ 28,350
         State and Municipal (held to
                  maturity)                              1,425          1,434           1,509     1,524
         Corporate (held to maturity)                        0              0             217       219
         State and Municipal
                  (available for sale)                  22,928         23,173         10,337     10,513
         U.S. Government Agencies
                  (available for sale)                   1,330          1,356          21,501    22,138
         Mortgage Backed Securities
                  (available for sale)                 189,575        193,575         180,696   184,893
         Corporate (available for sale)                102,554        104,933          63,565    64,845
         Restricted Equity Securities                    5,977          5,977           4,392     4,392

         TOTAL                                        $349,328       $358,807        $307,757  $316,874


         Income earned on investment securities was as follows:


                                                              Three Months Ended March 31
                                                              2003                   2002
                                                                     (000 omitted)
         U.S. Treasury     and U.S.
           Government Agencies                            $    545                 $1,529
         Mortgage Backed Securities                          1,945                  1,514
         State and Municipal                                   172                     24
         Other Investments                                     835                     64
                                                            $3,497               $3,131



3.       Gross loans are summarized as follows:
                                                              March 31 December 31
                                                                       (000 omitted)
                                                              2003                   2002

         Real Estate                                      $326,991               $326,180
         Real Estate Construction                           19,037                 16,096
         Commercial and Industrial                          23,240                 21,128
         Consumer                                           11,460                 11,446

         Total Loans                                      $380,728               $374,850

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2003, and 2002 were 5,436,101 and 5,436,101, respectively.

5. Dividends paid per share were $.21 and $.40 for the three month periods ended March 31, 2003, and 2002, respectively. This represented a 46% payout of net income in 2003 and a 95% payout in 2002.

6. The results of operations for the three month periods ended March 31, 2003, and 2002, are not necessarily indicative of the results to be expected for the full year.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The corporation's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Registrant, and its wholly-owned subsidiaries, Adams County National Bank and Pennbanks Insurance Company, follow. The corporation's consolidated statement of financial condition and results of operations consist principally of the bank's financial condition and results of operations. This discussion should be read in conjunction with the corporation's 2002 Annual Report to Shareholders. Current performance does not guarantee, assure, and is not necessarily indicative of similar performance in the future.

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

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net Income for the three month period ending March 31, 2003 was $2,467,000, up $193,000 from the first quarter of 2002. Net interest income was down, total other income was up and other expense was up. The first quarter increase is due to securities gain and gain on sale of other real estate. Net income per share, for the first quarter, was $.45, compared to the $.42 earned in the same period in 2002. For the three month period (annualized) in 2003, the return on average assets and return on average equity were 1.30% and 14.14%, respectively, compared to 1.47% and 14.55%, respectively for 2002.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 2003 was $9,565,000, up $156,000 or 1.6% above the $9,409,000 earned in the same period of 2002. The $156,000 increase in interest income was due to a rapid growth in earning assets in the securities portfolio during 2003. The average yield on earning assets declined 114 basis points compared to the same quarter in 2002. In an effort to manage interest rate risk, the corporation continues to lower interest rates on transaction accounts and keep securities maturities short. Income from loans was down approximately $214,000 due to lower interest rates while security income was up approximately $366,000 due to greater volume of securities.

Total interest expense for the first three month period of 2003 was $3,696,000, up $383,000 or 11.6% from the $3,313,000 incurred for the same period in 2002. The $383,000 increase in interest expense was due to successful deposit promotions and increased borrowing. Because the increase in interest expense exceeded the increase in interest income, net interest income decreased $227,000.

Total other income for the first three month period of 2003 at $1,939,000, was $905,000 greater than the same quarter in 2002. The following are the primary causes of the 88% increase in other income:

o A $55,000 increase in overdraft charges as the overdraft privilege program continues to be successful.

o Gain on sale of other real estate. The former Carroll Valley Office was sold in March of 2003, and a gain of $222,000 was recognized.

o Realized gains on securities of $450,000. Short term securities with terms of approximately 12 to 18 months were sold for gains, and the proceeds reinvested at terms of 24 to 30 months at higher rates. Not all of the funds were reinvested at higher rates, but the average return ended up greater than before the sale.

o        Additional income from bank owned life insurance of approximately
         $50,000.

Since interest margins continue to narrow, the main cause of increased net earnings can be traced to the other income category.

Total other expense for the first three month period of 2003 was $4,302,000, up $510,000 from the $3,792,000 incurred for the first quarter of 2002. The following are the primary causes of the 13% increase in other expense:

o A $301,000 or 14% increase in salaries and benefits caused by a continuation of staffing efforts connected with a new branch in Dillsburg, PA, and upgrading of loan personnel.

o A $120,000 increase in premises and equipment expense. This increase was spread across the entire category and not confined to a specific area.

o        An $89,000 increase spread across the entire other expense category.

The provision for income taxes in the first quarter decreased $25,000 due to a higher level of tax-free income and low income housing tax credits.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet have been driven by strong growth in interest bearing transaction accounts and borrowings. The following are some of the results:

o Total investment securities were $355,978,000, at March 31, 2003, an increase of $143,127,000 or 67% since March 31, 2002. Securities have increased from 34% of total assets to 45% of total assets, of these securities, $20,000,000 mature within seven months with a total of $72,100,000 maturing within two years. These funds should be available for reinvestment when interest rates rise.


o Total deposits have grown from $511,759,000, at March 31, 2002, to $604,793,000, at March 31, 2003, an increase of $93,034,000 or 18%.
         Approximately $72,600,000 of those deposits are called classic money market. At March 31,2002, the corporation had none of these accounts. They are transaction accounts, which will require a movement of interest rates, similar to general money market rates, when the economy improves. In addition, borrowings have increased from $37,400,000, at March 31, 2002, to $108,600,000, at March 31, 2003. Of these
         $75,000,000 are term borrowings ranging from two to ten years in maturity.

o Accumulated other comprehensive income has increased from a negative $508,000, at March 31, 2002, to a positive $3,963,000, at March 31,
         2003. This indicates the after tax effect in the change in market value of the available for sale securities portfolio. This shift enhances the corporation's ability to reposition the portfolio for income purposes as interest rates rise. As these securities come closer to maturity, they can be sold and terms lengthened to obtain higher yields.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                                                              Three Months Ended
                                                               3/31/03   3/31/02
                                                                Rate      Rate

Earning Assets                                                   5.33%     6.47%
Interest Bearing Liabilities                                     2.39%     2.73%
Interest Rate Spread                                             2.94%     3.74%

Net Yield on Earning Assets                                      3.28%     4.19%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 2003, was down 91 basis points compared to the same period in 2002. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have remained at record low levels after falling dramatically in 2001 and 2002.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                              Three Months Ended

                                                              3/31/03    3/31/02

Balance at Beginning of Period                                 $3,837     $3,723
Provision Charged to Expense                                       60         60
Loans Charged Off                                                  60        104
Recoveries                                                         12          9
Balance at End of Period                                       $3,849     $3,688
Ratios:
Net Charge-offs to:
Net Income                                                      1.95%      4.18%
Total Loans                                                      .01%       .03%
Reserve for Possible Loan Losses                                1.25%      2.58%

Reserve for Possible Loan Losses to:
Total Loans                                                     1.01%      1.01%

The Reserve for Possible Loan Losses at March 31, 2003 was $3,849,000 (1.01% of Total Loans), an increase of $161,000 from $3,688,000 (1.01% of Total Loans) at the end of the first quarter of 2002. Loans past due 90 days and still accruing were $1,265,000 and non-accrual loans were $424,000, as of March 31, 2003. The ratio of non-performing assets plus other real estate owned to total assets was ..28%, at March 31, 2003. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank.

Loans past due 90 days and still accruing were $1,379,000, at year end 2002, while non-accruals were $1,037,000. The bulk of the corporation's real estate loans are in residential mortgages. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $730,000 in non-accrual loans, was approximately $10,000 for the first quarter of 2003.

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

CAPITAL MANAGEMENT

Total  Shareholders'  Equity was  $71,607,000,  at March 31,  2003,  compared to
$62,938,000,  at March 31, 2002,  an increase of  $8,669,000  or 13.8% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.54%, at December 31, 2002, 10.17%, at March 31, 2002, and 9.04%, at March 31, 2003. The
total risk-based capital ratio was 14.53%, at March 31, 2003. The leverage ratio was 8.65%, at March 31, 2003, and 10.16%, during the same period in 2002. Capital growth of $4,471,000 reflects a change in other comprehensive income, consisting mainly of unrealized security gains, but the remainder, $4,198,000, was generated internally through retained earnings.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 45% of total assets, at March 31, 2003. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $343,284,000 at the Federal Home Loan Bank of Pittsburgh with $75,000,000 outstanding at March 31, 2003.

As of March 31, 2003, the cumulative asset sensitive gap was 4.2% of total assets at one month, 9.0% at six months, and 17.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Twenty-five (25%) percent of passbook and statement savings, NOW and money market deposit accounts are calculated to reprice overnight. The remaining 75% are carried in the over 5-year category.

Other than the construction of a new operations center, costing approximately $7,000,000 over the next 18 months, there are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

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


                                     ITEM 4

                             CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the corporation carried out an evaluation, under the supervision and with the participation of the corporation's management, including the corporation's Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the corporation's Chief Executive Officer along with the corporation's Chief Financial Officer concluded that the corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the corporation (including its consolidated subsidiaries) required to be included in the corporation's periodic SEC filings. There have been no significant changes in the corporation's internal controls or in other factors which could significantly affect these controls subsequent to the date the corporation carried out its evaluation. Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.



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

Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11        Statement Regarding Computation of Earnings Per Share.
Exhibit 99.1      Certification of Chairman of the Board and Chief Executive
                  Officer
Exhibit 99.2      Certification of Chief Financial Officer

                  (b) Report on Form 8-K.
 The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACNB CORPORATION


                                     Ronald L. Hankey, Chairman of the Board/CEO
May 2, 2003

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

                                     By:
                                     Ronald L. Hankey, Chairman of the Board/CEO

Date: May 2, 2003

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


                                          By:
                                          John W. Krichten, Secretary/Treasurer

Date: May 2, 2003

                                  EXHIBIT INDEX

Exhibit Number

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 ( i ) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
Exhibit 3(ii)     Bylaws of Registrant (Incorporated by Reference to Exhibit 3
                  (ii) of Registrant's Report on Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11        Statement Regarding Computation of Earnings Per Share.
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section of 906 of the Sarbanes-Oxley Act of 2002 by Ronald L. Hankey
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section of 906 of the Sarbanes-Oxley Act of 2002 by John W. Krichten