Form 10-Q
period 2003-06-30
ACNB CORP
filed 2003-08-11
CIK 715579

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2003
                                       OR
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

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No _____


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

                     Class - Common Stock ($2.50 par value)
                    Outstanding at June 30, 2003 - 5,436,101

PART                      I ITEM I FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION



                                                                            June 30                      December 31
                                                    ----------------------------------------------------------------
                                                                   2003                 2002                   2002
ASSETS    In thousands
  Cash and Due from Banks                                   $    24,853          $    21,836            $    18,089
  Interest bearing deposits with banks                            1,069                  321                  1,009
  Investment Securities
     Securities Held to Maturity                                 59,094               36,232                 31,658
     Securities Available for Sale                              337,092              196,977                282,389
        (Fair value $397,542, $235,066 and $316,874
                respectively)                                    ______               ______                 ______
  Total Investment Securities                                   396,186              233,209                314,047


  Mortgage loans held for sale                                    1,173                  681                  2,544
  Loans                                                         384,898              370,140                372,306
    Less: Reserve for Loan Losses                                -3,874               -3,778                 -3,837
                                                                -------              -------                -------
  Net Loans                                                     381,024              366,362                368,469

  Premises and Equipment                                          7,370                6,612                  7,182
  Other Real Estate                                                 446                  807                    559
  Other Assets                                                   24,536               19,054                 22,745
                                                               --------             --------               --------
TOTAL ASSETS                                               $    836,657         $    648,882           $    734,644
                                                               ========             ========               ========
LIABILITIES
  Deposits
    Noninterest Bearing                                     $    72,884          $    75,857            $    70,728
    Interest Bearing                                            566,036              467,601                511,887
                                                                -------              -------                -------
  Total Deposits                                                638,920              543,458                582,615

  Securities Sold Under
       Agreement To Repurchase                                   28,638               25,999                 35,945
  Borrowing Federal Home Loan Bank                               92,800                7,700                 40,050
  Demand Notes U.S. Treasury                                        450                  450                    450
  Other Liabilities                                               5,279                5,120                  5,484
                                                                -------              -------                -------
TOTAL LIABILITIES                                               766,087              582,727                664,544

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,436,101 shares issued and
  outstanding at 06/30/03 and 06/30/02, respectively             13,590               13,590                 13,590
  Retained Earnings                                              54,798               50,998                 52,781
 Accumulated Other Comprehensive
 Income (Loss)                                                    2,182                1,567                  3,729
                                                                 ------               ------                 ------
TOTAL SHAREHOLDERS' EQUITY                                       70,570               66,155                 70,100

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                     $    836,657         $    648,882           $    734,644
                                                               ========             ========               ========

The accompanying notes are an intregal part of the consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                  Three  Months  Ended  June 30      Six Months Ended June 30
                                                                  -----------------------------------------------------------

                                                                       2003           2002             2003           2002

INTEREST INCOME,   In thousands , except per share data
  Loan Interest and Fees                                            $    5,840    $    6,241      $    11,893     $    12,508
 Time deposits with banks                                                   24            12               39              23
  Taxable securities                                                     2,908         3,080            6,233           6,188
  Non-taxable securities                                                   240            17              412              40
                                                                         -----         -----            -----           -----
TOTAL INTEREST INCOME                                                    9,012         9,350           18,577          18,759


INTEREST EXPENSE
  Deposits                                                               3,042         3,008            6,151           6,062
  Other Borrowed Funds                                                     686           199            1,273             458
                                                                         -----         -----            -----           -----
TOTAL INTEREST EXPENSE                                                   3,728         3,207            7,424           6,520

NET INTEREST INCOME                                                      5,284         6,143           11,153          12,239
  Provision for Loan Losses                                                 60            60              120             120

NET INTEREST INCOME AFTER PROVISION                                      _____         _____            _____           _____
FOR LOAN LOSSES                                                          5,224         6,083           11,033           2,119

NON-INTEREST INCOME
  Trust Department                                                         195           225              357             377
  Service Charges on Deposit Accounts                                      479           418              942             817
  Other Operating Income                                                   402           239              917             742
  Gain (Loss) on Other Real Estate                                         (30)          121              192             121
  Bank Owned Life Insurance                                                218           158              345             296
  Securities Gains                                                         545             -              995               -
                                                                         -----         -----            -----           -----
TOTAL NON-INTEREST INCOME                                                1,809         1,161            3,748           2,353

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                         2,461         2,338            4,913           4,489
  Net occupancy expense                                                    336           490              583             497
  Equipment expense                                                        497           244              897             520
  Other taxes                                                              225           213              469             431
  Professional services                                                     86           113              153             215
  Other expense                                                            922           657            1,814           1,853
                                                                         -----         -----            -----           -----
TOTAL NON-INTEREST EXPENSE                                               4,527         4,055            8,829           8,005

INCOME BEFORE INCOME TAX                                                 2,506         3,189            5,952           6,467
  Applicable Income Tax                                                    621           969            1,600           1,973
                                                                         -----         -----            -----           -----
NET INCOME                                                          $    1,885      $  2,220       $    4,352      $    4,494
                                                                         =====         =====            =====            =====
PER COMMON SHARE DATA *
Basic earnings                                                           $0.35         $0.41            $0.80           $0.83
Cash dividends paid                                                       0.21          0.20             0.42            0.60

*Based on a weighted average of 5,436,101 shares outstanding in 2003 and in 2002

The accompanying notes are an intregal part of the consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Six months ended June 30
                                                                   ----------------------------
                                                                           2003           2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               In thousands
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Interest and Dividends Received                                        $ 20,495       $ 17,536
Fees and Commissions Received                                             4,072          2,408
Interest Paid                                                            (7,733)        (7,123)
Cash Paid to Suppliers and Employees                                    (10,549)        (6,905)
Income Taxes Paid                                                        (1,689)        (2,087)
Loans  Originated for Sale                                              (11,851)        (7,096)
Proceeds of Mortgage Loans Sold                                          13,221          7,106
                                                                         ------          -----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       5,966          3,839

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities                         5,366              -
Held-to-Maturity
Proceeds from Maturities of Investment Securities Available -           196,527         27,294
for- Sale
Purchase of Investment Securities Held - to - Maturity                  (32,802)              -
Purchase of Investment Securities Available - for - Sale               (251,230)       (34,084)
Net Decrease (Increase)  in Loans                                       (12,592)       (10,185)
Capital Expenditures                                                       (565)        (1,199)
Proceeds From Sale of Other Real Estate Owned                               523            960
                                                                            ---            ---
NET CASH USED IN INVESTING ACTIVITIES                                   (94,773)       (17,214)

CASH FLOW FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and
Savings Accounts                                                         60,027         42,993
Net Increase (Decrease) in Certificates of Deposit                       (7,556)        (8,261)
Net Increase in Securities Sold Under Agreement to Repurchase            (7,307)        (7,751)
Dividends Paid                                                           (2,283)        (3,262)
Net Increase (Decrease) in Borrowings                                    52,750       (10,112)
                                                                         ------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      95,631         13,607
                                                                         ------         ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 6,824            232

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         19,098         21,925
                                                                         ------         ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 25,922       $ 22,157
                                                                       ========       ========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
-----------------------------------------------------------------------------------------------
Net Income                                                           $    4,352     $    4,494

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                               377            291
Provision for Possible Loan Losses                                          120            120
Benefit for Deferred Taxes                                                (404)          (390)
Amortization (Accretion) of Investment Securities Premiums                1,550            (4)
(Discounts)
Increase (Decrease) in Taxes Payable                                        315            276
(Increase) Decrease in Interest Receivable                                  551            198
Increase (Decrease) in Interest Payable                                   (309)          (603)
Increase (Decrease) in Accrued Expenses                                     245            247
Decrease (Increase) in Mortgage Loans Held for Sale                       1,370            100
(Increase) Decrease in Other Assets                                     (2,342)            314
Increase (Decrease) in Other Liabilities                                    141        (1,204)
                                                                            ---        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     $ 5,966        $ 3,839
                                                                        =======        =======


         The accompanying notes are an intregal part of the consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 2003 and 2002 and December 31, 2002 and the results of its operations for the six months ended June 30, 2003 and 2002 and changes in financial position for the six months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 2002 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 21, 2003.

2. The book and approximate market value of securities owned at June 30, 2003 and December 31, 2002 were as follows:


                                                      6/30/03                     12/31/02
                                                     Amortized      Fair         Amortized     Fair
                                                        Cost        Value          Cost        Value
                                                                       (000 omitted)

         U.S. Treasury and U.S. Government
           Agencies  (held to maturity)                $15,538     $17,392         $25,540  $  28,350
         State and Municipal (held to
                  maturity)                              1,370       1,376           1,509      1,524
         Corporate (held to maturity)                        0           0             217        219
         State and Municipal
                  (available for sale)                  22,926      23,731          10,337     10,513
         U.S. Government Agencies
                  (available for sale)                  20,000      20,005          21,501     22,138
         Mortgage Backed Securities
                  (available for sale)                 192,400     193,723         180,696    184,893
         Mortgage Backed Securites
                  (held to maturity)                    34,828      34,481
         Corporate (available for sale)                 97,857      99,633          63,565     64,845
         Restricted Equity Securities                    7,201       7,201           4,392      4,392
                                                      --------     -------         -------     ------

         TOTAL                                        $392,120    $397,542        $307,757   $316,874



         Income earned on investment securities was as follows:

                                                                Six Months Ended June 30
                                                              2003                      2002
                                                                       (000 omitted)
         U.S. Treasury and U.S.
           Government Agencies                                 $916                    $3,056
         Mortgage Backed Securities                           3,489                     2,905
         State and Municipal                                    412                        40
         Other Investments                                    1,828                       227
                                                            -------                    ------
                                                             $6,645                    $6,228


3. Gross loans are summarized as follows:

                                                                  June 30  December 31
                                                                      (000 omitted)
                                                               2003                  2002

         Real Estate                                        $335,639              $326,180
         Real Estate Construction                             16,121                16,096
         Commercial and Industrial                            23,336                21,128
         Consumer                                             10,975                11,446
                                                            --------               -------

         Total Loans                                         $386,071             $374,850



4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the six month periods ended June 30, 2003, and 2002 were 5,436,101 and 5,436,101, respectively.

5. Dividends paid per share were $.42 and $.60 for the six month periods ended June 30, 2003, and 2002, respectively. This represented a 53% payout of net income in 2003 and a 72% payout in 2002.

6. The results of operations for the six month periods ended June 30, 2003, and 2002, are not necessarily indicative of the results to be expected for the full year.

7. During the second quarter of 2003, the corporation inadvertently sold a portion of an investment security that was classified as held-to-maturity. This does not represent a material contradiction with the corporation's intent to hold those securities to maturity, nor does this represent a pattern of such sales by the corporation.

         The corporation has the intent and ability to hold the remaining securities classified as held-to-maturity. The amortized cost of the remaining portion of securities classified as held-to-maturity as of June 30, 2003 was $51,736 or 13.2% of the entire investment portfolio of the corporation.

         The amortized cost of the debt security sold was $5,000,000 and the related realized gain on the sale of the investment was $366,000.

8. Certain amounts in 2002 have been reclassified to conform with 2003 presentation.

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

Three months ended June 30, 2003 compared to three months ended June 30, 2002
-----------------------------------------------------------------------------

Net Income for the three month period ending June 30, 2003 was $1,885,000, down $335,000 from the second quarter of 2002. Net interest income was down, total other income was up and other expense was up. The second quarter decrease is due to historically rapid prepayments on mortgage backed securities. Net income per share, for the second quarter, was $.35, compared to the $.41 earned in the same period in 2002. For the three month period (annualized) in 2003, the return on average assets and return on average equity were .93% and 10.79%, respectively, compared to 1.41% and 13.96%, respectively for 2002.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second quarter period of 2003 was $9,012,000, down $338,000 or 3.6% below the $9,350,000 earned in the same period of 2002. The $338,000 decrease in interest income was due to a rapid mortgage backed security prepayments during second quarter 2003. The average yield on earning assets declined 112 basis points compared to the same quarter in 2002. In an effort to manage interest rate risk, the corporation continues to lower interest rates on transaction accounts and keep securities maturities short. Income from loans was down approximately $401,000 due to lower interest rates while security income was up approximately $51,000 due to greater volume of securities.

Total interest expense for the second quarter month period of 2003 was $3,728,000, up $521,000 or 16.2% from the $3,207,000 incurred for the same period in 2002. The $521,000 increase in interest expense was due to successful deposit promotions and increased borrowing. Because the increase in interest expense exceeded the increase in interest income, net interest income decreased $859,000.

Total other income for the second quarter period of 2003 at $1,809,000, was $648,000 greater than the same quarter in 2002. The following are the primary causes of the 56% increase in other income:

         o A $108,000 increase in overdraft charges, as the overdraft privilege program continues to be successful.

         o Gain on sale of other real estate exceeded in 2002 by $72,000. The majority of which gain was realized through the sale of the Carroll Valley office.

         o Net realized gains on securities of $545,000 (gross realized gain of approximately $1,045,000 less gross realized loss of approximately $500,000). Longer term securities with terms of approximately 10 to 15 years were sold for gains, and the proceeds reinvested in five year mortgage backed security balloons. Not all of the funds were reinvested at higher rates, but the goal is to slow down prepayments and lessen the volatility associated with longer term securities.

         o Additional income from bank owned life insurance of approximately $60,000.

Interest margins continue to narrow, therefore, net earnings will increasingly rely on other income for the remainder of the fiscal year.

Total other expense for the second quarter period of 2003 was $4,527,000, up $472,000 from the $4,055,000 incurred for the second quarter of 2002. The following are the primary causes of the 12% increase in other expense:

         o A $123,000 or 5% increase in salaries and benefits caused by a continuation of staffing efforts connected with a new branch in Dillsburg, PA, and upgrading of loan personnel.

         o A $99,000 increase in premises and equipment expense, which was spread across the entire category and not confined to a specific area.

         o An $265,000 increase spread across the entire other expense category.

The provision for income taxes in the second quarter decreased $348,000, due to a higher level of tax-free income, low income housing tax credits, and lower income before taxes.

Six months ended June 30,2003 compared to six months ended June 30, 2002
------------------------------------------------------------------------

Net income for the first six months of 2003 was $4,352,000, down $142,000 or 3% below the $4,494,000 earned for the same period of 2002. The decrease in net income was due primarily to continued weakness in net interest income with insufficient offset in total other income, as explained below. In addition, other expenses continued its strong growth. For the six month period (annualized) of 2003, the return on average assets (ROA) and return on average equity (ROE) were 1.10% and 12.47%, respectively, compared to 1.44% and 14.25%, respectively, for 2002.

At June 30, 2003, total assets were approximately $837 million, reflecting a $188 million or 29% increase above June 30, 2002. This increase in assets stems from migration of funds from the equities market, in the form of a deposit account called Classic Money Market, and increased borrowings from the Federal Home Loan Bank. Book value per share was $12.98 on June 30, 2003, compared to $12.17 on June 30, 2002. The corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 8.43% and a Total Risk-Based Capital Ratio of 14.37% on June 30, 2003.

Total interest income for the current six month period was $18,577,000 down $182,000 or 1% from the $18,759,000 earned in the same period of 2002. The $182,000 decrease in total interest income was due to falling interest rates in the general market economy in 2002 translating to lower rates on new loans and securities. In 2002, market rates fell rapidly and the effect is still strongly affecting yields on components of the corporation's balance sheet.

Total interest expense for the current six month period was $7,424,000, up $904,000 or 14% above the $6,520,000 incurred for the same period in 2002. The $904,000 increase in total interest expense was due to growth in deposits as they returned from Wall Street.

Net interest income was $11,153,000 for the current period, $1,086,000 below the first six months in 2002. Margins are slipping, and assets are increasing, but, not rapidly enough to offset changes in interest expenses. The bank shifted to a funds purchased position, but has not improved either the dollar margin or the ratio. The reason for the narrowing of the margin has been historically rapid prepayments on mortgage backed securities. These securities (many of which were bought at a premium) require accelerated write-offs of the acquired premium. This cost approximately $500,000 in May and June of 2003.

Total non-interest income for the current six month period was $3,748,000 ,an increase of $1,395,000 or 59% above the same period in 2002. The increase was caused by a $125,000 increase in service charges on deposit accounts, $49,000 on Bank Owned Life Insurance, $71,000 in gains on sale of other real estate, and $995,000 in gains on securities sold. The gain in securities sold is the result of a desire to improve yields by judicious extension of maturity (sale of a one year maturity bond and its replacement with a two to three year bond with a higher yield, with the realization of a gain on the security sold), or a need to sell longer term securities to lessen volatility. Prepayment of mortgage backed securities has been very rapid during the second quarter of 2002. Some securities gains have been realized to offset the effect of the rapid prepayments.

Total non-interest expense for the current six month period was $8,829,000, $824,000 or 10% above the $8,005,000 incurred for the same period in 2002. The increase was due to a $424,000 increase in salaries and benefits, and a $463,000 increase in premises and equipment. This last is traceable to new technology and a new branch in Dillsburg.

The provision for income taxes was $1,600,000 for the current period, $373,000 below the same period in 2002 due to lower pretax income and greater tax free municipal bond income.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet have been driven by strong growth in deposits. The following are some of the results:

o Total investment securities were $396,098,000 at June 30, 2003, an increase of $162,889,000 or 70% since June 30, 2002. Securities have increased from 36% of total assets to 47% of total assets.

o Total deposits have grown from $543,458,000, at June 30, 2002, to $638,920,000, at June 30, 2003, an increase of $95,462,000 or 18%.
     Certificates of deposit were down $777,000 from the June 30, 2002 total. More than 100% of the $95,462,000 increase was from transaction accounts. This has increased our liability sensitivity, as measured by the bank's internal gap (see below).

o Accumulated other comprehensive income has decreased from $3,729,000, at December 31, 2002, to $2,182,000, at June 30, 2003. This indicates the after tax effect in the change in market value of the available for sale securities portfolio. Although declining rates would normally cause comprehensive income to increase, management felt that due to the rapid prepayment of mortgage backed securities, it was better to take the profits rather than let them disappear through this prepayment or rising interest rates.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                         Three Months Ended
                                                         6/30/03    6/30/02
                                                           Rate       Rate

Earning Assets                                             5.04%      6.36%
Interest Bearing Liabilities                               2.31%      2.67%
Interest Rate Spread                                       2.73%      3.69%

Net Yield on Earning Assets                                3.03%      4.15%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 2003, was down 112 basis points compared to the same period in 2002. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have remained at record low levels after falling dramatically in 2001 and 2002.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                        Reserve for Possible Loan Losses
                                 (In Thousands)

                                                         Three Months Ended
                                                         6/30/03    6/30/02

Balance at Beginning of Period                            $3,837     $3,723
Provision Charged to Expense                                 120        120
Loans Charged Off                                            117        115
Recoveries                                                    34         50
                                                         -------     ------

Balance at End of Period                                  $3,874     $3,778

Ratios:
Net Charge-offs to:
Net Income                                                 1.92%      1.45%
Total Loans                                                 .02%       .02%
Reserve for Possible Loan Losses                           2.14%      1.72%

Reserve for Possible Loan Losses to:
Total Loans                                                1.00%      1.02%

The Reserve for Possible Loan Losses at June 30, 2003 was $3,874,000 (1.00% of Total Loans), an increase of $96,000 from $3,778,000 (1.02% of Total Loans) at the end of the first six months of 2002. Loans past due 90 days and still accruing were $1,036,000 and non-accrual loans were $541,000, as of June 30, 2003. The ratio of non-performing assets plus other real estate owned to total assets was .24%, at June 30, 2003. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. In addition, a parcel of other real estate owned with a book value of $782,000 was sold during the second quarter of 2002 for $890,000, reducing other real estate owned (OREO) by almost 50%.

Loans past due 90 days and still accruing were $1,379,000, at year end 2002, while non-accruals were $1,037,000. The bulk of the corporation's real estate loans are in residential mortgages. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $781,000 in non-accrual loans, was approximately $23,000 for the first six months of 2003.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $70,570,000, at June 30, 2003, compared to $66,155,000, at June 30, 2002, an increase of $4,415,000 or 6.7% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.54%, at December 31, 2002, 10.20%, at June 30, 2002, and 8.43%, at June 30, 2003. The
total risk-based capital ratio was 14.37%, at June 30, 2003. The leverage ratio was 8.97%, at June 30, 2003, and 9.69%, during the same period in 2002. Capital at the corporation remains strong. The payment of a special 20 cents per share dividend in January 2002 has not slowed capital growth from the previous period.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 44% of total assets, at June 30, 2003. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $350,872,000 at the Federal Home Loan Bank of Pittsburgh with $92,800,000 outstanding at June 30, 2003.

As of June 30, 2003, the cumulative asset sensitive gap was 1.6% of total assets at one month, 7.2% at six months, and 15.2% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Twenty-five (25%) percent of passbook and statement savings, NOW and money market deposit accounts are calculated to reprice overnight. The remaining 75% are carried in the over 5-year category.

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

                                     ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been changes in interest rates which have been affecting the corporation as outlined above. For further discussion of year end information, refer to the annual report.
                                     ITEM 4

                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the corporation carried out an evaluation, under the supervision and with the participation of the corporation's management, including the corporation's Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the corporation's Chief Executive Officer along with the corporation's Chief Financial Officer concluded that the corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the corporation (including its consolidated subsidiaries) required to be included in the corporation's periodic SEC filings. There have been no significant changes in the corporation's internal controls or in other factors which could significantly affect these controls subsequent to the date the corporation carried out its evaluation. Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - Nothing to report.

Item 2. Changes in Securities and Use of Proceeds - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) An annual meeting of shareholders was held at 1:00 p.m. on May 13, 2003 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

      (b)  Five matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at eleven (11):

           Votes Cast                Votes Cast                      Votes
              "FOR"                  "AGAINST"                     ABSTAINED
          ------------               ---------                     ---------
           3,874,711                   13,399                        9,805

Proposal to fix the number of Class 1 Directors at four (4):

           Votes Cast                Votes Cast                       Votes
             "FOR"                   "AGAINST"                     ABSTAINED
          ------------               ---------                     ---------
            3,866,801                   23,021                        8,093

Proposal to fix the number of Class 2 Directors at three (3):

            Votes Cast               Votes Cast                       Votes
              "FOR"                  "AGAINST"                     ABSTAINED
          ------------               ---------                     ---------
            3,863,399                   26,207                        8,309

Proposal to fix the number of Class 3 Directors at four (4):

            Votes Cast               Votes Cast                      Votes
               "FOR"                 "AGAINST"                     ABSTAINED
          ------------               ---------                     ---------
            3,863,419                   22,147                       12,349

Election of three (3) Class 2 Directors to serve for a three-year term:

                                               Votes Cast            Votes
Director              Term Expires               "FOR"             "WITHHELD"
--------              ------------           ------------          ----------
Wayne E. Lau             2006                  3,854,859             43,056
Jennifer L. Weaver       2006                  3,834,524             63,391
Harry L. Wheeler         2006                  3,836,619             61,296

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

(b)      Report on Form 8-K.

Item 12 - Results of Operations and Financial Condition

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACNB CORPORATION


                                     Ronald L. Hankey, Chairman of the Board/CEO
August 1, 2003

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

                    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report; and

                    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

                    (d) there were no changes in internal controls of financial reporting that occurred during the quarter that materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting.

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

Date: August 1, 2003
                                     Page 16

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

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report; and

                   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

                   (d) there were no changes in internal controls of financial reporting that occurred during the quarter that materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting.

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

                                           By:
                                           -------------------------------------
                                           John W. Krichten, Secretary/Treasurer
Date: August 1, 2003

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