Form 10-Q
period 2003-09-30
ACNB CORP
filed 2003-11-10
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2003
                               -------------------------------------------------

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number     0-11783
                       ---------------------------------------------------------

                                ACNB CORPORATION
             -------------------------------------------------------
             (Exact name of corporation as specified in its charter)


               PENNSYLVANIA                                  23-2233457
       ------------------------------                    -----------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       16 LINCOLN SQUARE, GETTYSBURG, PA                         17325
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


                     Class - Common Stock ($2.50 par value)
                 Outstanding at September 30, 2003 - 5,436,101

PART I                                    ITEM  I

                                  FINANCIAL INFORMATION
                           ACNB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CONDITION

                                                                  September 30                 December 31
                                                           -------------------------            -----------
                                                              2003            2002                  2002
ASSETS    In thousands
  Cash and Due from Banks                                   $ 20,913        $ 24,670              $ 18,089
  Interest bearing deposits with banks                         1,086             982                 1,009
  Investment Securities
     Securities Held to Maturity                              54,831          27,378                31,658
     Securities Available for Sale                           361,445         272,249               282,389
        (Fair value $417,276, $302,589 and $316,874
            respectively)                                   --------        --------              ---------
  Total Investment Securities                                416,276         299,627               314,047


  Mortgage loans held for sale                                   169           1,551                 2,544
  Loans                                                      400,626         366,988               372,306
    Less: Reserve for Loan Losses                             -3,928          -3,652                -3,837
                                                            --------        --------              ---------
  Net Loans                                                  396,698         363,336               368,469

  Premises and Equipment                                       7,297           6,748                 7,182
  Other Real Estate                                              591             585                   559
  Other Assets                                                26,623          19,193                22,745
                                                            --------        --------              ---------
TOTAL ASSETS                                               $ 869,653       $ 716,692             $ 734,644
                                                            ========        ========              =========
LIABILITIES
  Deposits
    Noninterest Bearing                                     $ 71,763        $ 75,947              $ 70,728
    Interest Bearing                                         559,212         483,777               511,887
                                                            --------        --------              ---------
  Total Deposits                                             630,975         559,724               582,615

  Securities Sold Under
       Agreement To Repurchase                                38,717          39,717                35,945
  Borrowing Federal Home Loan Bank                           123,700          37,300                40,050
  Demand Notes U.S. Treasury                                     450             450                   450
  Other Liabilities                                            5,801           7,290                 5,484
                                                            --------        --------              ---------
TOTAL LIABILITIES                                            799,643         644,481               664,544

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,436,101 shares issued and
  outstanding at 09/30/03 and 09/30/02, respectively          13,590          13,590                13,590
  Retained Earnings                                           56,806          52,215                52,781
 Accumulated Other Comprehensive
 Income (Loss)                                                  -386           6,406                 3,729
                                                            --------        --------              ---------
TOTAL SHAREHOLDERS' EQUITY                                    70,010          72,211                70,100

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                     $ 869,653       $ 716,692             $ 734,644
                                                            ========        ========              ========

The accompanying notes are an integral part of the consolidated financial statements.


                                ACNB CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended September 30    Nine Months Ended September 30
                                                      ------------------------------     -------------------------------
                                                           2003            2002               2003           2002
INTEREST INCOME,   In thousands , except per share data
  Loan Interest and Fees                                  $5,943          $6,208            $17,836        $18,716
  Time deposits with banks                                    25              37                 64             60
  Taxable securities                                       2,774           3,170              9,007          9,358
  Non-taxable securities                                     240              76                652            116
                                                          ------          ------            -------        -------
TOTAL INTEREST INCOME                                      8,982           9,491             27,559         28,250

INTEREST EXPENSE
  Deposits                                                 2,619           3,042              8,770          9,104
  Other Borrowed Funds                                       673             282              1,946            740
                                                          ------          ------            -------        -------
TOTAL INTEREST EXPENSE                                     3,292           3,324             10,716          9,844

NET INTEREST INCOME                                        5,690           6,167             16,843         18,406
  Provision for Loan Losses                                   60              60                180            180
                                                          ------          ------            -------        -------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                            5,630           6,107             16,663         18,226

NON-INTEREST INCOME
  Trust Department                                           157             140                514            517
  Service Charges on Deposit Accounts                        260             456              1,202          1,273
  Other Operating Income                                     623             454              1,540          1,196
  Gain (Loss) on Other Real Estate                             -              13                192            134
  Bank Owned Life Insurance                                  192             136                537            432
  Gain from officer's life insurance                         646               -                646              -
  Securities Gains                                           996               -              1,991              -
                                                          ------          ------            -------        -------
TOTAL NON-INTEREST INCOME                                  2,874           1,199              6,622          3,552

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                           2,443           2,338              7,356          6,827
  Net occupancy expense                                      290             246                873            743
  Equipment expense                                          497             508              1,394          1,028
  Other taxes                                                226             216                695            647
  Professional services                                       83             132                236            347
  Other expense                                              884             769              2,698          2,622
                                                          ------          ------            -------        -------
TOTAL NON-INTEREST EXPENSE                                 4,423           4,209             13,252         12,214

INCOME BEFORE INCOME TAX                                   4,081           3,097             10,033          9,564
  Applicable Income Tax                                      930             803              2,530          2,776
                                                          ------          ------            -------        -------
NET INCOME                                                $3,151          $2,294             $7,503         $6,788
PER COMMON SHARE DATA*                                    ======          ======            =======        =======
Basic earnings                                             $0.58           $0.42              $1.38          $1.25
Cash dividends paid                                         0.21            0.20               0.63           0.80

*BASED ON A WEIGHTED AVERAGE OF 5,436,101 SHARES OUTSTANDING IN 2003 AND IN 2002

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                             ACNB CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine months ended September 30
                                                                                    -------------------------------
                                                                                         2003                 2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                In thousands
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and Dividends Received                                                      $   29,721            $   27,045
Fees and Commissions Received                                                             7,202                 3,866
Interest Paid                                                                          (11,111)              (10,394)
Cash Paid to Suppliers and Employees                                                   (16,365)              (12,810)
Income Taxes Paid                                                                       (2,366)               (2,810)
Loans  Originated for Sale                                                             (17,154)              (10,644)
Proceeds of Mortgage Loans Sold                                                          19,529                10,023
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  ----------            ----------
                                                                                          9,456                 4,276

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities  Held-to-Maturity                     (5,366)                     -
Proceeds from Maturities of Investment Securities Available - for- Sale                 269,079                80,241
Purchase of Investment Securities Held - to - Maturity                                 (28,539)                     -
Purchase of Investment Securities Available - for - Sale                              (348,136)             (147,090)
Net Decrease (Increase)  in Loans                                                      (28,320)               (5,262)
Capital Expenditures                                                                      (701)               (1,502)
Proceeds From Sale of Other Real Estate Owned                                               523                   960
                                                                                      ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                                 (141,460)              (72,653)

CASH FLOW FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and
Savings Accounts                                                                         59,153                49,939
Net Increase (Decrease) in Certificates of Deposit                                      (7,245)                 1,059
Net Increase in Securities Sold Under Agreement to Repurchase                             2,772                 5,967
Dividends Paid                                                                          (3,425)               (4,349)
Net Increase (Decrease) in Borrowings                                                    83,650                19,488
                                                                                      ---------             ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     134,905                72,104
                                                                                      ---------             ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,901                 3,727

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         19,098                21,925
                                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  21,999             $  25,652
                                                                                      =========             =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $    7,503             $   6,788

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                                               586                   458
Provision for Possible Loan Losses                                                          180                   180
Benefit for Deferred Taxes                                                                 (404)                 (390)
Amortization (Accretion) of Investment Securities Premiums (Discounts)                    2,372                   252
Increase (Decrease) in Taxes Payable                                                        568                   356
(Increase) Decrease in Interest Receivable                                                  360                    62
Increase (Decrease) in Interest Payable                                                    (395)                 (550)
Increase (Decrease) in Accrued Expenses                                                     539                   554
Decrease (Increase) in Mortgage Loans Held for Sale                                       2,375                  (621)
(Increase) Decrease in Other Assets                                                      (4,237)               (1,609)
Increase (Decrease) in Other Liabilities                                                      9                (1,204)
                                                                                      ---------             ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      $9,456                $4,276
                                                                                      =========             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 2003 and 2002 and December 31, 2002 and the results of its operations for the nine months ended September 30, 2003 and 2002 and changes in financial position for the nine months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the corporation are set forth in Note A to the corporation's financial statements in the 2002 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 21, 2003.

2. The book and approximate market value of securities owned at September 30, 2003 and December 31, 2002 were as follows:


                                                       9/30/03                           12/31/02
                                                      Amortized           Fair           Amortized          Fair
                                                         Cost             Value             Cost            Value
                                                     ----------          --------        ---------        --------
                                                                                (000 omitted)
         U.S. Treasury and U.S. Government
           Agencies  (held to maturity)                 $ 15,537         $ 17,023         $ 25,540          28,350
         State and Municipal (held to
            maturity)                                      1,370            1,377            1,509           1,524
         Corporate (held to maturity)                          0                0              217             219
         State and Municipal
            (available for sale)                          22,924           23,089           10,337           10,513
         U.S. Government Agencies
            (available for sale)                          40,000           39,945           21,501           22,138
         Mortgage Backed Securities
            (available for sale)                         192,371          191,262          180,696          184,893
         Mortgage Backed Securites
            (held to maturity)                            29,216           28,723
         Corporate (available for sale)                  106,190          107,149           63,565           64,845
         Restricted Equity Securities                      8,708            8,708            4,392            4,392
                                                        --------         --------         --------         --------
         TOTAL                                          $416,316         $417,276         $307,757         $316,874

         Income earned on investment securities was as follows:

                                                  Nine Months Ended September 30
                                                      2003               2002
                                                    --------          ----------
                                                           (000 omitted)
         U.S. Treasury and U.S.
           Government Agencies                       $ 1,326           $4,348
         Mortgage Backed Securities                    4,926            4,478
         State and Municipal                             652              116
         Other Investments                             2,755              532
                                                     -------           ------
                                                      $9,659           $9,474

3.       Gross loans are summarized as follows:
                                                    September 30     December 31
                                                       2003               2002
                                                   ------------       ----------
                                                           (000 omitted)

         Real Estate                                 $349,628          $326,180
         Real Estate Construction                      19,939            16,096
         Commercial and Industrial                     19,860            21,128
         Consumer                                      11,368            11,446
                                                     --------           -------
         Total Loans                                 $400,795          $374,850


4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the nine month periods ended September 30, 2003, and 2002 were 5,436,101 and 5,436,101, respectively.

5. Dividends paid per share were $.63 and $.80 for the nine month periods ended September 30, 2003, and 2002, respectively. This represented a 46% payout of net income in 2003 and a 64% payout in 2002.

6. The results of operations for the nine month periods ended September 30, 2003, and 2002, are not necessarily indicative of the results to be expected for the full year.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Income for the three month period ending September 30, 2003 was $3,151,000, up $857,000, or 37% from the third quarter of 2002. Net interest income was down, total other income was up and other expense was up. The third quarter decrease in net interest income is due to historically rapid prepayments on mortgage backed securities. Net income per share, for the third quarter, was $.58, compared to the $.42 earned in the same period in 2002. For the three month period (annualized) in 2003, the return on average assets and return on average equity were 1.51% and 18.18%, respectively, compared to 1.37% and 13.45%, respectively for 2002.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third quarter period of 2003 was $8,982,000, down $509,000 or 5.4% below the $9,491,000 earned in the same period of 2002. The $509,000 decrease in interest income was due to rapid mortgage backed security prepayments during third quarter 2003. The average yield on earning assets declined 112 basis points compared to the same quarter in 2002. In an effort to manage interest rate risk, the corporation continues to lower interest rates on transaction accounts and keep securities maturities short. Income from loans was down approximately $265,000 due to lower interest rates while taxable security income was down approximately $396,000 due to rapid prepayments on mortgage backed securities and overall lower interest rates.

Total interest expense for the third quarter of 2003 was $3,292,000, down $32,000 or 1% from the $3,324,000 incurred for the same period in 2002. The $32,000 decrease in interest expense was due to aggressive cutting of deposit rates. Because the decrease in interest income exceeded the decrease in interest expense, net interest income decreased $477,000.

Total other income for the third quarter of 2003 at $2,874,000, was $1,675,000 greater than the same quarter in 2002. The following are the primary causes of the 140% increase in other income:

       o Net realized gains on securities of $996,000. Longer term securities with terms of approximately 10 to 15 years were sold for gains, and the proceeds reinvested in five year mortgage backed security balloons. Not all of the funds were reinvested at higher rates, but the goal is to slow down prepayments and lessen the volatility associated with longer term securities.

       o Additional income from bank owned life insurance of approximately $56,000.

       o The financial results for the third quarter of 2003 reflects the gain from the proceeds of two split-dollar life insurance policies on the life of an executive officer of the Bank that passed away during the third quarter. The Bank was the beneficiary of these life insurance policies. The Bank's gain of $646,000 represents the excess of the death benefit proceeds over the cash surrender value on the two policies. The estate of the executive officer received the contractual death benefit from the split-dollar policies directly from the insurers.

              The Bank has two additional life insurance policies covering the life of the deceased executive officer. The estimated death benefit proceeds of the remaining policies are approximately $2,229,000. The estimated gain from these policies is $1,560,000. The death benefits proceeds have not been received by the Bank because each policy is within the contestable period and is under routine investigation by the insurers.

Interest margins continue to narrow, therefore, net earnings will increasingly rely on other income for the remainder of the fiscal year.

Total other expense for the third quarter of 2003 was $4,423,000, up $214,000 from the $4,209,000 incurred for the third quarter of 2002. The following are the primary causes of the 5% increase in other expense:

       o A $105,000 or 5% increase in salaries and benefits caused by a continuation of staffing efforts connected with a new branch in Dillsburg, PA, and upgrading of loan personnel.

       o      An $115,000 increase in the other expense category.

The provision for income taxes in the third quarter increased $127,000, due to a higher level of taxable income.

NINE MONTHS ENDED SEPTEMBER 30,2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income for the first nine months of 2003 was $7,503,000, up $715,000 or 10.5% above the $6,788,000 earned for the same period of 2002. The increase in net income was due primarily to realized gains on securities and proceeds from two insurance policies paid due to the death of an executive officer. Net interest income has been affected by narrowing interest margins and rapid prepayments on mortgage backed securities. For the nine month period (annualized) of 2003, the return on average assets (ROA) and return on average equity (ROE) were 1.25% and 14.36%, respectively, compared to 1.42% and 13.97%, respectively, for 2002.

At September 30, 2003, total assets were approximately $870 million, reflecting a $153 million or 21% increase above September 30, 2002. This increase in assets stems from migration of funds from the equities market, in the form of a deposit account called Classic Money Market, and increased borrowings from the Federal Home Loan Bank. Book value per share was $12.88 on September 30, 2003, compared to $13.28 on September 30, 2002. The corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 8.05% and a Total Risk-Based Capital Ratio of 14.59% on September 30, 2003.

Total interest income for the current nine month period was $27,559,000 down $691,000 or 2% from the $28,250,000 earned in the same period of 2002. The $691,000 decrease in total interest income was due to falling interest rates in the general market economy in 2002 translating to lower rates on new loans and securities. In addition, rapid prepayments on mortgage backed securities have lowered yields on those securities and negatively affected interest income.

Total interest expense for the current nine month period was $10,716,000, up $872,000 or 9% above the $9,844,000 incurred for the same period in 2002. The $872,000 increase in total interest expense was due to growth in deposits as they returned from Wall Street, and additional borrowings from the Federal Home Loan Bank of Pittsburgh.

Net interest income was $16,843,000 for the current period, $1,563,000 below the first nine months in 2002. Margins are slipping, and assets are increasing, but, not rapidly enough to offset changes in interest expenses. The bank shifted to a funds purchased position, but has not improved either the dollar margin or the ratio. The reason for the narrowing of the margin has been historically rapid prepayments on mortgage backed securities. These securities (many of which were bought at a premium) require accelerated write-offs of the acquired premium.

Total non-interest income for the current nine month period was $6,622,000, an increase of $3,070,000 or 86% above the same period in 2002. The increase was caused by a $105,000 increase on Bank Owned Life Insurance, $58,000 in gains on sale of other real estate, $1,991,000 in gains on securities sold, and the excess of death benefit proceeds over the cash surrender value of two insurance policies held on an executive officer. The gain in securities sold is the result of a desire to improve yields by judicious extension of maturity (sale of a one year maturity bond and its replacement with a two to three year bond with a higher yield, with the realization of a gain on the security sold), or a need to sell longer term securities to lessen volatility. Prepayment of mortgage backed securities has been very rapid during the second and third quarters of 2003. Some securities gains have been realized to offset the effect of the rapid prepayments.

The financial results for the third quarter of 2003 reflects the gain from the proceeds of two split-dollar life insurance policies on the life of an executive officer of the Bank that passed away during the third quarter. The Bank was the beneficiary of these life insurance policies. The Bank's gain of $646,000 represents the excess of the death benefit proceeds over the cash surrender value on the two policies. The estate of the executive officer received the contractual death benefit from the split-dollar policies directly from the insurers.

The Bank has two additional life insurance policies covering the life of the deceased executive officer. The estimated death benefit proceeds of the remaining policies are approximately $2,229,000. The estimated gain from these policies is $1,560,000. The death benefits proceeds have not been received by the Bank due to both policies are within the contestable period and are under routine investigation by the insurers.

Total non-interest expense for the current nine month period was $13,252,000, $1,038,000 or 8% above the $12,214,000 incurred for the same period in 2002. The increase was due to a $529,000 increase in salaries and benefits, and a $496,000 increase in premises and equipment. This last is traceable to new technology and a new branch in Dillsburg.

The provision for income taxes was $2,530,000 for the current period, $246,000 below the same period in 2002 due to tax-free insurance income mentioned above and greater tax-free municipal bond income.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet have been driven by strong growth in deposits. The following are some of the results:

o Total investment securities were $416,276,000 at September 30, 2003, an increase of $116,649,000 or 39% since September 30, 2002. Securities have increased from 42% of total assets to 48% of total assets.

o Total deposits have grown from $559,724,000, at September 30, 2002, to $630,975,000, at September 30, 2003, an increase of $71,251,000 or 13%.
     Certificates of deposit were down $10,417,000 from the September 30, 2002 total. All of the $71,251,000 increase was from transaction accounts. This has increased our liability sensitivity, as measured by the bank's internal gap (see below).

o Accumulated other comprehensive income has decreased from $3,729,000, at December 31, 2002, to $(386,000), at September 30, 2003. This indicates the after tax effect in the change in market value of the available for sale securities portfolio. Although declining rates would normally cause comprehensive income to increase, management felt that due to the rapid prepayment of mortgage backed securities, it was better to take the profits rather than let them disappear through this prepayment or rising interest rates. In a defensive move the resulting funds have been reinvested short term in securities such as two-year corporates or five-year mortgage backed securities balloons.


              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                                      Nine Months Ended
                                                  9/30/03            9/30/02
                                                    Rate              Rate
                                                  -------            -------
Earning Assets                                      4.84%             6.26%
Interest Bearing Liabilities                        2.17%             2.63%
Interest Rate Spread                                2.67%             3.63%

Net Yield on Earning Assets                         2.96%             4.08%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 2003, was down 112 basis points compared to the same period in 2002. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have remained at record low levels after falling dramatically in 2001 and 2002.

                 PROVISION AND RESERVE FOR POSSIBLE LOAN LOSSES
                           Reserve for Possible Loan Losses
                                 (In Thousands)

                                                  Nine Months Ended
                                                  9/30/03    9/30/02
                                                  -------    -------
Balance at Beginning of Period                     $3,837     $3,723
Provision Charged to Expense                          180        180
Loans Charged Off                                     127        304
Recoveries                                             38         53
                                                   ------     ------
Balance at End of Period                           $3,928     $3,652

Ratios:
Net Charge-offs to:
Net Income                                           1.19%      3.70%
Total Loans                                           .02%       .07%
Reserve for Possible Loan Losses                     2.27%      6.87%

Reserve for Possible Loan Losses to:
Total Loans                                           .98%       .99%

The Reserve for Possible Loan Losses at September 30, 2003 was $3,928,000 (.98% of Total Loans), an increase of $276,000 from $3,652,000 (.99% of Total Loans) at the end of the first nine months of 2002. Loans past due 90 days and still accruing were $439,000 and non-accrual loans were $387,000, as of September 30, 2003. The ratio of non-performing assets plus other real estate owned to total assets was .16%, at September 30, 2003. All properties are carried at the lower of market or book value and are not considered to represent significant threat of loss to the bank. In addition, a parcel of other real estate owned with a book value of $782,000 was sold during the second quarter of 2002 for $890,000, reducing other real estate owned (OREO) by almost 50%.

Loans past due 90 days and still accruing were $1,379,000, at year end 2002, while non-accruals were $1,037,000. The bulk of the corporation's real estate loans are in residential mortgages. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $507,000 in non-accrual loans, was approximately $25,000 for the first nine months of 2003.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $70,010,000, at September 30, 2003, compared to $72,211,000, at September 30, 2002, a decrease of $2,201,000 or 3.0% over that period. The ratio of Total Shareholders' Equity to Total Assets was 9.54%, at December 31, 2002, 10.08%, at September 30, 2002, and 8.05%, at September 30, 2003. The total risk-based capital ratio was 14.59%, at September 30, 2003. The leverage ratio was 8.40%, at September 30, 2003, and 11.29%, during the same period in 2002. Capital at the corporation remains strong.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 44% of total assets, at September 30, 2003. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $294,546,000 at the Federal Home Loan Bank of Pittsburgh with $123,700,000 outstanding at September 30, 2003.

As of September 30, 2003, the cumulative asset sensitive gap was -2.6% of total assets at one month, 1.1% at six months, and 18.7% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Twenty-five (25%) percent of passbook and statement savings, NOW and money market deposit accounts are calculated to reprice overnight. The remaining 75% are carried in the over 5-year category.

Other than the construction of a new operations center, costing approximately $7,000,000, and funding of investment tax credits of approximately $3,000,000 over the next 18 months, there are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

                                     ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review of September 30, 2003, management has determined that there have been changes in interest rates that have been affecting the corporation as outlined above. For further discussion of year end information, refer to the annual report.

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

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

           The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 ( i ) in Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1999).
Exhibit 3(ii)    Bylaws of Registrant (Incorporated by Reference to
                 Exhibit 3(ii) in Registrant's Report of Form 8-K, filed with the Commission on March 25, 1998).
Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas
                 A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).
Exhibit 11       Statement Regarding Computation of Earnings Per Share.
Exhibit 31.1     Certification of Chief Executive Officer
Exhibit 31.2     Certification of Chief Financial Officer
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section of 906 of the Sarbanes-Oxley Act of 2002 by Ronald L. Hankey
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section of 906 of the Sarbanes-Oxley Act of 2002 by John W. Krichten

(b) Report on Form 8-K and Form 8-K/A

    o    Item 12 - Results of Operations and Financial Condition dated
                   August 1, 2003
    o    Item  4 - Changes In Registrant's Certifying Accountant and
         Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits dated October 10, 2003
    o    Item  4 - Changes in Registrant's Certifying Accountant and
         Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits dated October 17, 2003
    o    Item 12 - Results of Operations and Financial Condition dated
                   October 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACNB CORPORATION

                                 -----------------------------------------------
                                 /s/ Ronald L. Hankey, Chairman of the Board/CEO


October 31, 2003

                                  ----------------------------------------------
                                  /s/ John W. Krichten, Secretary/Treasurer

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

Exhibit 11           Statement Regarding Computation of Earnings Per Share.

Exhibit 31.1         Certification of Chief Executive Officer

Exhibit 31.2         Certification of Chief Financial Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section of 906 of the Sarbanes-Oxley Act of 2002 by Ronald L. Hankey

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section of 906 of the Sarbanes-Oxley Act of 2002 by John W. Krichten