Form 10-K
period 2003-12-31
ACNB CORP
filed 2004-03-12
CIK 715579

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2003
                          ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2003 was approximately $134,849,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 2004 was 5,436,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2004 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

                                ACNB CORPORATION

                                TABLE OF CONTENTS

PART I                                                                                                PAGE
                                                                                                      ----

Item 1.           Business ..............................................................................3

Item 2.           Properties ............................................................................9

Item 3.           Legal Proceedings .....................................................................9

Item 4.           Submission of Matters to a Vote of Shareholders .......................................9

PART II

Item 5.           Market for the Registrant's Common Stock Equity
                  and Related Shareholder Matters and Issuer Purchases
                  of Equity Securities..................................................................10

Item 6.           Selected Financial Data ..............................................................11

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........................................12

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................27

Item 8.           Financial Statements and Supplementary Data...........................................28

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................................................50

Item 9A.          Controls and Procedures...............................................................51


PART III

Item 10.          Directors and Executive Officers of the Registrant....................................51

Item 11.          Executive Compensation................................................................51

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Shareholder Matters ......................................................51

Item 13.          Certain Relationships and Related Transactions........................................51

Item 14.          Principal Accountant Fees and Services ...............................................51


PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................52

                  Signatures............................................................................53
                  Exhibit: Index........................................................................54


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

     o Volatility in interest rates; and/or,

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


ITEM I - BUSINESS

ACNB CORPORATION

ACNB Corporation is a $872.7 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust, accounting and insurance. ACNB's operations are conducted through its primary operating subsidiary, Adams County National Bank with nineteen offices in Adams, Cumberland and York Counties. The corporation was organized in 1983 and has had no acquisitions for the previous five years.

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

The corporation has four operating segments which include commercial, consumer, mortgage lending and investment securities. The corporation's marketplace is south central Pennsylvania which encompasses Adams County and areas in contiguous counties of York, Franklin and Cumberland, as well as sections of northern Maryland.

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

BANKING SUBSIDIARY

ADAMS COUNTY NATIONAL BANK

Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The bank's principal market area is Adams County, Pennsylvania, which is located in south central Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2003, Adams County National Bank had total assets of $869 million, total loans of $415 million and total deposits of $639 million.

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

NONBANKING SUBSIDIARY

PENNBANKS INSURANCE CO.

Pennbanks Insurance Co. was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2003, totaled $562,000.

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

The National Bank Act requires the subsidiary national bank to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank's net profits in the current year, as defined and interpreted by regulation, plus returned earnings for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that the retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. These restrictions have not had, nor are they expected to have, any impact on the corporation's dividend policy. Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

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

     o Investment Portfolio

     o Loan Maturity and Interest Rate Sensitivity

     o Loan Portfolio

     o Allocation of Allowance for Loan Losses

     o Deposits

     o Short-Term Borrowings

AVAILABLE INFORMATION

         The corporation's reports, proxy statements and other information are available for inspection and copying at the Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is HTTP://WWW.SEC.GOV.

         Upon a shareholder's written request, a copy of the corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from John W. Krichten, Secretary/Treasurer, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at HTTP://WWW.ACNB.COM.

EMPLOYEES

         As of December 31, 2003, ACNB had 207 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.


ITEM 2 - PROPERTIES

ACNB Corporation owns no real estate.

Adams County National Bank, in addition to its main office, had an office network of eighteen offices at December 31, 2003. All offices are located in Adams County with the exception of three offices located in Cumberland County and two offices located in York County. Offices at fourteen locations are owned, while four are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.


ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2003, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ACNB Corporation's common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. There were 20,000,000 shares of common stock authorized at December 31, 2003, and 5,436,101 shares outstanding. As of March 1, 2004, ACNB had approximately 2,900 stockholders of record. There is no other class of stock authorized or outstanding. ACNB is restricted as to the amount of dividends that it can pay to shareholders by virtue of the restrictions on the subsidiary's ability to pay dividends to ACNB. ACNB Corporation has no equity compensation plans.

There have been no unregistered sales of stock in 2003, 2002 or 2001.

The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.


                                   PRICE RANGE PER SHARE         PER SHARE
     2003                          HIGH              LOW         DIVIDEND
     ----                          ----              ---         --------
First Quarter                    $26.65             $21.00         $ .21
Second Quarter                   $25.75             $22.80         $ .21
Third Quarter                    $26.50             $24.05         $ .21
Fourth Quarter                   $28.50             $25.25         $ .26


                                   PRICE RANGE PER SHARE         PER SHARE
     2002                          HIGH              LOW         DIVIDEND
     ----                          ----              ---         --------
First Quarter                    $18.50             $17.10         $ .40
Second Quarter                   $22.40             $17.80         $ .20
Third Quarter                    $21.50             $19.65         $ .20
Fourth Quarter                   $21.60             $20.75         $ .28


 ITEM 6 - SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31
                                                              (Dollars in thousands, except per share data)

                                             2003                2002               2001                2000                1999
                                             ----                ----               ----                ----                ----
SUMMARIES OF INCOME
 Interest income                         $   36,689         $    37,794        $    39,161        $     39,837        $     38,194
 Interest expense                            13,945              13,453             16,056              16,929              15,966
                                         ----------         -----------        -----------         -----------         -----------
 Net interest income                         22,744              24,341             23,105              22,908              22,228
 Provision for loan losses                      265                 370                240                 240                 253
                                         ----------         -----------        -----------         -----------         -----------
 Net interest income after
  provision for loan losses                  22,479              23,971             22,865              22,668              21,975
 Non-interest income                          9,429               5,028              3,533               2,797               2,888
 Non-interest expenses                       17,998              16,988             14,327              13,212              13,270
                                         ----------         -----------        -----------         -----------         -----------
 Income before income taxes                  13,910              12,011             12,071              12,253              11,593
 Applicable income taxes                      3,142               3,107              3,734               4,158               3,770
                                         ----------         -----------        -----------         -----------         -----------
 NET INCOME                              $   10,768         $     8,904        $     8,337         $     8,095         $     7,823
                                         ==========         ===========        ===========         ===========         ===========
FINANCIAL CONDITION AT YEAR END
 Assets                                  $  872,731         $   734,644        $   630,234         $   567,330         $   545,952
 Loans, net                                 411,051             368,469            357,816             357,159             343,811
 Deposits                                   639,388             582,615            509,235             453,149             452,633
 Borrowed money                             156,676              76,445             51,501              48,957              29,827
 Stockholders' equity                        72,391              70,100             62,693              60,437              59,863

PER COMMON SHARE DATA
 Earnings per share - basic              $     1.98         $      1.64        $      1.53         $      1.44         $      1.35
 Earnings per share - diluted                  1.98                1.64               1.53                1.44                1.35
 Cash dividends paid                            .89                1.08               0.88                0.87                0.85
 Book value                                   13.32               12.90              11.53               10.75               10.35
 Weighted average number of
  common shares:
 Basic                                    5,436,000           5,436,000          5,436,000           5,623,000           5,783,000
 Diluted                                  5,436,000           5,436,000          5,436,000           5,623,000           5,783,000
 Dividend payout ratio                          45%                66%                 58%                 60%                 63%

PROFITABILITY RATIOS ON EARNINGS
 Return on average assets                     1.32%              1.35%               1.45%               1.46%               1.42%
 Return on average equity                    15.41%             13.45%              13.34%              13.50%              12.88%
 Equity to assets                             8.29%              9.54%               9.95%              10.65%              10.96%

SELECTED ASSET QUALITY RATIOS
 Nonperforming loans to total
  loans                                       1.21%              0.65%               0.51%               0.79%               1.01%
 Net charge-offs to average loans
  outstanding                                  .03%              0.07%               0.06%               0.02%               0.09%
 Allowance for loan losses to
  total loans                                  .96%              1.02%               1.03%               1.02%               1.02%
 Allowance for loan losses to
  nonperforming loans                         79.3%             158.8%              202.3%              129.8%              100.2%

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 2003 Annual Report contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis, as of this date. The corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, filed by the corporation in 2004 and any Current Reports on Form 8-K filed by the corporation.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an Allowance for Loan Losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period. The Corporation assesses the adequacy of its allowance on a quarterly basis. The specific methodologies applied on a consistent basis are discussed in greater detail under the caption "Allowance for Loan Losses" in a subsequent section of the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

ACNB's 2003 net income was $10,768,000, or $1.98 per share, compared to $8,904,000, or $1.64 per share in 2002, and $8,337,000, or $1.53 per share in
2001.

Returns on average equity were 15.41% in 2003, 13.45% in 2002, and 13.34% in 2001. Returns on average assets were 1.32% in 2003, 1.35% in 2002, and 1.45% in 2001.

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

Table 1 presents net interest income, interest rate spread, and net interest margin for the years ending December 31, 2003, 2002 and 2001. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.
                                       12

Net interest income in 2003 was $22,744,000, compared to $24,341,000 in 2002 and $23,105,000 in 2001. ACNB was able to increase its net interest income from 2001 to 2002 primarily through an increase in average earning assets, but interest rates fell too far in late 2002 and 2003 for the same strategy to work in 2003.

The interest rate spread and net interest margin have compressed over the last three years. The interest rate spread was 2.71% in 2003, down from 3.47% in 2002 and 3.60% in 2001. The net yield on earning assets experienced similar results, totaling 2.96% in 2003, down from 3.91% in 2002 and 4.27% in 2001. Several factors impacted the net interest margin for 2003. First, ACNB was in an asset sensitive interest rate risk position in 2003, and interest earning assets repriced more quickly than interest bearing liabilities. Longer-term funding sources, including certificates of deposit, have to reach their maturity date to reprice. Second, ACNB had a less profitable interest earning asset mix, as deposits and borrowings were used to fund securities because loan growth remained weak. Finally, the market area served by ACNB is highly competitive, resulting in financial institutions pricing quality credits competitively in order to increase volume.

Average earning assets were $767,597,000 in 2003, an increase of 23.2% over the 2002 balance of $622,890,000. Average earning assets for 2001 were $541,117,000. Securities growth was the primary contributor to the increase in average earning assets during these periods with loans remaining a secondary source.

Average securities were $373,582,000 for the year ended December 31, 2003, compared to $253,060,000 in 2002 and $162,021,000 in 2001. Weak loan growth, coupled with strong growth in transaction accounts, required increased emphasis on the securities portfolio, which resulted in growth of 47.6%, in 2003, compared to 56.2% in 2002. Because the bank has traditionally been a mortgage lender and mortgage-backed securities carry higher interest rates than other agency securities, most of the securities growth in 2002 was in mortgage-backed securities. Mortgage backed securities grew from $102,419,000 at December 31, 2001, to $184,893,000 at December 31, 2002. In addition, corporate securities increased from $1,957,000 to $65,068,000 or 3,236% during the same time period. During 2003, the trend reversed itself. Because of the Registrant's pronounced exposure to mortgage backed securities and the attendant prepayment risk, securities purchase strategy changed to emphasize corporate securities rather than mortgage backed securities. At December 31, 2003, mortgage backed securities had increased to $202,262,000, while corporate securities had grown 65% to $106,401,000. The significant increase of corporate securities was caused by extremely low U.S. Treasury and agency rates. The rate spread between corporate and government securities indicated the need for a strong preference for corporate securities. The securities have a relatively short duration that should provide sufficient liquidity to assist in the funding of loan demand, and opportunities in the bond market should rates rise in 2004. Overall loan income is down due to lower rates, but slow loan growth prevented the increase in volume from making up for the decrease.

Average loans were $388,842,000 in 2003, versus $367,494,000 in 2002 and
$359,404,000 in 2001. The greater increase in loans, in part, reflects a decision to keep shorter term fixed rate mortgages in the bank's portfolio.

Average interest bearing liabilities were $672,581,000 in 2003, up from $516,897,000 in 2002 and $441,112,000 in 2001. Funding to support loan and securities growth came from an increase in interest bearing liabilities in 2003 and 2002, with a continued shift in mix from time deposits to borrowed money and lower-cost demand and savings deposits.

TABLE 1 - COMPARATIVE AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                             YEAR ENDED DECEMBER 31
                                                2003                              2002
                                   -------------------------------- ---------------------------------
                                    BALANCE    INTEREST     RATE     BALANCE     INTEREST     RATE
                                    -------    --------     ----     -------     --------     ----
ASSETS IN THOUSANDS
Loans                              $ 388,842   $  23,670     6.09%   $367,494   $  24,752      6.74%
Taxable investment securities        351,346      12,062     3.43%    247,272      12,727      5.15%
Non-taxable investment securities     22,236         882     3.97%      5,788         241      4.16%

Federal funds sold                        --          --        --         --          --        --
Interest bearing deposits with
  banks                                5,173          75     1.45%      2,336          74      3.17%
                                   ---------   ---------             --------   ---------
Total interest earnings assets       767,597   $  36,689     4.78%    622,890   $  37,794      6.07%

Cash and due from banks               20,974                           19,050
Premises and equipment                 7,371                            6,338
Other assets                          25,628                           14,783
Allowance for loan losses             (3,887)                          (3,722)
                                   ---------                         --------
TOTAL ASSETS                       $ 817,683                         $659,339
                                   =========                         ========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest bearing demand deposits   $ 100,586   $   1,088     1.08%   $ 83,825   $   1,134      1.35%
Savings deposits                     225,099       3,415     1.52%    158,804       3,070      1.93%
Time deposits (excluding time
  certificates of deposits of
  $100,000 or more)                  207,599       6,164     2.97%    202,036       6,779      3.36%
Time certificates of deposit of
  $100,000 or more                    17,444         557     3.19%     21,272       1,275      5.99%
Borrowings                           121,853       2,721     2.23%     50,960       1,195      2.34%
                                   ---------   ---------            ---------  ----------
Total interest bearing
liabilities                          672,581      13,945     2.07%    516,897    $ 13,453      2.60%
INTEREST RATE SPREAD                                         2.71%                             3.47%
Demand deposits                       71,474                           72,408
Other liabilities                      3,744                            3,829
Stockholders' equity                  69,884                           66,205
                                   ---------                        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $ 817,683                        $ 659,339
                                   =========                        =========
INTEREST INCOME/
EARNING ASSETS                     $ 767,597      36,689     4.78%  $ 622,890   $  37,794      6.07%

INTEREST EXPENSE/
EARNING ASSETS                      (767,597)    (13,945)    1.82%   (622,890)    (13,453)    (2.16)%
                                   ----------  ---------     -----  ---------- ---------    -------
NET YIELD ON
EARNING ASSETS                            --  $   22,744     2.96%         --   $  24,341      3.91%
                                   ==========  =========     =====  =========== =========      =====


TABLE 1 - COMPARATIVE AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                          YEAR ENDED DECEMBER 31
                                                   2001
                                   --------------------------------------
                                    BALANCE     INTEREST        RATE
                                    -------     --------        ----
ASSETS IN THOUSANDS
Loans                              $ 359,404  $  27,892        7.76%
Taxable investment securities        159,722     10,396        6.51%
Non-taxable investment securities      2,299        117        5.09%

Federal funds sold                     3,182        157        4.93%
Interest bearing deposits with
  banks                               16,510        599        3.63%
                                     -------  ---------
Total interest earnings assets       541,117  $  39,161        7.24%
Cash and due from banks               17,642
Premises and equipment                 5,081
Other assets                          13,836
Allowance for loan losses             (3,669)
                                   ---------
TOTAL ASSETS                       $ 547,007
                                   =========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest bearing demand deposits   $  74,658    $ 1,497        2.01%
Savings deposits                     117,973      2,554        2.16%
Time deposits (excluding time
  certificates of deposits of
  $100,000 or more)                  191,486      9,699        5.06%
Time certificates of deposit of
  $100,000 or more                    20,640        940        4.55%

Borrowings                            36,355      1,366        3.76%
                                      ------  -----------
Total interest bearing
liabilities                          441,112  $  16,056        3.64%

INTEREST RATE SPREAD                                           3.60%
Demand deposits                       66,052
Other liabilities                      4,361

Stockholders' equity                  62,482
                                      ------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $ 574,007
                                   =========
INTEREST INCOME/
EARNING ASSETS                     $ 541,117  $  39,161        7.24%
INTEREST EXPENSE/
EARNING ASSETS                      (541,117)   (16,056)      (2.97)%
                                   ---------- ---------      -------
NET YIELD ON
EARNING ASSETS                            --  $  23,105        4.27%
                                   =========  =========      ========

The rate-volume variance analysis set forth in the table below compares changes in net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been factored in proportionally.

TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                2003 VERSUS 2002                                  2002 Versus 2001
                                    -----------------------------------------      -----------------------------------------------
                                               DUE TO CHANGES IN                                 Due to Changes in
\
IN THOUSANDS                           VOLUME          RATE       TOTAL               VOLUME              RATE            TOTAL
                                       ------          ----       -----               ------              ----            -----
Interest earned on:
Loans                                 $ 1,389          $(2,471)     $(1,082)        $    613             $(3,753)        $(3,140)
Taxable investment securities           4,372           (5,037)        (665)           4,833              (2,502)          2,331
Non-taxable investment securities         653              (12)         641              149                 (25)            124
Federal funds sold                         --               --           --              (79)                (78)           (157)
Time deposits with banks                   56              (55)           1             (457)                (68)           (525)
                                    ----------        --------     --------        ---------          ----------       ---------
Total Interest Earning Assets           6,470           (7,575)      (1,105)           5,059              (6,426)         (1,367)
                                     --------         --------     --------         --------            --------        --------
Interest paid on:
Interest bearing demand deposits          203             (249)         (46)             169                (532)           (363)
Savings deposits                        1,092             (747)         345              810                (294)            516
Time deposits                            (393)            (940)      (1,333)          (2,453)               (132)         (2,585)
Short-term borrowings                   1,585              (59)       1,526              444                (615)           (171)
                                      -------        ---------     --------        ---------           ---------       ---------
Total Interest Bearing Liabilities      2,487           (1,995)         492           (1,030)             (1,573)         (2,603)
                                     --------         --------    ---------         --------            --------        --------
NET INTEREST EARNINGS                 $ 3,983          $(5,580)     $(1,597)        $  6,089             $(4,853)        $ 1,236
                                      =======          =======      =======         ========             =======         =======

PROVISION FOR LOAN LOSSES

The provision for loan losses charged against earnings was $265,000 in 2003, compared to $370,000 in 2002 and $240,000 in 2001. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. The $130,000, or 54.0%, increase in the provision for loan losses during 2002, compared to 2001, reflects increases in net charge-offs and some growth in the loan portfolio. The 28.4% decrease was indicative of conditions during the major part of 2003, but greater activity at the end of 2003 may cause a larger provision for 2004.

See further discussion in the asset quality discussion of this annual report.

NON-INTEREST INCOME

Non-interest income was $9,429,000 for the year ended December 31, 2003, an 87.5% increase over 2002. For the year ended December 31, 2002, non-interest income totaled $5,028,000, an increase of 42.3% over 2001 totals.

The 2003 gain in non-interest income is directly attributable to $2,161,000 of insurance proceeds due to the death of an executive officer, $1,992,000 of securities gains realized through sale of securities and $173,000 of gain on the sale of other real estate. The insurance proceeds will not recur in 2004, there may be gains on other real estate, but probably not as significant as 2003. If yields can be improved or overall income enhancements achieved, gains will be realized, but with flat or rising interest rates, this may be difficult to accomplish.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, shrank slightly to $663,000 for the year ended December 31, 2003, down 3% from $683,000 in 2002, which was up 20% from $569,000 in 2001. At December 31, 2003, ACNB had total assets under administration of approximately $64,000,000, up 8% compared to $59,000,000 at the end of 2002, which was down 14% from $69,000,000 at the end of 2001. The 2001 numbers include assets of approximately $11,000,000 in a non-profit organization bond fund. These funds inflated 2001 totals, but were paid out by the end of 2002. The decrease in income for 2003 came from brokerage fees, while the increase in 2002 resulted from estate management and brokerage fees.

Service fees on deposit accounts were $1,788,000 in 2003, a 1.8% increase over 2002's total of $1,755,000. 2002 experienced a larger increase over 2001's results, which were $1,348,000. The increase in both 2003 and 2002 is the result of a new service called Overdraft Privilege. The new service allows checking account overdrafts, up to a preset dollar amount, with a fee for every check paid. The large increase from 2001 to 2002 was not repeated in 2003 and probably will not recur in 2004.

Other non-interest income was $1,930,000 for the year ended December 31, 2003, an increase of $30,000 or 1.5%, over 2002's amount of $1,900,000. Earnings on bank-owned life insurance (BOLI) was up $150,000. Non-interest income for 2002 was up 59.6%, but various other categories were down. Income was enhanced during 2002 by an increase in BOLI of $151,000, a $60,000 litigation fee and gain on public accounting services of $14,000. BOLI is used to fund various employee benefit plans, and all employees affected are aware of their insured status.

NON-INTEREST EXPENSE

The largest component of non-interest expense is salaries and employee benefits, which increased $448,000, or 4.7%, to $9,902,000 in 2003, after increasing by $1,512,000, or 19.0%, in 2002. The increase in salaries and employee benefits during 2003 is attributable to the following factors:

     o Normal merit increases to employees;

     o Increases in administrative personnel expense as the bank's strategic direction continues to focus on greater growth; and,

     o Increases in employee benefit costs, particularly health and welfare benefit plans, consistent with the rising health care cost trend noted nationwide and increased net periodic pension costs due to the underperformance of investments in the pension plan.

Net occupancy expense was $1,164,000 in 2003, $829,000 in 2002, and $701,000 in
2001. The 40.4% increase experienced in 2003 was the result of additional operational expenses and depreciation associated with the overall bank growth. The several branches brought on line in 2001 and 2002 continue to cost more as full year operations are achieved and increase.

The 38.9%, or $549,000, increase in furniture and equipment expense during 2003 versus 2002 was the result of increased maintenance costs associated with more sophisticated delivery channels offered to the bank's customer base.

Professional service expense totaled $339,000 for the year ended December 31, 2003, a 25% decrease from 2002 results. The decrease in professional services can be attributed to the following factor:

     o Payments for the rights to and implementation of Overdraft Privilege, a service the bank has been offering for several years. The payments were completed in 2002.

Other non-interest expense totaled $3,696,000 during 2003, versus $3,967,000 in 2002 and $3,220,000 in 2001. Significant expense components in this category include marketing and advertising, postage, supplies, amortization of core deposit intangibles, and Pennsylvania Shares Tax. The increase in expense noted during 2002 and 2001 was the direct result of ACNB's overall growth, which requires many of these types of expenses to increase as well. The decrease in 2003 resulted from shifting certain operations to other areas of the bank.

INCOME TAXES

ACNB recognized income taxes of $3,142,000, or 22.6% of pre-tax income, in 2003. Income tax expense was $3,107,000, or 25.9% of pre-tax income, in 2002 and $3,734,000, or 30.9% of pre-tax income, in 2001. The variances from the federal statutory rate of 35% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The decline in the effective tax rate during 2003 is a result of life insurance proceeds upon the death of an executive officer. The downward trend in the effective tax rate from 2001 to 2003 is consistent with the increase in tax-free investment securities and low income housing credits during this period.

FINANCIAL CONDITION

Average earning assets increased in 2003 to $767,597,000 or 23% from $622,890,000 in 2002, and 15% or $541,117,000 in 2001. ACNB's investment portfolio has increased over the last three years, as a result of planned growth using borrowed funds. To a lesser degree, the slow growth in commercial and consumer loans contributed to the increase in average earning assets. Average funding sources, or interest bearing liabilities, increased in 2003 to $672,581,000 from $516,897,000 in 2002 and $441,112,000 in 2001.

INVESTMENT SECURITIES

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio, in part, reflects the trends in loans, deposits, and borrowed funds during 2003 and 2002. As deposit and borrowing growth outpaced loan growth during 2002, excess funding was invested in the securities portfolio. Much of the investment activity focused on U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

At December 31, 2003, the securities balance included a net unrealized gain on available-for-sale securities of $441,000, net of taxes, versus a net unrealized gain of $4,089,000, net of taxes at December 31, 2002. The reduction in interest rates during 2002 versus 2001 led to the appreciation in the fair value of securities during 2002. In 2003, some securities were sold; the corporation realized the gains, increasing income for that year. A total of $1,992,000 in realized gains increased net income by $1,295,000. A major portion of these gains were the by-product of the sale of certain corporate securities which increased our income and decreased our mortgage backed security prepayments.

TABLE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2003 and 2002, were as follows:

                                                                      Gross              Gross
                                                     Amortized      Unrealized         Unrealized
                                                       Cost            Gains             Losses             Fair Value
                                                  --------------------------------------------------------------------
2003 IN THOUSANDS
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   15,535       $    1,265       $        --         $    16,800
Mortgage backed securities                              26,201               --               372              25,829
Obligations of states and political subdivisions           447               --                --                 447
                                                    ----------       ----------       -----------         -----------
Total debt securities                                   42,183            1,265               372              43,076

Restricted equity securities                             7,547               --                --               7,547
                                                    ----------       ----------       -----------         -----------
Total Held-to-Maturity Securities                   $   49,730       $    1,265       $       372         $    50,623
                                                    ==========       ==========       ===========         ===========
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   40,000       $       32       $       196          $   39,836
Mortgage backed securities                             176,467            1,180             1,586             176,061
Obligations of states and political subdivisions        22,922              355                 6              23,271
Corporate debt                                         105,500              957                56             106,401
                                                    ----------       ----------       -----------         -----------
Total Available-for-Sale Securities                 $  344,889       $    2,524       $     1,844           $ 345,569
                                                     =========       ==========        ==========           =========

2002 IN THOUSANDS
HELD-TO-MATURITY SECURITIES

U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   25,540       $    2,810       $        --          $   28,350
Obligations of states and political subdivisions         1,509               15                --               1,524
Corporate debt                                             217                2                --                 219
                                                    ----------       ----------       -----------         -----------
Total debt securities                                   27,266            2,827                --              30,093
Restricted equity securities                             4,392               --                --               4,392
                                                    ----------       ----------       -----------         -----------
Total Held-to-Maturity Securities                   $   31,658       $    2,827       $        --          $   34,485
                                                    ==========       ==========       ===========          ==========
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies              31,621              807                --              32,428
Mortgage-backed securities                             180,696            4,197                --             184,893
Corporate debt                                          63,782            1,286                --              65,068
                                                    ----------       ----------       -----------         -----------
Total Available-for-Sale Securities                  $ 276,099       $    6,290       $        --           $ 282,389
                                                     ==========      ==========       ===========           =========

2001 IN THOUSANDS
HELD-TO-MATURITY SECURITIES

U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies           $  40,744       $    1,644       $        --          $   42,388
Obligations of states and political subdivisions         2,123               11                 8               2,126
Corporate debt                                           1,957               17                --               1,974
                                                    ----------       ----------       -----------         -----------
Total debt securities                                   44,824            1,672                 8              46,488
Restricted equity securities                             3,656               --                --               3,656
                                                    ----------       ----------       -----------         -----------
Total Held-to-Maturity Securities                   $   48,480       $    1,672       $         8          $   50,144
                                                    ==========       ==========       ===========          ==========
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies              72,429              775               606              72,598
Mortgage-backed securities                             101,416            1,588               585             102,419
                                                    ----------       ----------       -----------          ----------
Total Available-for-Sale Securities                 $  173,845       $    2,363       $     1,191          $  175,017
                                                    ==========       ==========       ===========          ==========

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Held-to-Maturity                      Available-for-Sale
                                                ---------------------------------       -------------------------------
                                                 AMORTIZED COST    FAIR VALUE            AMORTIZED COST    FAIR VALUE
                                                 --------------    ----------            --------------    ----------
IN THOUSANDS
Within one year                                    $       93      $       93               $  46,831      $  47,274
After one year through five years                      41,555          42,448                 192,849        192,680
After five years through ten years                        535             535                  59,868         59,882
After ten years                                            --              --                  45,341         45,733
                                                   ----------      ----------               ---------      ---------

Total Debt Securities                              $   42,183      $   43,076               $ 344,889      $ 345,569
                                                   ==========      ==========               =========      =========


TABLE 4 - INVESTMENT SECURITIES (YIELDS)

                                        U.S. Government     State
                                          and Federal        and               Other                                  Taxable
                                             Agency        Municipal          Securities             Total        Equivalent Yield
                                   -------------------------------------------------------------------------------------------------
DECEMBER 31, 2003 IN THOUSANDS
Amortized Cost
Within one year                           $      --         $       93           $  46,831          $  46,924           3.50%
After one year through five years           175,381                354              58,669            234,404           3.53%
After five years through ten years           51,770              8,633                  --             60,403           4.63%
After ten years                              31,052             14,289                  --             45,341           5.56%
No set maturity                                  --                --                7,547              7,547           1.60%
                                          ---------         ----------           ---------          ---------
Total                                     $ 258,203         $   23,369           $ 113,047          $ 394,619
                                          =========         ===========          =========          =========
Fair Value                                $ 258,526         $   23,718           $ 113,948          $ 396,192
                                          =========         ===========          =========          =========
Taxable Equivalent Yield                      3.75%              6.09%               2.88%

DECEMBER 31, 2002 IN THOUSANDS
Amortized Cost                            $ 227,737         $   11,846          $   68,174          $ 307,757
                                          =========         ===========         ==========          =========

DECEMBER 31, 2001 IN THOUSANDS
Amortized Cost                            $ 214,589        $     2,123           $   5,613          $ 222,325
                                          =========        ============          =========          =========


The weighted average yield of tax-exempt obligations has been calculated on a taxable equivalent basis. The taxable equivalent adjustments are based on an effective tax rate of 35%. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

At December 31, 2003 and 2002, assets with a carrying value of $130,424,000 and $92,123,000, respectively, were pledged as required or permitted by law to secure certain public and trust deposits, repurchase agreements, or for other purposes.

LOANS

Loans outstanding increased $42,723,000, or 11.5% in 2003, compared to 3.0% growth experienced in 2002. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan portfolio experienced solid growth during the period, increasing by approximately $17,000,000. The growth experienced in 2003 is the result of actively marketing commercial loans to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.

The approximately $15,000,000 increase in real estate mortgage loans is due to a change in pricing policy. Management decided that since 15-year mortgage backed securities were offering yields in the mid 3% range, the bank could afford to hold a certain portion of 10-year to 20-year fixed rate mortgages yielding 5.50% to 6.00% in the portfolio. Currently this portion of mortgages totals approximately $20,000,000.

TABLE 5 - LOAN PORTFOLIO

Loans at December 31 are summarized as follows:

                                                       2003        2002       2001        2000       1999
                                                       ----        ----       ----        ----       ----
IN THOUSANDS
Commercial, financial and agricultural              $  18,080   $  21,128  $  18,027   $  18,376  $  12,697
Real estate - construction                             22,298      16,096     15,497      15,786     13,188
Real estate - mortgage                                363,515     326,180    316,928     314,385    308,241
Consumer                                               11,222      11,446     12,127      12,443     13,661
                                                    ---------   ---------- ----------  ---------- ----------
Total Loans                                          $415,115    $374,850   $362,579    $360,990   $347,787
                                                     ========    ========   ========    ========   ========


TABLE 6 - LOAN MATURITY AND INTEREST SENSITIVITY

The following table outlines the repricing opportunities for all loans outstanding as of December 31, 2003. Loans with immediately adjustable rates, such as loans tied to prime rate, are included in the within one year column. Loans with rates that are adjustable at some time over the life of the loan are included under the time heading when they become adjustable. All fixed-rate loans are included under the heading in which they mature.

                                                                        REPRICING PERIOD
                                                    -------------------------------------------------------
                                                                  AFTER ONE YEAR
                                                      WITHIN         THROUGH        AFTER
                                                     ONE YEAR       FIVE YEARS    FIVE YEARS        TOTAL
                                                     --------       ----------    ----------        -----
IN THOUSANDS
Commercial, financial and agricultural                $ 8,973         $ 5,688        $3,419       $ 18,080
Real estate - construction                             13,144           8,882           272         22,298
                                                     --------        --------        ------       --------
Total                                                $ 22,117        $ 14,570        $3,691       $ 40,378
                                                     ========        ========        ======       ========
Fixed loans with predetermined interest rates        $  5,167        $  9,457        $3,664       $ 18,288
Loans with variable interest rates                     16,950           5,113            27         22,090
                                                     --------        --------        ------       --------
Total                                                $ 22,117        $ 14,570        $3,691       $ 40,378
                                                     ========        ========        ======       ========


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

The unemployment rate in ACNB's market area remained below the national average during 2003. Additionally, reasonably low interest rates, a stable local economy and minimal inflation continued to support favorable economic conditions in the area.

Nonperforming assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. ACNB's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on non-accrual status, it reverses unpaid interest credited to income in the current year. ACNB recognizes income on these loans only to the extent that it receives cash payments. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

TABLE 7 - NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table presents information concerning the aggregate amount of nonperforming assets as of December 31:


                                            2003            2002           2001            2000            1999
                                            ----            ----           ----            ----            ----
IN THOUSANDS
Nonaccrual loans                           $ 4,413         $ 1,037       $    837         $ 1,318         $ 1,615
90 days past due still accruing                606           1,379          1,003           1,528           1,920
                                           -------        --------       --------        --------        --------
Nonperforming loans                          5,019           2,416          1,840           2,846           3,535
Other real estate                              561             559          1,646             981             171
                                           -------         -------        -------         -------         -------
Total Nonperforming Assets                 $ 5,580         $ 2,975        $ 3,486         $ 3,827         $ 3,706
                                           =======         =======        =======         =======         =======


If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $82,000 in 2003, $55,000 in 2002, and $99,000 in 2001.

The corporation does not accrue interest on any loan when principal or interest is in default for 90 days or more, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-to-4 family dwellings shall ordinarily not be subject to these guidelines.

When a loan is placed in a nonaccrual status, all previously accrued, but uncollected, interest is charged against the interest income account.

                                                                       YEAR ENDED DECEMBER 31
                                ----------------------------------------------------------------------------------------------------
                                               2003                                2002                              2001
                                ---------------------------------     -----------------------------     ----------------------------
                                 NONPERFORMING         NET             NONPERFORMING       NET          NONPERFORMING        NET
                                     LOANS         CHARGE-OFFS             LOANS      CHARGE-OFFS            LOANS       CHARGE-OFFS
IN THOUSANDS
Real estate loans (1-to-4
family dwellings)                  $    512         $     25             $    987       $     --            $ 1,341      $     31
Real estate loans (other)             4,505               --                1,370            170                462            97
Commercial and industrial                --               84                   37             60                 11           (10)
Consumer                                  2               15                   22             26                 26            94
                                    -------          -------              -------        -------            -------       -------
TOTAL                               $ 5,019          $   124              $ 2,416        $   256            $ 1,840       $   212
                                    =======          =======              =======        =======            =======       =======


As of December 31, 2003, nonperforming loans totaled $5,019,000, an increase of $2,603,000 or 107.7% from December 31, 2002. The increase in nonperforming loans is primarily the result of a large credit that was moved into nonaccrual status during 2003. The loan is fully secured by real estate and paying erratically. Although nonperforming loans increased, these levels are within acceptable limits and are generally secured by real estate which facilitates collection activity and keeps ultimate losses within reasonable totals.

Potential problem loans are defined as performing loans that have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $4.0 million at December 31, 2003. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

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

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.


TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE

                                                   2003            2002            2001            2000             1999
                                                   ----            ----            ----            ----             ----
IN THOUSANDS
Balance of allowance for loan losses at
beginning of period                              $   3,837        $   3,723       $   3,695        $   3,543       $   3,594

Loans charged-off:
 Commercial, financial and agricultural                 90               87              39               11              58
 Real estate - construction                             --               --              --               --              --
 Real estate - mortgage                                 32              192             131               42             128
 Consumer                                               47               57             139               84             204
                                                 ---------        ---------       ---------        ---------       ---------
Total loans charged-off                                169              336             309              137             390
Recovery of charged-off loans:
 Commercial, financial and agricultural                  6               27              49                5               5
 Real estate - construction                             --               --              --               --              --
 Real estate - mortgage                                  7               22               3                2              35
 Consumer                                               32               31              45               42              46
                                                 ---------        ---------       ---------        ---------       ---------
Total recoveries                                        45               80              97               49              86

Net loans charged-off                                  124              256             212               88             304
Provision for possible loan losses                     265              370             240              240             253
                                                 ---------        ---------       ---------        ---------       ---------
Balance at end of period                         $   3,978        $   3,837       $   3,723        $   3,695       $   3,543
                                                 =========        =========       =========        =========       =========
TOTAL LOAN BALANCES IN THOUSANDS
------------------------------------------------------------------------------------------------------------------------------
Average total loans                              $ 388,842        $ 367,494       $ 359,404        $ 352,666       $ 344,323
Total loans at year-end                            415,115          374,850         362,579          360,990         347,787

RATIOS
------------------------------------------------------------------------------------------------------------------------------
Net charge-offs to:
 Average total loans                                 0.03%            0.07%           0.06%            0.02%           0.09%
 Total loans at year-end                             0.03%            0.07%           0.06%            0.02%           0.09%
 Allowance for loan losses                           3.14%            6.67%           5.69%            2.38%           8.58%

Allowance for loan losses to:
 Average total loans                                 1.02%            1.04%           1.04%            1.05%           1.03%
   Total loans at year-end                            .96%            1.02%           1.03%            1.02%           1.02%

The allowance for loan losses increased $141,000 from $3,837,000 at December 31, 2002, to $3,978,000 at December 31, 2003. The allowance represents .96% of loans outstanding at December 31, 2003, versus 1.02% as of the prior year-end.

Net charge-offs were $124,000 for the year ended December 31, 2003, versus $256,000 in 2002, a decrease of 51.6%. Charge-offs for 2004 will most likely total between $200,000 and $300,000.

TABLE 9 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   2003                   2002                 2001                  2000                  1999
                             ------------------     -----------------    ------------------    ------------------    ---------------
                                       % OF                  % OF                  % OF                  % OF                 % OF
                                       GROSS                 GROSS                 GROSS                 GROSS                GROSS
                               AMOUNT  LOANS        AMOUNT   LOANS         AMOUNT  LOANS        AMOUNT    LOANS      AMOUNT   LOANS
                               ------  ------       -------  ------        ------  ------       ------   ------      ------   ------
IN THOUSANDS
Commercial, financial and     $ 2,571    0.62%      $ 2,582    0.68%       $ 2,633   0.73%      $ 2,590    0.72%    $ 1,042    0.30%
  Agricultural
Real estate - construction        105    0.03%           65    0.02%           122   0.03%          205    0.05%        246    0.07%
Real estate - mortgage            579    0.14%          402    0.11%           533   0.15%          495    0.13%      1,474    0.43%
Consumer                          504    0.12%          375    0.10%           360   0.10%          132    0.04%        251    0.07%
Unallocated                       219    0.05%          413    0.11%            75   0.02%          273    0.08%        530    0.15%
                              -------    -----      -------    -----       -------   -----      -------    -----    -------    -----
Total                         $ 3,978    0.96%      $ 3,837    1.02%       $ 3,723   1.03%      $ 3,695    1.02%    $ 3,543    1.02%
                              =======    =====      =======    =====       =======   =====      =======    =====    =======    =====


The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios.

The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 65% of the reserve balance. This is because of specific allocations to the reserve for troubled credits and continued loan growth in that category.

Nonperforming loans have increased during the year, this was primarily the result of one large credit. Absent this credit, the overall credit rating of the commercial portfolio would have been approximately the same as 2002. This nonhomogeneous loan portfolio continues to represent the greatest risk exposure to ACNB, as the credits generally are significantly larger than the remainder of the portfolio and the related collateral is not as marketable.

Over the past several years, the allowance for loan losses as a percent of outstanding loan balance has remained steady at approximately 1.00%. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve exists due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management's assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has decreased due to variances in management's assessment of national and local economic conditions as may be affected by the current political environment and other external factors.

While management believes ACNB's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management's assumptions as to future delinquencies or loss rates.

DEPOSITS

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Average deposits increased 18.2% or $85 million in 2003. This increase is greater than the 15.1% growth achieved in 2002. This growth has been accomplished through the marketing of a special money market rate account to compete with money market mutual funds. Additionally, due to consumers' confidence slipping in the stock and mutual fund markets, deposits have grown as these consumers migrate towards deposit products, which are generally regarded as safer, more liquid investments. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens. As the stock market recovers in the months ahead, ACNB's ability to maintain and add to its deposit base will probably come under additional competitive pressures.

TABLE 10 - TIME DEPOSITS

Time deposits in denominations of $100,000 or more at December 31, 2003, 2002 and 2001, are summarized in the following table. The interest expense related to time certificates of deposit in denominations of $100,000 or more totaled $1,153,000 in 2003, $1,275,000 in 2002, and $1,583,000 in 2001.

IN THOUSANDS                         2003             2002               2001
                                     ----             ----               ----
Time certificates of deposit      $ 35,003          $ 33,657           $ 33,746
Other time deposits                  1,000             1,000              1,000


Maturities of time deposits of $100,000 or more outstanding at December 31, 2003, 2002 and 2001, are summarized as follows:

IN THOUSANDS                            2003             2002             2001
                                        ----             ----             ----
Three months or less                   $ 7,420          $ 7,432         $ 12,049
Over three through six months            3,245            6,560            9,898
Over six through twelve months           4,928            5,007            5,974
Over twelve months                      20,410           15,658            6,825
                                      --------         --------         --------
Total                                 $ 36,003         $ 34,657         $ 34,746
                                      ========         ========         ========


BORROWINGS

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh. As of December 31, 2003, short-term borrowings were $69,676,000, an increase of $13,231,000, or 23.4%, from the December 31, 2002 balance of $56,445,000.

Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB's growth in its securities portfolio. Long-term debt totaled $87,000,000 at December 31, 2003, versus $20,000,000 outstanding at December 31, 2002. ACNB increased its reliance on long-term debt during 2002 to match maturities with long-term tax-free securities at positive spreads. The increase of $67,000,000 in long-term debt during 2003 was a direct result of management's intention to capitalize on the 30 year lows in interest rates.

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

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2003, ACNB retained $5,930,000, or 55%, of its net income.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2003 and 2002, that ACNB met all minimum capital adequacy requirements to which they are subject and are categorized as "well-capitalized". There are no conditions or events since the notification that management believes have changed the subsidiary bank's category.

TABLE 11 - RISKED-BASED CAPITAL

 ACNB's capital ratios are as follows:


                                                2003           2002
                                                ----           ----
Common stockholders' equity to assets           8.29%         9.54%
Tier 1 leverage ratio                           8.81%         9.00%
Tier 1 risk-based capital ratio                13.86%        15.13%
Total risk-based capital ratio                 14.63%        16.03%


LIQUIDITY

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB's funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, and the FHLB. At December 31, 2003, ACNB could borrow approximately $365,000,000 from the FHLB; $116,320,000 was outstanding.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to shareholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $8,568,000 at December 31, 2003. For a discussion of ACNB's dividend restrictions, see Item 1
- "Business" above.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions. Management expects to incur approximately $10,000,000 in capital expenditures during 2004-2005, approximately $7,000,000 for a proposed operations center and $3,000,000 for low income housing projects. See footnote N for other off balance sheet commitments. The following tables illustrate contractual obligations for years 2003, 2002 and 2001.


                                                                      PAYMENT DUE BY PERIOD (12/31/2003)
                                                  ----------------------------------------------------------------------------
                                                                   LESS THAN           1-3           3-5          MORE THAN
                                                      TOTAL          1 YEAR           YEARS         YEARS          5 YEARS
                                                      -----        ---------          -----         -----         ---------
         IN THOUSANDS
         Contractual Obligations
         Long-Term Debt Obligations                 $ 87,000          $ --           $ 67,000        $  --       $ 20,000
         Operating Lease Obligations                   1,600            437               709          276            178
         Total                                      $ 88,600          $ 437          $ 67,709        $ 276       $ 20,178


                                                                      PAYMENT DUE BY PERIOD (12/31/2002)
                                                  ----------------------------------------------------------------------------
                                                                   LESS THAN           1-3           3-5          MORE THAN
                                                      TOTAL          1 YEAR           YEARS         YEARS          5 YEARS
                                                      -----        ---------          -----         -----         ---------
         IN THOUSANDS
         Contractual Obligations
         Long-Term Debt Obligations                  $ 20,000          $ --             $ --          $ --       $ 20,000
         Operating Lease Obligations                      993           184              321           175            313
         Total                                       $ 20,993         $ 184            $ 321         $ 175       $ 20,313


                                                                      PAYMENT DUE BY PERIOD (12/31/2001)
                                                  ----------------------------------------------------------------------------
                                                                   LESS THAN           1-3           3-5          MORE THAN
                                                      TOTAL          1 YEAR           YEARS         YEARS          5 YEARS
                                                      -----        ---------          -----         -----         ---------
         IN THOUSANDS
         Contractual Obligations
         Long-Term Debt Obligations                      $ --          $ --             $ --          $ --           $ --
         Operating Lease Obligations                      857           134              217           193            313
         Total                                          $ 857         $ 134            $ 217         $ 193         $  313

TABLE 12 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                                                          Principal Amount Maturing In                         FAIR VALUE
                                     ----------------------------------------------------------------------   DECEMBER 31,
RATE SENSITIVE ASSETS IN THOUSANDS        2004       2005     2006      2007      2008  Thereafter   TOTAL         2003
---------------------------------------------------------------------------------------------------------------------------
Fixed interest rate loans               $ 35,478  $ 37,535   $30,704   $13,621   $ 3,643  $ 1,107  $ 122,088     $ 122,091
Average interest rate                      6.35%     6.20%     6.10%     6.08%     6.09%    5.69%      6.15%
Variable interest rate loans            $215,990  $ 55,043   $ 9,566   $10,396   $ 1,794  $   152  $ 292,941     $ 293,190
Average interest rate                      4.95%     5.83%     6.52%     5.99%     6.09%    7.13%      5.21%
Fixed interest rate securities          $178,410  $107,275   $42,484   $10,447     $  --  $55,556  $ 394,172     $ 395,745
Average interest rate                      3.82%     3.43%     2.29%     6.03%              3.61%      3.58%
Variable interest rate securities       $     93  $    105   $   118   $   131   $    --  $   --   $     447     $     447
Average interest rate                      2.98%     2.98%     2.98%     2.98%     0.00%    0.00%      2.98%
Other interest bearing assets           $  1,033  $     --   $    --   $    --   $    --  $    --  $   1,033     $   1,033
Average interest rate                      1.00%     0.00%     0.00%     0.00%     0.00%    0.00%      1.00%

RATE SENSITIVE LIABILITIES
---------------------------------------------------------------------------------------------------------------------------
Non-interest bearing checking           $     --  $     --   $    --   $    --   $    --  $75,819  $  75,819     $  73,259
Average interest rate                      0.00%     0.00%     0.00%     0.00%     0.00%    0.00%      0.00%
Savings and interest bearing
  checking                              $ 85,360  $     --   $    --   $    --   $    -- $256,080  $ 341,440     $ 318,904
Average interest rate                      1.02%     0.00%     0.00%     0.00%     0.00%    1.02%      1.02%
Time deposits                           $118,644  $ 42,980   $25,675   $22,859   $11,971    $  --  $ 222,129     $ 223,459
Average interest rate                      1.97%     3.51%     3.83%     3.96%     3.60%    0.00%      2.78%
Fixed interest rate borrowings             $  --  $ 57,000   $10,000   $    --   $    --  $20,000  $  87,000     $ 90,648
Average interest rate                      0.00%     1.83%     2.32%     0.00%     0.00%    4.34%      2.46%
Variable interest rate borrowings       $ 39,747  $     --   $    --   $    --   $    --  $29,929  $  69,676     $ 67,745
Average interest rate                      1.27%     0.00%     0.00%     0.00%     0.00%    1.48%      1.36%


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

The simulation analysis results are presented in Table 13a. These results as of December 31, 2003, indicate that the corporation would expect net interest income to increase over the next twelve months by 4.4% assuming an immediate upward shift in market interest rates of 3.00% and to decrease by 17.6% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and exceeds guidelines set by policy. With interest rates already so low, liability rates could not fall 3.00%, so the accuracy of the results is not as good as could be expected during a more normal rate environment.

Net interest income declines with both up and down directions of interest rates because of a large amount of transaction accounts positioned to change rates overnight. Since they are theoretically positioned to change rates immediately they cause a negative change in net interest income regardless of direction of interest rates. In actual practice, management would change these rates much more gradually than the model predicts. Since interest rates are at 50-year lows, an asset sensitive position will enable the corporation to capitalize on rising rates.

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

The net present value analysis results are presented in Table 13b. These results, as of December 31, 2003, indicate that the net present value would decrease 4.0% assuming an immediate upward shift in market interest rates of 3.00% and to increase 1.4% if rates shifted downward in the same manner. The risk position of ACNB is within the guidelines set by policy. Again, with rates so low, these results are not as accurate as they would normally be.

The corporation's current strategy is to extend liability maturities and keep asset maturities relatively short to protect against both greater earnings at risk and value at risk.

          DECEMBER 31, 2003                     DECEMBER 31,2003
-------------------------------------------------------------------------
            TABLE 13A                             TABLE 13B
 NET INTEREST INCOME PROJECTIONS             PRESENT VALUE EQUITY
-------------------------------------------------------------------------
    Changes in                            Changes in
   Basis Points      % Change            Basis Points          % Change
-------------------------------------------------------------------------
      (300)          (17.56)%               (300)              2.70%
      (100)           (9.89)%               (100)             (1.38)%
        --             0.0%                  --                0.0%
       100            (3.38)%                100               2.85%
       300             4.39%                 300               3.98%

          DECEMBER 31, 2002                      DECEMBER 31,2002
-------------------------------------------------------------------------
            TABLE 13A                             TABLE 13B
 NET INTEREST INCOME PROJECTIONS             PRESENT VALUE EQUITY
-------------------------------------------------------------------------
   Changes in         % Change            Changes in        % Change
  Basis Points                           Basis Points
-------------------------------------------------------------------------
      (300)           (8.9)%                 (300)             2.0%
      (100)           (2.1)%                 (100)             1.0%
        --             0.0%                    --              0.0%
       100            (0.7)%                  100             (1.3)%
       300            (0.4)%                  300             (4.6)%

Item 8 - Financial Statements

    (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                            PAGE
                                                                            ----

     Independent Auditor's Report ...........................................29

     Consolidated Statements of Condition ...................................30

     Consolidated Statements of Income ......................................31

     Consolidated Statements of Changes in Stockholders' Equity .............32

     Consolidated Statements of Cash Flows ..................................33

     Notes to Consolidated Financial Statements .............................34

INDEPENDENT AUDITOR'S REPORT

To The Stockholders and Board of Directors
ACNB Corporation
Gettysburg, Pennsylvania


We have audited the accompanying consolidated statements of condition of ACNB Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



[SIG OMITTED]

Stambaugh Ness, PC
York, Pennsylvania
January 17, 2004

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       DECEMBER 31
                                                                  -----------------------
                                                                       2003       2002
ASSETS  IN THOUSANDS
Cash and Due from Banks                                            $ 32,381    $ 18,089
Interest bearing deposits with banks                                  1,033       1,009
Investment securities
(fair value $396,192 and $316,874, respectively)
Securities held to maturity                                          49,730      31,658
Securities available for sale                                       345,569     282,389
                                                                  ---------   ---------
Total Investment Securities                                         395,299     314,047
Mortgage loans held for sale                                             86       2,544
Loans                                                               415,029     372,306
Less: provision for possible loan losses                             (3,978)     (3,837)
                                                                  ---------   ---------
Net loans                                                           411,051     368,469
Premises and equipment                                                7,053       7,182
Other real estate                                                       561         559
Bank owned life insurance                                            14,683      14,289
Other assets                                                         10,584       8,456
                                                                  ---------   ---------
TOTAL ASSETS                                                      $ 872,731   $ 734,644
                                                                  =========   =========
LIABILITIES
Non-interest bearing deposits                                      $ 75,819    $ 70,728
Interest bearing deposits                                           563,569     511,887
                                                                  ---------   ---------
Total Deposits                                                      639,388     582,615
Securities sold under agreement to repurchase                        39,906      35,945
Borrowings, Federal Home Loan Bank                                  116,320      40,050
Demand notes, U.S. Treasury                                             450         450
Other liabilities                                                     4,276       5,484
                                                                  ---------   ---------
TOTAL LIABILITIES                                                   800,340     664,544
STOCKHOLDERS' EQUITY
Common stock ($2.50 par value;
  20,000,000 shares authorized;
  5,436,101 shares issued and
  outstanding at 12/31/03 and 12/31/02, respectively)                13,590      13,590
Retained earnings                                                    58,711      52,781

Accumulated other comprehensive income                                   90       3,729
                                                                  ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                                           72,391      70,100
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 872,731   $ 734,644
                                                                  =========   =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                  2003      2002       2001
                                                                  ----      ----       ----
INTEREST INCOME IN THOUSANDS, EXCEPT PER SHARE DATA
  Loans (including fees)                                       $ 23,670   $ 24,752  $ 27,892
  Time deposits with banks                                           75         74       599
  Federal funds sold                                                 --         --       157
  Taxable securities                                             12,062     12,727    10,396
  Non-taxable securities                                            882        241       117
                                                               --------   --------  --------
TOTAL INTEREST INCOME                                            36,689     37,794    39,161
INTEREST EXPENSE
  Interest bearing deposits                                      11,224     12,258    14,690
  Short term borrowings                                             741        961     1,366
  Long term borrowings                                            1,980        234        --
                                                               --------   --------  --------
TOTAL INTEREST EXPENSE                                           13,945     13,453    16,056
NET INTEREST INCOME                                              22,744     24,341    23,105

  Provision for possible loan losses                                265        370       240
                                                               --------   --------  --------
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES                               22,479     23,971    22,865

NON-INTEREST INCOME
  Trust income                                                      663        683       569
  Service fees on deposit accounts                                1,788      1,755     1,348
  Gain on other real estate                                         173        118         5
  Bank owned life insurance                                         722        572       421
  Gain from officer's life insurance                              2,161         --        --
  Securities gains                                                1,992         --        --

  Other income                                                    1,930      1,900     1,190
                                                               --------   --------  --------
TOTAL NON-INTEREST INCOME                                         9,429      5,028     3,533
NON-INTEREST EXPENSE
  Salaries and employee benefits                                  9,902      9,454     7,942
  Net occupancy expense                                           1,164        829       701
  Equipment expense                                               1,960      1,411     1,088
  Other taxes                                                       937        875       836
  Professional services                                             339        452       540
  Other expense                                                   3,696      3,967     3,220
                                                               --------   --------  --------
TOTAL NON-INTEREST EXPENSE                                       17,998     16,988    14,327
INCOME BEFORE INCOME TAXES                                       13,910     12,011    12,071
  Applicable income taxes                                         3,142      3,107     3,734
                                                               --------   --------  --------
NET INCOME                                                     $ 10,768    $ 8,904   $ 8,337
                                                               ========    =======   =======
PER COMMON SHARE DATA *
Basic earnings                                                    $1.98     $ 1.64     $1.53
Cash dividends paid                                               $ .89     $ 1.08     $ .88

      *BASED ON A WEIGHTED AVERAGE OF 5,436,101 SHARES IN 2003, 5,436,101
                 SHARES IN 2002, AND 5,436,117 SHARES IN 2001.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                         Common     Additional      Retained     Comprehensive
                                                         Stock   Paid-In Capital    Earnings        Income          Total
                                                       --------- --------------- --------------- -------------- --------------
IN THOUSANDS
BALANCE AT JANUARY 1, 2001                              $13,602            --          $46,258           $577        $60,437

Comprehensive income:
 Net income                                                  --            --            8,337             --          8,337
 Change in unrealized gains on securities, net of tax        --            --               --            197            197
    Change in unfunded pension liability, net of tax         --            --               --           (332)          (332)
                                                                                                                   ---------
        Total comprehensive income                                                                                     8,202
                                                                                                                  ----------
Cash dividends paid and declared                             --            --           (5,870)            --         (5,870)

Retirement of 4,725 shares                                  (12)           --              (64)            --            (76)
                                                            ---  ------------       -----------  ------------    -----------

BALANCE AT DECEMBER 31, 2001                            $13,590            --          $48,661           $442        $62,693

Comprehensive income:
 Net income                                                  --            --            8,904             --          8,904
 Change in unrealized gains on securities, net of tax        --            --               --          3,315          3,315
    Change in unfunded pension liability, net of tax                                                      (28)           (28)
                                                                                                                -------------
        Total comprehensive income                                                                                    12,191
                                                                                                                   ---------

Cash dividends paid                                          --            --           (4,784)            --         (4,784)
                                                             --  ------------       ----------   ------------     ----------


BALANCE AT DECEMBER 31, 2002                           $ 13,590    $       --         $ 52,781      $   3,729       $ 70,100
Comprehensive income:
 Net income                                                  --            --           10,768            --          10,768
 Change in unrealized gains on securities, net of tax        --            --               --         (3,647)        (3,647)
    Change in unfunded pension liability, net of tax                                                        8              8
                                                                                                                ------------
        Total comprehensive income                                                                                     7,129
                                                                                                                   ---------
Cash dividends paid                                          --            --           (4,838)           --          (4,838)
                                                                                     ---------                     ---------

BALANCE AT DECEMBER 31, 2003                           $ 13,590   $        --         $ 58,711      $      90       $ 72,391
                                                       ========   ============        ========      =========       ========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------
                                                                      2003          2002          2001
                                                                      ----          ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
 Interest and dividends received                                  $  39,469    $   38,754      $  37,634
 Fees and commissions received                                       10,173         5,458          3,949
 Interest paid                                                      (14,417)      (13,998)       (16,167)
 Cash paid to suppliers and employees                               (20,921)      (20,855)       (26,933)
 Income taxes paid                                                   (3,053)       (3,959)        (3,970)
 Loans originated for sale                                          (18,735)      (22,360)       (15,962)
 Proceeds of mortgage loans sold                                     21,193        20,856         15,058
                                                                  ---------    -----------      ----------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES                  13,709         3,896         (6,391)
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities of investment securities
held-to-maturity                                                      5,366        16,821         21,872
 Proceeds from maturities of investment securities
available-for-sale                                                  277,347       117,852         42,759
 Purchase of investment securities held-to-maturity                 (23,438)           --         (5,000)
 Purchase of investment securities available-for-sale              (348,135)     (222,683)      (105,774)
 Net decrease (increase) in loans                                   (42,723)      (12,271)        (1,618)
 Capital expenditures                                                  (675)       (2,109)        (1,470)

 Proceeds from sale of other real estate owned                          699         1,140             60
                                                                  ---------    ----------             --
NET CASH (USED IN) INVESTING ACTIVITIES                            (131,559)     (101,250)       (49,171)
CASH FLOW FROM FINANCING ACTIVITIES
 Net Increase (decrease) in demand deposits,
  NOW accounts, and savings accounts                                 63,507        73,770         34,965
 Net increase (decrease) in certificates of deposit                  (6,734)        1,684         20,644
 Net increase in securities sold under agreement
  to repurchase                                                       3,961         2,706          1,509
 Dividends paid                                                      (4,838)       (5,871)        (4,783)
 Net increase (decrease) in borrowed funds                           76,270        22,238          1,512

 Retirement of common stock                                              --            --            (76)
                                                                  ---------     ----------           ---
NET CASH PROVIDED BY FINANCING ACTIVITIES                           132,166        94,527         53,771
                                                                  ---------     ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 14,316        (2,827)        (1,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       19,098        21,925         23,716
                                                                  ---------     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  33,414      $ 19,098     $  21,925
                                                                  =========      =========     =========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                        $  10,768     $   8,904    $    8,337
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
 Depreciation and amortization                                          804           631            454
 Provision for possible loan losses                                     265           370            240
 Benefit (expense) for deferred taxes                                   146          (794)          (475)
 Amortization (Accretion) of investment securities
   premiums (discounts)                                               3,240           795           (138)
 Increase (Decrease) in taxes payable                                   493           (58)          (151)
 Decrease (Increase) in interest receivable                             538           759           (293)
 Increase (Decrease) in interest payable                               (472)         (545)          (111)
 Increase (Decrease) in accrued expenses                               (668)          400           (340)
 Decrease (Increase) in mortgage loans held for sale                  2,458        (1,504)          (904)
 Decrease (Increase) in other assets                                 (3,059)       (4,899)       (12,720)

 Increase (Decrease) in other liabilities                              (804)         (163)          (290)
                                                                       ----          ----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               $  13,709     $    3,896    $   (6,391)
                                                                  =========     ==========    ==========


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

INVESTMENT SECURITIES

Under Statement of Financial Accounting Standards No. 115, securities are required to be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Investments in securities which the corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity. These securities are accounted for at amortized cost. Other securities are classified as available-for-sale and accounted for at fair market value. The difference between amortized cost and fair value is an unrealized holding gain or loss included, net of taxes, as accumulated other comprehensive income in stockholders' equity. Management will reassess the appropriateness of the classifications each quarter.

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

Loans are deemed impaired when it is probable that the corporation will be unable to collect all amounts due in accordance with the loan agreement. The corporation evaluates collectively for impairment large groups of smaller balance homogeneous loans. At December 31, 2003 and 2002, all of the corporation's impaired loans were on non-accrual status for all reported periods.

PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method. Depreciation is recorded based on the assets' estimated useful lives.

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

ADVERTISING COSTS

Costs of advertising are expensed when incurred. Cost of advertising was $369,000, $312,000 and $260,000, for the years ending December 31, 2003, 2002 and 2001, respectively.

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


NOTE B

RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2003 and 2002, were approximately $13,145,000 and $11,613,000, respectively.

NOTE C

INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2003 and 2002, were as follows:

                                                                       Gross             Gross
                                                     Amortized      Unrealized        Unrealized
                                                        Cost            Gains            Losses           Fair Value
                                                -----------------------------------------------------------------------
2003 IN THOUSANDS
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   15,535       $    1,265       $        --          $   16,800
Mortgage backed securities                              26,201               --               372              25,829

Obligations of states and political subdivisions           447               --                --                 447
                                                           ---     ------------      ------------       -------------
Total debt securities                                   42,183            1,265               372              43,076

Restricted equity securities                             7,547               --                --               7,547
                                                         -----     ------------      ------------        ------------
Total Held-to-Maturity Securities                   $   49,730       $    1,265       $       372          $   50,623
                                                    ==========       ==========       ===========          ==========
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies          $   40,000       $       32       $       196          $   39,836
Mortgage backed securities                             176,467            1,180             1,586             176,061
Obligations of states and political subdivisions        22,922              355                 6              23,271
Corporate debt                                         105,500              957                56             106,401
                                                     ---------      -----------     -------------          ----------
Total Available-for-Sale Securities                 $  344,889       $    2,524       $     1,844          $  345,569
                                                     =========        =========        ==========           =========

2002 IN THOUSANDS
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations of
_U.S. Government corporations and agencies          $   25,540       $    2,810       $        --          $   28,350
Obligations of states and political subdivisions         1,509               15                --               1,524
Corporate debt                                             217                2                --                 219
                                                           ----  --------------      ------------       -------------
Total debt securities                                   27,266            2,827                --              30,093

Restricted equity securities                             4,392               --                --               4,392
                                                     ---------      -----------     -------------          ----------
Total Held-to-Maturity Securities                   $   31,658       $    2,827       $        --          $   34,485
                                                    ==========       ==========       ===========          ==========
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of $
 U.S. Government corporations and agencies              31,621       $      807                --          $   32,428

Mortgage-backed securities                             180,696            4,197                --             184,893

Corporate debt                                          63,782            1,286                --              65,068
                                                     ---------      -----------     -------------          ----------
Total Available-for-Sale Securities                 $  276,099       $    6,290       $        --           $ 282,389
                                                     ==========      ==========       ===========           =========


Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity are shown below.

                                                                  Held-to-Maturity                    Available-for-Sale
                                                          ----------------------------------     ------------------------------
                                                               Amortized             Fair           Amortized         Fair
                                                                  COST             VALUE              COST           VALUE
IN THOUSANDS
Within one year                                              $       93     $       93               $ 46,831     $ 47,274
After one year through five years                                41,555         42,448                192,849      192,680
After five years through ten years                                  535            535                 59,868       59,882
After ten years                                                      --             --                 45,341       45,733
                                                             ----------     ----------              ---------     --------
                                                                                                            9
Total Debt Securities                                        $   42,183     $   43,076               $ 344,88     $345,569
                                                             ==========     ==========               ========     =========

                                               U.S.
                                            Government                              Other                      Taxable
                                           and Federal         State and                                     Equivalent
                                              Agency          Municipal      Securities            Total        Yield
                                        --------------- ----------------- ----------------- ---------------- ------------

DECEMBER 31, 2003 IN THOUSANDS
Amortized Cost
Within one year                             $      --        $       93        $   46,831        $   46,924     3.50%
After one year through five years             175,381               354            58,669           234,404     3.53%
After five years through ten years             51,770             8,633                --            60,403     4.63%
After ten years                                31,052            14,289                --            45,341     5.56%
No set maturity                                    --               --              7,547             7,547     1.60%
                                        -------------    --------------      ------------      ------------
Total                                       $ 258,203        $   23,369         $ 113,047         $ 394,619
                                            =========        ===========        =========         =========
Fair Value                                  $ 258,526        $   23,718         $ 113,948         $ 396,192
                                            =========        ===========        =========         =========
Taxable Equivalent Yield                      3.75%            6.09%              2.88%

December 31, 2002 IN THOUSANDS
Amortized Cost                              $ 227,737        $   11,846        $   68,174         $ 307,757
                                            =========        ===========       ==========         =========

December 31, 2001 IN THOUSANDS
Amortized Cost                              $ 214,589       $     2,123       $     5,613         $ 222,325
                                            =========       ============      ===========         =========

The weighted average yield of tax-exempt obligations has been calculated on a taxable equivalent basis. The taxable equivalent adjustments are based on an effective tax rate of 35%. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

At December 31, 2003 and 2002, assets with a carrying value of $130,424,000 and $92,123,000, respectively, were pledged as required or permitted by law to secure certain public and trust deposits, repurchase agreements, or for other purposes.


NOTE D

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31 are summarized as follows:

                                                       2003          2002       2001        2000      1999
                                                       ----          ----       ----        ----      ----
IN THOUSANDS
Commercial, financial and agricultural              $  18,080   $  21,128  $  18,027  $   18,376  $  12,697
Real estate - construction                             22,298      16,096     15,497      15,786     13,188
Real estate - mortgage                                363,515     326,180    316,928     314,385    308,241

Consumer                                               11,222      11,446     12,127      12,443     13,661
                                                    ---------    --------   --------   ---------   --------
                                                    $ 415,115    $374,850   $362,579   $ 360,990   $347,787
                                                    =========    ========   ========   =========   ========


The following table outlines the repricing opportunities for all loans outstanding as of December 31, 2003. Loans with immediately adjustable rates, such as loans tied to prime rate, are included in the within one year column. Loans with rates that are adjustable at some time over the life of the loan are included under the time heading when they become adjustable.

All fixed-rate loans are included under the heading in which they mature.

                                                                         Repricing Period
                                                  ----------------------------------------------------------------
                                                                   After One
                                                       Within      Year Through         After
                                                      One Year     Five Years         Five Years           Total
IN THOUSANDS
Commercial, financial and agricultural               $  8,973         $ 5,688          $ 3,419            $18,080
Real estate - construction                             13,144           8,882              272             22,298
                                                     --------         -------          -------            -------
Total                                                $ 22,117         $14,570          $ 3,691            $40,378
                                                     ========         =======          =======            =======
Fixed loans with predetermined interest rates        $  5,167         $ 9,457          $ 3,664            $18,288
Loans with variable interest rates                     16,950           5,113               27             22,090
                                                     --------         -------          -------            -------
Total                                                $ 22,117         $14,570          $ 3,691            $40,378
                                                     ========         =======          =======            =======

Transactions in the valuation portion of the allowance for loan losses for the past five years at December 31 are shown below:

                                                            2003            2002            2001            2000           1999
                                                            ----            ----            ----            ----           ----
IN THOUSANDS
Balance of  allowance  for loan losses at beginning
of period                                               $     3,837   $     3,723      $     3,695     $     3,543     $     3,594
LOANS CHARGED-OFF:
Commercial, financial and agricultural                           90            87               39              11              58
Real estate - construction                                       --            --               --              --              --
Real estate - mortgage                                           32           192              131              42             128

Consumer                                                         47            57              139              84             204
                                                        -----------   -----------      -----------    ------------     -----------
Total loans charged-off                                         169           336              309             137             390
RECOVERY OF CHARGED-OFF LOANS:
Commercial, financial and agricultural                            6            27               49               5               5
Real estate - construction                                       --            --               --              --              --
Real estate - mortgage                                            7            22                3               2              35

Consumer                                                         32            31               45              42              46
                                                        -----------   -----------      -----------    ------------     -----------
Total recoveries                                                 45            80               97              49              86
Net loans charged-off                                           124           256              212              88             304
Provision for possible loan losses                              265           370              240             240             253
                                                        -----------   -----------      -----------    ------------     -----------
Balance at end of period                                $     3,978   $     3,837      $     3,723     $     3,695     $     3,543
                                                        ===========   ===========      ===========     ===========     ===========
TOTAL LOAN BALANCES IN THOUSANDS
------------------------------------------------------------------------------------------------------------------------------------
Average total loans                                     $   388,842   $   367,494      $   359,404     $   352,666     $   344,323
Total loans at year-end                                 $   415,115   $   374,850      $   362,579     $   360,990     $   347,787
RATIOS
------------------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS TO:
Average total loans                                         0.03%          0.07%            0.06%           0.02%           0.09%
Total loans at year-end                                     0.03%          0.07%            0.06%           0.02%           0.09%
Allowance for loan losses                                   3.14%          6.67%            5.69%           2.38%           8.58%
ALLOWANCE FOR LOAN LOSSES TO:
Average total loans                                         1.02%          1.04%            1.04%           1.05%           1.03%
Total loans at year-end                                     0.96%          1.02%            1.03%           1.02%           1.02%



The amounts of additional provision to the allowance were based on management's judgment after considering an analysis of larger loans, all loans known to management to have unusual risk characteristics, nonperforming or problem loans, historical patterns of charge-offs and recoveries, and actual net charge-offs. Further consideration was given to current economic and employment conditions both nationally and in the corporation's local service area. Loans secured by real estate comprised of 93% of the corporation's total loan portfolio at December 31, 2003. The majority of loans in both the commercial, financial and agricultural category and the consumer category are also secured by personal property, negotiable assets, or business assets. This conservative policy explains the low ratio of losses to loans experienced by the corporation over the last five years. This policy did not change during the year ending 2003. Management anticipates that charge-off amounts will approximate $200,000 to $300,000 in 2004.

  s                                     38

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                          2003             2002              2001             2000             1999
                                     ---------------- ---------------- ----------------- ---------------- ----------------

                                               % OF             % of             % of              % of             % of
                                              GROSS            Gross             Gross            Gross            Gross
                                     AMOUNT   LOANS   Amount   Loans   Amount    Loans   Amount   Loans   Amount   Loans
                                     -------- ------- -------- ------- -------- -------- -------- ------- -------- -------
IN THOUSANDS
Commercial, financial and
agricultural                         $ 2,571   0.62%   $2,582   0.68%   $2,633    0.73%   $2,590   0.72%   $1,042   0.30%
Real estate -
construction                             105   0.03%       65   0.02%      122    0.03%      205   0.05%      246   0.07%
Real estate - mortgage                   579   0.14%      402   0.11%      533    0.15%      495   0.13%    1,474   0.43%
Consumer                                 504   0.12%      375   0.10%      360    0.10%      132   0.04%      251   0.07%

Unallocated                              219   0.05%      413   0.11%       75    0.02%      273   0.08%      530   0.15%
                                         ---   -----     ----   -----       --    -----      ---   -----     ---    -----
Total                                 $3,978   0.96%   $3,837   1.02%   $3,723    1.03%   $3,695   1.02%   $3,543   1.02%
                                      ======  ======   ======   =====   ======    =====   ======   =====   ======   =====


NOTE E

PREMISES AND EQUIPMENT

The composition of corporation premises and equipment at December 31 was as follows:


                                                   2003               2002
                                                   ----               ----
IN THOUSANDS
Land                                              $ 1,343            $ 1,378
Bank premises                                       7,607              7,422
Furniture and equipment                             6,427              7,112
Less: Accumulated depreciation and
amortization                                        8,324              8,730
                                                 ---------          --------
Total                                             $ 7,053            $ 7,182
                                                  ========           =======

A summary of depreciation and amortization expenses is as follows:


                                      2003            2002          2001
                                      ----            ----          ----
IN THOUSANDS
Bank premises                         $ 211          $ 203          $ 172
Furniture and equipment                 592            428            282
                                     -------        -------        ------
Total                                 $ 803          $ 631          $ 454
                                     ======         ======         =====


NOTE F

INVESTMENT IN REAL ESTATE PARTNERSHIPS

ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate Residential low-income properties. These investments are accounted for under the equity method of accounting. At December 31, 2003 and 2002, the carrying value of these investments was approximately $3,371,000 and $2,558,000, respectively.


NOTE G

NONPERFORMING ASSETS

The following table presents information concerning the aggregate amount of nonperforming assets of December 31:


                                                    2003              2002             2001              2000             1999
                                                    ----              ----             ----              ----             ----
IN THOUSANDS
Nonaccrual loans                                   $ 4,413           $ 1,037          $    837          $ 1,318           $ 1,615
90 days past due still accruing                        606             1,379             1,003            1,528             1,920
Restructured loans                                      --                --                --               --                --
Other real estate owned                                561               559             1,646              981               171
                                                 ---------         ---------          --------        ---------         ---------
Total Nonperforming Assets                         $ 5,580           $ 2,975           $ 3,486          $ 3,827           $ 3,706
                                                   =======           =======           =======          =======           =======

If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before taxes would have been greater than$82,000 in 2003, $55,000 in 2002, and $99,000 in 2001.

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


NOTE H

TIME DEPOSITS

Time deposits in denominations of $100,000 or more at December 31, 2003 and 2002, are summarized in the following table.

The interest expense related to time certificates of deposit in denominations of $100,000 or more totaled $,1,153,000 in 2003, $1,275,000 in 2002, and $1,583,000
in 2001.

                                                     2003              2002
                                                     ----              ----
IN THOUSANDS
Time certificates of deposit                       $ 35,003          $ 33,657
Other time deposits                                   1,000             1,000

Maturities of time deposits of $100,000 or more outstanding at December 31, 2003 and 2002, are summarized as follows:


                                                      2003              2002
                                                      ----              ----
IN THOUSANDS
Three months or less                              $   7,420         $   7,432
Over three through six months                         3,245             6,560
Over six through twelve months                        4,928             5,007
Over twelve months                                   20,410            15,658
                                                  ---------         ---------
Total                                                36,003          $ 34,657
                                                   ========          ========



NOTE I

LEASE COMMITMENTS

Certain branch offices and equipment are leased under agreements which expire at varying dates through 2011. Most leases contain renewal provisions at the corporation's option. The total rental expense for all operating leases was $200,000, $192,000, and $151,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:


IN THOUSANDS
2004.............................................................. $   437
2005..............................................................     416
2006..............................................................     293
2007..............................................................     170
2008..............................................................     106
Later years.......................................................     178
                                                                  --------
Total Minimum Payments............................................  $1,600
                                                                    ======

NOTE J

BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings generally mature within one to 90 days from the date originated. The following is a summary of aggregate short-term borrowings for the years December 31, 2003, 2002 and 2001, respectively.


                                       2003      2002       2001
                                       ----      ----       ----
IN THOUSANDS
Amount outstanding at year-end       $ 69,676  $ 56,445   $ 51,501
Average interest rate at year-end       1.20%     1.84%      2.13%
Maximum amount outstanding at
   any month-end                     $ 75,867  $ 73,064   $ 57,965
Average amount outstanding           $ 47,472  $ 46,295   $ 36,355
Weighted average interest rate          1.64%     2.16%      3.76%

LONG TERM BORROWINGS

                                                            DECEMBER 31
                                                     --------------------------
IN THOUSANDS                                            2003          2002
                                                        ----          ----
FHLB nonredeemable advance, 4.27% due 2012            $ 10,000      $ 10,000
FHLB nonredeemable advance, 4.41% due 2012            $ 10,000      $ 10,000
FHLB nonredeemable advance, 1.95% due 2005            $ 25,000      $     --
FHLB nonredeemable advance, 1.82% due 2005            $ 20,000      $     --
FHLB nonredeemable advance, 1.62% due 2005            $ 12,000      $     --
FHLB nonredeemable advance, 2.32% due 2006            $ 10,000      $     --
                                                      --------      ---------
Total                                                 $ 87,000      $ 20,000
                                                      ========      =========

At December 31, 2003, the bank had an overnight advance from the Federal Home Loan Bank of Pittsburgh of $29,320,000 at an interest rate of 1.03% and a similar borrowing of $20,050,000 at December 31, 2002.

The Corporation's capacity to borrow from FHLB totaled approximately $365,000,000 at December 31, 2003, with $116,320,000 outstanding as of that date.


NOTE K

RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

Certain restrictions exist regarding the ability of the bank to transfer funds to the corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2003, $8,568,000 of undistributed earnings of the bank, included in consolidated retained earnings, was available for distribution to the corporation as dividends without prior regulatory approval.

Under national banking laws, the bank is also limited as to the amount it may loan to its affiliates, including the corporation, unless such loans are collateralized by specific obligations. At December 31, 2003, the maximum amount available for transfer from the bank to the corporation in the form of loans was approximately $7,054,000.


NOTE L

INCOME TAXES

The composition of applicable income taxes (benefits) for the years ended December 31 was allocated as follows:


                                                       2003       2002      2001
                                                       ----       ----      ----
IN THOUSANDS
Income from continuing operations                    $   3,142 $   3,107  $   3,734

Stockholders' equity for other comprehensive income     (1,959)    1,789        (90)
                                                        ------ ----------      ---
Total                                                $   1,183 $   4,896  $   3,644
                                                     ========= =========  =========

Income tax expense attributable to other comprehensive income consists of the following at December 31:

                                                     2003      2002      2001
                                                     ----      ----      ----
IN THOUSANDS
Unrealized gains (losses) on securities arising
 during the period                                $  (1,963)  $ 1,803   $    89
Unfunded pension liability                                4       (14)     (179)
                                                  ---------   -------   -------
Income Tax (Benefit) Expense Related to Other
Comprehensive Income                              $  (1,959)  $ 1,789       (90)
                                                  =========   =======       ===

Income tax expense attributable to income from continuing operations consists of the following at December 31:

                                               2003      2002       2001
                                               ----      ----       ----
IN THOUSANDS
Currently payable                           $   2,996   $ 3,456   $ 4,124

Deferred tax benefit                              146      (349)     (390)
                                            ---------   -------   -------
Applicable Income Tax                       $   3,142   $ 3,107   $ 3,734
                                            =========  ========= =========

For the years ended December 31, the applicable income tax expense attributable to income from continuing operations differs from the tax expense computed by applying the federal statutory rate to pretax earnings. The components of the differences are as follows:

                                                    2003       2002      2001
                                                    ----       ----      ----
IN THOUSANDS
Income taxes at statutory rate                   $   4,869   $ 4,204   $ 4,225
Increase (Decrease) resulting from:
Tax-exempt income                                   (1,320)     (353)     (266)
Rehabilitation and low-income housing credits         (336)     (670)     (186)

Other                                                  (71)      (74)      (39)
                                                 ---------   -------   -------
Applicable Income Taxes                          $   3,142   $ 3,107   $ 3,734
                                                 =========   ========  ========

The significant components of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are as follows:

IN THOUSANDS                                           2003      2002
                                                       ----      ----
Deferred tax assets:
Allowance for loan losses                            $  1,370   $  1,322
Deferred compensation                                     440        450
Unfunded pension liability                                189        193

Other                                                     196        380
                                                    ---------- ---------
Total gross deferred tax assets                         2,195      2,345
                                                    ---------  ---------
Deferred tax liabilities:
Depreciation                                              131        153
Net unrealized gains on available-for-sale
securities                                                 238     2,201
                                                    ---------- ---------
Total gross deferred tax liabilities                       369     2,354
                                                    ---------- ---------

Net Deferred Tax (Liability) Asset                   $  1,826   $     (9)
                                                     ========   ========

Since the corporation has historically had strong earnings, management believes the deferred tax assets are realizable. Income taxes paid during 2003, 2002 and 2001, were $2,856,000, $4,004,000 and $4,090,000, respectively.

NOTE M

RETIREMENT PLANS

The corporation's subsidiary has a non-contributory pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act. The total pension expense for the years ended December 31, 2003, 2002, 2001 was $567,000, $578,000 and $406,000, respectively.

The following tables provide a reconciliation of the changes in the plan benefit obligations and fair value of plan assets for the two plan years ended December 31, 2003 and 2002, and a statement of the funded status as of December 31, 2003 and 2002.

                                                          2003        2002
IN THOUSANDS
RECONCILIATION OF BENEFIT OBLIGATIONS:
Benefit obligations - beginning of year                 $ 11,550   $ 11,426
Service costs                                                358        424
Interest costs                                               735        702
Actuarial (gains) losses                                   1,150       (849)
Benefit payments                                            (483)      (295)
Plan changes                                                  --        142
                                                         -------   --------
Benefit Obligations - End of Year                         13,308     11,550
                                                         -------   --------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets - beginning of year              8,679      8,680
Actual return on plan assets                               1,299          6
Employer contributions                                     1,154        288
Benefits paid                                               (483)      (295)
                                                         -------   --------
Fair Value of Plan Assets - End of Year                    8,679     10,649
                                                         -------   --------
RECONCILIATION OF FUNDED ASSETS:
Funded status at December 31 (under funded) over          (2,659)    (2,871)
funded
Unrecognized net actuarial loss                            2,225      1,776
Unrecognized transition asset (obligation)                   107        119
Unrecognized prior service costs                             478        550
                                                         -------   --------
Prepaid (accrued) benefit cost                               151       (426)
Recognition of additional minimum liability                 (540)      (560)
                                                         -------   --------
Net Accrued Pension                                      $  (389)  $   (986)
                                                         -------   --------

The accumulated benefit obligation was $11,038,000 and $9,665,000 at December 31, 2003 and 2002, respectively.

During 2002, the frozen defined benefit plan of the bank acquired in 1999 was merged into the existing plan. The following table provides the components of net periodic benefit costs for the years ending December 31:

                                                    2003       2002       2001
                                                    ----       ----       ----
IN THOUSANDS
COMPONENTS OF NET PERIODIC BENEFIT COSTS:
Service costs                                      $ 344      $ 424      $ 343
Interest costs                                       735        702        665
Expected return on assets                           (644)      (689)      (662)
Recognized net actuarial loss                         47         74         --
Amortization of transition asset                      12         --         (2)
Amortization of prior service costs                   73         67         62
                                                 -------    -------    -------
Net Periodic Benefit Costs                         $ 567      $ 578      $ 406
                                                   =====      =====      =====

The assumptions used in the measurement of the benefit obligations are shown in the following table:

Weighted average assumptions as of December 31:     2003      2002      2001
                                                    ----      ----      ----
Discount rate                                      6.00%      6.50%    6.25%
Expected return on plan assets                     7.25%      7.75%    8.25%
Rate of compensation increase                      4.66%      4.62%    4.69%


The corporation's pension plan weighted-average assets allocation at December 31, 2003 and 2002, by asset category are as follows:

                                  Plan Assets
                                 at December 31
                          ---------------------------
Asset Category                 2003           2002
------------------------- ------------   ------------
Equity Securities                 30%            19%
Debt Securities                    7%             5%
Real Estate                       63%            75%
Other                              0%             1%
                          ------------   ------------
                                 100%           100%
                          ============   ============

Equity securities included corporation common stock in amounts of $962,000, 10% of total plan assets and $791,000, 9% of total plan assets at December 31, 2003 and 2002, respectively.

The corporation expects to contribute $1,154,650 to its pension plan in 2004.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years.

          ----------------------------- ----------------------------
                  YEAR BENEFIT                    PAYMENT
          ----------------------------- ----------------------------
                      2004                       $550,000
          ----------------------------- ----------------------------
                      2005                       $590,000
          ----------------------------- ----------------------------
                      2006                       $660,000
          ----------------------------- ----------------------------
                      2007                       $670,000
          ----------------------------- ----------------------------
                      2008                       $690,000
          ----------------------------- ----------------------------
                   2009-2013                   $5,750,000
          ----------------------------- ----------------------------


The corporation's subsidiary has a 401(k) Salary Deferral Plan, which covers all eligible employees. The annual expense included in salaries and benefits amounted to $251,000, $240,000 and $204,000 for 2003, 2002 and 2001,
respectively.

The corporation has non-qualified salary agreements with certain senior management. The future commitments under these arrangements have been funded through corporate-owned variable rate life insurance policies. At December 31, 2003 and 2002, the present value of the future obligations was $943,000 and $913,000, respectively. The insurance policies included in other assets had a total cash value of $3,776,000 and $3,614,000, respectively, at December 31, 2003 and 2002.


NOTE N

COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of condition. The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of significant commitments and contingent liabilities at December 31, 2003 and 2002, is presented below.


                                                2003        2002
                                                ----        ----
IN THOUSANDS
Commitments to extend credit                  $ 68,654    $ 54,495
Standby letters of credit                        5,915       5,775

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


NOTE O

RELATED PARTY TRANSACTIONS

The aggregate balance of loans (in excess of $60,000) made to directors and executive officers in the normal course of business as of December 31, 2003 and 2002, was $1,377,000 and $1,568,000, respectively. The terms of these loans were substantially the same as those for unrelated parties.


    Balance at                                           Balance at          Number
    January 1,                            Amounts       December 31,           of
       2003            Additions         Collected          2003            Debtors
-----------------------------------------------------------------------------------------
    $1,568,000         $694,000          $885,000        $1,377,000            9


NOTE P

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For 2003 and 2002, approximately 96% of the corporation's assets and 90% of its liabilities are considered financial instruments as defined in Statement of Financial Accounting Standards No. 107. Many of the corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the corporation for the purposes of this disclosure.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                         DECEMBER 31, 2003               December 31, 2002
                                                     --------------------------      --------------------------
                                                        ESTIMATED   CARRYING            Estimated      Carrying
                                                       FAIR VALUE    AMOUNT             Fair Value      Amount
                                                       ----------   --------            ----------     --------
IN THOUSANDS
Cash and due from banks                                $ 32,381     $  32,381          $  18,089      $  18,089
Interest bearing deposits with banks                      1,033         1,033              1,009          1,009
Investment securities                                   396,192       395,299            316,874        314,047
Interest receivable                                       2,470         2,470              4,300          4,300

Fair values for net loans are estimated for portfolios with similar financial characteristics. Loans are segregated into commercial, residential real estate, and consumer. The loan categories are further segmented into fixed and adjustable types. Fair value for adjustable-rate commercial loans is considered to be the same as the carrying value because these loans were made based on the corporation's prime lending rate, which is the same rate these loans would be written as of the date of this financial statement. Fixed-rate commercial loans have been revalued at a rate the corporation would use if the loans were written as of December 31, 2003 and 2002. Mortgages and consumer loans have been revalued using discounted cash flows. The mortgages were estimated using market rates at December 31, 2003 and 2002, and consumer loans were revalued using rates being charged by the corporation at year-end 2003 and 2002. Fair value for nonperforming loans is based on current valuations of underlying collateral.


                                                         DECEMBER 31, 2003                 December 31, 2002
                                                     --------------------------      ------------------------------
                                                        ESTIMATED   CARRYING            Estimated      Carrying
                                                       FAIR VALUE    AMOUNT             Fair Value      Amount
                                                       ----------   --------            ----------     --------
IN THOUSANDS
Net loans                                             $ 415,195      $ 411,051         $ 370,973       $ 368,469
Mortgage loans held for sale                                 86             86             2,544           2,544

Under Statement of Financial Accounting Standards No. 107, for December 31, 2003 and 2002, the asset and liability price tables published by the Office of Thrift Supervisor were used to value deposits with no stated maturities. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding providing by the deposit liabilities, compared to the cost of borrowing funds in the market.

                                                         DECEMBER 31, 2003               December 31, 2002
                                                     --------------------------      --------------------------
                                                        ESTIMATED   CARRYING            Estimated      Carrying
                                                       FAIR VALUE    AMOUNT             Fair Value      Amount
                                                       ----------   --------            ----------     --------
IN THOUSANDS
Deposits with no stated maturities                    $ 392,163    $ 417,259           $ 330,498    $ 353,253
Deposits with stated maturities                         223,459      222,129             232,920      229,362
Repurchase agreements                                    37,975       39,906              34,101       35,945
Federal funds purchased and demand notes                    450          450                 450          450
Federal Home Loan Bank borrowings                       119,968      116,320              40,792       40,050
Interest payable                                          2,158        2,158               2,451        2,451

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

                                                         DECEMBER 31, 2003               December 31, 2002
                                                     --------------------------      --------------------------
                                                        ESTIMATED   CARRYING            Estimated      Carrying
                                                       FAIR VALUE    AMOUNT             Fair Value      Amount
                                                       ----------   --------            ----------     --------
IN THOUSANDS
Commitments to extend credit                           $ 68,654    $  68,654            $ 54,495     $ 54,495
Standby letters of credit                                 5,915        5,915               5,775        5,775

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


NOTE Q

ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION


STATEMENTS OF CONDITION


                                                                       DECEMBER 31
                                                             --------------------------------
IN THOUSANDS                                                         2003           2002
                                                                     ----           ----
ASSETS
 Cash                                                        $   1,523          $     103
 Securities and other assets                                     4,498              3,199
 Investment in common stock of subsidiary                       66,424             62,164
 Receivable from subsidiary                                        185              1,219
                                                             ---------          ---------
TOTAL ASSETS                                                 $  72,630          $  66,685
                                                             =========          =========
LIABILITIES
 Accrued expenses                                            $     408          $     392
                                                             ---------          ---------
STOCKHOLDERS' EQUITY
 Common stock (par value $2.50; 20,000,000 shares
  authorized; 5,436,101 and 5,436,101 issued and
       outstanding shares on 12/31/03 and 12/31/02,
respectively)                                                   13,590             13,590
 Retained earnings                                              68.632             52,703
                                                              --------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 72,630          $  66,685
                                                              ========          =========

STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                             ------------------------------------
IN THOUSANDS                                                     2003       2002        2001
                                                                 ----       ----        ----
INCOME
 Dividend from subsidiary                                    $   6,338   $   6,871   $   5,284
 Interest income                                                     5          --           3

EXPENSE                                                            213         112         132
                                                             ----------        ---   -----------
INCOME BEFORE TAXES AND EQUITY IN
 UNDISTRIBUTED NET INCOME OF SUBSIDIARY                          6,130       6,759       5,155

 Applicable tax benefit                                           (422)       (730)       (231)
                                                                              ----
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
 INCOME OF SUBSIDIARY                                            6,552       7,489       5,386
 Equity in undistributed net income of subsidiary                4,216       1,415       2,951
                                                             ----------  ----------  ----------
NET INCOME                                                    $ 10,768   $   8,904   $   8,337
                                                              ========   =========   =========

STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                             ---------------------------------
IN THOUSANDS                                                   2003        2002       2001
                                                               ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Dividends and interest received                             $  6,343  $   6,871   $   5,287
                                                             ---------  ---------   ---------
 Net Cash Provided by Operating Activities                                 6,871
                                                                6,343                  5,287
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in equity investments                                 (77)      (950)       (714)
 Investments in other assets
                                                                   (8)        --         (52)
                                                             ---------  ---------   ---------
Net Cash Used in Investing Activities
                                                                  (85)      (950)       (766)
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid                                                (4,838)    (5,871)     (4,783)
 Retirement of common stock
                                                                   --         --         (76)
                                                             ---------  ---------   ---------
Net Cash Used in Financing Activities
                                                               (4,838)    (5,871)     (4,859)
                                                             ---------  ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   1,420         50        (338)
                                                             ---------  ---------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                             103         53         391
                                                             ---------  ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  1,523   $    103   $      53
                                                             =========  ==========  =========
RECONCILIATION OF NET INCOME OF NET CASH
 PROVIDED BY OPERATING ACTIVITIES
 Net income                                                  $ 10,768   $  8,904   $   8,337
 Increase in investment in common stock
  of subsidiary                                                (4,216)    (1,415)     (2,951)
 Decrease (Increase) in receivable from subsidiary              1,034       (730)       (231)

 Loss (Gain) on equity investment                              (1,243)       112         132
                                                             ---------  ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  6,343  $   6,871   $   5,287
                                                             =========  =========   =========

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

The following tables are for the years ending December 31, 2003 and 2002, by the four operating segments:

                                        Commercial         Consumer      Mortgage       Investment
2003 IN THOUSANDS                          Lending         Lending        Lending        Securities           Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                   $   10,075      $    5,385     $     8,211     $    13,018       $       --      $   36,689
Charge for funds used                       (6,173)         (2,763)         (4,514)        (11,969)          11,474         (13,945)
                                      ------------     -----------    ------------     -----------      -----------     -----------
Net Interest Income                          3,902           2,622           3,697           1,049           11,474          22,744
Provision for possible loan losses             103              90              72              --              --             265
                                     -------------   -------------   --------------  --------------   -------------   -------------
Net Interest Income After Provision
_for Possible Loan Losses                    3,799           2,532           3,625           1,049           11,474          22,479
Non-interest income                             47              13             147           1,992            7,230           9,429
Non-interest expense                        (1,515)           (946)         (1,574)            (53)        (13,910)        (17,998)
                                      ------------    ------------    ------------   --------------      ----------     -----------
Income Before Income Taxes             $     2,331      $    1,599     $     2,198     $     2,988       $    4,794      $   13,910
                                       ===========      ==========     ===========     ===========       ==========      ==========
Average Funds Used                       $ 178,471      $   79,882       $ 130,509     $   346,079       $   77,387      $  812,328
                                         =========       =========       =========       =========        =========       =========


                                        Commercial         Consumer      Mortgage       Investment
2002 IN THOUSANDS                          Lending         Lending        Lending        Securities           Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                  $     9,707     $     5,390     $     9,656     $    13,041       $      --       $   37,794

Charge for funds used                       (6,526)         (2,894)         (5,658)         (9,175)         10,800          (13,453)
                                      ------------    ------------     ------------    -------------    ------------      ----------

Net Interest Income                          3,181           2,496           3,998           3,866          10,800           24,341
Provision for

    possible loan losses                      (144)           (126)           (100)             --               --             370
                                      -------------   -------------     -------------  --------------   --------------   -----------
Net Interest Income After
Provision
    for Possible Loan Losses                 3,037           2,370           3,898           3,866          10,800          23,971
Non-interest income                             10              59             118              --           4,841           5,028
Non-interest expense                        (1,333)           (850)         (1,293)           (104)        (13,408)        (16,988)
                                      ------------   -------------    ------------      ----------        -----------     ----------

Income Before Income Taxes               $   1,714      $   1,579      $     2,723     $     3,762       $   2,233       $   12,011
                                       ===========     ===========     ===========     ============     ===========     ===========
Average Funds Used                       $ 159,088      $   70,535     $   137,929     $   223,644       $  68,143       $  659,339
                                         =========      ==========       =========       ==========      ==========      ==========


                                        Commercial         Consumer      Mortgage       Investment
2001 IN THOUSANDS                          Lending         Lending        Lending        Securities           Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                  $   11,500       $    4,123     $  12,268       $   11,270        $     --       $  39,161
Charge for funds used                      (7,861)          (2,369)       (7,806)          (6,858)          8,838        (16,056)
                                      -----------      -----------   ------------     ------------     -----------    -----------
Net Interest Income                         3,639            1,754         4,462            4,412           8,838         23,105
                                      -----------      -----------   ------------     ------------     -----------    -----------
Provision for

    possible loan losses                      (94)             (82)          (64)             --               --            240
                                    -------------    -------------  --------------    ------------     ------------  -------------
Net Interest Income After
Provision
    for Possible Loan Losses                3,545            1,672         4,398            4,412           8,838         22,865
Non-interest income                            39               70            91               --           3,333          3,533
Non-interest expense                       (1,279)            (532)       (1,141)                         (11,335)       (14,327)
                                      -----------     ------------   ------------    -----------        ----------    -----------
                                                                                               (40)
Income Before Income Taxes             $    2,305       $    1,210     $   3,348       $    4,372        $    836       $ 12,071
                                      ===========       ==========   ===========      ===========     ===========     ==========
Average Funds Used                     $  153,221        $  46,180     $ 152,142       $  162,021        $ 60,443       $574,007
                                        =========        =========     =========        =========       =========      =========


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

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" issued April 2003, improved the reporting in Statement 133 by requiring that contracts with comparable characteristics be accounted for similarly as either derivatives or hybrid instruments. This Statement is generally effective for contracts entered into or modified after June 30, 2003 with a few exceptions. This statement requires loan commitments that relate to the origination of mortgage loans that will be held for sale to be accounted for as derivative instruments by the issuer of the loan commitment. Under this statement loan origination fees need to be adjusted to fair value at the balance sheet date. This authoritative guidance had no effect on the corporation's financial condition or results of operations as the loan origination fees on mortgage loans held for sale by the corporation approximates fair value.

                         QUARTERLY RESULTS OF OPERATIONS

Selected quarterly information for the years ended December 31, 2003 and 2002, is as follows:

                                                   First             Second           Third       Fourth
                                                  Quarter           Quarter          Quarter     Quarter
                                                 ----------- ---------------- --------------- ---------------
2003 IN THOUSANDS, EXCEPT PER SHARE DATA
Interest income                                  $   9,565       $   9,012        $   8,982       $   9,130
Interest expense                                     3,696           3,728            3,292           3,229
                                                 ----------     ----------       ----------      ----------
Net interest income                                  5,869           5,284            5,690           5,901
                                                 ----------     ----------       ----------      ----------

Provision for possible loan losses                      60              60               60              85
                                                 ----------     ----------       ----------      ----------
Net income                                       $   2,467       $   1,885        $   3,151       $   3,265
                                                 =========       =========        =========       =========

Basic earnings per share                              0.45            0.35             0.58           0.60

Return on average assets                              1.30%           0.93%            1.51%           1.52%
2002
Interest income                                  $   9,409       $   9,350        $   9,491       $   9,544
Interest expense                                     3,313           3,207            3,324           3,609
                                                 ----------     ----------       ----------      ----------
Net interest income                                  6,096           6,143            6,167           5,935
                                                 ----------     ----------       ----------      ----------

Provision for possible loan losses                      60              60               60             190
                                                 ----------     ----------       ----------      ----------
Net income                                       $   2,274       $   2,220        $   2,294       $   2,116
                                                 =========       =========        =========       =========

Basic earnings per share                              0.42            0.41             0.42            0.39

Return on average assets                              1.47%           1.41%            1.37%           1.28%


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT


On October 8, 2003, Stambaugh Ness, PC, the Registrant's principal accountants, notified the Registrant that it will decline to stand for appointment after completion of the current audit for calendar year 2003. Services to be provided by Stambaugh Ness, PC, through the end of the calendar year 2003 included the interim review for the third quarter ended September 30, 2003. Stambaugh Ness, PC, has chosen not to continue to provide independent auditing services to companies who report to the Securities and Exchange Commission. Stambaugh Ness, PC, will provide a letter of final resignation in 2004.

On December 11, 2003, the Audit Committee of the Registrant's Board of Directors voted to engage Beard Miller Company, LLP, as principal accountants to replace Stambaugh Ness, PC. The change will become effective for the 2004 year end audit including interim reviews commencing with the first quarter ending March 31, 2004.

In connection with audits of the two fiscal years ended December 31, 2002, and subsequent interim periods through October 8, 2003, there were no disagreements with Stambaugh Ness, PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Stambaugh Ness' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

The audit reports of Stambaugh Ness, PC, on the financial statements of ACNB Corporation as of and for the years ended December 31, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. We have provided Stambaugh Ness, PC, with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Stambaugh Ness' letter dated December 18, 2003, stating that it has found no basis for disagreement with such statements.

During the years ended December 31, 2002 and 2001 and the subsequent interim periods through the date of this Form 8-K, neither the registrant nor anyone on its behalf consulted Beard Miller Company LLP on any matters or reportable events listed in Item 304 (a)(2)(i) and (ii).

ACNB did not consult with Beard Miller Company LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the financial statements of ACNB or any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.


ITEM 9A - CONTROLS AND PROCECURES

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-K annual report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2003, and has concluded that there was no change during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Principal Beneficial Owners of the Corporation's Stock", "Information as to Nominees, Directors and Executive Officers" and "Principal Officers of the Corporation" of the Registrant's definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 2003, through December 31, 2003, its officers and directors were in compliance with all filing requirements applicable to them; except, however, that Lynda L. Glass inadvertently filed one report, reporting one transaction, late.


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference is the information under the headings "Executive Compensation" and "ACNB Corporation" in the 2004 Annual Meeting Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information appearing under the headings "Share Ownership" in the 2004 Annual Meeting Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" in the 2004 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note O - Related Party Transactions" located elsewhere in this Form 10-K.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required hereunder is incorporated by reference from the corporation's 2004 Annual Meeting Proxy Statement under the section "Report of the Audit Committee."

                                     PART IV


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)1.    FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

o   Consolidated Statements of Condition

o   Consolidated Statements of Income

o   Consolidated Statements of Changes in Shareholders' Equity

o   Consolidated Statements of Cash Flows

o   Notes to Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

     (B).  EXHIBITS

3(i) - Articles of Incorporation of ACNB Corporation, as amended (incorporated by reference to registrant's annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 20, 2002).

3(ii) - Bylaws of Registrant; a copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 19, 2003.

10.1 - Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).

11 - Statement Regarding the Computation of Earnings Per Share

12 - Statements re: Computation of Ratios (Included herein on pages 11 and 25)

14 - Code of Ethics

21 - Subsidiaries of the Registrant

23 - Consents of Stambaugh Ness, P.C.

31.1 - Chief Executive Officer certification of annual report on Form 10-K

31.2 - Chief Financial Officer certification of annual report on Form 10-K

32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

(C). REPORTS ON FORM 8-K

Form 8-K filed October 10, 2003 - Changes in Registrant's Certifying Accountant

Form 8-K/A filed October 17, 2003 - Changes in Registrant's Certifying
Accountant

Form 8-K filed October 24, 2003 - Press Release announcing Registrant's Third Quarter Earnings

Form 8-K filed December 18, 2003 - Changes in Registrant's Certifying Accountant

Form 8-K filed December 19, 2003 - Bylaws of the Registrant

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)             MARCH 16, 2004
                                          --------------
                                               DATE


      By:          /S/ THOMAS A. RITTER                      By:             /S/ JOHN W. KRICHTEN
          --------------------------------------------           -------------------------------------------------

                  Thomas A. Ritter                                          John W. Krichten
                  President & CEO                                           Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2004, by the following persons in the capacities indicated.


                    /S/  PHILIP P. ASPER                                 /S/  WAYNE E. LAU
         ---------------------------------------------        ----------------------------------------------------

           Philip P. Asper                                      Wayne E. Lau
           Director                                             Director




                  /S/  GUY F. DONALDSON                                /S/  THOMAS A. RITTER
         ---------------------------------------------        ----------------------------------------------------

           Guy F. Donaldson                                     Thomas A. Ritter
           Director                                             Director, President & CEO




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

           D. Richard Guise                                      Jennifer L. Weaver
           Director & Vice Chairman of the                       Director
           Board




                  /S/  RONALD L. HANKEY                                /S/  HARRY L. WHEELER
         ---------------------------------------------        ----------------------------------------------------

           Ronald L. Hankey                                     Harry L. Wheeler
           Director and Chairman                                Director




                  /S/  EDGAR S. HEBERLIG
         ---------------------------------------------
           Edgar S. Heberlig
           Director

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

EXHIBIT 3(ii)    Bylaws of Registrant

                 A copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 3(ii) of the Registrant's
                 Current Report on Form 8-K, filed with the Commission on December 19, 2003.

EXHIBIT 10.1     Executive  Employment  Agreement  Dated as of January  1, 2000  between
                 Adams County National Bank, ACNB Corporation and Thomas A. Ritter.

                 (Incorporated by reference to Exhibit 99 of the Registrant's
                 Current Report on Form 8-K, filed with the Commission on March
                 26, 2001).

EXHIBIT 11       Statement Regarding the Computation of Earnings Per Share................................................55

EXHIBIT 12       Statements re: Computation of Ratios (Included herein on pages 11 and 25)

EXHIBIT 14       Code of Ethics............................................................................................56

EXHIBIT 21       Subsidiaries of the Registrant............................................................................60

EXHIBIT 23       Consent of Stambaugh Ness, P.C............................................................................61

EXHIBIT 31.1     Chief Executive Officer certification of annual report on Form 10-K.......................................62

EXHIBIT 31.2     Chief Financial Officer certification of annual report on Form 10-K.......................................63

EXHIBIT 32.1     Chief Executive  Officer  certification  pursuant to 18 U.S.C.  Section
                 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002 ...........................................64

EXHIBIT 32.2     Chief Financial Officer certification pursuant to 18 U.S.C. Section
                 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002 ...........................................65