Form 10-Q
period 2004-03-31
ACNB CORP
filed 2004-05-04
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004

Commission file number     0-11783

                                ACNB CORPORATION
                                ----------------
             (Exact name of corporation as specified in its charter)

         PENNSYLVANIA                                            23-2233457
         ------------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   16 LINCOLN SQUARE, GETTYSBURG, PA                                  17325
   ---------------------------------                                  -----
(Address of principal executive offices)                            (Zip Code)

                                 (717) 334-3161
                                 --------------
              (corporation's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X} No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at March 31, 2004 - 5,436,101

PART I
                          ITEM I FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                  Unaudited
                                                   March 31             December 31
                                           ------------------------     -----------
                                             2004            2003           2003
                                           ---------      ---------      ---------
ASSETS
Dollars In thousands-except per share data

  Cash and Due from Banks                  $  19,362      $  21,565      $  32,381
  Interest bearing deposits with banks         1,047          6,033          1,033
  Investment Securities
     Securities Held to Maturity              47,729         32,941         49,730
     Securities Available for Sale           349,018        323,037        345,569
                                           ---------      ---------      ---------
  Total Investment Securities                396,747        355,978        395,299

     (Fair value $397,916, $358,807
       and $396,192 respectively)

  Mortgage loans held for sale                   286             --             86
  Loans                                      418,744        380,728        415,029
    Less: Allowance for Loan Losses           (4,043)        (3,849)        (3,978)
                                           ---------      ---------      ---------
  Net Loans                                  414,701        376,879        411,051

  Premises and Equipment                       6,901          7,357          7,053
  Other Real Estate                              561            515            561
  Other Assets                                25,988         23,665         25,267
                                           ---------      ---------      ---------
TOTAL ASSETS                               $ 865,593      $ 791,992      $ 872,731
                                           =========      =========      =========
LIABILITIES
  Deposits
    Noninterest Bearing                    $  73,137      $  75,266      $  75,819
    Interest Bearing                         579,586        529,527        563,569
                                           ---------      ---------      ---------
  Total Deposits                             652,723        604,793        639,388

  Securities Sold Under
       Agreement To Repurchase                28,744         33,089         39,906
  Borrowings Federal Home Loan Bank          104,961         75,000        116,320
  Demand Notes U.S. Treasury                     450            469            450
  Other Liabilities                            5,547          7,034          4,276
                                           ---------      ---------      ---------
TOTAL LIABILITIES                            792,425        720,385        800,242

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized:
  5,436,101 shares issued and
  outstanding                                 13,590         13,590         13,590
  Retained Earnings                           59,667         54,054         58,711
 Accumulated Other Comprehensive
 Income (Loss)                                   (89)         3,963             90
                                           ---------      ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                    73,168         71,607         72,489
                                           ---------      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 865,593      $ 791,992      $ 872,731
                                           =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended March 31
                                           ---------------------------
                                                 2004       2003
                                                ------     ------
INTEREST INCOME,
Dollars In thousands, except per share data
  Loan Interest and Fees                        $5,887     $6,053
  Time deposits with banks                          59         15
  Taxable securities                             2,762      3,325
  Non-taxable securities                           230        172
                                                ------     ------

TOTAL INTEREST INCOME                            8,938      9,565


INTEREST EXPENSE
  Interest bearing deposits                      2,386      3,109
  Other borrowed funds                             683        587
                                                ------     ------
TOTAL INTEREST EXPENSE                           3,069      3,696
                                                ------     ------
NET INTEREST INCOME                              5,869      5,869
  Provision for Loan Losses                         75         60
                                                ------     ------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                  5,794      5,809

NON-INTEREST INCOME
  Trust Income                                     169        162
  Service Charges on Deposit Accounts              435        417
  Other Operating Income                           436        561
  Gain (Loss) on Other Real Estate                  --        222
  Bank Owned Life Insurance                         99        127
  Securities Gains                                 817        450
                                                ------     ------
TOTAL NON-INTEREST INCOME                        1,956      1,939

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                 2,627      2,452
  Net occupancy expense                            270        247
  Equipment expense                                527        400
  Other taxes                                      319        243
  Professional services                            124         67
  Other expense                                    969        893
                                                ------     ------
TOTAL NON-INTEREST EXPENSE                       4,836      4,302

INCOME BEFORE INCOME TAXES                       2,914      3,446
  Applicable Income Taxes                          793        979
                                                ------     ------
NET INCOME                                      $2,121     $2,467
                                                ======     ======
PER COMMON SHARE DATA
Basic earnings                                  $ 0.39     $ 0.45
Cash dividends paid                             $ 0.21     $ 0.21

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                     2004          2003
                                                                  ---------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  In thousands
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and Dividends Received                                   $  10,970      $ 10,821
Fees and Commissions Received                                         2,111         2,109
Interest Paid                                                        (2,972)       (3,593)
Cash Paid to Suppliers and Employees                                 (5,085)       (5,043)
Income Taxes Paid                                                    (1,237)            0
Loans  Originated for Sale                                           (1,587)       (4,476)
Proceeds of Mortgage Loans Sold                                       1,387         5,214
                                                                  ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             3,587         5,032

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities
  Held-to-Maturity                                                    2,675           404
Proceeds from Sales and Maturities of
  Investment Securities Available - for Sale                        121,868        58,960
Purchase of Investment Securities Held - to - Maturity                 (674)       (1,687)
Purchase of Investment Securities Available - for - Sale           (126,358)      (98,757)
Net Decrease (Increase)  in Loans                                    (3,714)       (5,879)
Capital Expenditures                                                    (61)         (359)
Proceeds From Sale of Other Real Estate Owned                             0           494
                                                                  ---------      --------
NET CASH USED IN INVESTING ACTIVITIES                                (6,264)      (46,824)

CASH FLOW FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits, NOW Accounts, and
Net Increase (Decrease) in Savings Accounts                           2,972        19,388
Net Increase (Decrease) in Certificates of Deposit                   10,363           (67)
Net Decrease in Securities Sold Under Agreement to Repurchase       (11,162)       (2,856)
Dividends Paid                                                       (1,142)       (1,142)
Net Increase (Decrease) in Borrowings                               (11,359)       34,969
                                                                  ---------      --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (10,328)       50,292
                                                                  ---------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           (13,005)        8,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     33,414        19,098
                                                                  ---------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  20,409      $ 27,598
                                                                  =========      ========




RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
-----------------------------------------------------------------------------------------
Net Income                                                        $   2,121      $  2,467

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                           213           184
Provision for Loan Losses                                                75            60
Benefit for Deferred Taxes                                              146          (404)
Amortization (Accretion) of Investment Securities
  Premiums (Discounts)                                                  827           656
Increase (Decrease) in Taxes Payable                                   (590)        1,383
(Increase) Decrease in Interest Receivable                              138           257
Increase (Decrease) in Interest Payable                                  97           103
Increase (Decrease) in Accrued Expenses                                 495           251
Decrease (Increase) in Mortgage Loans Held for Sale                    (200)          738
(Increase) Decrease in Other Assets                                    (957)       (1,176)
Increase (Decrease) in Other Liabilities                              1,222           513
                                                                  ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $   3,587      $  5,032
                                                                  =========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     ITEM 1
                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 2004 and 2003 and December 31, 2003 and the results of its operations for the three months ended March 31, 2004 and 2003 and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the Corporation are set forth in Note A to the corporation's financial statements in the 2003 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 12, 2004. The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. The book and approximate fair value of securities owned at March 31, 2004 and December 31, 2003 were as follows:

                                                       3/31/04                  12/31/03
                                               ---------------------     ---------------------
                                               Amortized      Fair      Amortized       Fair
                                                 Cost        Value         Cost         Value
                                               --------     --------     --------     --------
                                                                 (000 omitted)

         U.S. Treasury and U.S. Government
           Agencies  (held to maturity)        $ 15,534     $ 16,877     $ 15,535     $ 16,800
         State and Municipal (held to
                  maturity)                         354          354          447          447
         State and Municipal
                  (available for sale)           22,921       23,116       22,922       23,271
         U.S. Government Agencies
                  (available for sale)           70,000       69,571       40,000       39,836
         Mortgage Backed Securities
                  (available for sale)          152,337      152,771      176,467      176,061
         Mortgage Backed Securites
                  (held to maturity)             23,621       23,447       26,201       25,829
         Corporate (available for sale)         103,356      103,560      105,500      106,401
         Restricted Equity Securities             8,220        8,220        7,547        7,547
                                               --------     --------     --------     --------
         TOTAL                                 $396,343     $397,916     $394,619     $396,192
                                               ========     ========     ========     ========

         Income earned on investment securities was as follows:

                                     Three Months Ended March 31
                                     ---------------------------
                                         2004       2003
                                        ------     ------
                                          (000 omitted)
         U.S. Treasury and U.S.
           Government Agencies          $  480     $  545
         Mortgage Backed Securities      1,442      1,945
         State and Municipal               230        172
         Other Investments                 840        835
                                        ------     ------
                                        $2,992     $3,497
                                        ======     ======

3. Gross loans are summarized as follows:

                                       March 31    December 31
                                       --------    -----------
                                           (000 omitted)
                                         2004         2003
                                       --------     --------
         Real Estate                   $368,490     $363,515
         Real Estate Construction        20,089       22,298
         Commercial and Industrial       18,967       18,080
         Consumer                        11,484       11,222
                                       --------     --------
         Total Loans                   $419,030     $415,115
                                       ========     ========

4. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2004 and 2003 were 5,436,101 and 5,436,101, respectively. The Corporation does not have dilutive securities outstanding.

5. Dividends paid per share were $.21 and $.21 for the three month periods ended March 31, 2004 and 2003, respectively. This represented a 54% payout of net income in 2004 and a 47% payout in 2003.

6.       Components of Net Periodic Benefit Cost

         The components of net periodic benefit costs for the three months ended March 31 was as follows:

                                                   (in thousands)
                                                   2004       2003
                                                  -----      -----
         Service Cost                             $ 109      $  89
         Interest Cost                              196        184
         Expected Return on Plan Assets            (185)      (161)
         Recognized Net Actuarial Loss               19         12
         Amortization of Transition Asset             3          3
         Amortization of Prior Service Cost          12         18
                                                  -----      -----
         Net Periodic Benefit Cost                $ 154      $ 145

         The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,155,000 to its pension plan in 2004. As of March 31, 2004, $1,155,000 of contributions have been made. The Corporation further anticipates to contribute additional funds to its pension plan in the fourth quarter of 2004.

7.       Guarantees

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $5,492,000 in standby letters of credit, as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of March 31, 2004, for guarantees under standby letters of credit issued is not material.

8.       Comprehensive Income

         The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the three month periods ended March 31, 2004 and 2003. The components of total comprehensive income for the three months ended March 31 were as follows:

                                                    (in thousands)
                                                   2004         2003
                                                 -------      -------
         Unrealized holding gains
            on available for sale securities
            arising during the period            $   541      $   810
         Reclassification of gains
            realized in net income                  (817)        (450)
                                                 -------      -------
         Net unrealized gains (losses)              (276)         360
         Tax effect                                   97         (126)
                                                 -------      -------
         Other Comprehensive Income (loss)          (179)         234
         Net Income                                2,121        2,467
                                                 -------      -------
         Total Comprehensive Income              $ 2,033      $ 2,701
                                                 =======      =======

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The Corporation's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Corporation, and its wholly-owned subsidiaries, Adams County National Bank and Pennbanks Insurance Company, follow. The corporation's consolidated statement of financial condition and results of operations consist principally of the bank's financial condition and results of operations. This discussion should be read in conjunction with the Corporation's 2003 Annual Report to Shareholders. Current performance does not guarantee or assure, and is not necessarily indicative of, similar performance in the future.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote A to the December 31, 2003 financial statements). The Corporation believes that of its significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

The allowance for loan losses is established through a charge to the provision for loan losses. In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. The use of different estimates or assumptions could produce different provisions for loan losses. Additional information is provided in the discussion below about the Provision for Loan Losses.

Three months ended March 31, 2004 compared to three months ended March 31, 2003
-------------------------------------------------------------------------------

Net Income for the three month period ending March 31, 2004 was $2,121,000, down $346,000 from the first quarter of 2003. Net interest income was flat, total other income was up and other expense was up. The first quarter decrease is due to salaries, and net occupancy and equipment expense. Net income per share, for the first quarter, was $.39, compared to the $.45 earned in the same period in 2003. For the three month period (annualized) in 2004, the return on average assets and return on average equity were 1.01% and 11.83%, respectively, compared to 1.30% and 14.14%, respectively for 2003.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the first three month period of 2004 was $8,938,000, down $627,000 or 6.6% less than the $9,565,000 earned in the same period of 2003. The $627,000 decrease in interest income was due to lower yield on earning assets during 2004 compared to 2003. The average yield on earning assets declined 72 basis points compared to the same quarter in 2003. In an effort to manage interest rate risk, the corporation continues to lower interest rates on transaction accounts and keep securities maturities short. Income from loans was down approximately $166,000 due to lower interest rates while security income was down approximately $505,000, also due to lower interest rates.

Total interest expense for the first three month period of 2004 was $3,069,000, down $627,000 or 17.0% from the $3,696,000, incurred for the same period in 2003. The $627,000 decrease in interest expense was due to lower overall interest rates, especially for transaction accounts. Because the decrease in interest expense matched the decrease in interest income, net interest income remained at $5,869,000.

Total other income for the first three month period of 2004 at $1,956,000, was $17,000 greater than the same quarter in 2003. Although the increase was only 1% in other income, there were significant changes within the following categories:

         o Gain on sale of other real estate. The former Carroll Valley Office was sold in March of 2003, and a gain of $222,000 was recognized. There was no similar result in 2004.

         o Realized gains on securities of $817,000, up $367,000 or 82% over $450,000 in 2004. Short term securities with terms of approximately 12 to 18 months were sold for gains, and the proceeds reinvested in callable agencies of 36 to 45 months at similar or higher rates.

         o        Bank owned life insurance income declined approximately
                  $28,000.

         o Gains on sales of mortgages (included in other operating income) decreased $110,000 or 87% to $17,000 in 2004. Fewer mortgages are being sold because of a decline in refinancing activity.

Total other expense for the first three month period of 2004 was $4,836,000, up $534,000 from the $4,302,000, incurred for the first quarter of 2003. The following are the primary causes of the 12% increase in other expense:

         o A $175,000 or 7% increase in salaries and benefits primarily caused by year-end merit increases and increase in staffing levels.

         o        A $150,000 or 23% increase in premises and equipment expense.
                  This increase was in the operations area as new processes such as check imaging and a wide area network came on-stream.

         o A $209,000 or 17% increase spread across items such as taxes, professional services, and electronic information delivery services.

The provision for income taxes in the first quarter decreased $186,000 or 19% due to a drop in pre-tax income of $532,000.

OVERVIEW OF THE BALANCE SHEET

The changes in the balance sheet have been driven by strong growth in interest bearing transaction accounts and borrowings. The following are some of the results:

         o Total investment securities were $396,747,000, at March 31, 2004, an increase of $40,769,000 or 11% since March 31, 2003.
                  Securities now make up 46% of total assets. Of these securities, $42,000,000 mature in 2004, with a total of $23,500,000 maturing in 2005. In addition, mortgage backed securities are returning approximately $5,000,000 per month. These funds should be available for reinvestment when interest rates rise.

         o Total deposits have grown from $604,793,000, at March 31, 2003, to $652,723,000, at March 31, 2004, an increase of
                  $47,930,000 or 8%. Approximately $90,434,000 of total deposits are classic money market at March 31,2004. This is a transaction account, which will require a movement of interest rates, similar to general money market rates, when the economy improves. Borrowings have increased from $108,089,000, at March 31, 2003, to $133,705,000, at March 31, 2004. Of these,
                  $87,000,000 are term borrowings ranging from ten months to 8.5 years in maturity.

         o Accumulated other comprehensive income has decreased from $3,963,000, at March 31, 2003, to ($89,000), at March 31,
                  2004. This indicates the after tax effect in the change in fair value of the available for sale securities portfolio. This shift is the result of management's decision to realize these securities gains and changes in interest rates. The resulting cash flow was reinvested in short term (18 to 45 months) corporates and callable agencies. The portfolio has sufficient liquidity to cope with changes in interest rates.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

                                           Three Months Ended
                                           ------------------
                                           3/31/04   3/31/03
                                             Rate      Rate
                                           -------   -------

         Earning Assets                      4.61%     5.33%
         Interest Bearing Liabilities        1.76%     2.39%
         Interest Rate Spread                2.85%     2.94%

         Net Yield on Earning Assets         3.03%     3.28%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the corporation's earning capacity.

The Net Yield on Earning Assets, for the first three months of 2004, was down 25 basis points compared to the same period in 2003. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have remained at record low levels after falling dramatically in 2001 and 2002.

                     PROVISION AND ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                              Three Months Ended
                                            ---------------------
                                            3/31/04       3/31/03
                                            -------       -------

         Balance at Beginning of Period     $ 3,978       $ 3,837
         Provision Charged to Expense            75            60
         Loans Charged Off                      (27)          (60)
         Recoveries                              18            12

         Balance at End of Period           $ 4,043       $ 3,849
                                            -------       -------

         Ratios:
         Net Charge-offs to:
         Net Income                             .42%         1.95%
         Total Loans                            .00%          .01%
         Allowance for Loan Losses              .22%         1.25%

         Allowance for Loan Losses to:
         Total Loans                            .96%         1.01%

The Allowance for Loan Losses at March 31, 2004 was $4,043,000 (.96% of Total Loans), an increase of $194,000 from $3,849,000 (1.01% of Total Loans) at the end of the first quarter of 2003. Loans past due 90 days and still accruing were $852,000 and non-accrual loans were $4,359,000, as of March 31, 2004. The ratio of non-performing assets plus real estate owned to total assets was .67%, at March 31, 2004. All properties are carried at the lower of market or book value and are not considered to represent a significant threat of loss to the bank.

Loans past due 90 days and still accruing were $606,000, at year end 2003, while non-accruals were $4,413,000. The bulk of the corporation's real estate loans are in residential mortgages. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $4,386,000 in non-accrual loans, was approximately $47,000 for the first quarter of 2004.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $73,168,000, at March 31, 2004, compared to $71,607,000, at March 31, 2003, an increase of $1,661,000 or 2.3% over that period. The ratio of Total Shareholders' Equity to Total Assets was 8.31%, at December 31, 2003, 9.04%, at March 31, 2003, and 8.46%, at March 31, 2004. The
total risk-based capital ratio was 14.94%, at March 31, 2004. The leverage ratio was 8.64%, at March 31, 2004, and 8.65%, during the same period in 2003. Capital growth of $1,661,000 was generated internally through retained earnings.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 43% of total assets, at March 31, 2004. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $365,913,000 at the Federal Home Loan Bank of Pittsburgh with $104,961,000 outstanding at March 31, 2004.

As of March 31, 2004, the cumulative asset sensitive gap was -1.8% of total assets at one month, 5.7% at six months, and 13.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Twenty-five percent (25%) of passbook and statement savings, NOW and money market deposit accounts are calculated to reprice overnight. The remaining 75% are carried in the over 5-year category.

Other than the construction of a new operations center, costing approximately $7,000,000 over the next 12 months, and $2,500,000 for low income housing projects, yet to be disbursed, there are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5.  Other Information - Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 (i) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on April 26, 2000).
Exhibit 3(ii) Bylaws of Registrant (Incorporated by Reference to Exhibit 99 in
              Registrant's Report of Form 8-K, filed with the Commission on December 19, 2003).
Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26,
              2001).
Exhibit 11    Statement Regarding Computation of Earnings Per Share
Exhibit 31.1  Chief Executive Officer Certification of Form 10-Q
Exhibit 31.2  Chief Financial Officer Certification of Form 10-Q
Exhibit 32.1  Certification of Chief Executive Officer
Exhibit 32.2  Certification of Chief Financial Officer

(b)      Report on Form 8-K

         Form 8-K filed February 10, 2004 - Press Release announcing Registrant's Fourth Quarter Earnings

         Form 8-K filed March 30, 2004 - Changes in Registrant's Certifying Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ACNB CORPORATION


                                      /s/ Thomas A. Ritter
                                      -------------------------------
                                      Thomas A. Ritter, President/CEO

April 30, 2004


                                      /s/ John W. Krichten
                                      -------------------------------------
                                      John W. Krichten, Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit 3 (i) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on April 26, 2000).
Exhibit 3(ii) Bylaws of Registrant (Incorporated by Reference to Exhibit 99 in
              Registrant's Report of Form 8-K, filed with the Commission on December 19, 2003).
Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26,
              2001).
Exhibit 11    Statement Regarding Computation of Earnings Per Share
Exhibit 31.1  Chief Executive Officer Certification of Form 10-Q
Exhibit 31.2  Chief Financial Officer Certification of Form 10-Q
Exhibit 32.1  Certification of Chief Executive Officer
Exhibit 32.2  Certification of Chief Financial Officer