Form 10-Q
period 2004-06-30
ACNB CORP
filed 2004-08-05
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2004
                               -------------------------------------------------

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

Indicate by check mark whether the corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class - Common Stock ($2.50 par value)
                    Outstanding at June 30, 2004 - 5,436,101

PART I
                          ITEM I FINANCIAL INFORMATION
                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                    Unaudited    Unaudited
                                                     June 30      June 30    December 31
                                                    ---------    ---------   -----------
                                                       2004         2003         2003
    Dollars In Thousands, except per share data
ASSETS
  Cash and Due from Banks                            $ 25,734     $ 24,853     $ 32,381
  Interest bearing deposits with banks                  1,117        1,069        1,033
  Investment Securities
  Securities Held to Maturity                          35,100       51,893       42,183
        (Fair value $35,455, $53,249 and $43,076
                respectively)
  Securities Available for Sale                       366,296      337,092      345,569


  Mortgage loans held for sale                            302        1,173           86
  Loans                                               422,168      384,898      415,029
    Less: Allowance for Loan Losses                    (4,096)      (3,874)      (3,978)
                                                     --------     --------     --------

  Net Loans                                           418,072      381,024      411,051

  Premises and Equipment                                7,786        7,370        7,053
  Restricted Investments in Bank Stocks                 9,002        7,201        7,547
  Foreclosed Real Estate                                  513          446          561
  Other Assets                                         34,504       24,536       25,267
                                                     --------     --------     --------
TOTAL ASSETS                                         $898,426     $836,657     $872,731
                                                     ========     ========     ========
LIABILITIES
  Deposits
    Noninterest Bearing                              $ 73,044     $ 72,884     $ 75,819
    Interest Bearing                                  593,319      566,036      563,569
                                                     --------     --------     --------

  Total Deposits                                      666,363      638,920      639,388

  Securities Sold Under
       Agreements To Repurchase                        27,166       28,638       39,906
  Short -Term Borrowings                               19,160        6,250       29,770
  Long -Term Borrowings                               112,000       87,000       87,000
  Other Liabilities                                     4,545        5,279        4,276
                                                     --------     --------     --------

TOTAL LIABILITIES                                     829,234      766,087      800,340

SHAREHOLDERS' EQUITY
  Common Stock ($2.50 par value)
  20,000,000 shares authorized;
  5,436,101 shares issued and outstanding              13,590       13,590       13,590
  Retained Earnings                                    60,367       54,798       58,711
 Accumulated Other Comprehensive
 Income (Loss)                                         (4,765)       2,182           90
                                                     --------     --------     --------

TOTAL SHAREHOLDERS' EQUITY                             69,192       70,570       72,391
                                                     --------     --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                               $898,426     $836,657     $872,731
                                                     ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Unaudited                        Unaudited
                                                  Three Months Ended June 30        Six Months Ended June 30
                                                  --------------------------        -------------------------
                                                      2004            2003             2004              2003
Dollars in thousands, except per share data
INTEREST INCOME
  Loan Interest and Fees                           $  5,882         $  5,840         $ 11,769         $ 11,893
 Time deposits with banks                                 8               24               67               39
  Taxable securities                                  3,063            2,908            5,825            6,233
  Non-taxable securities                                229              240              459              412

TOTAL INTEREST INCOME                                 9,182            9,012           18,120           18,577


INTEREST EXPENSE
  Interest bearing deposits                           2,367            3,042            4,753            6,151
  Other borrowed funds
       Short Term                                       175              169              316              390
       Long Term                                        543              517            1,085              883
                                                   ________         ________         ________         ________
TOTAL INTEREST EXPENSE                                3,085            3,728            6,154            7,424

NET INTEREST INCOME                                   6,097            5,284           11,966           11,153
  Provision for Loan Losses                              75               60              150              120

NET INTEREST INCOME AFTER PROVISION                   _____            _____            _____            _____
FOR LOAN LOSSES                                       6,022            5,224           11,816           11,033

NON-INTEREST INCOME
  Trust Department                                      192              195              361              357
  Service Charges on Deposit Accounts                   447              479              882              942
  Other Operating Income                                353              402              789              917
  Gain (Loss) on Foreclosed Real Estate                 (11)             (30)             (11)             192
  Bank Owned Life Insurance                             198              218              297              345
  Securities Gains (Losses)                             (46)             545              771              995
                                                   ________         ________         ________         ________
TOTAL NON-INTEREST INCOME                             1,133            1,809            3,089            3,748

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                      2,575            2,461            5,202            4,913
  Net occupancy expense                                 250              222              520              469
  Equipment expense                                     553              497            1,080              897
  Other taxes                                           177              225              496              469
  Professional services                                 113               86              237              153
  Other expense                                       1,014            1,036            1,983            1,928
                                                   ________         ________         ________         ________
TOTAL NON-INTEREST EXPENSE                            4,682            4,527            9,518            8,829

INCOME BEFORE INCOME TAXES                            2,473            2,506            5,387            5,952
  Applicable Income Taxes                               655              621            1,448            1,600
                                                   ________         ________         ________         ________
NET INCOME                                         $  1,818         $  1,885         $  3,939         $  4,352
                                                   ========         ========         ========         ========
PER COMMON SHARE DATA:
Basic earnings                                     $   0.33         $   0.35         $   0.72         $   0.80
Cash dividends paid                                $   0.21         $   0.21         $   0.42         $   0.42


The accompanying notes are an integral part of the consolidated financial statements.

                        ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Unaudited
                                                                                          Six Months Ended June 30
                                                                                         ---------         ---------
                                                                                            2004              2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       Dollars In thousands
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and Dividends Received                                                          $  18,697         $  20,495
Fees and Commissions Received                                                                3,405             4,072
Interest Paid                                                                               (6,247)           (7,733)
Cash Paid to Suppliers and Employees                                                       (11,270)          (10,307)
Income Taxes Paid                                                                           (1,429)           (1,689)
Loans  Originated for Sale                                                                  (3,604)          (11,851)
Proceeds of Mortgage Loans Sold                                                              3,388            13,221
                                                                                         ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    2,940             6,208

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities  Held-to-Maturity                          7,084             5,366
Proceeds from Sales and Maturities of Investment Securities Available - for- Sale          185,258           196,527
Purchase of Investment Securities Held - to - Maturity                                         -             (32,802)
Purchase of Investment Securities Available - for - Sale                                  (212,386)         (251,230)
Purchase of Restricted Investments in Bank Stocks                                           (1,455)              -
Net Decrease (Increase)  in Loans                                                           (7,138)          (12,592)
Purchase of Bank Owned Life Insurance                                                       (4,400)              -
Investment in Low Income Housing Partnerships                                               (1,683)             (242)
Purchases of Bank Pemises and Equipment                                                     (1,163)             (565)
Proceeds From Sale of Foreclosed Real Estate                                                    37               523
                                                                                         ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                      (35,846)          (95,015)

CASH FLOW FROM FINANCING ACTIVITIES
Net Increase in Demand Deposits, NOW Accounts, and
  Savings Accounts                                                                          16,646            60,027
Net Increase (Decrease) in Certificates of Deposit                                          10,330            (7,556)
Net (Decrease) in Securities Sold Under Agreement to Repurchase                            (12,740)           (7,307)
Dividends Paid                                                                              (2,283)           (2,283)
Net (Decrease) in Short-Term Borrowings                                                    (10,610)          (14,250)
Proceeds from Long-Term Borrowings                                                          25,000            67,000
                                                                                         ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   26,343            95,631
                                                                                         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (6,563)            6,824

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            33,414            19,098
                                                                                         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  26,851         $  25,922
                                                                                         =========         =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               $   3,939         $   4,352

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                                                  430               377
Provision for Loan Losses                                                                      150               120
Benefit for Deferred Taxes                                                                     146              (404)
Net Amortization of Investment Securities Premiums                                           1,622             1,550
Increase (Decrease) in Taxes Payable                                                          (126)              315
(Increase) Decrease in Interest Receivable                                                    (642)              551
Increase (Decrease) in Interest Payable                                                        (93)             (309)
Increase (Decrease) in Accrued Expenses                                                        429               245
Decrease (Increase) in Mortgage Loans Held for Sale                                           (216)            1,370
(Increase) Decrease in Other Assets                                                         (2,611)           (2,100)
Increase (Decrease) in Other Liabilities                                                       (88)              141
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $   2,940         $   6,208
                                                                                         =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                     ITEM 1
                        ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's (the "Corporation") financial position as of June 30, 2004 and 2003 and December 31, 2003 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the Corporation are set forth in Note A to the corporation's financial statements in the 2003 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 12, 2004. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three and six month periods ended June 30, 2004 and 2003 were 5,436,101. The Corporation does not have any dilutive securities outstanding.

3.       Components of Net Periodic Benefit Cost

         The components of net periodic benefit costs for the three and six months ended June 30 were as follows:

                                           Net Periodic Benefit Cost Footnote
                                                   June 30, 2004

                                    THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                    --------------------------      ------------------------
                                       2004          2003             2004          2003
                                                         (in thousands)
SERVICE COST                          $ 109         $  89            $ 218         $ 178
INTEREST COST                           196           184              392           368
EXPECTED RETURN ON PLAN ASSETS         (185)         (161)            (370)         (322)
RECOGNIZED NET ACTUARIAL LOSS            19            12               38            24
OTHER, NET                               15            21               30            42
                                      -----         -----            -----         -----

   NET PERIODIC BENEFIT COST          $ 154         $ 145            $ 308         $ 290
                                      =====         =====            =====         =====


         The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,155,000 to its pension plan in 2004. As of June 30, 2004, $1,155,000 of contributions have been made. The Corporation further anticipates to contribute additional funds to its pension plan in the fourth quarter of 2004.

4.       Guarantees

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,062,000 in standby letters of credit, as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of June 30, 2004, for guarantees under standby letters of credit issued is not material.

5.       Comprehensive Income

         The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the six month periods ended June 30, 2004 and 2003. The components of total comprehensive income for the six months ended June 30 were as follows:

                                                  Three Months Ended              Six Months Ended
                                                        June 30                       June 30
                                                 2004            2003            2004            2003
                                               -------         -------         -------         -------
Unrealized holding losses on
  available for sale securities arising
  during the period                            $(7,147)        $(3,286)        $(6,698)        $(1,386)
Gains (Losses) on AFS Securities
  realized during period                           (46)            545             771             995

Net unrealized losses                           (7,193)         (2,741)         (7,469)         (2,381)
Tax effect                                       2,517             960           2,614             834
                                               -------         -------         -------         -------
Other Comprehensive Income (loss)               (4,676)         (1,781)         (4,855)         (1,547)
Net Income                                       1,818           1,885           3,939           4,352
Total Comprehensive Income (loss)              $(2,858)        $   104         $  (916)        $ 2,805
                                               =======         =======         =======         =======

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Income for the second quarter ended June 30, 2004 was $1,818,000, down $67,000 from the second quarter of 2003. Net interest income was up, total other income was down and other expense was up. The second quarter decrease is principally due to a decline in realized gains on securities. Net income per share, for the second quarter, was $.33, compared to the $.35 earned in the same period in 2003. For the three month period (annualized) in 2004, the return on average assets and return on average equity were .83% and 10.35%, respectively, compared to 1.01% and 11.83%, respectively for 2003.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the second quarter of 2004 was $9,182,000, up $170,000 or 1.9% more than the $9,012,000 earned in the same period of 2003. The $170,000 increase in interest income was due to higher volumes of interest earning assets exceeding the impact of a lower yield on earning assets during 2004 compared to 2003. The average yield on earning assets declined 62 basis points compared to the same quarter in 2003. In an effort to manage interest rate risk, the corporation continues to lower interest rates on transaction accounts and keep securities maturities short. Income from loans was up approximately $42,000 due to greater volume while security income was up approximately $144,000, also due to greater volume.

Total interest expense for the second quarter of 2004 was $3,085,000, down $643,000 or 17.2% from the $3,728,000, incurred for the same period in 2003. The $643,000 decrease in interest expense was due to lower overall interest rates, especially for transaction accounts. Because interest expense decreased and interest income increased net interest income increased by $813,000.

Total other income for the second quarter of 2004 at $1,133,000, was $676,000 less than the same quarter in 2003. The decrease was 37% in other income, with significant changes within the following categories:

     o Realized losses on sales of securities of $46,000, was down $591,000 or 108% below realized gains of $545,000 in 2003. Short term securities and rapidly prepaying mortgage backed securities were sold with offsetting gains and losses, and the proceeds reinvested in agency securities to improve interest income.

     o    Bank owned life insurance income declined approximately $20,000.

     o Gains on sales of mortgages (included in other operating income) decreased $88,000 or 78% to $25,000 in 2004. Fewer mortgages are being sold because of a decline in refinancing activity.

Total other expense for the second quarter of 2004 was $4,682,000, up $155,000 from the $4,527,000, incurred for the second quarter of 2003. The following are the primary causes of the 3% increase in other expense:

     o A $114,000 or 5% increase in salaries and benefits primarily caused by year-end merit increases and increase in staffing levels.

     o A $78,000 or 8% increase spread across items such as taxes, professional services, and electronic information delivery services.

The provision for income taxes in the second quarter increased $34,000 or 5% due to a decline in tax credits. Credits available on one of the low income housing projects expired late 2003. The effective tax rate for the three months ended June 30, 2004 was 26.5% compared to 24.8% for the same period in 2003.

SIX MONTHS ENDED JUNE 30,2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net income for the first six months of 2004 was $3,939,000, down $413,000 or 9% below the $4,352,000 earned for the same period of 2003. The decrease in net income was due primarily to continued weakness in non-interest income. In addition, other expenses continued its growth. For the six month period (annualized) of 2004, the return on average assets (ROA) and return on average equity (ROE) were .92% and 11.09%, respectively, compared to 1.10% and 12.47%, respectively, for 2003.

Total interest income for the current six month period was $18,120,000 down $457,000 or 2% from the $18,577,000 earned in the same period of 2003. The $457,000 decrease in total interest income was due to very low interest rates in the general market economy in 2003 translating to lower rates on new loans and securities in 2004. In 2002, market rates fell rapidly and the effect is still strongly affecting yields on components of the corporation's balance sheet.

Total interest expense for the current six month period was $6,154,000, down $1,270,000 or 17% below the $7,424,000 incurred for the same period in 2003. The $1,270,000 decrease in total interest expense was due to continued monitoring of market conditions and cutting of rates where possible.

Net interest income was $11,966,000 for the current period, $813,000 above the first six months in 2003. Margins are slowly improving and assets are increasing. The bank is in a funds purchased position, and has improved the dollar margin and the ratio. The reason for the growth in the margin has been a slow down in prepayments on mortgage backed securities and slow increases in interest rates.

Total non-interest income for the current six month period was $3,089,000, a decrease of $659,000 or 18% below the same period in 2003. The decrease was caused by the following:

     o    A $60,000 decrease in service charges on deposit accounts;

     o    A $48,000 decrease in income on Bank Owned Life Insurance;

     o    A $212,000 decrease in gains on sale of foreclosed real estate.

     o    A $224,000 decrease in gains on securities sold; and

     o    A decrease of $198,000 in fees on mortgages sold.

Total non-interest expense for the current six month period was $9,518,000, $689,000 or 8% above the $8,829,000 incurred for the same period in 2003. The increase was due to a $289,000 increase in salaries and benefits, and $422,000 increase spread across equipment expense, professional services and miscellaneous other expenses.

The provision for income taxes was $1,448,000 for the current period, $152,000 below the same period in 2003 due to lower pretax income. The Corporation's effective rate was 26.9% for the six month periods ended June 30, 2004 and 2003. The effective rate is below the statutory rate as a result of tax-exempt income on loans, securities and bank-owned life insurance and tax credits from low income housing investments.

OVERVIEW OF THE BALANCE SHEET

At June 30, 2004, total assets were approximately $898 million, reflecting a $62 million or 7% increase above June 30, 2003. This increase in assets stems from migration of funds from the equities market, in the form of a deposit account called Classic Money Market, and increased borrowings from the Federal Home Loan Bank. Book value per share was $12.73 on June 30, 2004, compared to $12.98 on June 30, 2003. The Corporation's capital remained sound as evidenced by Total Shareholders Capital Ratio of 7.70% and a Total Risk-Based Capital Ratio of 13.81% on June 30, 2004.

The changes in the balance sheet have been driven by strong growth in interest bearing transaction accounts and borrowings. The following are some of the results:

     o Total investment securities were $401,396,000, at June 30, 2004, an increase of $12,411,000 or 3% since June 30, 2003. Securities now make up 45% of total assets. Of these securities, $33,000,000 mature in 2004, with a total of $20,500,000 maturing in 2005. In addition, mortgage backed security paydowns are returning approximately $5,000,000 per month. These funds should be available for reinvestment when interest rates rise.

     o Total deposits have grown from $638,920,000, at June 30, 2003, to $666,363,000, at June 30, 2004, an increase of $27,443,000 or 4%.
          Approximately $97,972,000 of total deposits are classic money market at June 30,2004. This is a transaction account, which will require a movement of interest rates, similar to general money market rates, when the economy improves. Borrowings have increased from $121,888,000, at June 30, 2003, to $158,326,000, at June 30, 2004. Of
          these, $112,000,000 are term borrowings ranging from ten months to 8.5 years in maturity.

     o Accumulated other comprehensive income (loss) has decreased from $2,182,000, at June 30, 2003, to ($4,765,000), at June 30, 2004. This
          indicates the after tax effect in the change in fair value of the available for sale securities portfolio. This shift is the result of management's decision to realize certain securities gains via sales of securities and the increase in interest rates. The resulting cash flow was reinvested in short term (18 to 45 months) corporates and callable agencies. The portfolio has sufficient liquidity to cope with changes in interest rates.

              INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                                                        Six Months Ended
                                                     6/30/04         6/30/03

Earning Assets                                       4.42%             5.04%
Interest Bearing Liabilities                         1.73%             2.31%
Interest Rate Spread                                 2.69%             2.73%

Net Yield on Earning Assets                          2.92%             3.03%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first six months of 2004, was down 11 basis points compared to the same period in 2003. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have remained at record low levels after falling dramatically in 2001 and 2002.

                     PROVISION AND ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                                       Six Months Ended
                                                    6/30/04          6/30/03

Balance at Beginning of Period                      $ 3,978         $ 3,837
Provision Charged to Expense                            150             120
Loans Charged Off                                       (63)           (117)
Recoveries                                               31              34
                                                    -------         -------

Balance at End of Period                            $ 4,096         $ 3,874
                                                    =======         =======

Ratios:
Net Charge-offs to:
Net Income                                              .78%           1.92%
Total Loans                                             .01%            .02%
Allowance for Loan Losses                               .76%           2.14%

Allowance for Loan Losses to:
Total Loans                                             .97%           1.00%

The Allowance for Loan Losses at June 30, 2004 was $4,096,000 (.97% of Total Loans), an increase of $222,000 from $3,874,000 (1.00% of Total Loans) at the end of the second quarter of 2003. Loans past due 90 days and still accruing were $350,000 and non-accrual loans were $5,104,000, as of June 30, 2004. The ratio of non-performing assets plus foreclosed real estate to total assets was ..66%, at June 30, 2004. All properties are carried at the lower of market or book value and are not considered to represent a significant threat of loss to the bank.

Loans past due 90 days and still accruing were $606,000, at year end 2003, while non-accruals were $4,413,000. The bulk of the Corporation's real estate loans are in residential mortgages. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $4,651,000 in non-accrual loans, was approximately $116,000 for the second quarter of 2004.

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

CAPITAL MANAGEMENT

Total Shareholders' Equity was $69,192,000, at June 30, 2004, compared to $70,570,000, at June 30, 2003, a decrease of $1,378,000 or 2.0% over that period. The ratio of Total Shareholders' Equity to Total Assets was 8.31%, at December 31, 2003, 9.04%, at June 30, 2003, and 7.70%, at June 30, 2004. The
total risk-based capital ratio was 13.81%, at June 30, 2004. The leverage ratio was 8.04%, at June 30, 2004, and 8.97%, during the same period in 2003. Lack of capital growth was due to a shift in value of available for sale securities as interest rates rose. This decrease did not impact regulatory capital ratios.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 44% of total assets, at June 30, 2004. This mix of assets would be readily available for funding any cash requirements. In addition, the bank has an approved line of credit of $389,315,000 at the Federal Home Loan Bank of Pittsburgh with $130,710,000 outstanding at June 30, 2004.

As of June 30, 2004, the cumulative asset sensitive gap was -1.0% of total assets at one month, 6.1% at six months, and 14.7% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Twenty-five percent (25%) of passbook and statement savings, NOW and money market deposit accounts are calculated to reprice overnight. The remaining 75% are carried in the over 5-year category.

Other than the construction of a new operations center, costing approximately $7,000,000 over the next 12 months, and $1,500,000 for low income housing projects, yet to be disbursed, there are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review management has determined that there have been no material changes in market risks since year end. For further discussion of year end information, refer to the annual report.
\
                                     ITEM 4

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

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Nothing to report.

Item 3.  Defaults Upon Senior Securities - Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) An annual meeting of shareholders was held at 1:00 p.m. on May 5, 2004 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

          (b)  Six matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at twelve (12):

                  Votes Cast                Votes Cast                  Votes
                     "FOR"                  "AGAINST"                 ABSTAINED
                  ------------              ---------                 ---------
                  3,829,093                   25,138                    43,435

Proposal to fix the number of Class 1 Directors at four (4):

                  Votes Cast                Votes Cast                  Votes
                     "FOR"                  "AGAINST"                 ABSTAINED
                  ------------              ---------                 ---------
                  3,829,955                   24,417                   43,294

Proposal to fix the number of Class 2 Directors at three (3):

                  Votes Cast                Votes Cast                  Votes
                     "FOR"                  "AGAINST"                 ABSTAINED
                  ------------              ---------                 ---------
                  3,825,381                   28,355                   43,930

Proposal to fix the number of Class 3 Directors at five (5):

                  Votes Cast                Votes Cast                  Votes
                     "FOR"                  "AGAINST"                 ABSTAINED
                  ------------              ---------                 ---------
                  3,812,930                   30,566                    54,170

Election of four (4) Class 1 Directors to serve for a three-year term:

                                                Votes Cast               Votes
Director          Term Expires                    "FOR"               "WITHHELD"
--------          ------------                 ------------           ----------
D. Richard Guise        2007                   3,827,187                 70,479
Ronald L. Hankey        2007                   3,719,767                177,899
Edgar S. Heberlig       2007                   3,828,567                 69,099
Marian B. Schultz       2007                   3,828,737                 68,929

Election of one (1) Class 3 Director to serve for a one-year term:

                                                Votes Cast               Votes
Director          Term Expires                    "FOR"               "WITHHELD"
--------          ------------                -------------          ----------

Daniel W. Potts         2005                   3,804,197                 93,469

Item 5. Other Information - There have been no changes made to the shareholder nomination process in the quarter ending June 30, 2004.

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

          (b)  Report on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACNB CORPORATION

                                  ---------------------------------
                                  /s/Thomas A. Ritter, President/CEO

July 30, 2004

                                   ---------------------------------
                                   /s/John W. Krichten, Secretary/Treasurer

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