Form 10-Q
period 2004-09-30
ACNB CORP
filed 2004-11-09
CIK 715579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2004
                               --------------------------------------------------------


Commission file number     0-11783
                       ----------------------------------------------------------------


                                    ACNB CORPORATION
---------------------------------------------------------------------------------------
                   (Exact name of corporation as specified in its charter)


          PENNSYLVANIA                                            23-2233457
---------------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.)

    16 LINCOLN SQUARE, GETTYSBURG, PA                              17325
--------------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                     (717) 334-3161
--------------------------------------------------------------------------------------
                  (corporation's telephone number, including area code)



--------------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

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

                     Class - Common Stock ($2.50 par value)
                 Outstanding at September 30, 2004 - 5,436,101

PART I                     ITEM I FINANCIAL INFORMATION
                       ACNB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                              DOLLARS IN THOUSANDS

                                                            Unaudited        Unaudited
                                                          September 30     September 30        December 31
                                                         ---------------------------------------------------
                                                               2004             2003               2003

 ASSETS
  Cash and Due from Banks                                    $ 25,224         $ 20,913           $ 32,381
  Interest bearing deposits with banks                            932            1,086              1,033
  Cash and Cash Equivalents                                    26,156           21,999             33,414
  Investment Securities
  Securities Held to Maturity                                  27,192           46,123             42,183
        (Fair value $27,846, $47,123 and $43,076
                respectively)
  Securities Available for Sale                               410,796          361,445            345,569


  Mortgage loans held for sale                                    604              169                 86
  Loans                                                       429,695          400,626            415,029
    Less: Allowance for Loan Losses                            (4,170)          (3,928)            (3,978)
                                                            ---------         --------           --------
  Net Loans                                                   425,525          396,698            411,051

  Premises and Equipment                                        9,691            7,297              7,053
  Restricted Investments in Bank Stocks                        10,927            8,708              7,547
  Foreclosed Real Estate                                          513              591                561
  Other Assets                                                 33,731           26,623             25,267
                                                            ---------         --------           --------
TOTAL ASSETS                                                $ 945,135        $ 869,653          $ 872,731
                                                            =========         ========           ========
LIABILITIES
  Deposits
    Noninterest Bearing                                     $  76,520        $  71,763          $  75,819
    Interest Bearing                                          578,010          559,212            563,569
                                                            ---------         --------           --------
  Total Deposits                                              654,530          630,975            639,388

  Securities Sold Under
       Agreement To Repurchase                                 39,839           38,717             39,906
  Short -Term Borrowings                                       39,750           37,150             29,770
  Long -Term Borrowings                                       132,000           87,000             87,000
  Other Liabilities                                             5,382            5,801              4,276
                                                            ---------         --------           --------
TOTAL LIABILITIES                                             871,501          799,643            800,340

SHAREHOLDERS' EQUITY Common Stock ($2.50 par value)
  20,000,000 shares  authorized:
  5,436,101 shares issued and outstanding                      13,590           13,590             13,590
  Retained Earnings                                            61,664           56,806             58,711
 Accumulated Other Comprehensive
 Income (Loss)                                                 (1,620)            (386)                90
                                                            ---------         --------           --------
TOTAL SHAREHOLDERS' EQUITY                                     73,634           70,010             72,391

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                      $ 945,135        $ 869,653          $ 872,731
                                                            =========        =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                       ACNB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                             UNAUDITED                              UNAUDITED
                                                  THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------------------------------------------------
                                                     2004                 2003               2004             2003

 INTEREST INCOME
  Loan Interest and Fees                         $    6,016           $    5,943        $    17,785       $    17,836
  Time deposits with banks                                8                   25                 75                64
  Taxable securities                                  3,751                2,774              9,576             9,007
  Non-taxable securities                                229                  240                688               652
                                                 ----------           ----------        -----------       ------------
TOTAL INTEREST INCOME                                10,004                8,982             28,124            27,559


INTEREST EXPENSE
  Interest bearing deposits                           2,375                2,619              7,128             8,770
  Other borrowed funds
       Short Term                                       221                  125                537               515
       Long Term                                        895                  548              1,980             1,431
                                                 ----------           ----------        -----------       ------------
TOTAL INTEREST EXPENSE                                3,491                3,292              9,645            10,716
                                                 ----------           ----------        -----------       ------------
NET INTEREST INCOME                                   6,513                5,690             18,479            16,843
  Provision for Loan Losses                              75                   60                225               180
                                                 ----------           ----------        -----------       ------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                       6,438                5,630             18,254            16,663

NON-INTEREST INCOME
  Trust Department                                      196                  157                557               514
  Service Charges on Deposit Accounts                   453                  430              1,335             1,312
  Other Operating Income                                375                  453              1,164             1,430
  Gain (Loss) on Foreclosed Real Estate                   -                    -                -11               192
  Bank Owned Life Insurance                             210                  192                507               537
  Proceeds from Officer's Life Insurance                  -                  646                  -               646
  Securities Gains (Losses)                             243                  996              1,014             1,991
                                                 ----------           ----------        -----------       ------------
TOTAL NON-INTEREST INCOME                             1,477                2,874              4,566             6,622
                                                 ----------           ----------        -----------       ------------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                      2,485                2,443              7,687             7,356
  Net occupancy expense                                 204                  233                724               702
  Equipment expense                                     464                  497              1,544             1,394
  Other taxes                                           235                  226                731               695
  Professional services                                 127                   83                364               236
  Other expense                                       1,098                  941              3,081             2,869
                                                 ----------           ----------        -----------       ------------
TOTAL NON-INTEREST EXPENSE                            4,613                4,423             14,131            13,252
                                                 ----------           ----------        -----------       ------------
INCOME BEFORE INCOME TAXES                            3,302                4,081              8,689            10,033
  Applicable Income Taxes                               863                  930              2,311             2,530
                                                 ----------           ----------        -----------       ------------
NET INCOME                                       $    2,439           $    3,151        $     6,378       $     7,503
                                                 ==========           ==========        ===========       ============
PER COMMON SHARE DATA *
Basic earnings                                        $0.45                $0.58              $1.17             $1.38
Cash dividends paid                                   $0.21                $0.21              $0.63             $0.63



The accompanying notes are an integral part of the consolidated financial statements.

                       ACNB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              DOLLARS IN THOUSANDS

                                                                                                       UNAUDITED
                                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                                                 2004                  2003


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and Dividends Received                                                             $    28,858           $    29,721
                                                                                            -----------           -----------
Fees and Commissions Received                                                                     5,043                 7,202
Interest Paid                                                                                    (9,718)              (11,111)
Cash Paid to Suppliers and Employees                                                            (14,189)              (16,365)
Income Taxes Paid                                                                                (1,955)               (2,366)
Loans  Originated for Sale                                                                       (6,445)              (17,154)
Proceeds of Mortgage Loans Sold                                                                   5,927                19,529
                                                                                            -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               7,521                 9,456

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities Held-to-Maturity                               14,991                (5,366)
Proceeds from Sales and  Maturities of Investment Securities Available-for-Sale                 268,735               269,079
Purchase of Investment Securities Held-to Maturity                                                    -               (28,539)
Purchase of Investment Securities Available-for-Sale                                           (337,768)             (348,136)
Purchase of Restricted Investments in Bank Stocks                                                (3,380)                    -
Net (Increase) in Loans                                                                         (14,666)              (28,320)
Purchase of Bank Owned Life Insurance                                                            (4,400)                    -
Investment in Low Income Housing Partnership                                                     (1,683)                    -
Capital Expenditures                                                                             (3,276)                 (701)
Proceeds from Sale of Foreclosed Real Estate                                                         37                   523
                                                                                            -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                                           (81,410)             (141,460)

CASH FLOW FROM FINANCING ACTIVITIES
Net Increase in Demand Deposits, NOW Accounts, and
Savings Accounts                                                                                  8,546                59,153
Net Increase (Decrease) in Certificates of Deposit                                                6,597                (7,245)
Net Increase (Decrease) in Securities Sold Under Agreement to Repurchase                            (67)                2,772
Dividends Paid                                                                                   (3,425)               (3,425)
Net Increase  in Short-Term Borrowings                                                            9,980                16,650
Proceeds from Long-Term Borrowings                                                               45,000                67,000
                                                                                            -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        66,631               134,905
                                                                                            -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (7,258)                2,901
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 33,414                19,098
                                                                                            -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    26,156           $    21,999
                                                                                            -----------           -----------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                  $     6,378           $     7,503
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                                                       638                   586
Provision for Loan Losses                                                                           225                   180
Deferred Income Taxes                                                                               146                  (404)
Amortization (Accretion) of Investment Securities Premiums (Discounts)                            2,073                 2,372
Increase (Decrease) in Taxes Payable                                                                211                   568
(Increase) Decrease in Interest Receivable                                                         (935)                  360
Increase (Decrease) in Interest Payable                                                             (73)                 (395)
Increase (Decrease) in Accrued Expenses                                                             750                   539
Decrease (Increase) in Mortgage Loans Held for Sale                                                (518)                2,375
(Increase) Decrease in Other Assets                                                              (1,446)               (4,237)
Increase (Decrease) in Other Liabilities                                                             72                     9
                                                                                            -----------           -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                         $     7,521           $     9,456


The accompanying notes are an integral part of the consolidated financial statements.

                                     ITEM 1
                       ACNB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's (the "Corporation") financial position as of September 30, 2004 and 2003 and December 31, 2003 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months then ended. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the Corporation are set forth in Note A to the Corporation's financial statements in the 2003 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2004. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2. Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three and nine month periods ended September 30, 2004 and 2003 were 5,436,101. The Corporation does not have any dilutive securities outstanding.

3.       Components of Net Periodic Benefit Cost

         The components of net periodic benefit costs for the three and nine months ended September 30 were as follows:

                                                             Net Periodic Benefit Cost
                                                                September 30, 2004

                                             THREE MONTHS ENDED SEPT 30      NINE MONTHS ENDED SEPT 30
                                            ---------------------------      -------------------------
                                                2004           2003            2004           2003
                                                                  (IN THOUSANDS)
         SERVICE COST                       $    109         $    89        $    327      $    267
         INTEREST COST                           195             184             587           552
         EXPECTED RETURN ON PLAN ASSETS         (185)           (161)           (555)         (483)
         RECOGNIZED NET ACTUARIAL LOSS            18              12              56            36
         OTHER, NET                               16              21              46            63
                                            ---------        -------        ---------     ---------

            NET PERIODIC BENEFIT COST       $    153         $   145        $    461      $    435
                                            ========         ========       ========      ========

         The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,155,000 to its pension plan in 2004. As of September 30, 2004, $1,155,000 of contributions have been made. The Corporation further anticipates to contribute additional funds to its pension plan in the fourth quarter of 2004.

4.       Guarantees

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $5,979,000 in standby letters of credit, as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of September 30, 2004, for guarantees under standby letters of credit issued is not material.

5.       Comprehensive Income

         The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the nine month period ended September 30, 2004. The components of total comprehensive income for the nine months ended September 30 were as follows:

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30                         September 30
                                                       2004            2003               2004            2003
                                                       ----            ----               ----            ----
                                                                             (IN THOUSANDS)
         Unrealized holding gains/(losses) on
           available for sale securities arising
           during the period                          $ 5,080           $(3,319)        $(1,618)        $(4,705)
         Gains on AFS Securities
           realized during period                         243               630           1,014           1,625
                                                      -------          --------         -------         -------
         Net unrealized gains/(losses)                  4,837            (3,949)         (2,632)         (6,330)
         Tax effect                                    (1,692)            1,374             922           2,208
                                                      -------          --------         -------         -------
         Net of Tax Effect                              3,145            (2,575)         (1,710)         (4,122)

         Change in minimum pension liability                -                10               -              10
         Tax Effect                                         -                (3)              -              (3)
                                                      -------          --------         -------         -------
         Net of Tax Effect                                  -                 7               -               7

         Other Comprehensive Income (loss)              3,145            (2,568)         (1,710)         (4,115)
         Net Income                                     2,439             3,151           6,378           7,503
                                                      -------          --------         -------         -------

         Total Comprehensive Income                  $ 5,584           $    583        $  4,668         $ 3,388
                                                     ========          ========        ========         =======

6. During the second quarter of 2003, the Corporation inadvertently sold a portion of an investment security that was classified as held-to-maturity. This does not represent a material contradiction with the Corporation's intent to hold those securities to maturity, nor does this represent a pattern of such sales by the Corporation. The Corporation has the intent and ability to hold the remaining securities classified as held-to-maturity. The amortized cost of the debt security sold was $5,000,000 and the related realized gain on the sale of the investment was $366,000.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Corporation's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Corporation, and its wholly-owned subsidiaries, Adams County National Bank, the "Bank", and Pennbanks Insurance Company, follow. The Corporation's consolidated statement of financial condition and results of operations consist principally of the bank's financial condition and results of operations. This discussion should be read in conjunction with the Corporation's 2003 Annual Report to Shareholders. Current performance does not guarantee or assure, and is not necessarily indicative of, similar performance in the future.

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

The allowance for loan losses is established through a charge to the provision for loan losses. In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. The use of different estimates or assumptions could produce different provisions for loan losses. Additional information is provided in the discussion below about the Provision for Loan Losses.
                                     Page 7

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net Income for the third quarter ended September 30, 2004 was $2,439,000, down $712,000 from the third quarter of 2003. The decline was primarily the result of $646,000 proceeds from officers life insurance during 2003, which did not recur during 2004. Net interest income was up, total other income was down and other expense was up. The third quarter decrease is principally due to a decline in realized gains on securities and gains from officers life insurance. Net income per share, for the third quarter, was $.45, compared to the $.58 earned in the same period in 2003. For the three month period (annualized) in 2004, the return on average assets and return on average equity were 1.05% and 13.63%, respectively, compared to 1.51% and 18.18%, respectively for 2003.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the third quarter of 2004 was $10,004,000, up $1,022,000 or 11.4% more than the $8,982,000 earned in the same period of 2003. The $1,022,000 increase in interest income was due to higher volumes of interest earning assets exceeding the impact of a lower yield on earning assets during 2004 compared to 2003. The yield on earning assets declined 38 basis points compared to the same quarter in 2003. In an effort to manage interest rate risk, the Corporation continues to lower interest rates on transaction accounts and keep securities maturities short. Income from loans was up approximately $73,000 due to greater volume while security income was up approximately $966,000, also due to greater volume.

Total interest expense for the third quarter of 2004 was $3,491,000, up $199,000 or 6.0% from the $3,292,000, incurred for the same period in 2003. The $199,000 increase in interest expense was due to higher interest rates on increased borrowings. Although interest expense increased, interest income increased at a faster rate and net interest income increased by $823,000.

Total other income for the third quarter of 2004 at $1,477,000, was $1,397,000 less than the same quarter in 2003. The significant changes in other income were within the following categories:

   o Realized gains on sales of securities of $243,000, was down $753,000 or 76% below realized gains of $996,000 in 2003. Short term securities and rapidly prepaying mortgage backed securities were sold with offsetting gains and losses, and the proceeds reinvested in agency securities to improve interest income.

   o Proceeds from officers life insurance totaled $646,000 in 2003. The income in 2003 is a non-recurring item.

   o Fees on sale of mortgages (included in other operating income) decreased $46,000 or 56% to $36,000 in 2004. Fewer mortgages are being sold because of a decline in refinancing activity.

Total other expense for the third quarter of 2004 was $4,613,000, up $190,000 from the $4,423,000, incurred for the third quarter of 2003. The following are the primary causes of the 4% increase in other expense:

   o A $42,000 or 2% increase in salaries and benefits primarily caused by year-end merit increases and increase in staffing levels.

   o A $214,000 or 24% increase spread across items such as taxes, professional services, and electronic information delivery services.

The provision for income taxes in the third quarter decreased $67,000 or 7% due to a $779,000 decline in pretax income. The effective tax rate for the three months ended September 30, 2004 was 26.1% compared to 22.8% for the same period in 2003. The effective rate during 2003 was lower than 2004 primarily as a result of higher non-taxable income as a percentage of pretax income. The $646,000 gain on proceeds from officers' life insurance recognized during 2003 was not taxable.

Nine months ended September 30,2004 compared to nine months ended September 30, 2003

Net income for the first nine months of 2004 was $6,378,000, down $1,125,000 or 15% below the $7,503,000 earned for the same period of 2003. The decrease in net income was due primarily to non-recurring items and lower securities gains. In addition, other expenses continued to grow. For the nine month period (annualized) of 2004, the return on average assets (ROA) and return on average equity (ROE) were .96% and 11.93%, respectively, compared to 1.25% and 14.36%, respectively, for 2003.

Total interest income for the current nine month period was $28,124,000 up $565,000 or 2% from the $27,559,000 earned in the same period of 2003. The $565,000 increase in total interest income was primarily due to growth in securities. The increased growth in loans did not add significantly to income, as the effect of additional amounts outstanding was offset by lower yields. All of the increase in income is a result of growth in securities and repositioning of maturities as interest rates rise and fall.

Total interest expense for the current nine month period was $9,645,000, down $1,071,000 or 10% below the $10,716,000 incurred for the same period in 2003. The $1,071,000 decrease in total interest expense was due to continued monitoring of market conditions and cutting of rates where possible.

Net interest income was $18,479,000 for the current period, $1,636,000 above the first nine months in 2003 primarily as a result of an increase in earning assets. Margins are slowly improving and assets are increasing. The bank is in a funds purchased position, and has improved the dollar margin and the ratio. The reason for the growth in the margin has been a slow down in prepayments on mortgage backed securities and slow increases in interest rates.

Total non-interest income for the current nine month period was $4,566,000, a decrease of $2,056,000 or 31% below the same period in 2003. The decrease was caused by the following:

   o   A $30,000 decrease in income on Bank Owned Life Insurance;

   o   A $203,000 decrease in gains on sale of foreclosed real estate.

   o   A $977,000 decrease in gains on securities sold;

   o   A decrease of $244,000 in fees on mortgages sold; and

   o   A decrease of $646,000 in proceeds from officers life insurance.

Total non-interest expense for the current nine month period was $14,131,000, $879,000 or 7% above the $13,252,000 incurred for the same period in 2003. The increase was due to a $331,000 increase in salaries and benefits, and $548,000 increase spread across equipment expense, professional services and miscellaneous other expenses.

The provision for income taxes was $2,311,000 for the current period, $219,000 below the same period in 2003 due to lower pretax income. The Corporation's effective rate was 26.6% for the nine month periods ended September 30, 2004, 25.2% for the same period in 2003. The effective rate is below the statutory rate as a result of tax-exempt income on loans, securities and bank-owned life insurance and tax credits from low income housing investments.

OVERVIEW OF THE BALANCE SHEET

At September 30, 2004, total assets were approximately $945,000,000, reflecting a $75,000,000 or 9% increase above September 30, 2003. This increase in assets is primarily the result of a $15,000,000 increase in loans and a $50,000,000 increase in securities, which were funded by a $15,000,000 increase in deposits and a $55,000,000 increase in borrowings. The growth in deposits stems from migration of funds from the equities market, in the form of a deposit account called Classic Money Market, and increased borrowings from the Federal Home Loan Bank. Book value per share was $13.53 on September 30, 2004, compared to $12.88 on September 30, 2003. The Corporation's capital remained sound as evidenced by Total Capital Ratio of 7.79% and a Total Risk-Based Capital Ratio of 13.96% on September 30, 2004.

The changes in the balance sheet have been driven by strong growth in interest bearing transaction accounts and borrowings. The following are some of the results:

  o Total investment securities were $437,988,000, at September 30, 2004, an increase of $30,420,000 or 7% since September 30, 2003. Securities make up 46% of total assets. Of these securities, $5,500,000 mature in 2004, with a total of $10,000,000 maturing in 2005. In addition, mortgage backed security paydowns are returning approximately $4,500,000 per month. These funds should be available for reinvestment when interest rates rise. Securities at September 30, 2004 consisted of 37% callable or structured U.S. Government agency bonds, 36% mortgage backed securities, and 17% corporate bonds. 92% of total loans are secured by various types of real estate with no apparent concentrations.

  o Total deposits have grown from $630,975,000, at September 30, 2003, to $654,530,000, at September 30, 2004, an increase of $23,555,000 or 4%.
     Approximately $95,629,000 of total deposits are classic money market at September 30,2004. This is a transaction account, which will require a movement of interest rates, similar to general money market rates, when the economy improves. Borrowings have increased from $162,867,000, at September 30, 2003, to $211,589,000, at September 30, 2004. Of these, $132,000,000 are term borrowings ranging from four months to 8.2 years in maturity.

  o Accumulated other comprehensive loss has increased from $386,000, at September 30, 2003, to ($1,620,000), at September 30, 2004. This reflects the after tax effect in the change in fair value of the available for sale securities portfolio. This shift is the result of management's decision to realize certain securities gains via sales of securities and the increase in interest rates. The resulting cash flow was reinvested in short term (18 to 45 months) corporates and callable agencies. The portfolio has sufficient liquidity to cope with changes in interest rates.

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
                                                       Nine Months Ended
                                                    9/30/04         9/30/03
                                                    -----------------------
Earning Assets                                      4.46%             4.84%
Interest Bearing Liabilities                        1.76%             2.17%
Interest Rate Spread                                2.70%             2.67%
Net Yield on Earning Assets                         2.93%             2.96%

Net Yield on Earning Assets is the difference, stated in percentages, between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds. The Net Yield on Earning Assets is one of the best analytical tools available to demonstrate the effect of interest rate changes on the Corporation's earning capacity.

The Net Yield on Earning Assets, for the first nine months of 2004, was down 3 basis points compared to the same period in 2003. Yields on loans and securities have changed more rapidly than deposit rates as interest rates in the general economy have remained at record low levels after falling dramatically in 2001 and 2002.

                     PROVISION AND ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                                Nine Months Ended
                                               9/30/04    9/30/03
                                               ------------------

Balance at Beginning of Period                 $3,978      $3,837
Provision Charged to Expense                      225         180
Loans Charged Off                                 (73)       (127)
Recoveries                                         40          38
                                               ------      ------

Balance at End of Period                       $4,170    $3,928
                                               ======    ======

Ratios:
Net Charge-offs to:
Net Income                                        .52%     1.19%
Total Loans                                       .01%      .02%
Allowance for Loan Losses                         .79%     2.27%

Allowance for Loan Losses to:
Total Loans                                       .97%      .98%

The Allowance for Loan Losses at September 30, 2004 was $4,170,000 (.97% of Total Loans), an increase of $242,000 from $3,928,000 (.98% of Total Loans) at the end of the third quarter of 2003. Loans past due 90 days and still accruing were $533,000 and non-accrual loans were $5,017,000, as of September 30, 2004. The ratio of non-performing assets plus foreclosed real estate to total assets was .64%, at September 30, 2004. Foreclosed real estate is carried at the lower of market or book value and is not considered to represent a significant threat of loss to the bank.

Loans past due 90 days and still accruing were $606,000, at year end 2003, while non-accruals were $4,413,000. The bulk of the Corporation's real estate loans are in residential mortgages. Management believes that internal loan review procedures will be effective in recognizing and correcting any real estate lending problems that may occur due to current economic conditions. Interest not accrued, due to an average of $4,813,000 in non-accrual loans, was approximately $180,000 for the third quarter of 2004.

The Corporation considers a loan impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due. We measure impaired loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a lender must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the corporation's impaired loans were on a non-accrual status for all reported periods.

CAPITAL MANAGEMENT

Total Shareholders' Equity was $73,634,000, at September 30, 2004, compared to $70,010,000, at September 30, 2003, an increase of $3,624,000 or 5.2% over that period. The ratio of Total Shareholders' Equity to Total Assets was 8.31%, at December 31, 2003, 8.05%, at September 30, 2003, and 7.79%, at September 30, 2004. The total risk-based capital ratio was 13.96%, at September 30, 2004. The leverage ratio was 8.35%, at September 30, 2004, and 8.40%, at the same date in 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. They are not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Management believes that the Corporation's liquidity is adequate. Liquid assets (cash and due from banks, federal funds sold, money market instruments, available for sale securities and held to maturity investment securities maturing within one year) were 46% of total assets, at September 30, 2004. This mix of assets would be readily available for funding any cash requirements. In addition, the Bank has an approved line of credit of $422,153,000 at the Federal Home Loan Bank of Pittsburgh with $171,300,000 outstanding at September 30, 2004.

As of September 30, 2004, the cumulative asset sensitive gap was 6.9% of total assets at one month, 0.7% at nine months, and 1.0% at one year. Adjustable rate mortgages, which have an annual interest rate cap of 2%, are considered rate sensitive. Thirteen percent (13%) of passbook and statement savings, NOW and money market deposit accounts are calculated to reprice in twelve months. Of the remaining 87% of these deposits, 53% are carried in the 1 to 5 year category and the remainder over 5 years.

Other than the construction of a new operations center, costing approximately $3,500,000 over the next 10 months, and $800,000 for low income housing projects, yet to be disbursed, there are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities, which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review management has determined that there have been no material changes in market risks since year end. For further discussion of year end information, refer to the annual report for the year ended December 31, 2003.

                                     ITEM 4

                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer along with the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect these controls subsequent to the date the Corporation carried out its evaluation.

Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Nothing to report.

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

        (b) Report on Form 8-K

Form 8-K filed August 13, 2004 - Press Release announcing Registrant's Second Quarter Earnings

Pursuant to the requirements of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACNB CORPORATION

                                      ------------------------------------------
                                      /s/ Thomas A. Ritter, President/CEO

October 29, 2004

                                      ------------------------------------------

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