Form 10-K
period 2004-12-31
ACNB CORP
filed 2005-03-15
CIK 715579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2004
                          -------------------------------

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-11783

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                 23-2233457
--------------------------------------                 ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

16 LINCOLN SQUARE, GETTYSBURG, PENNSYLVANIA                17325-3129
-------------------------------------------             -----------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (717) 334-3161
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $2.50 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2004 was approximately $136,109,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 2005 was 5,436,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2005 definitive Proxy Statement are incorporated by reference into Part III of this report.

                                ACNB CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

Item 1.         Business ....................................................  3

Item 2.         Properties .................................................. 10

Item 3.         Legal Proceedings ........................................... 10

Item 4.         Submission of Matters to a Vote of Stockholders ............. 10

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity
                Securities .................................................. 11

Item 6.         Selected Financial Data ..................................... 12

Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations ............... 13

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk .. 29

Item 8.         Financial Statements and Supplementary Data ................. 33

Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ...................... 61

Item 9A.        Controls and Procedures ..................................... 62

Item 9B.        Other Information ........................................... 62

PART III

Item 10.        Directors and Executive Officers of the Registrant .......... 63

Item 11.        Executive Compensation ...................................... 63

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management .................................................. 63

Item 13.        Certain Relationships and Related Transactions .............. 63

Item 14.        Principal Accountant Fees and Services ...................... 63

PART IV

Item 15.        Exhibits, Financial Statement Schedules ..................... 64

                Signatures .................................................. 65

                                     PART I

The management of ACNB Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of ACNB Corporation and its wholly-owned subsidiaries, Adams County National Bank and Pennbanks Insurance Company. When words such as "believes," "expects," "anticipates," "may," "could," "should," "estimates," or similar expressions occur in this annual report, management is making forward-looking statements.

Stockholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of ACNB Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

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


ITEM I - BUSINESS

ACNB CORPORATION

ACNB Corporation is an $924 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust, accounting and insurance. ACNB's operations are conducted through its primary operating subsidiary, Adams County National Bank, with nineteen offices in Adams, Cumberland and York Counties. The Corporation was organized in 1983 and has had no acquisitions for the previous five years.

However, on November 19, 2004, ACNB Corporation and ACNB Acquisition Subsidiary LLC entered into a definitive agreement to purchase Russell Insurance Group, Inc. Under the terms of the definitive agreement, ACNB Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group. Additional consideration of up to $2,882,000 is subject to performance criteria for payment over the next three years. On January 5, 2005, ACNB Corporation and ACNB Acquisition Subsidiary, LLC completed the acquisition of Russell Insurance Group, Inc. and Russell Insurance Group, Inc. will continue to operate as a separate subsidiary of ACNB Corporation. In addition, ACNB Acquisition Subsidiary LLC has entered into a three year employment contract with Frank C. Russell, Jr., the President of Russell Insurance Group, Inc. For more information concerning this transaction please refer to the ACNB Corporation, ACNB Acquisition Subsidiary LLC and Russell Insurance Group Stock Purchase Agreement included as Exhibit
10.2 hereto, incorporated in entirety by reference in response to this Item I.

ACNB's major source of operating funds is dividends that it receives from its subsidiary bank. ACNB's expenses consist principally of losses from low-income housing investments. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

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


BANKING SUBSIDIARY

ADAMS COUNTY NATIONAL BANK

Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The Bank's principal market area is Adams County, Pennsylvania, which is located in south central Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2004, Adams County National Bank had total assets of $917 million, total loans of $441 million and total deposits of $647 million.

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


NONBANKING SUBSIDIARY

PENNBANKS INSURANCE CO.

Pennbanks Insurance Co. was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2004 totaled $452,000.

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


SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

BANK HOLDING COMPANY ACT OF 1956 - ACNB is a financial holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a financial holding company to serve as a source of financial and managerial strength to its subsidiary bank. As a result, the Federal Reserve may require ACNB to stand ready to use its resources to provide adequate capital funds to the bank during periods of financial stress or adversity.

In addition, the Federal Reserve may require a financial holding company to end a nonbanking business if the nonbanking business constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the financial holding company.

The Bank Holding Company Act prohibits ACNB from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Bank Holding Company Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected out by the required deadline. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

In addition, the Bank Holding Company Act restricts ACNB's nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

GRAMM-LEACH-BLILEY ACT OF 1999 - The Gramm-Leach-Bliley Act of 1999 eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, the Gramm-Leach-Bliley Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the Bank Holding Company Act to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Gramm-Leach-Bliley Act also permits national banks, under certain circumstances, to engage through special financial subsidiaries in the financial and other incidental activities authorized for financial holding companies.

REGULATION W - Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. ACNB Corporation and Russell Insurance Group, Inc. are considered to be affiliates of Adams County National Bank.

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

THE AMERICAN JOBS CREATION ACT OF 2004 - In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on ACNB is unknown at this time, but management is monitoring its developments.

DIVIDENDS

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiary. Federal and state laws regulate the payment of dividends by ACNB's subsidiary. See "Regulation of Bank" below.

REGULATION OF BANK

The operations of the subsidiary bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The bank's operations are also subject to regulations of the Office of the Comptroller of the Currency, Federal Reserve and FDIC.

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

NATIONAL BANK ACT - The National Bank Act requires the subsidiary national bank to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank's net profits in the current year, as defined and interpreted by regulation, plus retained earnings for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that the retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. These restrictions have not had, nor are they expected to have, any impact on the corporation's dividend policy.

FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991 - Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

FEDERAL RESERVE ACT - A subsidiary bank of a bank holding company is subject to certain restrictions and reporting requirements imposed by the Federal Reserve Act, including:

   o Extensions of credit to the bank holding company, its subsidiaries or principal shareholders;

   o  Investments in the stock or other securities of the bank holding company

   o  or its subsidiaries; and,

   o  Taking such stock or securities as collateral for loans.

COMMUNITY REINVESTMENT ACT OF 1977 - Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

FDICIA - The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

                                                                                                       UNDER A
                                                         TOTAL RISK      TIER 1         TIER 1         CAPITAL
                                                           BASED       RISK BASED      LEVERAGE        ORDER OR
                                                           RATIO          RATIO         RATIO         DIRECTIVE
                                                        ------------- -------------- -------------   -------------
         CAPITAL CATEGORY
             Well capitalized                              >10.0          >6.0           >5.0%           NO
             Adequately capitalized                         >8.0          >4.0           >4.0%*
             Undercapitalized                               <8.0          <4.0           <4.0%*
             Significantly undercapitalized                 <6.0          <3.0           <3.0%
             Critically undercapitalized                                                 <2.0%

* 3.0 for those banks having the highest available regulatory rating.

In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

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

Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.

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

Upon a stockholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from John W. Krichten, Secretary/Treasurer, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com.


EMPLOYEES

As of December 31, 2004, ACNB had 223 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ITEM 2 - PROPERTIES

Adams County National Bank, in addition to its main office, had an office network of nineteen offices at December 31, 2004. All offices are located in Adams County with the exception of three offices located in Cumberland County and two offices located in York County. Offices at fifteen locations are owned, while four are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.


ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2004.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ACNB Corporation's common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. There were 20,000,000 shares of common stock authorized at December 31, 2004, and 5,436,101 shares outstanding. As of December 1, 2004, ACNB had approximately 2,900 stockholders of record. There is no other class of stock authorized or outstanding. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiary's ability to pay dividends to ACNB. ACNB Corporation has no equity compensation plans.

There have been no unregistered sales of stock in 2004, 2003, or 2002.

The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

                                                   PRICE RANGE PER SHARE           PER SHARE
                                                -------------------------        ------------
                                                  HIGH               LOW           DIVIDEND
                                                ------              -----         -----------
          2004:
               First Quarter                      $27.25            $26.50            $0.21
               Second Quarter                     $26.50            $24.05            $0.21
               Third Quarter                      $25.15            $23.50            $0.21
               Fourth Quarter                     $25.95            $24.90            $0.27

          2003:
               First Quarter                      $26.65            $21.00            $0.21
               Second Quarter                     $25.75            $22.80            $0.21
               Third Quarter                      $26.50            $24.05            $0.21
               Fourth Quarter                     $28.50            $25.25            $0.26

ITEM 6 - SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                        2004           2003           2002          2001           2000
                                                    ----------       --------      --------      --------        --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
     Interest income                                    $37,752      $  36,689      $  37,794      $  39,161      $  39,837
     Interest expense                                    13,183         13,945         13,453         16,056         16,929
                                                    -------------  -------------  -------------  ------------   ------------
     Net interest income                                 24,569         22,744         24,341         23,105         22,908
     Provision for loan losses                              300            265            370            240            240
                                                    -------------  -------------  -------------  ------------   ------------
     Net interest income after provision for loan
       losses                                            24,269         22,479         23,971         22,865         22,668
     Proceeds recognized from life insurance                  -          2,161              -                             -
     proceeds                                                                                              -
     Other income                                         5,865          7,268          5,028          3,533          2,797
     Other expenses                                      18,571         17,998         16,988         14,327         13,212
                                                     -------------  -------------  -------------  ------------   ------------
     Income before income taxes                          11,563         13,910         12,011         12,071         12,253
     Applicable income taxes                              2,255          3,142          3,107          3,734          4,158
                                                    -------------  -------------  -------------  ------------   ------------
     Net income                                        $  9,308      $  10,768     $    8,904     $    8,337     $    8,095
                                                    =============  =============  =============  ============   ============

BALANCE SHEET DATA (AT YEAR-END)
     Assets                                            $924,188       $873,083       $734,644       $630,234       $567,330
     Securities                                         405,943        388,252        309,655        219,841        168,540
     Loans, net                                         436,631        411,051        368,469        357,816        357,159
     Deposits                                           646,872        639,388        582,615        509,235        453,149
     Borrowings                                         196,966        156,676         76,445         51,501         48,957
     Stockholders' equity                                74,521         72,743         70,460         63,025         60,437

COMMON SHARE DATA
     Earnings per share - basic                           $1.71        $  1.98        $  1.64        $  1.53        $  1.44
     Cash dividends paid                                   0.90           0.89           1.08           0.88           0.87
     Book value per share                                 13.71          13.38          12.96          11.59          10.75
     Weighted average number of common shares         5,436,000      5,436,000      5,436,000      5,436,000      5,623,000
     Dividend payout ratio                                52.56%         44.93%         65.94%         57.37%         60.23%

PROFITABILITY RATIOS AND CONDITION
     Return on average assets                              1.04%         1.32%           1.35%          1.45%          1.46%
     Return on average equity                             12.84%        15.41%          13.45%         13.34%         13.50%
     Average stockholders' equity to average assets        8.11%         8.55%          10.04%         11.42%         10.81%

SELECTED ASSET QUALITY RATIOS
     Nonperforming loans to total loans                    1.86%         1.21%          0.65%           0.51%          0.79%
     Net charge-offs to average loans outstanding          0.08%         0.03%          0.07%           0.06%          0.02%
     Allowance for loan losses to total loans              0.89%         0.96%          1.02%           1.03%          1.02%
     Allowance for loan losses to nonperforming loans     47.94%        79.26%        158.82%         202.34%        129.83%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.


FORWARD-LOOKING STATEMENTS

In addition to historical information, this 2004 Annual Report contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis, as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, filed by the Corporation in 2004 and any Current Reports on Form 8-K filed by the Corporation.


CRITICAL ACCOUNTING POLICIES

The accounting policies that the Corporation's management deems to be most important to the portrayal of its financial condition and results of operations, and that require management's most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following policies are deemed to be critical accounting policies by management:

     The allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an Allowance for Loan Losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period. The Corporation assesses the adequacy of its allowance on a quarterly basis. The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, "Allowance for Loan Losses," in a subsequent section of the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The evaluation of securities for other than temporary impairment requires a significant amount of judgment. In estimating other than temporary impairment losses, management considers various factors, including length of time the fair value has been below cost, the financial condition of the issuer and the intent and ability of the corporation to hold the securities until recovery. Declines in fair value that are determined to be other than temporary are charged against earnings. For additional information see Footnote C in the Corporation's December 31, 2004 financial statements.

EXECUTIVE OVERVIEW

The Corporation's executive management team and board of directors have identified two performance measurements that they feel are key elements of enhancing shareholder value. These include: a) increase in earnings per share; and b) return on realized equity.

The primary source of the Corporation's revenues is net interest income derived from loans and investments, less their deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

Because of a low interest rate environment and overall decline in the financial services industry's net interest margin, the Corporation was unable to improve its net interest margin during 2004, but it has stabilized at 2.92% and 2.96% in 2004 and 2003, down from 3.91% in 2002. The stabilization during 2004 was primarily the result of a stronger emphasis on the securities portfolio as management leveraged the Corporation's interest earning assets. In addition, average loans increased 9.1% from 2003 to 2004 as compared to 5.8% from 2002 to 2003. Net interest income increased to $24,569,000 in 2004, compared to $22,744,000 in 2003, and $24,341,000 in 2002.

Other income was $5,865,000, $9,429,000, and $5,028,000 in 2004, 2003 and 2002.
The significant decrease from 2003 was primarily caused by a gain recognized from life insurance proceeds of $2,161,000 and an $879,000 decrease in gains on sale of securities.

Other expense increased to $18,571,000 in 2004, compared to $17,998,000 in 2003 and $16,988,000 in 2002. This increase can be attributed to necessary emphasis on new technology to serve our customers better and to comply with new government regulations, and expansion of our market in to new geographic regions. These efforts have resulted in increases in salaries and employee benefits, higher occupancy and equipment charges, and other operating expenses.

The Corporation's overall strategy is to enhance growth in existing markets and complement this with new products and services through the leveraging of existing resources. This has resulted in net income of $9,308,000, or $1.71 per share in 2004, compared to $10,768,000, or $1.98 per share in 2003, and $8,904,000, or $1.64 per share in 2002. Without the unusual occurrence of $2,161,000 in insurance proceeds, net income during 2003 would have been $8,607,000 or $1.58.

Returns on average equity were 12.84%, 15.41% and 13.45% in 2004, 2003 and 2002.

A more thorough discussion of Corporation's results of operations is included in the following pages.


NEW ACCOUNTING STANDARDS

SAB 105

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have any impact on our consolidated financial statements.

SOP 03-3

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005, and the initial implementation did not have any impact on the Corporation's consolidated financial statements.


RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of ACNB's traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest-bearing funds include deposits and borrowings.

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The "interest rate spread" and "net interest margin" are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets, which also considers the Corporation's net noninterest bearing funding sources, the largest of which are noninterest bearing demand deposits and stockholders' equity.

The following table includes average balances, rates and interest income and expense, the interest rate spread and the net interest margin:

TABLE 1 - AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE
                                          2004                            2003                            2002
                             ------------------------------   -----------------------------   ------------------------------
                               AVERAGE              YIELD/     AVERAGE              YIELD/     AVERAGE              YIELD/
                               BALANCE    INTEREST   RATE      BALANCE   INTEREST    RATE      BALANCE   INTEREST    RATE
                             ----------  --------- --------   --------- ---------  --------   --------  ---------- ---------
ASSETS  DOLLARS IN THOUSANDS

Interest Earning Assets
    Loans                      $424,299    $23,578     5.56%   $388,842   $23,670      6.09%   $367,494   $24,752      6.74%

    Taxable securities          384,563     13,155     3.42%    351,346    12,062      3.43%    247,272    12,727      5.15%
    Tax-exempt securities        23,283        917     3.94%     22,236       882      3.97%      5,788       241      4.16%
                               ---------  --------- -------    --------- ---------  -------    --------  ---------  -------
     TOTAL SECURITIES           407,846     14,072     3.45%    373,582    12,944      3.46%    253,060    12,968      5.12%
    Other                         8,152        102     1.25       5,173        75      1.45       2,336        74      3.17
                               ---------  --------- -------    --------- ---------  -------    --------  ---------  -------
     TOTAL INTEREST EARNING
       ASSETS                   840,297     37,752     4.49%    767,597    36,689      4.78%    622,890    37,794      6.07%
                                          --------- -------              ---------  -------              ---------  -------
Cash and due from banks          21,772                          20,974                          19,050
Premises and equipment            8,296                           7,371                           6,338
Other assets                     27,558                          25,628                          14,783
Allowance for loan losses        (4,067)                         (3,887)                         (3,722)
                               ---------                       ---------                       --------
     TOTAL ASSETS              $893,856                        $817,683                        $659,339
                               =========                       =========                       ========
LIABILITIES AND STOCKHOLDERS'
    EQUITY
Interest Bearing Liabilities
    Interest bearing demand
       deposits                $110,293        659     0.60%   $100,586     1,088      1.08%   $ 83,825     1,134      1.35%
    Savings deposits            241,192      2,544     1.05%    225,099     3,415      1.52%    158,804     3,070      1.93%
    Time deposits               230,117      6,308     2.74%    225,043     6,721      2.99%    223,308     8,054      3.61%
                               ---------  --------- -------    --------- ---------  -------    --------  ---------  -------
     TOTAL INTEREST BEARING
         DEPOSITS               581,602      9,511     1.64%    550,728    11,224      2.04%    465,937    12,258      2.63%
    Short-term borrowings        51,437        793     1.54%     45,290       741      1.64%     45,618       961      2.11%
    Long-term borrowings        108,507      2,879     2.65%     76,563     1,980      2.59%      5,342       234      4.38%
                               ---------  --------- -------    --------- ---------  -------    --------  ---------  -------
     TOTAL INTEREST BEARING
         LIABILITIES            741,546     13,183     1.78%    672,581    13,945      2.07%    516,897    13,453      2.60%
                                          --------- -------              ---------  -------              ---------  -------
    Non-interest bearing
      demand deposits            75,472                          71,474                          72,408
    Other liabilities             4,363                           3,744                           3,829
    Stockholders' equity         72,475                          69,884                          66,205
                               ---------                       ---------                       --------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY    $893,856                        $817,683                        $659,339
                               =========                       =========                       ========

NET INTEREST INCOME                        $24,569                        $22,744                         $24,341
                                          =========                      =========                       =========
INTEREST RATE SPREAD                                   2.71%                           2.71%                           3.47%
                                                    =======                         =======                         =======
NET INTEREST MARGIN                                    2.92%                           2.96%                           3.91%
                                                    =======                         =======                         =======

For yield calculation purposes, non-accruing loans are included in average loan balances.
Interest income on loans includes amortized fees and costs on loans totaling $186,000 in 2004, $637,000 in 2003 and $420,000 in 2002.

Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2004, 2003 and 2002. Table 2 analyzes the relative impact on net interest income for changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

Net interest income totaled $24,569,000 in 2004, compared to $22,744,000 in 2003, and $24,341,000 in 2002. The increase in net interest income during 2004 was primarily related to an increase in average earning assets. During 2003, net interest income declined as a result of a decline in rates, partially offset by an increase in interest bearing assets.

The net interest margin during 2004 was 2.92% compared to 2.96% during 2003. The decline in margin was primarily related to a decrease in average net noninterest bearing sources, primarily non-interest bearing demand deposits and stockholders' equity, as a percentage of interest bearing assets from 12.38% during 2003 to 11.75% during 2004. The yield on interest earning assets and cost of interest bearing liabilities declined by 0.29% during 2004.

The net interest margin during 2003 was 2.96% compared to 3.91% during 2002. Several factors impacted the net interest margin for 2003. First, ACNB was in an asset sensitive interest rate risk position in 2003, and interest earning assets repriced more quickly than interest bearing liabilities. Longer-term funding sources, including certificates of deposit, have to reach their maturity date to reprice. The yield on interest earning assets declined by 1.29% while the cost of interest bearing liabilities declined only 0.53%. Second, ACNB had a less profitable interest earning asset mix, as deposits and borrowings were used to fund securities because loan growth remained weak. Finally, the market area served by ACNB is highly competitive, resulting in financial institutions pricing quality credits competitively in order to increase volume.

Average earning assets were $840,297,000 in 2004, an increase of 9.5% over the 2003 balance of $767,597,000. Average earning assets for 2002 were $622,890,000. Securities growth was the primary contributor to the increase in average earning assets during these periods with loans remaining a secondary source.

A rate/volume analysis detailed in Table 2 shows that the significant increase in interest income change in 2004 was centered in taxable securities volume while the largest decrease in interest expense was in savings deposits. Positive volume changes in net interest income in 2003 were more than offset by negative rate changes. Management's emphasis on additional loan and security volume in 2004 resulted in increased net interest income and this emphasis will continue in 2005. Higher interest rates should also have a positive impact on net interest income.

Average interest bearing liabilities were $741,546,000 in 2004, up from $672,581,000 in 2003, and $516,897,000 in 2002. Loan and securities growth was primarily funded by an increase in interest bearing liabilities in 2004 and 2003, with a continued shift in mix from time deposits to borrowed money and lower-cost demand and savings deposits.

The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest-earning assets and interest-bearing liabilities:

TABLE 2 - RATE/VOLUME ANALYSIS
                                                     2004 VERSUS 2003                          2003 VERSUS 2002
                                          ----------------------------------------   ---------------------------------------
                                              DUE TO CHANGES IN                         DUE TO CHANGES IN
                                          -------------------------                  -------------------------
                                            VOLUME         RATE          TOTAL        VOLUME         RATE          TOTAL
                                          ---------      -------        -------      --------      -------       ---------
IN THOUSANDS
Interest Earning Assets
    Loans                                      $2,068       $(2,160)      $   (92)       $1,389       $(2,471)      $(1,082)

    Taxable securities                          1,126           (33)        1,093         4,372        (5,037)         (665)
    Tax-exempt securities                          42            (7)           35           653           (12)          641
                                          ------------  ------------  ------------  ------------  ------------  ------------

     TOTAL SECURITIES                           1,168           (40)        1,128         5,025        (5,049)          (24)

    Other                                          38           (11)           27            56           (55)            1
                                          ------------  ------------  ------------  ------------  ------------  ------------

     TOTAL                                      3,274        (2,211)        1,063         6,470        (7,575)       (1,105)
                                          ------------  ------------  ------------  ------------  ------------  ------------

                                                     2004 VERSUS 2003                          2003 VERSUS 2002
                                          -----------------------------------------  ----------------------------------------
                                              DUE TO CHANGES IN                         DUE TO CHANGES IN
                                          ------------------------                   ----------------------
                                            VOLUME         RATE          TOTAL        VOLUME         RATE          TOTAL
                                          ---------      -------        -------      --------       ------        -------
IN THOUSANDS
Interest Bearing Liabilities
    Interest bearing demand deposits         $     96      $   (525)     $   (429)      $   203      $   (249)    $     (46)
    Savings deposits                              232        (1,103)         (871)        1,092          (747)          345
    Time deposits                                 151          (564)         (413)         (393)         (940)       (1,333)
    Short-term borrowings                          98           (46)           52            (7)         (213)         (220)
    Long-term borrowings                          849            50           899         1,880          (134)        1,746
                                          ------------  ------------  ------------  ------------  ------------  ------------

     TOTAL                                      1,426        (2,188)         (762)        2,775        (2,283)          492
                                          ------------  ------------  ------------  ------------  ------------  ------------

     CHANGE IN NET INTEREST INCOME             $1,848      $    (23)       $1,825        $3,695       $(5,292)      $(1,597)
                                          ============  ============  ============  ============  ============  ============

The net change attributable to the combination of rate and volume has been allocated to the change is due to volume and rate. For yield calculation purposes, non-accruing loans are included in average balances.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged against earnings was $300,000 in 2004, compared to $265,000 in 2003 and $370,000 in 2002. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

See further discussion in the "Asset Quality" discussion of this annual report.


OTHER INCOME

Other income was $5,865,000 for the year ended December 31, 2004, a $3,564,000 decrease from 2003. The decrease was primarily the result of a $2,161,000 gain realized from insurance proceeds due to the death of an executive officer during 2003 and $1,992,000 of gains on sales of securities during 2003 as compared to $1,113,000 during 2004. Excluding the gain from insurance proceeds and gains from sales of securities, other income totaled $5,276,000 during 2003 as compared to $5,028,000 during 2002.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, totaled $714,000 for the year ended December 31, 2004, as compared to $663,000 during 2003 and $683,000 in 2002. At December 31, 2004, ACNB had total assets under administration of approximately $74,000,000, up 15.6% compared to $64,000,000 at the end of 2003 and $59,000,000 at the end of 2002. The increase in income was the result of an increase in assets under management.

Other income was $862,000 for the year ended December 31, 2004, a decrease of $635,000 as compared to income of $1,497,000 during 2003. Other income during 2002 totaled $1,538,000. The major factors in the decline in 2004 as compared to 2003 were a decline in gains on loan sales from $337,000 during 2003 to $113,000 during 2004, which is a result of a major slowdown in mortgage refinancings and a gain on sale of bank real estate of $173,000 during 2003.

OTHER EXPENSE

The largest component of other expense is salaries and employee benefits, which decreased $18,000, or 0.2%, to $9,884,000 in 2004, after increasing by $448,000, or 4.7%, in 2003. The decrease in salary and employee benefits was the result of loan expenses deferred in accordance with Statement of Financial Accounting Standards No. 91. Excluding the increase in the SFAS No. 91 adjustment, salaries and benefits would have increased by $423,000 or 4.3%. The change in salaries and employee benefits during 2004, 2003 and 2002 is attributable to the following factors:

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

Net occupancy expense was $952,000 in 2004, $933,000 in 2003, and $829,000 in
2002 and furniture and equipment expense totaled $2,131,000 during 2004 as compared to $1,960,000 during 2003 and $1,411,000 during 2002. The increases were the result of additional operational expenses and maintenance associated with the overall bank growth and more sophisticated delivery channels offered to the bank's customer base.

Professional services expense totaled $730,000 during 2004, as compared to $543,000 for 2003 and $648,000 during 2002. During 2004, due diligence fees for the acquisition of Russell Insurance Group were included in professional services. During 2002, payments for the rights to and implementation of Overdraft Privilege were included in professional services expense. The overdraft privilege service allows checking account overdrafts up to a pre set dollar amount with a fee for every check paid. The Corporation experienced an increase in service charges on deposits during 2002 as compared 2001.

Other operating expenses totaled $3,251,000 during 2004, compared to $3,084,000 during 2003 and $3,060,000 in 2002. Significant expense components in this category include marketing and advertising and Pennsylvania Bank Shares Tax.


INCOME TAX EXPENSE

ACNB recognized income taxes of $2,255,000, or 19.5% of pretax income during 2004 as compared to $3,142,000, or 22.6% of pre-tax income during 2003, and $3,107,000, or 25.9% of pre-tax income in 2002. The variances from the federal statutory rate of 35% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The decline in the effective tax rate during 2004 is a result of historical tax credits of $891,000 associated with a low income housing project. The downward trend in the effective tax rate from 2002 to 2004 is consistent with the increase in tax-free investment securities and low income housing credits during this period.

At December 31, 2004, net deferred tax assets amounted to $2,702,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

Average earning assets increased in 2004 to $840,297,000 or 9.5% or from $767,597,000 in 2003, and $622,890,000 in 2002. ACNB's investment portfolio has increased over the last three years, as a result of planned growth using borrowed funds. To a lesser degree, growth in commercial and consumer loans contributed to the increase in average earning assets. Average funding sources, or interest bearing liabilities, increased in 2004 to $741,546,000 from $672,581,000 in 2003, and $516,897,000 in 2002.

INVESTMENT SECURITIES

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio, in part, reflects the trends in loans, deposits, and borrowed funds during 2004 and 2003. As deposit and borrowing growth outpaced loan growth during 2004 and 2003, excess funding was invested in the securities portfolio. Much of the investment activity focused on U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

At December 31, 2004, the securities balance included a net unrealized loss on available for sale securities of $1,762,000, net of taxes, versus a net unrealized gain of $442,000, net of taxes at December 31, 2003. The reduction in interest rates during 2003 led to the appreciation in the fair value of securities during 2003.

The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated:

TABLE 3 - INVESTMENT SECURITIES
                                                              2004               2003                2002
                                                        ---------------   -----------------   ----------------
IN THOUSANDS
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
     U.S. Government and agencies                             $157,810          $  39,836           $  32,428
     Mortgage-backed securities                                118,000            176,061             184,893
     State and municipal                                        22,928             23,271                   -
     Corporate bonds                                            82,071            106,401              65,068
     Stock in other banks                                          574                500                   -
                                                       ----------------   ----------------    ----------------

                                                               381,383            346,069             282,389
                                                        ----------------   ----------------    ----------------

HELD TO MATURITY SECURITIES AT AMORTIZED COST
     U.S. Government and agencies                               10,000             15,535              25,540
     Mortgage-backed securities                                 14,206             26,201               1,509
     State and municipal                                           354                447                 217
                                                       ----------------   ----------------    ----------------

                                                                24,560             42,183              27,266
                                                       ----------------   ----------------    ----------------

                                                              $405,869           $388,252            $309,655
                                                       ================   ================    ================

TABLE 4 - SECURITIES MATURITY SCHEDULE

                                                                                         OVER 10 YEARS
                                     1 YEAR OR LESS   OVER 1-5 YEARS    OVER 5-10 YEARS  OR NO MATURITY          TOTAL
                                    ---------------- ----------------  ----------------- ---------------    ---------------

                                     AMOUNT    YIELD   AMOUNT    YIELD  AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT   YIELD
                                    ---------  -----  -------   ------ -------   ------  -------   ------  -------  ------
DOLLARS IN THOUSANDS
U.S. Government and agencies $              -     - %  $55,000    3.61%  $78,912   4.07% $ 35,000    4.02% $168,912   3.91%
Mortgage-backed securities                  -     -     59,450    3.57    39,017   3.72    34,956    4.85   133,423   3.95
State and municipal                         -     -        354    3.33    15,999   3.69     6,917    4.56    23,270   3.94
Corporate bonds                        10,178    2.12   72,372    3.44         -     -          -      -     82,550   3.28
Stock in other banks                        -     -          -      -          -     -        500    2.50       500   2.50
                                     --------  -----  ---------  -----  --------  ------ ---------  -----  --------- ------
                                      $10,178   2.12% $187,176    3.65% $133,928   3.92 % $77,373    4.43% $408,655   3.80%
                                     ========  =====  =========  =====  ========  ====== =========  =====  ========= ======

Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

LOANS

Loans outstanding increased $25,540,000, or 6.1% in 2004, compared to 10.7% growth experienced in 2003. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan portfolio experienced solid growth during 2003, increasing by approximately $17,000,000. The commercial loan growth experienced in 2004 is the result of actively marketing to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.


TABLE 5 - LOAN PORTFOLIO Loans at December 31 were as follows:

                                                            2004          2003          2002          2001          2000
                                                        -----------   ------------   ----------    -----------   ----------
IN THOUSANDS
Commercial, financial and agricultural                    $  31,187     $  18,080     $  21,128     $  18,027     $  18,376
Real estate:
     Commercial                                              99,988       100,536        90,967        83,067        79,629
     Construction                                            20,232        22,298        16,096        15,497        15,786
     Residential                                            278,519       262,893       232,669       232,821       234,620
Installment                                                  10,643        11,222        11,446        12,127        12,443
                                                        ------------  ------------  ------------  ------------  ------------

       TOTAL LOANS                                         $440,569      $415,029      $372,306      $361,539      $360,854
                                                        ============  ============  ============  ============  ============

The maturity range of the loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

TABLE 6 - LOAN MATURITIES AND SENSITIVITIES
                                                    LESS THAN 1
                                                        YEAR              1-5 YEARS        OVER 5 YEARS           TOTAL
                                                   ---------------    ----------------   ----------------    ---------------
IN THOUSANDS
Commercial, financial and agricultural                   $  14,615          $  10,463            $ 6,109           $  31,187
Real estate:
     Commercial                                             33,721             50,404             15,863              99,988
     Construction                                           13,390              6,306                536              20,232
                                                   ---------------    ----------------   ----------------    ---------------

         TOTAL                                           $  61,726          $  67,173            $22,508            $151,407
                                                   ===============    ================   ================    ===============

Loans with a fixed interest rate                             8,331              5,252              7,592              21,175
Loans with a variable interest rate                         53,395             61,921             14,916             130,232
                                                   ---------------    ----------------   ----------------    ---------------

         TOTAL                                           $  61,726         $  67,173             $22,508            $151,407
                                                   ===============    ================   ================    ===============

Most of the Corporation's activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.


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

The unemployment rate in ACNB's market area remained below the national average during 2004. Additionally, reasonably low interest rates, a stable local economy and minimal inflation continued to support favorable economic conditions in the area.

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

The following table sets forth the Corporation's non-performing assets as of the dates indicated:

TABLE 7 - NON-PERFORMING ASSETS
                                                      2004           2003           2002            2001            2000
                                                 ------------   -------------   ------------    ------------    ------------
DOLLARS IN THOUSANDS
Non-accrual loans                                     $8,054         $4,413          $1,037            $837          $1,318
Accruing loans 90 days past due                          160            606           1,379           1,003           1,528
                                                 ------------   -------------   ------------    ------------    ------------
         TOTAL NON-PERFORMING LOANS                    8,214          5,019           2,416           1,840           2,846

Foreclosed real estate                                   213            394             559           1,646             981
                                                 ------------   -------------   ------------    ------------    ------------

         TOTAL NON-PERFORMING ASSETS                  $8,427         $5,413          $2,975          $3,486          $3,827
                                                 ============   =============   ============    ============    ============

Ratios:
     Non-performing loans to total loans                1.86%         1.21%           0.65%           0.51            0.79%
     Non-performing assets to total assets              0.91%         0.62%           0.40%           0.55            0.67%
     Allowance for loan losses to non-
         performing loans                              47.94%        79.26%         158.82%         202.34          129.83%

If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $384,000 in 2004, $82,000 in 2003, and $55,000 in 2002.

Impaired loans at December 31, 2004 and 2003 totaled $7,539,000 and $200,000, respectively. The related allowance for loan losses totaled $619,000 and $20,000, respectively. The increase in nonaccrual and impaired loans during 2004 is related to 3 commercial loan relationships, which are collateralized by real estate. Even though all 3 relationships' payments were current as of December 31, 2004, they were classified as nonaccrual and impaired during 2004 because cash flows reported by the related companies are not sufficient to service the debt.

Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $5.2 million at December 31, 2004. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.


ALLOWANCE FOR LOAN LOSSES

ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio and is established through a provision for loan losses charged to earnings. On a quarterly basis, the Corporation utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated".

Management assigns internal risk ratings for each significant commercial lending relationship. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses for non-rated and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list," and evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management's analysis considers:

         o   adverse situations that may affect the borrower's ability to repay;

         o   estimated value of underlying collateral; and

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

         o    concentrations in lending activities; and

         o    other factors that management may deem appropriate.

Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

         o    risk of error in the specific and general reserve allocations;

         o    other potential exposure in the loan portfolio;

         o variances in management's assessment of national and local economic conditions; and

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

The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

TABLE 8 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                          YEARS ENDED DECEMBER 31,
                                                    2004            2003           2002            2001            2000
                                                 ------------   -------------   ------------    ------------    ------------
DOLLARS IN THOUSANDS
Beginning balance                                     $3,978         $3,837          $3,723          $3,695          $3,543
Provision for loan losses                                300            265             370             240             240

Loans charged off:
     Commercial, financial and
         agricultural                                    316             90              87              39              11
     Real estate                                          31             32             192             131              42
     Consumer                                             43             47              57             139              84
                                                 ------------   -------------   ------------    ------------    ------------

         TOTAL CHARGED-OFF                               390            169             336             309             137
                                                 ------------   -------------   ------------    ------------    ------------

Recoveries:
     Commercial, financial and
         agricultural                                      8              6              27              49               5
     Real estate                                           -              7              22               3               2
     Consumer                                             42             32              31              45              42
                                                 ------------   -------------   ------------    ------------    ------------

         TOTAL RECOVERIES                                 50             45              80              97              49
                                                 ------------   -------------   ------------    ------------    ------------

Net charge-offs                                          338            124             256             212              88
                                                 ------------   -------------   ------------    ------------    ------------

Ending balance                                        $3,938         $3,978          $3,837          $3,723          $3,695
                                                 ============   =============   ============    ============    ============

Ratios:
     Net charge-offs to average loans                   0.08%          0.03%          0.07%           0.06            0.02%
     Allowance for loan losses to total
         loans                                          0.89%          0.96%          1.02%           1.03            1.02%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                               2004                 2003                 2002                  2001                 2000
                        ------------------    -----------------  ---------------------  ------------------  --------------------
                                   PERCENT              PERCENT              PERCENT              PERCENT              PERCENT
                                   OF LOAN              OF LOAN              OF LOAN              OF LOAN              OF LOAN
                                   TYPE TO              TYPE TO              TYPE TO              TYPE TO              TYPE TO
                                   TOTAL                TOTAL                TOTAL                TOTAL                TOTAL
                         AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS
                        ---------  --------  --------- ---------  ---------  --------   --------  ---------  --------  ---------
DOLLARS IN THOUSANDS
Commercial,
financial and
    agricultural        $   941       7.1%    $  875      4.4%     $  930       5.6%     $  937      5.0%    $ 1,007      5.1%
Real estate:
    Commercial            1,288      22.7      1,388     24.2       1,394      24.3       1,543     22.9       1,481     22.1
    Construction            248       4.6        308      5.4         258       4.3         275      4.3         307      4.4
    Residential             674      63.2        684     63.3         467      62.7         533     64.5         339     65.0
Consumer                    420       2.4        504      2.7         375       3.1         360      3.3         132      3.4
Unallocated                 367      N/A         219     N/A          413      N/A           75     N/A          429     N/A
                        ---------  --------  --------- ---------  ---------  --------   --------  ---------  --------  ---------

     TOTAL               $3,938     100.00%   $3,978    100.00%    $3,837     100.00%    $3,723   100.00%     $3,695    100.00%
                        =========  ========  ========= =========  =========  ========   ========  =========  ========  =========

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


PREMISES AND EQUIPMENT

The increase in premises and equipment from $7,053,000 at December 31, 2003 to $11,992,000 at December 31, 2004 is primarily related to the Corporation's new Operations Center, which is scheduled to be completed during 2005. Additionally, the Corporation anticipates incurring an additional $2.8 million related to the Operations Center.

DEPOSITS

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Average deposits increased 5.6% or $34.9 million during 2004 compared to 15.6% during 2003. The 2003 growth was accomplished primarily through the marketing of a special money market rate account to compete with money market mutual funds. Additionally, deposits have grown as consumers have migrated towards deposit products, which are generally regarded as safer, more liquid investments as compared to the stock market. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens. However, ACNB's ability to maintain and add to its deposit base may experience additional competitive pressures from the stock market and/or other alternative investment products offered by the insurance industry and others.


TABLE 10 - TIME DEPOSITS

Maturities of time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:


IN THOUSANDS
Three months or less                          $  6,724
Over three through six months                    4,446
Over six through twelve months                   5,872
Over twelve months                              18,958
                                              --------

       TOTAL                                   $36,000
                                              ========

BORROWINGS

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh (FHLB). As of December 31, 2004, short-term borrowings were $64,966,000, a decrease of $4,710,000, or 6.8%, from the December 31, 2003 balance of $69,676,000.

                                                                                 2004              2003             2002
                                                                             ------------      ------------     ------------
IN THOUSANDS
          Amounts outstanding at end of year:
               FHLB overnight advance                                            $30,706           $29,320          $20,050
               Securities sold under repurchase agreements                        33,810            39,906           35,945
               Treasury tax and loan note                                            450               450              450
                                                                             ------------      ------------     ------------

                                                                                 $64,966           $69,676          $56,445
                                                                             ============      ============     ============

                                                                                 2004              2003             2002
                                                                             ------------      ------------     ------------
IN THOUSANDS
          Average interest rate at year-end                                         1.84%             1.37%           1.84%
          Maximum amount outstanding at any month-end                            $79,589           $75,867          $73,064
          Average amount outstanding                                             $51,437           $45,290          $45,618
          Weighted average interest rate                                            1.54%             1.64%            2.11%

Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB's growth in its securities portfolio. Long-term debt totaled $132,000,000 at December 31, 2004, versus $87,000,000 at December 31, 2003. The increase in long-term debt was used to fund additional investments in securities and loans.


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

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2004, ACNB retained $4,416,000, or 47%, of its net income as compared to $5,930,000 or 55% during 2003 and $4,120,000 or 46% during 2002.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2004 and 2003, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as "well-capitalized." There are no conditions or events since the notification that management believes have changed the subsidiary bank's category.

TABLE 11 - RISKED-BASED CAPITAL

ACNB's capital ratios are as follows:

                                                                                 2004             2003
                                                                               --------        ---------
          Tier 1 leverage ratio (to average assets)                               8.34             8.85
          Tier 1 risk-based capital ratio (to risk-weighted assets)              13.91            13.93
          Total risk-based capital ratio                                         14.64            14.70

LIQUIDITY

Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $33,810,000 and $39,906,000 at December 31, 2004 and 2003, respectively.

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB's funds are available from a variety of sources, including assets that are readily convertible to such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2004, ACNB could borrow approximately $450,136,000 from the FHLB of which $287,430,000 was available.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $7,357,000 at December 31, 2004. For a discussion of ACNB's dividend restrictions, see Item 1
- "Business."

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions. The Corporation's operating cash flows totaled $11,034,000 during 2004 as compared to $12,742,000 during 2003 and $4,862,000 during 2002. The primary sources of cash flows are payments received for interest and dividends, partially offset by payments for interest on deposits and borrowings and payments for other expenses. See the cash flows statement for additional information.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table represents the Corporation's on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2004:

                                                         LESS THAN       1 - 3         4 - 5        OVER 5
                                                          1 YEAR         YEARS         YEARS         YEARS         TOTAL
                                                        ------------  ------------  ------------  ------------  ------------
IN THOUSANDS
Time deposits                                              $126,780       $68,101       $28,938   $         -      $223,819
Long-term debt                                               57,000        55,000             -        20,000       132,000
Operating leases                                                465           523           217           104         1,309
Payments under benifit plans                                    683         1,512         1,694         9,040        12,929
                                                        ------------  ------------  ------------  ------------  ------------

       TOTAL                                               $184,928      $125,136       $30,849       $29,144      $370,057
                                                        ============  ============  ============  ============  ============

In addition, the Corporation in the conduct of business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts.

Management expects to incur approximately $2,775,000 in capital expenditures during 2005, approximately $2,500,000 for completion of an operations center and $275,000 for low income housing projects.

Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of the Corporation.


OFF-BALANCE SHEET ARRANGEMENTS

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2004, the Corporation had unfunded outstanding commitments to extend credit of $73 million and outstanding standby letters of credit of $5,732,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to footnote N of the consolidated financial statements for a discussion of the nature, business purpose and importance of the Corporation's off-balance sheet arrangements.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The bank subsidiary asset/liability committee is responsible for these decisions. The Corporation primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, there is no use of hedging instruments.

The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.

The Corporation uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the

Corporation's interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity, and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Corporation's interest rate risk position over time.

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

The simulation analysis results are presented in Table 13a. These results as of December 31, 2004, indicate that the Corporation would expect net interest income to decrease over the next twelve months by 18.8% assuming an immediate upward shift in market interest rates of 3.00% and to decrease by 8.5% if rates shifted downward 1.00%. The results for a downward shift in market rates of 3.00% were not presented as they would not be meaningful in an already low interest rate environment. This profile reflects a liability sensitive short-term rate risk position and exceeds guidelines set by policy. However, included in this simulation were borrowings of $45,000,000 that matured in January and February of 2005 and were re-termed at 2 and 3 years with an average rate of 3.76%. The Corporation relies more on cash flow statements and a dynamic gap report for day to day operations and both indicate an asset sensitive position.

The model indicates that net interest income would decline in both up and down directions of interest rates because of a large amount of transaction accounts positioned to change rates overnight. Since they are theoretically positioned to change rates immediately they cause a negative change in net interest income regardless of direction of interest rates. In actual practice, management would change these rates much more gradually than the model predicts. Since interest rates are at 50-year lows, an asset sensitive position will enable the Corporation to capitalize on rising rates. Additionally, management aims to manage interest rate risk on the asset side or the balance sheet by keeping security maturities relatively short (average of 7 years to maturity at December 31, 2004) and by trying to attract variable rate loans and commercial loans with a maximum rate lock period of no more than 5 years.

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

The net present value analysis results are presented in Table 13b. These results, as of December 31, 2004, indicate that the net present value would decrease 18.9% assuming an immediate upward shift in market interest rates of 3.00% and to decrease 2.0% if rates shifted 1.00% in the same manner. The results for a downward shift in market rates of 3.00% were not presented as they would not be meaningful in an already low interest rate environment.

The Corporation's current strategy is to extend liability maturities and keep asset maturities relatively short to protect against both greater earnings at risk and value at risk.

          DECEMBER 31, 2004                          DECEMBER 31, 2004
--------------------------------------     ---------------------------------------
              TABLE 13A                                  TABLE 13B
   NET INTEREST INCOME PROJECTIONS                 PRESENT VALUE EQUITY
--------------------------------------     ---------------------------------------
   CHANGES IN                                 CHANGES IN
  BASIS POINTS            % CHANGE           BASIS POINTS           % CHANGE
------------------      ----------------   ------------------    -----------------
           (300)                  N/A %                (300)                N/A %
           (100)                (8.54)%                (100)              (1.98)%
              -                  -    %                   -                -    %
            100                (11.52)%                 100               (3.63)%
            300                (18.80)%                 300              (18.94)%


          DECEMBER 31, 2003                          DECEMBER 31, 2003
--------------------------------------     ---------------------------------------
              TABLE 13A                                  TABLE 13B
   NET INTEREST INCOME PROJECTIONS                 PRESENT VALUE EQUITY
--------------------------------------     ---------------------------------------
   CHANGES IN                                 CHANGES IN
  BASIS POINTS            % CHANGE           BASIS POINTS           % CHANGE
------------------      ----------------   ------------------    -----------------
           (300)               (17.56)%                (300)               2.70 %
           (100)                (9.89)%                (100)              (1.38)%
              -                      -%                   -                   - %
            100                 (3.38)%                 100                2.85%
            300                  4.39 %                 300                3.98%

ITEM 8 - FINANCIAL STATEMENTS

        (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                            PAGE


Report of Independent Registered Public Accounting Firm ..................... 33

Consolidated Statements of Condition ........................................ 34

Consolidated Statements of Income ........................................... 35

Consolidated Statements of Changes in Stockholders' Equity .................. 36

Consolidated Statements of Cash Flows ....................................... 37

Notes to Consolidated Financial Statements .................................. 38

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM


To the Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania


         We have audited the accompanying consolidated statement of condition of ACNB Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The December 31, 2003 and 2002 consolidated financial statements were audited by other auditors whose report, dated January 17, 2004, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ Beard Miller Company LLP



Harrisburg, Pennsylvania
March 10, 2005

ACNB CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CONDITION


                                                                                                DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                         2004                 2003
                                                                                    ----------------     ----------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
ASSETS
   Cash and due from banks                                                               $   21,757           $   32,381
   Interest-bearing deposits in banks                                                           938                1,033
                                                                                    ----------------     ----------------

       Cash and Cash Equivalents                                                             22,695               33,414

   Securities available for sale                                                            381,383              346,069
   Securities held to maturity, fair value 2004 $25,089; 2003 $43,076                        24,560               42,183
   Loans held for sale                                                                          511                   86
   Loans, net of allowance for loan losses 2004 $3,938; 2003 $3,978                         436,631              411,051
   Premises and equipment                                                                    11,992                7,053
   Restricted investment in bank stocks                                                      10,271                7,047
   Investment in bank owned life insurance                                                   19,198               14,683
   Investments in low income housing partnerships                                             6,153                3,371
   Other assets                                                                              10,794                8,126
                                                                                    ----------------     ----------------

       TOTAL ASSETS                                                                        $924,188             $873,083
                                                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Non-interest bearing                                                                $  74,667            $  75,819
      Interest bearing                                                                      572,205              563,569
                                                                                    ----------------     ----------------

       Total Deposits                                                                       646,872              639,388

   Short-term borrowings                                                                     64,966               69,676
   Long-term borrowings                                                                     132,000               87,000
   Other liabilities                                                                          5,829                4,276
                                                                                    ----------------     ----------------

       TOTAL LIABILITIES                                                                    849,667              800,340
                                                                                    ----------------     ----------------

STOCKHOLDERS' EQUITY

   Common stock, $2.50 par value; 20,000,000 shares authorized;
      5,436,101 shares issued and outstanding                                                13,590               13,590
   Retained earnings                                                                         63,127               58,711
   Accumulated other comprehensive income (loss)                                             (2,196)                 442
                                                                                    ----------------     ----------------

       TOTAL STOCKHOLDERS' EQUITY                                                            74,521               72,743
                                                                                    ----------------     ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $924,188             $873,083
                                                                                    ================     ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------------------
                                                                         2004                2003               2002
                                                                    ----------------    ---------------    ----------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
INTEREST INCOME
   Loans, including fees                                                    $23,578             $23,670            $24,752
   Securities:
      Taxable                                                                13,002              11,904             12,608
      Tax-exempt                                                                917                 882                241
      Dividends                                                                 153                 158                119
   Other                                                                        102                  75                 74
                                                                    ----------------    ---------------    ----------------

       TOTAL INTEREST INCOME                                                 37,752              36,689             37,794
                                                                    ----------------    ---------------    ----------------

INTEREST EXPENSE
   Deposits                                                                   9,511              11,224             12,258
   Short-term borrowings                                                        793                 741                961
   Long-term debt                                                             2,879               1,980                234
                                                                    ----------------    ---------------    ----------------

       TOTAL INTEREST EXPENSE                                                13,183              13,945             13,453
                                                                    ----------------    ---------------    ----------------

       NET INTEREST INCOME                                                   24,569              22,744             24,341

PROVISION FOR LOAN LOSSES                                                       300                 265                370
                                                                    ----------------    ---------------    ----------------

       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   24,269              22,479             23,971
                                                                    ----------------    ---------------    ----------------

OTHER INCOME
   Service charges on deposit accounts                                        1,780               1,788              1,755
   Income from fiduciary activities                                             714                 663                683
   Earnings on investment in bank owned life insurance                          683                 722                572
   Gain recognized from life insurance proceeds                                   -               2,161                  -
   Gains on sales of securities                                               1,113               1,992                  -
   Service charges on ATM and debt card transactions                            713                 606                480
   Other                                                                        862               1,497              1,538
                                                                    ----------------    ---------------    ----------------

       TOTAL OTHER INCOME                                                     5,865               9,429              5,028
                                                                    ----------------    ---------------    ----------------

OTHER EXPENSES
   Salaries and employee benefits                                             9,884               9,902              9,454
   Net occupancy expense                                                        952                 933                829
   Equipment expense                                                          2,131               1,960              1,411
   Professional services                                                        730                 543                648
   Other tax expense                                                            990                 937                875
   Supplies and postage                                                         633                 639                711
   Other operating                                                            3,251               3,084              3,060
                                                                    ----------------    ---------------    ----------------

       TOTAL OTHER EXPENSES                                                  18,571              17,998             16,988
                                                                    ----------------    ---------------    ----------------

       INCOME BEFORE INCOME TAXES                                            11,563              13,910             12,011

PROVISION FOR INCOME TAXES                                                    2,255               3,142              3,107
                                                                    ----------------    ---------------    ----------------

       NET INCOME                                                           $ 9,308             $10,768           $  8,904
                                                                    ================    ===============    ================
PER SHARE DATA
   Basic earnings                                                          $   1.71            $   1.98          $   1.64
                                                                    ================    ===============    ================

   Cash dividends declared                                                    $0.90            $   0.89          $   1.08
                                                                    ================    ===============    ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                  ACCUMULATED
                                                                                                     OTHER           TOTAL
                                                                      COMMON        RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                                       STOCK        EARNINGS     INCOME (LOSS)      EQUITY
                                                                     ----------   -----------  ---------------- ---------------
DOLLARS IN THOUSANDS
BALANCE - DECEMBER 31, 2001                                           $13,590       $48,661         $   774         $63,025
                                                                                                                   -------
Comprehensive income:
    Net income                                                              -         8,904               -           8,904
    Change in net unrealized gains on securities available for
       sale, net of reclassification adjustment and taxes                   -             -           3,315           3,315
                                                                                                                   -------
    TOTAL COMPREHENSIVE INCOME                                                                                       12,219
                                                                                                                    -------
    Cash dividends declared                                                 -        (4,784)              -          (4,784)
                                                                      -------       -------         -------        --------

BALANCE - DECEMBER 31, 2002                                            13,590        52,781           4,089          70,460
                                                                                                                   -------
Comprehensive income:
    Net income                                                              -        10,768               -          10,768
    Change in net unrealized gains on securities available for
       sale, net of reclassification adjustment and taxes                   -             -          (3,647)         (3,647)
                                                                                                                   -------
    TOTAL COMPREHENSIVE INCOME                                                                                        7,121
                                                                                                                   -------
    Cash dividends declared                                                 -        (4,838)              -          (4,838)
                                                                      -------       -------         -------        --------

BALANCE - DECEMBER 31, 2003                                            13,590        58,711             442          72,743
                                                                                                                   --------

Comprehensive income:
    Net income                                                              -         9,308               -           9,308
    Change in net unrealized gains on securities available for
       sale, net of reclassification adjustment and taxes                   -             -          (2,205)         (2,205)
    Change in unfunded pension liability, net of taxes                      -             -            (433)           (433)
                                                                                                                   -------
    TOTAL COMPREHENSIVE INCOME                                                                                        6,670
                                                                                                                   -------
    Cash dividends declared                                                 -        (4,892)              -          (4,892)
                                                                      -------       -------         -------        --------

BALANCE - DECEMBER 31, 2004                                           $13,590       $63,127         $(2,196)        $74,521
                                                                      =======       =======         =======        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                2004             2003            2002
IN THOUSANDS
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and dividends received                                             $  40,700        $  40,467       $  39,348
   Fees and commissions received                                                   2,485            5,066             358
   Interest paid                                                                 (13,064)         (14,417)        (13,998)
   Cash paid to suppliers and employees                                          (16,432)         (18,116)        (15,675)
   Income taxes paid                                                              (2,343)          (3,053)         (3,959)
   Loans originated for sale                                                      (8,778)         (18,735)        (22,360)
   Proceeds on mortgage loans sold                                                 8,466           21,530          21,148
                                                                            -------------    -------------   --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                11,034           12,742           4,862
                                                                            -------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held to maturity             17,491            5,366          16,821
   Proceeds from maturities of investment securities available for sale          184,614          148,086         117,852
   Proceeds from sales of securities available for sale                          200,181          131,253               -
   Purchase of investment securities held to maturity                                  -          (23,438)              -
   Purchase of investment securities available for sale                         (424,870)        (344,980)       (221,947)
   Net purchase of restricted investment in bank stocks                           (3,224)          (3,155)           (736)
   Net (increase) decrease in loans                                              (25,880)         (42,723)        (12,271)
   Purchase of bank owned life insurance                                          (4,400)               -               -
   Investments in low income housing partnerships                                 (2,944)          (1,025)           (966)
   Capital expenditures                                                           (5,784)            (675)         (2,109)
   Proceeds from sale of other real estate owned                                     181              699           1,140
                                                                            -------------    -------------   --------------

         NET CASH USED IN INVESTING ACTIVITIES                                   (64,635)        (130,592)       (102,216)
                                                                            -------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, interest-bearing deposits, and savings         6,116           63,507          73,770
      accounts
   Net increase (decrease) in time certificates of deposit                         1,368           (6,734)          1,684
   Net increase (decrease) in short-term borrowings                               (4,710)          13,231           4,944
   Dividends paid                                                                 (4,892)          (4,838)         (5,871)
   Proceeds from long-term borrowings                                             45,000           67,000          20,000
                                                                            -------------    -------------   --------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                42,882          132,166          94,527
                                                                            -------------    -------------   --------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (10,719)          14,316          (2,827)

CASH AND CASH EQUIVALENTS - BEGINNING                                             33,414           19,098          21,925
                                                                            -------------    -------------   --------------

CASH AND CASH EQUIVALENTS - ENDING                                             $  22,695        $  33,414       $  19,098
                                                                            =============    =============   ==============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
   Net income                                                                    $ 9,308        $  10,768      $    8,904
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gains on sales of loans                                                       (113)            (337)           (292)
      Earnings on investment in bank owned life insurance                           (683)            (722)           (572)
      Gains on sales of securities                                                (1,113)          (1,992)              -
      Depreciation and amortization                                                  845              804             631
      Provision for loan losses                                                      300              265             370
      (Benefit) expense for deferred taxes                                           350              146            (349)
      Amortization of investment securities premiums                               2,614            3,240             795
      (Increase) decrease in interest receivable                                     334              538             759
      Increase (decrease) in interest payable                                        119             (472)           (545)
      (Increase) decrease in mortgage loans held for sale                           (312)           2,795          (1,212)
      (Increase) decrease in other assets                                         (1,406)          (1,312)         (3,806)
      Increase (decrease) in other liabilities                                       791             (979)            179
                                                                            -------------    -------------   --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                               $11,034          $12,742          $4,862
                                                                            =============    =============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     ACNB Corporation provides banking and financial services to businesses and consumers through its wholly-owned banking subsidiary, Adams County National Bank. The Corporation engages in full-service commercial and consumer banking and trust services through its nineteen locations in Adams, Cumberland and York counties.

     The Corporation, along with seven other banks, entered into a joint venture to form Pennbanks Insurance Company, an offshore reinsurance company. Each participating entity owns an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each entity is responsible for the activity in its respective cell. The financial activity for the insurance cell has been reported in the consolidated financial statements and is not material to the consolidated financial statements.

     The Corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

BASIS OF FINANCIAL STATEMENTS

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

     Financial statements prepared in accordance with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures of contingencies. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value disclosures, the valuation of deferred tax assets, and the evaluation of other than temporary impairment of securities.

     Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $74,000,000 and $64,000,000 at December 31, 2004 and 2003,
     respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     Most of the Corporation's activities are with customers located within south central Pennsylvania and northern Maryland. Note C discusses the types of securities that the Corporation invests in. Note D discusses the types of lending that the Corporation engages in. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

RECLASSIFICATIONS

     For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with the 2004 presentation. Such reclassifications had no impact on net income.

ACNB CORPORATION
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

SECURITIES

     Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income.

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

RESTRICTED INVESTMENT IN BANK STOCKS

     Restricted investment in bank stocks includes Federal Reserve, Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB) stocks. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The stock is carried at cost.

LOANS HELD FOR SALE

     Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

     Mortgage loans held for sale are sold with the mortgage servicing rights released to another financial institution through a correspondent relationship. The correspondent financial institution absorbs all of the risk related to rate lock commitments. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

LOANS

     The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout south central Pennsylvania and northern Maryland. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS

     In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

FORECLOSED ASSETS

     Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed real estate totaled $213,000 and $394,000 at December 31, 2004 and 2003, respectively, and was included in other assets.

PREMISES AND EQUIPMENT

     Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method over the assets' estimated useful lives.

INVESTMENTS IN LOW INCOME HOUSING PARTNERSHIPS

     The Corporation's investments in low income housing partnerships are accounted for using the "cost method" prescribed by Emerging Issues Task Force (EITF) No. 94-1. In accordance with EITF 94-1, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

TRANSFERS OF FINANCIAL ASSETS

     Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

INCOME TAXES

     Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

RETIREMENT PLAN

     The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

NET INCOME PER SHARE

     The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,436,101 weighted average shares of common stock outstanding for all years presented.

ADVERTISING COSTS

     Costs of advertising are expensed when incurred. Advertising expense was $284,000, $369,000 and $312,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Changes in certain assets and liabilities, such as unrealized gains (losses) on securities available for sale and the minimum pension liability, are reported as a separate component of the stockholders' equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income (loss) and the related tax effects are as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
         IN THOUSANDS
          Unrealized holding gains (losses) arising during the period           $(2,279)           $(3,618)         $5,100
          Reclassification adjustment for gains realized in net income            1,113              1,992               -
                                                                             ------------      ------------     ------------

               Net Unrealized Gains (Losses)                                     (3,392)            (5,610)          5,100

          Tax effect                                                              1,187              1,963          (1,785)
                                                                             ------------      ------------     ------------

                                                                                 (2,205)           (3,647)           3,315
                                                                             ------------      ------------     ------------

          Change in minimum pension liability                                      (660)                -                -
          Tax effect                                                                227                 -                -
                                                                             ------------      ------------     ------------

                                                                                   (433)                -                -
                                                                             ------------      ------------     ------------

                 NET OF TAX AMOUNT                                              $(2,638)          $(3,647)          $3,315
                                                                             ============      ============     ============

The December 31 balances of accumulated other comprehensive income (loss) are as follows:

                                                                                          MINIMUM
                                                                    UNREALIZED            PENSION           ACCUMULATED OTHER
                                                                   GAINS (LOSSES)         LIABILITY          COMPREHENSIVE
                                                                   ON SECURITIES         ADJUSTMENT           INCOME (LOSS)
                                                                  ----------------      ---------------      ---------------
         IN THOUSANDS
          BALANCE, DECEMBER 31, 2003                                     $  442                $    -             $    442

          Change during 2004                                             (2,205)                 (433)              (2,638)
                                                                ----------------      ---------------      ---------------

          BALANCE, DECEMBER 31, 2004                                    $(1,763)                $(433)             $(2,196)
                                                                ================      ===============      ===============

NEW ACCOUNTING STANDARDS

SAB 105

     In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have any impact on our consolidated financial statements.

SOP 03-3

     In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005, and the initial implementation did not have any impact on the Corporation's consolidated financial statements.



NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2004 and 2003, compensating balances approximated $14,507,000 and $15,797,000, respectively. During 2004, 2003 and 2002, average required balances approximated $14,300,000, $13,145,000 and $11,613,000, respectively.

NOTE C - SECURITIES

Amortized cost and fair value at December 31, 2004 and 2003 were as follows:

                                                                          GROSS              GROSS
                                                                        UNREALIZED         UNREALIZED            FAIR
                                                   AMORTIZED COST         GAINS             LOSSES              VALUE
                                                  ----------------    ---------------    ----------------   ----------------
IN THOUSANDS
SECURITIES AVAILABLE FOR SALE:
     DECEMBER 31, 2004:
         U.S. Government and agencies                    $158,912              $  77              $1,179           $157,810
         Mortgage-backed securities                       119,217                270               1,487            118,000
         State and municipal                               22,916                 87                  75             22,928
         Corporate bonds                                   82,550                 18                 497             82,071
         Stock in other banks                                 500                 74                   -                574
                                                  ----------------    ---------------    ----------------   ----------------

                                                          $384,095               $526             $3,238            $381,383
                                                   ===============    ================   ================    ===============

     DECEMBER 31, 2003:
         U.S. Government and agencies                    $  40,000           $     32            $   196           $  39,836
         Mortgage-backed securities                        176,467              1,180              1,586             176,061
         State and municipal                                22,922                355                  6              23,271
         Corporate bonds                                   105,500                957                 56             106,401
         Stock in other banks                                  500                  -                  -                 500
                                                   ---------------    ----------------   ----------------    ---------------

                                                          $345,389             $2,524             $1,844            $346,069
                                                   ===============    ================   ================    ===============

SECURITIES HELD TO MATURITY:
     DECEMBER 31, 2004:
         U.S. Government and agencies                      $10,000              $735             $     -             $10,735
         Mortgage-backed securities                         14,206                 -                 206              14,000
         State and municipal                                   354                 -                   -                 354
                                                   ---------------    ----------------   ----------------    ---------------

                                                           $24,560              $735                $206             $25,089
                                                   ===============    ================   ================    ===============

     DECEMBER 31, 2003:
         U.S. Government and agencies                      $15,535             $1,265            $     -             $16,800
         Mortgage-backed securities                         26,201                  -                372              25,829
         State and municipal                                   447                  -                  -                 447
                                                   ---------------    ----------------   ----------------    ---------------

                                                           $42,183             $1,265               $372             $43,076
                                                   ===============    ================   ================    ===============

The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

                                     LESS THAN 12 MONTHS              12 MONTHS OR MORE                    TOTAL
                                 ----------------------------    ----------------------------   -----------------------------
                                    FAIR         UNREALIZED         FAIR         UNREALIZED         FAIR        UNREALIZED
                                    VALUE          LOSSES           VALUE          LOSSES          VALUE          LOSSES
                                 ------------    ------------    ------------   -------------   -------------   ------------
IN THOUSANDS
SECURITIES AVAILABLE FOR SALE:
     U.S. Government and
         agencies                    $78,821          $1,179     $         -     $        -       $  78,821          $1,179
     Mortgage-backed
     securities                       55,744             439          39,068          1,048          94,812           1,487
     State and municipal               5,921              25           2,572             50           8,493              75
     Corporate bonds                  68,992             497               -              -          68,992             497
                                 ------------    ------------    ------------   -------------   -------------   ------------

                                    $209,478          $2,140         $41,640         $1,098        $251,118          $3,238
                                 ============    ============    ============   =============   =============   ============

SECURITIES HELD TO MATURITY:

     Mortgage-backed securities  $         -         $     -         $14,000           $206         $14,000            $206
                                 ============    ============    ============   =============   =============   ============

At December 31, 2004, 11 mortgage-backed and 4 U.S. Government and agency securities have unrealized losses, and only 3 of the securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 4% of book value and a majority had unrealized losses totaling less than 1% of book value.

At December 31, 2004, 15 state and municipal securities and 13 corporate bonds have unrealized losses, and only 2 of the securities have been in a continuous loss position for 12 months or more. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 2% of book value and a majority had unrealized losses totaling less than 1% of book value.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2004, management had not identified any securities with an unrealized loss that it intends to sell. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Amortized cost and fair value at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

                                                           AVAILABLE FOR SALE                     HELD TO MATURITY
                                                   -----------------------------------   ------------------------------------
                                                                           FAIR          AMORTIZED COST           FAIR
                                                   AMORTIZED COST          VALUE                                 VALUE
                                                   ---------------    ----------------   ----------------    ---------------
                  IN THOUSANDS
                1 year or less                           $  10,178          $  10,126      $           -       $           -
                Over 1 year through 5 years                117,372            116,253             10,354              11,089
                Over 5 years through 10 years               94,911             94,956                  -                   -
                Over 10 years                               41,917             41,474                  -                   -
                Mortgage-backed securities                 119,217            118,000             14,206              14,000
                Equity securities                              500                574                  -                   -
                                                   ---------------    ----------------   ----------------    ---------------

                                                          $384,095           $381,383            $24,560             $25,089
                                                   ===============    ================   ================    ===============

The Corporation realized gross gains of $2,019,000 during 2004 and $2,694,000 during 2003 and gross losses of $906,000 during 2004 and $702,000 during 2003 on sales of securities available for sale. During 2002, the Corporation did not realize any gross gains or losses on securities available for sale.

At December 31, 2004 and 2003, securities with a carrying value of $94,122,000 and $130,424,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.


NOTE D - LOANS

Loans at December 31, 2004 and 2003 were as follows:

                                                                            2004                 2003
                                                                       ---------------      ---------------
                  IN THOUSANDS
                   Commercial, financial and agricultural                    $  31,187            $  18,080
                   Real estate:
                        Commercial                                              99,988              100,536
                        Construction                                            20,232               22,298
                        Residential                                            278,140              262,446
                   Installment                                                  10,643               11,222
                                                                       ---------------      ---------------

                          TOTAL LOANS                                          440,190              414,582

                   Deferred loan fees and costs, net                               379                  447
                   Allowance for loan losses                                    (3,938)              (3,978)
                                                                       ---------------      ---------------

                          NET LOANS                                           $436,631             $411,051
                                                                       ===============      ===============

The Bank grants commercial, residential and consumer loans to customers primarily within south central Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

Changes in the allowance for loan losses were as follows:

                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
         IN THOUSANDS
          Balance, beginning                                                      $3,978            $3,837           $3,723
               Provision charged to operations                                       300               265              370
               Recoveries on charged off loans                                        50                45               80
               Loans charged off                                                    (390)             (169)            (336)
                                                                             ------------      ------------     ------------

          Balance, ending                                                         $3,938            $3,978           $3,837
                                                                             ============      ============     ============

Nonaccrual loans totaled $8,054,000 and $4,413,000 at December 31, 2004 and 2003, respectively. Loans past due 90 days or more and still accruing totaled $160,000 and $606,000 at December 31, 2004 and 2003, respectively. If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $384,000 in 2004, $82,000 in 2003, and $55,000 in 2002.

The following is a summary of information pertaining to impaired loans:

                                                                                                   DECEMBER 31,
                                                                                        -------------------------------------
                                                                                             2004                 2003
                                                                                        ----------------     ----------------
                  IN THOUSANDS
                   Impaired loans with a valuation allowance                                     $7,539                $ 200
                                                                                        ===============      ===============

                   Valuation allowance related to impaired loans                                $   619               $   20
                                                                                        ===============      ===============

                                                                                        YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                2004              2003             2002
                                                                             ------------      -------------    ------------
         IN THOUSANDS
          Average investment in impaired loans                                    $5,085              $200            $   -
                                                                             ============      ============     ============

          Interest income recognized using a cash basis method on                 $  331           $     -            $   -
               impaired loans
                                                                             ============      ============     ============

          Interest income recognized on impaired loans                            $    -           $     -            $   -
                                                                             ============      ============     ============

There were no impaired loans without a related valuation allowance. The increase in nonaccrual and impaired loans during 2004 is related to 3 commercial loan relationships. Payments on these loans were current as of December 31, 2004, however, cash flows reported to the Bank by each of the related companies are not sufficient to service the debt. As a result, the loans have been classified as impaired. The loans were also classified as nonaccrual as a result of a banking regulatory requirement to stop accruing interest on loans for which full payment of principal and interest is not expected. All three of the loans are collateralized by real estate.

No additional funds are committed to be advanced in connection with impaired loans.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment at December 31 were as follows:

                                                                                             2004                 2003
                                                                                        ---------------      ---------------
                   IN THOUSANDS
                   Land                                                                        $  1,384             $  1,343
                   Buildings and improvements                                                     7,659                7,278
                   Furniture and equipment                                                        5,735                6,427
                   Construction in process                                                        5,541                  329
                                                                                        ---------------      ---------------

                                                                                                 20,319               15,377
                   Accumulated depreciation                                                      (8,327)              (8,324)
                                                                                        ---------------      ---------------

                                                                                                $11,992             $  7,053
                                                                                        ===============      ===============

The increase in construction in process is primarily related to the Corporation's new operations center, which is scheduled to be completed during 2005. The Corporation anticipates incurring an additional $2.8 million related to the operations center.


NOTE F - INVESTMENTS IN LOW INCOME HOUSING PARTNERSHIPS

ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2004 and 2003, the carrying value of these investments was approximately $6,153,000 and $3,371,000, respectively.


NOTE G - DEPOSITS

Deposits were comprised of the following as of December 31:

                                                                                             2004                 2003
                                                                                        ---------------      ---------------
                   IN THOUSANDS
                   Non-interest bearing demand                                                $  74,667            $  75,819
                   Interest bearing demand                                                      113,259              101,560
                   Savings                                                                      235,127              239,558
                   Time certificates of deposit less than $100,000                              187,819              187,448
                   Time certificates of deposit greater than $100,000                            36,000               35,003
                                                                                        ---------------      ---------------

                                                                                               $646,872             $639,388
                                                                                        ===============      ===============

Scheduled maturities of time certificates of deposit at December 31, 2004 were as follows:

                   IN THOUSANDS
                   2005                          $126,780
                   2006                            38,029
                   2007                            30,072
                   2008                            19,759
                   2009                             9,179
                                          ---------------

                                                 $223,819
                                          ===============

NOTE H - LEASE COMMITMENTS

Certain branch offices and equipment are leased under agreements which expire at varying dates through 2011. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $504,000, $200,000 and $192,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

                   IN THOUSANDS
                   2005                            $465
                   2006                             322
                   2007                             201
                   2008                             117
                   2009                             100
                   Later years                      104
                                        ---------------

                                                 $1,309
                                        ===============

NOTE I - BORROWINGS

Short-term borrowings and weighted-average interest rates at December 31 are as follows:

                                                                       2004                               2003
                                                          -------------------------------    --------------------------------
                                                              AMOUNT            RATE             AMOUNT            RATE
                                                          ---------------    ------------    ----------------   ------------
                  IN THOUSANDS
                Treasury tax and loan note                      $     450         2.10%            $     450         0.89%
                Federal Home Loan Bank (FHLB)
                     overnight advance                             30,706         2.21                29,320         1.22
                Securities sold under repurchase
                     agreements                                    33,810         1.51                39,906         1.48
                                                          ---------------    ------------    ----------------   ------------

                                                                  $64,966         1.84%              $69,676         1.37%
                                                          ===============    ============    ================   ============

Under an agreement with the FHLB, the Bank has a line of credit available in the amount of $65,000,000, of which $30,706,000 was outstanding at December 31, 2004. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Corporation having a par value of $9,951,000 at December 31, 2004 and $6,727,000 at December 31, 2003.

The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the Corporation. The investment securities are under the control of the Corporation.

A summary of long-term debt as of December 31 is as follows:

                                                                       2004                               2003
                                                          -------------------------------    -------------------------------
                                                              AMOUNT            RATE             AMOUNT            RATE
                                                          ---------------    ------------    ----------------   ------------
                  IN THOUSANDS
            FHLB fixed-rate advances maturing:
                 2005                                           $  57,000         1.83%              $57,000         1.83%
                 2006                                              55,000         2.91                10,000         2.32
                 2012                                              10,000         4.41                10,000         4.41

            FHLB convertible advance maturing:
                 2012                                              10,000         4.27                10,000         4.27
                                                          ---------------    ------------    ----------------   ------------

                                                                 $132,000         2.66%              $87,000         2.47%
                                                          ===============    ============    ================   ============

The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $450,136,000 from the FHLB, of which $287,430,000 was available at December 31, 2004. The FHLB has the option to convert the $10,000,000 convertible advance commencing after August 2004 but not before three-month LIBOR reaches 8%. Upon the FHLB's conversion, the Bank has the option to repay the respective advance in full.


NOTE J - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

Certain restrictions exist regarding the ability of the bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2004, $7,355,000 of undistributed earnings of the bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Under national banking laws, the Bank is also limited as to the amount it may loan to its affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2004, the maximum amount available for transfer from the Bank to the Corporation in the form of loans was approximately $7,151,000.

NOTE K - INCOME TAXES

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
         IN THOUSANDS
          Federal:
               Current                                                            $1,905            $2,996           $3,456
               Deferred                                                              350               146             (349)
                                                                             ------------      ------------     ------------

                                                                                  $2,255            $3,142           $3,107
                                                                             ============      ============     ============

Reconciliations of the statutory federal income tax at a rate of 35% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                                                          PERCENTAGE OF INCOME
                                                                                          BEFORE INCOME TAXES
                                                                             -----------------------------------------------
                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------

          Federal income tax at statutory rate                                   35.0%             35.0%            35.0%
          Tax-exempt income                                                      (3.2)             (2.2)            (1.3)
          Earnings on investment in life insurance                               (2.0)             (1.8)            (1.7)
          Gain on proceeds from life insurance                                    -                (5.4)              -
          Rehabilitation and low-income housing credits                          (9.9)             (2.4)            (5.6)
          Other                                                                  (0.4)             (0.6)            (0.5)
                                                                             ------------      ------------     ------------

                                                                                 19.5%             22.6%            25.9%
                                                                             ============      ============     ============

The provision for federal income taxes includes $390,000 and $697,000 of income taxes related to net gains on sales of securities in 2004 and 2003, respectively. There were no sales of securities during 2002. Rehabilitation and low-income housing Income tax credits were $1,139,000 during 2004, $337,000 for 2003, and $672,000 for 2002. Projected credits are $708,000 in 2005, $608,000 in
2006 to 2009, and $2,111,000 thereafter.

Components of deferred tax assets and liabilities at December 31 were as follows:

                                                                                             2004                 2003
                                                                                        ---------------      ---------------
                  IN THOUSANDS
                   Deferred tax assets:
                        Allowance for loan losses                                                $1,351               $1,370
                        Available for sale securities                                               949                    -
                        Accrued deferred compensation                                               346                  336
                        Additional minimum pension liability                                        227                    -
                        Deferred loan fees                                                          129                  154
                        AMT credit carryforward                                                     215                    -
                        Other                                                                       158                  147
                                                                                        ---------------      ---------------

                                                                                                  3,375                2,007
                                                                                        ---------------      ---------------

                                                                                             2004                 2003
                                                                                        ---------------      ---------------
                  IN THOUSANDS
                   Deferred tax liabilities:
                        Accumulated depreciation                                               $    141              $   131
                        Available for sale securities                                                 -                  238
                        Prepaid benefit cost                                                        268                    -
                        Prepaid expenses                                                            264                    -
                                                                                        ---------------      ---------------

                                                                                                    673                  369
                                                                                        ---------------      ---------------

                          NET DEFERRED TAX ASSETS                                                $2,702               $1,638
                                                                                        ===============      ===============

NOTE L - RETIREMENT PLANS

The Corporation's banking subsidiary has a non-contributory pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

Information pertaining to the activity in the plan, using a measurement date of November 1, 2004 is as follows:

                                                                                             2004                 2003
                                                                                        ---------------      ---------------
                  IN THOUSANDS
                   Change in benefit obligation:
                        Benefit obligation, at beginning of year                                $13,308              $11,550
                        Service cost                                                                436                  356
                        Interest cost                                                               783                  735
                        Actuarial loss                                                            1,240                1,150
                        Benefits paid                                                              (471)                (483)
                                                                                        ---------------      ---------------

                        Benefit obligation, at end of year                                       15,296               13,308
                                                                                        ---------------      ---------------

                   Change in plan assets:
                        Fair value of plan assets at beginning of year                           10,649                8,679
                        Actual return on plan assets                                                758                1,299
                        Employer contribution                                                     1,250                1,154
                        Benefits paid                                                              (471)                (483)
                                                                                        ---------------      ---------------

                        Fair value of plan assets at end of year                                 12,186               10,649
                                                                                        ---------------      ---------------

                          FUNDED STATUS                                                          (3,110)              (2,659)

                   Unrecognized net actuarial loss                                                3,373                2,225
                   Unrecognized transition asset                                                     95                  107
                   Unrecognized prior service costs                                                 429                  478
                                                                                        ---------------      ---------------

                          PREPAID BENEFIT COST                                                      787                  151

                   Recognition of additional minimum liability                                   (1,183)                (540)
                                                                                        ---------------      ---------------

                          NET ACCRUED PENSION LIABILITY                                        $   (396)            $   (389)
                                                                                        ===============      ===============

The accumulated benefit obligation totaled $12,582,000 and $11,038,000 at December 31, 2004 and 2003, respectively. The intangible pension asset totaled $523,000 and $540,000 at December 31, 2004 and 2003, respectively.

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
         IN THOUSANDS
          Components of net periodic benefit cost:
               Service cost                                                         $436              $356             $424
               Interest cost                                                         783               735              702
               Expected return on assets                                            (740)             (656)            (689)
               Recognized net actuarial loss                                          74                47               74
               Amortization of transition asset                                       12                12                -
               Amortization of prior service costs                                    49                73               67
                                                                             ------------      ------------     ------------

                 NET PERIODIC BENEFIT COST                                          $614              $567             $578
                                                                             ============      ============     ============

For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine the net periodic benefit cost are as follows:

                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
          Discount rate                                                          5.50%            6.00%             6.50%
          Expected long-term rate of return on plan assets                       7.50%            7.25%             7.75%
          Annual salary increase                                                 4.69%            4.66%             4.62%

The Corporation's pension plan weighted-average assets' allocations at December 31, 2004 and 2003 are as follows:

                                                                                                  2004             2003
                                                                                               ------------     ------------
          Equity securities                                                                             60%              63%
          Debt securities                                                                               34               32
          Real estate                                                                                    6                5
                                                                                               ------------     ------------

                                                                                                       100%             100%
                                                                                               ============     ============

Equity securities included Corporation common stock in amounts of $939,000, 8% of total plan assets and $962,000, 9% of total plan assets at December 31, 2004 and 2003, respectively.

The Bank expects to contribute $1,250,000 to its pension plan in 2005.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten fiscal years:

                   IN THOUSANDS
                   2005                                         $  597
                   2006                                            667
                   2007                                            673
                   2008                                            696
                   2009                                            826
                   2010-2014                                     5,110

The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest to the employee equally over a 5 year period. Bank contributions to the Plan were $276,000, $251,000 and $240,000 for 2004, 2003 and 2002, respectively.

The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2004 and 2003 totaled $991,000 and $943,000, respectively. The annual expense included in salaries and benefits expense totaled $143,000, $116,000 and $86,000 during the years ended December 31, 2004, 2003 and 2002, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2004 and 2003, the cash surrender value of these policies were $3,380,000 and $3,776,000, respectively.


NOTE M - REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual and required capital amounts and ratios were as follows:

                                                                                                        TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                         FOR CAPITAL ADEQUACY       PROMPT CORRECTIVE
                                                     ACTUAL                    PURPOSES             ACTION PROVISIONS
                                              --------------------     -----------------------    ---------------------
                                               AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT       RATIO
                                              --------     -------     ---------      -------     ---------     -------
DOLLARS IN THOUSANDS
CORPORATION:
AS OF DECEMBER 31, 2004:
     Tier 1 leverage ratio (to average
       assets)                                 $74,521          8.34%   $=>35,656        =>4.0 %        N/A        N/A
     Tier 1 risk-based capital ratio (to
       risk-0weighted assets)                   74,521         13.91     =>21,429        =>4.0          N/A        N/A
     Total risk-based capital ratio (to
         risk-weighted assets)                  78,459         14.64     =>42,874        =>8.0          N/A        N/A

AS OF DECEMBER 31, 2003:
     Tier 1 leverage ratio (to average
       assets)                                  72,391          8.85%   $=>32,719        =>4.0 %        N/A        N/A
     Tier 1 risk-based capital ratio (to
       risk-weighted assets)                    72,391         13.93     =>20,787        =>4.0          N/A        N/A
     Total risk-based capital ratio (to
       risk-weighted assets)                    76,369         14.70     =>41,561        =>8.0          N/A        N/A

BANK:
AS OF DECEMBER 31, 2004:
     Tier 1 leverage ratio (to average
       assets)                                  67,598          7.35%   $=>36,788        =>4.0 %  $=>45,985      =>  5.0%
     Tier 1 risk-based capital ratio (to
       risk-weighted assets)                    67,598         12.77     =>21,174        =>4.0     =>31,736      =>  6.0
     Total risk-based capital ratio (to
       risk-weighted assets)                    71,506         13.52     =>42,311        =>8.0     =>52,889       =>10.0

AS OF DECEMBER 31, 2003:
     Tier 1 leverage ratio (to average
       assets)                                  66,091          7.70%   $=>34,333        =>4.0 %  $=>42,916      =>  5.0%
     Tier 1 risk-based capital ratio (to
       risk-weighted assets)                    66,091         12.82     =>20,621        =>4.0     =>30,932      =>  6.0
     Total risk-based capital ratio (to
       risk-weighted assets)                    70,069         13.60     =>41,217        =>8.0     =>51,521       =>10.0

NOTE N - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

The Corporation is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser extent, standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The Corporation does not anticipate any material losses from these commitments.

Commitments to extend credit, including commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extensions of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. On loans secured by real estate, the Corporation generally requires loan to value ratios of no greater than 80%.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit issued is not material.

The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Corporation's commitments at December 31 were as follows:

                                                                 2004                 2003
                                                              ---------            --------
                  IN THOUSANDS
                   Commitments to extend credit                $73,268              $68,654
                   Standby letters of credit                     5,732                5,915

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. For the following financial instruments, the carrying amount is a reasonable estimate of fair value:

     Cash and cash equivalents Interest-bearing deposits in banks

     Accrued interest receivable

     Restricted investment in bank stocks Short-term borrowings

     Accrued interest payable

SECURITIES

     Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable securities.

MORTGAGE LOANS HELD FOR SALE

     Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

LOANS

     For variable rate loans that reprice frequently and which entail no significant changes in credit risk, the carrying amount is a reasonable estimate of fair value. For fixed rate loans, fair value is estimated using discounted cash flow analysis, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

DEPOSITS

     For demand deposits, the carrying amount is a reasonable estimate of fair value. For time deposits, fair value is estimated using discounted cash flow analysis, at interest rates currently offered for time deposits with similar maturities.

SHORT-TERM BORROWINGS

     The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

LONG-TERM BORROWINGS

     The fair values of the Corporation's convertible fixed rate advances are based on quoted market values. The fair values of the Corporation's other fixed rate advances are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

     Off-balance sheet instruments of the Bank consist of letters of credit, loan commitments and unfunded lines of credit. Fair value is estimated using fees currently charged for similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings. Any fees charged are immaterial.

Estimated fair values of financial instruments at December 31 were as follows:

                                                                  2004                           2003
                                                       ----------------------------   ----------------------------
                                                        CARRYING          FAIR          CARRYING         FAIR
                                                         AMOUNT          VALUE           AMOUNT          VALUE
                                                       ------------    ----------      -----------     ----------
IN THOUSANDS
Financial assets:
     Cash and due from banks                             $  21,757     $  21,757          $32,381         $32,381
     Interest-bearing deposits in banks                        938           938            1,033           1,033
     Investment securities:
         Available for sale                                381,383       381,383          346,069         346,069
         Held to maturity                                   24,560        25,089           42,183          43,076
     Loans held for sale                                       511           511               86              86
     Loans, less allowance for loan losses                 436,631       433,345          411,051         415,195
     Accrued interest receivable                             4,283         4,283            4,617           4,617
     Restricted investment in bank stocks                   10,271        10,271            7,047           7,047

Financial liabilities:
     Deposits                                              646,872       647,728          639,388         641,830
     Short-term borrowings                                  64,966        64,966           69,676          69,676
     Long-term borrowings                                  132,000       134,108           87,000          90,648
     Accrued interest payable                                2,277         2,277            2,158           2,158

Off-balance sheet financial instruments                          -             -                -               -

NOTE P - CONTINGENCIES

The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Corporation in connection with any such claims and lawsuits, it is the opinion of management that the disposition or ultimate determination of any such claims and lawsuits will not have a material adverse effect on the consolidated financial position, consolidated results of operations or liquidity of the Corporation.


NOTE Q - ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

                                                                                                       DECEMBER 31,
                                                                                                  2004             2003
                                                                                               ------------     ------------
         IN THOUSANDS
          ASSETS
               Cash                                                                              $     475         $  1,523
               Investment in subsidiaries                                                           66,252           67,125
               Investments in low income housing partnerships                                        6,153            3,371
               Securities and other assets                                                           1,114              947
               Receivable from banking subsidiary                                                      935              185
                                                                                               ------------     ------------

                 TOTAL ASSETS                                                                      $74,929          $73,151
                                                                                               ============     ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
               Liabilities                                                                       $     408        $     408
               Stockholders' equity                                                                 74,521           72,743
                                                                                               ------------     ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $74,929          $73,151
                                                                                               ============     ============

STATEMENTS OF INCOME

                                                                                        YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
         IN THOUSANDS
          Dividends from banking subsidiary                                       $6,592          $  6,338           $6,871
          Other dividends                                                             31                 5                -
                                                                             ------------      ------------     ------------

                                                                                   6,623             6,343            6,871
          Expenses                                                                   384               213              112
                                                                             ------------      ------------     ------------

                                                                                   6,239             6,130            6,759
          Income tax benefit                                                       1,256               422              730
                                                                             ------------      ------------     ------------

                                                                                   7,495             6,552            7,489
          Equity in undistributed earnings of subsidiaries                         1,813             4,216            1,415
                                                                             ------------      ------------     ------------

                 NET INCOME                                                       $9,308           $10,768           $8,904
                                                                             ============      ============     ============

NOTE Q - ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION
(CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                2004              2003             2002
                                                                             ------------      ------------     ------------
IN THOUSANDS
          CASH FLOWS FROM OPERATING ACTIVITIES
               Dividends and interest received                                    $7,172          $  7,996         $  6,989
               Payments to vendors                                                  (384)             (213)            (112)
                                                                             ------------      ------------     ------------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                         6,788             7,783            6,877
                                                                             ------------      ------------     ------------

          CASH FLOWS FROM INVESTING ACTIVITIES
               Investments in low income housing partnerships                     (2,944)           (1,025)            (966)
               Purchase of securities                                                  -              (500)               -
                                                                             ------------      ------------     ------------

                 NET CASH USED IN INVESTING ACTIVITIES                            (2,944)           (1,525)            (966)
                                                                             ------------      ------------     ------------

          CASH FLOWS USED IN FINANCING ACTIVITIES
               Dividends paid                                                     (4,892)           (4,838)          (5,871)
                                                                             ------------      ------------     ------------

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,048)            1,420               50

          CASH AND CASH EQUIVALENTS - BEGINNING                                    1,523               103               53
                                                                             ------------      ------------     ------------

          CASH AND CASH EQUIVALENTS - ENDING                                    $    475          $  1,523        $     103
                                                                             ============      ============     ============

          RECONCILIATION OF NET INCOME OF NET CASH PROVIDED BY
               OPERATING ACTIVITIES
               Net income                                                        $ 9,308           $10,768         $  8,904
               Equity in undistributed earnings of subsidiaries                   (1,813)           (4,216)          (1,415)
              (Increase) decrease in receivable from banking subsidiary             (750)            1,034             (730)
               Decrease in other assets                                               43               197              118
                                                                             ------------      ------------     ------------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                        $6,788            $7,783           $6,877
                                                                             ============      ============     ============

NOTE R -SUBSEQUENT EVENT

On November 19, 2004, the Corporation, through its acquisition subsidiary, entered into a definitive agreement to purchase Russell Insurance Group Inc. Under the terms of the definitive agreement, the Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group Inc. Additional consideration of up to $2,882,000 is subject to performance criteria for payment over the next three years. On January 5, 2005, the acquisition was completed. In addition, the Corporation through its acquisition subsidiary has entered into a three-year employment contract with Frank Russell, Jr., the President of Russell Insurance Group Inc. The purchase price allocation has not been finalized.

                         QUARTERLY RESULTS OF OPERATIONS


Selected quarterly information for the years ended December 31, 2004 and 2003 is as follows:

                                                                FIRST          SECOND           THIRD          FOURTH
                                                               QUARTER         QUARTER         QUARTER         QUARTER
                                                             ------------    ------------    ------------    ------------
IN THOUSANDS, EXCEPT PER SHARE DATA
2004
Interest income                                                   $8,938          $9,182         $10,004          $9,628
Interest expense                                                   3,069           3,085           3,491           3,538
                                                             ------------    ------------    ------------    ------------
Net interest income                                                5,869           6,097           6,513           6,090
Provision for loan losses                                             75              75              75              75
                                                             ------------    ------------    ------------    ------------
Net income after provision for loan losses                         5,794           6,022           6,438           6,015
Net gains (losses) on sales of securities                            817             (46)            243              99
Other income                                                       1,139           1,179           1,234           1,200
Other expenses                                                     5,629           5,337           5,476           4,384
                                                             ------------    ------------    ------------    ------------
Net income                                                        $2,121          $1,818          $2,439          $2,930
                                                             ============    ============    ============    ============
Basic earnings per share                                           $0.39           $0.33           $0.45            $0.54
                                                             ============    ============    ============    ============
Dividends per share                                                $0.21           $0.21           $0.21            $0.27
                                                             ============    ============    ============    ============

2003
Interest income                                                   $9,565          $9,012          $8,982          $9,130
Interest expense                                                   3,696           3,728           3,292           3,229
                                                             ------------    ------------    ------------    ------------
Net interest income                                                5,869           5,284           5,690           5,901
Provision for loan losses                                             60              60              60              85
                                                             ------------    ------------    ------------    ------------
Net income after provision for loan losses                         5,809           5,224           5,630           5,816
Net gains on sales of securities                                     450             545             996               1
Gain recognized from life insurance proceeds                           -               -             646           1,515
Other income                                                       1,489           1,264           1,232           1,291
Other expense                                                      5,281           5,148           5,353           5,358
                                                             ------------    ------------    ------------    ------------
Net income                                                        $2,467          $1,885          $3,151          $3,265
                                                             ============    ============    ============    ============
Basic earnings per share                                           $0.45           $0.35           $0.58            $0.60
                                                             ============    ============    ============    ============
Dividends per share                                                $0.21           $0.21           $0.21            $0.26
                                                             ============    ============    ============    ============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the change of accountants for the fiscal year ended 2004, there were no disagreements with Stambaugh Ness, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Stambaugh Ness, PC would have caused them to make reference thereto in their reports on the financial statements for such year. In addition, during the fiscal year ended December 31, 2003, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have, within 90 days of the date of this report, reviewed our process of gathering, analyzing, and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Securities Exchange Act of 1934, including information pertaining to the condition of and material developments with respect to our business, operations, and finances.

The Corporation expects to conclude its testing and evaluation of internal controls over financial reporting and management's assessment of such controls prior to filing its amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the SEC on November 30, 2004. The Form 10-K/A will include a management report and auditor report on the Company's internal control over financial reporting.

As a part of the annual audit of our consolidated financial statements for the year ended December 31, 2004, control deficiencies have been identified regarding the preparation of certain financial statement disclosures, the review of certain types of journal entries, and approval of loans. Adjustments to the financial statement disclosures were recorded in the accompanying financial statements. In regards to the journal entry review and loan approvals deficiencies, management is in the process of testing mitigating procedures and has not assessed the type of deficiency. These control deficencies may be considered to be material weakness under the rules specified by the Public Accounting Oversight Board Auditing Standard No. 2.

Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, because of the matters discussed above, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004. However, the Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We continue to review, revise and improve the effectiveness of our internal controls including strengthening our income tax provision review control procedure noted above. We have made no significant changes in the Company's internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.


ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections "Principal Beneficial Owners of the Corporation's Stock," "Information as to Nominees, Directors and Executive Officers" and "Principal Officers of the Corporation" of the Registrant's definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 2004, through December 31, 2004, its officers and directors were in compliance with all filing requirements applicable to them.

The Company has adopted a Code of Ethics that applies to directors, officers, and employees of the Company and the Bank. A copy of the Code of Ethics was included as an exhibit to the Company's Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission. A request for the Company's Code of Ethics can be made either in writing to Lynda Glass, ACNB Corporation, 16 Lincoln Square, Gettysburg, Pennsylvania, 17325-0129 or by telephone to 717-334-3161.


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference in response to this Item 11 is the information under the headings "Executive Compensation" and "ACNB Corporation" in ACNB Corporation's 2005 definitive Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is in response to this Item 12 the information appearing under the heading "Share Ownership" in ACNB Corporation's 2005 definitive Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in response to this Item 13 is the information appearing under the heading "Transactions with Directors and Executive Officers" in ACNB Corporation's 2005 definitive Proxy Statement.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference in response to this Item 14 is the information appearing under heading "Report of Audit Committee" in ACNB Corporation's definitive Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  1.   FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

         o    Report of Independent Registered Public Accounting Firm

         o    Consolidated Statements of Condition

         o    Consolidated Statements of Income

         o    Consolidated Statements of Changes in Stockholders' Equity

         o    Consolidated Statements of Cash Flows

         o    Notes to Consolidated Financial Statements


     2.   FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(B) EXHIBITS

3(i) - Articles of Incorporation of ACNB Corporation, as amended.

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

10.2 - ACNB Corporation, ACNB Acquisition Subsidiary LLC, Russell Insurance Group, Inc. Stock Purchase Agreement.

10.3 - Salary Continuation Agreement - applicable to Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey.

10.4 - Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter.

10.5 - Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler.

10.6 - Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler.

10.7 - Adams County National Bank Salary Savings Plan.

10.8 - Group Pension Plan for Employees of Adams County National Bank.

14 - Code of Ethics (incorporated by reference to Exhibit 14 of the registrants annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004)

16.1 - (Incorporated by reference to Exhibit 16.1 of the registrants annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 12, 2004)

21 - Subsidiaries of the Registrant

23 - Consent of Stambaugh Ness, P.C.

31.1 - Chief Executive Officer certification of annual report on Form 10-K

31.2 - Chief Financial Officer certification of annual report on Form 10-K

32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

99 -   Independent Auditors' Report for the consolidated statement of condition of ACNB Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)     March 3, 2005
                                  -------------
                                      Date



       By:    /s/ Thomas A. Ritter                                 By:    /s/ John W. Krichten
             ---------------------------------------------              -------------------------------------------
              Thomas A. Ritter                                             John W. Krichten
              President & CEO                                              Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2005, by the following persons in the capacities indicated.

              /s/ Philip P. Asper                                          /s/ Wayne E. Lau
             ---------------------------------------------              -------------------------------------------
              Philip P. Asper                                              Wayne E. Lau
              Director                                                     Director

                                                                           /s/ Thomas A. Ritter
             ---------------------------------------------              -------------------------------------------
              Guy F. Donaldson                                             Thomas A. Ritter
              Director                                                     Director, President & CEO



             ---------------------------------------------              -------------------------------------------
              Frank Elsner, III                                            Marian B. Shultz
              Director                                                     Director



             ---------------------------------------------              -------------------------------------------
              D. Richard Guise                                             Jennifer L. Weaver
              Director & Vice Chairman of the Board                        Director


                                                                           /s/  Harry L. Wheeler
             ---------------------------------------------              -------------------------------------------
              Ronald L. Hankey                                             Harry L. Wheeler
              Director and Chairman                                        Director

                                                                           /s/ Daniel W. Potts
             ---------------------------------------------              -------------------------------------------
              Edgar S. Heberlig                                            Daniel W. Potts
              Director                                                     Director