Form 10-K/A
period 2004-12-31
ACNB CORP
filed 2005-05-02
CIK 715579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        DECEMBER 31, 2004
                          -------------------------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-11783

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                         23-2233457
-------------------------------------------                  -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

16 LINCOLN SQUARE, GETTYSBURG, PENNSYLVANIA                        17325-3129
-------------------------------------------                  -------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (717) 334-3161
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $2.50 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2004 was approximately $136,109,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 2005 was 5,436,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2005 definitive Proxy Statement are incorporated by reference into Part III of this report.


                                ACNB CORPORATION

                                TABLE OF CONTENTS



                                  PART II

Item 9A.        Controls and Procedures .................................


                                  PART IV

Item 15.        Exhibits, Financial Statement Schedules .................

                     Signatures .........................................

                AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 15, 2005. This Amendment No. 1 amends and restates in their entirety only Part II Item 9A and Part IV, Item 15, which includes new Exhibits.

At the time of the Original Filing, we elected to utilize the 45 day extension offered to certain registrants by the Securities and Exchange Commission to delay the filing of management's report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and our independent registered public accounting firm's attestation report regarding our management's report. Management's report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm are included in this Amendment No. 1 in Item 9A.

The certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits to the Original Filing, have been re-executed and re-filed as exhibits to this Form 10-K/A.

Except for the matters described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This amendment does not change any previously reported financial results.

This Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

                                     PART II

ITEM 9A.

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

As a part of the annual audit of our consolidated financial statements for the year ended December 31, 2004, control deficiencies have been identified regarding the preparation of certain financial statement disclosures and the review of certain types of journal entries. Adjustments to the financial statement disclosures were recorded in the accompanying financial statements. These two items were determined to be material weaknesses during management's assesment of internal controls over financial reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We continue to review, revise and improve the effectiveness of our internal controls including strengthening our income tax provision review control procedure noted above. We have made no significant changes in the Company's internal controls over financial reporting during the fourth quarter that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of ACNB Corporation (the "Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a - 15(f) or 15d - 15(f) under the Exchange Act of 1934 ("1934 Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A corporation's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In performing this assessment, management has identified the following material weaknesses in internal controls: lack of segregation of duties over the Corporation's system used to post certain types of journal entries and ineffective controls over the application of generally accepted accounting principles to certain significant, complex, non-routine transactions and the related financial statement disclosures.

As a result of these two material weaknesses in the Corporation's internal control over financial reporting, management has concluded that the Corporation's internal control over financial reporting, as of December 31, 2004, was not effective based on the criteria set forth by COSO in INTERNAL CONTROL - INTEGRATED FRAMEWORK. A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Since December 31, 2004, the Corporation has implemented controls to address the segregation of duties over the Corporation's system used to post certain types of journal entries. Additionally, the Corporation intends to actively search for experienced financial personnel to enhance the Corporation's financial reporting capabilities and expects to engage outside consultants to provide expertise on non-routine matters when they arise.

The Corporation's Independent Registered Public Accounting Firm, Beard Miller Company, LLP has issued their report on management's assessment of the Corporation's internal control over financial reporting.

/s/ Thomas A. Ritter                                 /s/ John W. Krichten
Chief Executive Officer                              Chief Financial Officer
April 28, 2005                                       April 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ACNB Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that ACNB Corporation (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The material weaknesses that have been identified and included in management's assessment are a lack of segregation of duties over the Corporation's system used to post certain types of journal entries and ineffective controls over the application of generally accepted accounting principles to certain significant, complex, non-routine transactions and the related financial statement disclosures, which could lead to misstatements in financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 10, 2005 on those consolidated financial statements.

In our opinion, management's assessment that ACNB Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, ACNB Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management's statement referring to post year-end remediation to address the material weaknesses.

                                         /s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
April 28, 2005

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The following financial statements are included in the Registrant's Form 10-K for 2004 filed March 15, 2005:

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

(B) EXHIBITS

3(i) - Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3(i) of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

3(ii) - Bylaws of Registrant; a copy of the Bylaws, as amended, of ACNB Corporation (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 19, 2003).

10.1 - Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).

10.2 - ACNB Corporation, ACNB Acquisition Subsidiary LLC, Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.3 - Salary Continuation Agreement - applicable to Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey. (Incorporated by reference to Exhibit 10.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.4 - Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter. (Incorporated by reference to Exhibit 10.4 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.5 - Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.6 - Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.7 - Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.8 - Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.8 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

14- Code of Ethics (Incorporated by reference to Exhibit 14 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004)

16.1 -Letter re Change in Certifying Accountant (Incorporated by reference to
Exhibit 16.1 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 12, 2004)

23 - Consent of Stambaugh Ness, P.C. (Incorporated by reference to Exhibit 23 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

31.1 - Chief Executive Officer certification of annual report on Form 10-K

31.2 - Chief Financial Officer certification of annual report on Form 10-K

32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

99 - Independent Auditors' Report for the consolidated statement of condition of ACNB Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. (Incorporated by reference to Exhibit 99 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (REGISTRANT)   APRIL 28, 2005 (DATE)
-----------------------------------------------------

By: /s/ Thomas A. Ritter                       By: /s/ John W. Krichten
   ---------------------                       ------------------------
   Thomas A. Ritter                            John W. Krichten
   President & CEO                             Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 28, 2005, by the following persons in the capacities indicated.


Philip P. Asper                           Wayne E. Lau
-------------------------------------     -------------------------
Director                                  Director


Guy F. Donaldson                          Thomas A. Ritter
-------------------------------------     -------------------------
Director                                  Director, President & CEO


Frank Elsner, III                         Marian B. Shultz
-------------------------------------     -------------------------
Director                                  Director


D. Richard Guise                          Jennifer L. Weaver
-------------------------------------     -------------------------
Director & Vice Chairman of the Board     Director


Ronald L. Hankey                          Harry L. Wheeler
-------------------------------------     -------------------------
Director and Chairman                     Director


Edgar S. Heberlig                         Daniel W. Potts
-------------------------------------     -------------------------
Director                                  Director

EXHIBIT INDEX

3(i) - Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3(i) of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

3(ii) - Bylaws of Registrant; a copy of the Bylaws, as amended, of ACNB Corporation (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 19, 2003).

10.1 - Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).

10.2 - ACNB Corporation, ACNB Acquisition Subsidiary LLC, Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.3 - Salary Continuation Agreement - applicable to Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey. (Incorporated by reference to Exhibit 10.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.4 - Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter. (Incorporated by reference to Exhibit 10.4 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.5 - Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.6 - Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.7 - Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

10.8 - Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.8 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

14- Code of Ethics (Incorporated by reference to Exhibit 14 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004)

16.1 -Letter re Change in Certifying Accountant (Incorporated by reference to
Exhibit 16.1 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 12, 2004)

23 - Consent of Stambaugh Ness, P.C. (Incorporated by reference to Exhibit 23 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

31.1 - Chief Executive Officer certification of annual report on Form 10-K

31.2 - Chief Financial Officer certification of annual report on Form 10-K

32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

99 - Independent Auditors' Report for the consolidated statement of condition of ACNB Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. (Incorporated by reference to Exhibit 99 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).