Form 10-Q
period 2005-03-31
ACNB CORP
filed 2005-05-09
CIK 715579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2005
                                                ---------------

                         Commission file number 0-11783
                                                --------


                                ACNB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-2233457
 -------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

16 LINCOLN SQUARE, GETTYSBURG, PENNSYLVANIA               17325-3129
-------------------------------------------          -------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (717) 334-3161
                                                     ---------------


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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 31, 2005 was approximately $136,198,000.

The number of shares of Registrant's Common Stock outstanding on April 26, 2005 was 5,436,101.

                                     PART I

ACNB CORPORATION
ITEM I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION


                                                                     March 31,       March 31,     December 31,
                                                                       2005            2004           2004
                                                                     ---------       ---------      ---------
                                                                     Unaudited       Unaudited
Dollars in thousands, except per share data

ASSETS

   Cash and due from banks                                           $  23,008       $  19,362      $  21,757
   Interest-bearing deposits in banks                                      892           1,047            938
                                                                     ---------       ---------      ---------

       Cash and Cash Equivalents                                        23,900          20,409         22,695

   Securities available for sale                                       378,412         349,518        381,383
   Securities held to maturity, fair value $23,354; $40,678;            23,154
                                                                     $  25,089          39,509         24,560
   Loans held for sale                                                     890             286            511
   Loans, net of allowance for loan losses $3,989; $4,043;             444,872
                                                                     $   3,938         414,701        436,631
   Premises and equipment                                               13,080           6,901         11,992
   Restricted investment in bank stocks                                 10,592           7,720         10,271
   Investment in bank owned life insurance                              19,346          14,292         19,198
   Investments in low income housing partnerships                        6,094           4,040          6,153
   Intangible asset                                                      3,230              --             --
   Goodwill                                                              2,334              --             --
   Other assets                                                         14,277           8,569         10,794
                                                                     ---------       ---------      ---------

       TOTAL ASSETS                                                  $ 940,181       $ 865,945      $ 924,188
                                                                     =========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Non-interest bearing                                           $  79,310       $  73,137      $  74,667
      Interest bearing                                                 579,569         579,586        572,205
                                                                     ---------       ---------      ---------

       TOTAL DEPOSITS                                                  658,879         652,723        646,872

   Short-term borrowings                                                64,446          47,155         64,966
   Long-term borrowings                                                137,957          87,000        132,000
   Other liabilities                                                     8,106           5,547          5,829
                                                                     ---------       ---------      ---------

       TOTAL LIABILITIES                                               869,388         792,425        849,667
                                                                     ---------       ---------      ---------

STOCKHOLDERS' EQUITY

   Common stock, $2.50 par value; 20,000,000 shares authorized;         13,590          13,590
      5,436,101 shares issued and outstanding                           13,590
   Retained earnings                                                    64,067          59,667         63,127
   Accumulated other comprehensive income (loss)                        (6,864)            263         (2,196)
                                                                     ---------       ---------      ---------

       TOTAL STOCKHOLDERS' EQUITY                                       70,793          73,520         74,521
                                                                     ---------       ---------      ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 940,181       $ 865,945      $ 924,188
                                                                     =========       =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.
--------------------------------------------------------------------------------
                                       2

ACNB Corporation
Consolidated Statements of Income

                                                             Three Months Ended March 31,
                                                                  2005         2004
                                                                -------      -------
                                                                      Unaudited
Dollars in thousands, except per share data
Interest Income
   Loans, including fees                                        $ 6,306      $ 5,887
   Securities:
      Taxable                                                     3,485        2,721
      Tax-exempt                                                    229          230
      Dividends                                                      59           41
   Other                                                             17           59
                                                                -------      -------
       TOTAL INTEREST INCOME                                     10,096        8,938
                                                                -------      -------
Interest Expense
   Deposits                                                       2,390        2,386
   Short-term borrowings                                            353          141
   Long-term debt                                                 1,003          542
                                                                -------      -------
       TOTAL INTEREST EXPENSE                                     3,746        3,069
                                                                -------      -------
       NET INTEREST INCOME                                        6,350        5,869

PROVISION FOR LOAN LOSSES                                            90           75
                                                                -------      -------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        6,260        5,794
                                                                -------      -------
OTHER INCOME
                   Service charges on deposit accounts 395 435
   Income from fiduciary activities                                 156          169
   Earnings on investment in bank owned life insurance              166           99
   Gains on sales of securities                                      --          817
   Service charges on ATM and debit card transactions               164          128
   Commissions from Insurance Sales                               1,038           --
   Other                                                            374          308
                                                                -------      -------
       TOTAL OTHER INCOME                                         2,293        1,956
                                                                -------      -------
OTHER EXPENSES
   Salaries and employee benefits                                 3,230        2,627
   Net occupancy expense                                            322          270
   Equipment expense                                                572          527
   Professional services                                            271          124
   Other tax expense                                                275          319
   Supplies and postage                                             184          149
   Other operating                                                1,230          820
                                                                -------      -------
       TOTAL OTHER EXPENSES                                       6,084        4,836
                                                                -------      -------
       INCOME BEFORE INCOME TAXES                                 2,469        2,914

PROVISION FOR INCOME TAXES                                          387          793
                                                                -------      -------
       NET INCOME                                               $ 2,082      $ 2,121
                                                                =======      =======
PER SHARE DATA
   Basic earnings                                                  0.38         0.39
                                                                =======      =======
   Cash dividends declared                                         0.21         0.21
                                                                =======      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.
--------------------------------------------------------------------------------
                                       3

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


                                                                                                 ACCUMULATED
                                                                                                    OTHER           TOTAL
                                                                       COMMON       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                                                       STOCK        EARNINGS     INCOME (LOSS)      EQUITY
                                                                       --------     --------     -------------     --------
Dollars in thousands
Balance - December 31, 2003                                            $ 13,590      $ 58,711       $    442       $ 72,743
                                                                                                                   --------

Comprehensive income:
    Net income                                                               --         2,121             --          2,121
    Change in net unrealized gains on securities available for sale,
       net of reclassification adjustment and taxes                          --            --           (179)          (179)
                                                                                                                   --------

    TOTAL COMPREHENSIVE INCOME                                               --            --              --         1,942
                                                                                                                   --------

    Cash dividends declared                                                  --        (1,165)            --         (1,165)
                                                                       --------      --------       --------       --------

BALANCE - MARCH 31, 2004                                               $ 13,590      $ 59,667       $    263       $ 73,520
                                                                       ========      ========       ========       ========

BALANCE - DECEMBER 31, 2004                                            $ 13,590      $ 63,127       $ (2,196)      $ 74,521
Comprehensive income:
    Net income                                                               --         2,082             --          2,082
    Change in net unrealized losses on securities available for sale,
       net of reclassification adjustment and taxes                          --            --         (4,668)        (4,668)
                                                                                                                   --------

    TOTAL COMPREHENSIVE LOSS                                                 --            --             --         (2,586)
                                                                                                                   --------

    Cash dividends declared                                                  --        (1,142)            --         (1,142)
                                                                       --------      --------       --------       --------

BALANCE - MARCH 31, 2005                                               $ 13,590        64,067         (6,864)       (70,793)
                                                                       ========      ========       ========       ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.
--------------------------------------------------------------------------------

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                          -------------------------
                                                                                            2005            2004
                                                                                          ---------       ---------
                                                                                                  UNAUDITED
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and dividends received                                                        $   9,950       $  10,970
   Fees and commissions received                                                              1,965           2,011
   Interest paid                                                                             (3,491)         (2,972)
   Cash paid to suppliers and employees                                                      (5,310)         (4,416)
   Income taxes paid                                                                             --          (1,237)
   Loans originated for sale                                                                 (2,681)         (1,587)
   Proceeds on mortgage loans sold                                                            2,332           1,417
                                                                                          ---------       ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                            2,765           4,256
                                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held-to-maturity                         1,381           2,675
   Proceeds from maturities of investment securities available-for-sale                      10,266          30,528
   Proceeds from sales of securities available-for-sale                                          --          91,340
   Purchase of investment securities held-to-maturity                                            --            (674)
   Purchase of investment securities available-for-sale                                     (14,862)       (125,685)
   Purchase of restricted investment in bank stocks                                            (321)           (673)
   Net increase in loans                                                                     (8,331)         (3,714)
   Cash paid for purchase of Russell Insurance Group, Inc., net of cash acquired             (5,035)             --
   Investments in low income housing partnerships                                                --            (669)
   Capital expenditures                                                                      (1,467)            (61)
   Proceeds from sales of property and foreclosed real estate                                   507              --
                                                                                          ---------       ---------
         NET CASH USED IN INVESTING ACTIVITIES                                              (17,862)         (6,933)
                                                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, interest-bearing deposits, and savings accounts           6,138           2,972
   Net increase in time certificates of deposit                                               5,869          10,363
   Net decrease in short-term borrowings                                                       (520)        (11,162)
   Dividends paid                                                                            (1,142)         (1,142)
   Proceeds from long-term borrowings                                                         6,000              --
   Repayments on long-term borrowings                                                           (43)        (11,359)
                                                                                          ---------       ---------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 16,302         (10,328)
                                                                                          ---------       ---------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,205         (13,005)

CASH AND CASH EQUIVALENTS - BEGINNING                                                        22,695          33,414
                                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS - ENDING                                                           23,900       $  20,409
                                                                                          =========       =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                                             $   2,082       $   2,121
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gains on sales of loans, property and foreclosed real estate                             (162)            (30)
      Earnings on investment in bank owned life insurance                                      (166)            (99)
      Gains on sales of securities                                                               --            (817)
      Depreciation and amortization                                                             217             213
      Provision for loan losses                                                                  90              75
      (Benefit) expense for deferred taxes                                                       --             146
      Amortization of investment securities premiums                                            409             827
      (Increase) decrease in interest receivable                                               (555)            138
      Increase (decrease) in interest payable                                                   255              97
      (Increase) decrease in mortgage loans held for sale                                      (349)           (170)
      (Increase) decrease in other assets                                                       500             628
      Increase (decrease) in other liabilities                                                  444           1,127
                                                                                          ---------       ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $   2,765       $   4,256
                                                                                          =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.
--------------------------------------------------------------------------------
                                       5

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of March 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the Corporation are set forth in Note A to the Corporation's financial statements in the 2004 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 15, 2005. The results of operations for the three month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For comparative purposes, the March 31, 2004 balances have been reclassified to conform with the 2005 presentation. Such reclassifications had no impact on net income.

2.       EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2005 and 2004 were 5,436,101. The Corporation does not have dilutive securities outstanding.

3.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The components of net periodic benefit costs for the three months ended March 31 were as follows:

                                                   2005     2004
                                                  -----    -----

             Service cost                         $ 134    $ 109
             Interest cost                          206      196
             Expected return on plan assets        (219)    (185)
             Recognized net actuarial loss           38       19
             Amortization of transition asset         3        3
             Amortization of prior service cost      10       12
                                                  -----    -----

                    NET PERIODIC BENEFIT COST     $ 172    $ 154
                                                  =====    =====

         The Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,250,000 to its pension plan in 2005. As of March 31, 2005, $1,250,000 of contributions have been made.

4.       GUARANTEES

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,953,000 in standby letters of credit, as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       COMPREHENSIVE INCOME

         The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the three month periods ended March 31, 2005 and 2004. The components of total comprehensive income for the three months ended March 31 were as follows:

                                                               2005       2004
                                                             -------    -------
          Unrealized holding gains (losses) on available
          for sale securities arising during the period      $(7,183)   $   541
          Reclassification of gains realized in net income        --       (817)
                                                             -------    -------

                 NET UNREALIZED GAINS (LOSSES)                (7,183)      (276)
          Tax effect                                           2,515         97
                                                             -------    -------

                 OTHER COMPREHENSIVE INCOME (LOSS)           $(4,668)   $  (179)
                                                             =======    =======


6. ACQUISITION OF RUSSELL INSURANCE GROUP, INC.

         On November 19, 2004, the Corporation, through its acquisition subsidiary, entered into a definitive agreement to purchase Russell Insurance Group Inc. Under the terms of the definitive agreement, the Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group Inc. Additional consideration of up to $2,882,000 is subject to performance criteria for payment over the next three years. In addition, the Corporation through its acquisition subsidiary has entered into a three-year employment contract with Frank Russell, Jr., the President of Russell Insurance Group Inc. On January 5, 2005, the acquisition was completed. The purchase price of $5,663,000, which includes closing costs of $220,000, is expected to be allocated as follows (in thousands):

           Cash                                                $   628
           Intangible asset                                      3,230
           Goodwill                                              2,334
           Other assets                                          1,049
           Other liabilities                                    (1,578)
                                                               -------
                                                               $ 5,663
                                                               =======

         The intangible asset, representing the customer base, will be amortized over 10 years. Goodwill will not be amortized but will be analyzed annually for impairment. Amortization of goodwill and the intangible asset will be deductible for tax purposes.

ACNB CORPORATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company. The consolidated financial statements include its wholly-owned subsidiaries, Adams County National Bank, Russell Insurance Group Inc. and Pennbanks Insurance Company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee or assure and is not necessarily indicative of similar performance in the future.


Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and
(c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis, as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, filed by the Corporation and any Current Reports on Form 8-K filed by the Corporation.


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

     The evaluation of goodwill and intangibles for impairment requires a significant amount of judgment, and includes consideration of various factors, including estimates of future income from the customer base. Impairment would be recognized through a charge to earnings.

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

SOP 03-3

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 on January 1, 2005 did not have any impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Net interest income totaled $6,350,000 during the period ended March 31, 2005 compared to $5,869,000 for the same period in 2004. The increase in net interest income during 2004 was primarily related to an increase in average earning assets.

The net interest spread during the first three months of 2005 was 2.67% compared to 2.64% during the same period in 2004. The yield on interest earning assets increased by 0.22% and cost of interest bearing liabilities increased by 0.19% during 2005. The net interest margin was 2.95% for the first quarter of 2005 and 2004.

Average earning assets were $861,549,000 during 2005, a increase of $65,831,000 over the 2004 average of $795,718,000. Average interest bearing liabilities were $771,314,000 in 2005, up from $695,460,000 in 2004.

Provision for Loan Losses

The provision for loan losses charged against earnings was $90,000 in 2005 compared to $75,000 in 2004. The increase was primarily a result of loan growth. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. It was increased in 2005 to account for loan growth experienced in 2005.

Other Income

Total other income was $2,293,000 for the three months ended March 31, 2005, a $337,000 increase from 2004. The increase was primarily the result of commissions from insurance sales totaling $1,038,000 recognized by the Corporation's new subsidiary, Russell Insurance Group, Inc. (see footnote 6). This increase was partially offset by an $817,000 decrease in gains on securities sales.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, totaled $156,000 for the three months ended March 31, 2005, as compared to $169,000 during 2004. The decrease in income was the result of a decrease in estate settlements from $47,000 during the first quarter of 2004 to $9,000 during the first quarter of 2005.

Other income was $374,000 for the three months ended March 31, 2005, as compared to income of $308,000 during the same period in 2004. The major factor in the increase was the sale of two bank properties for a gain of $220,000, partially offset by a loss on sale of foreclosed real estate of $88,000.

Other Expense

The largest component of other expense is salaries and employee benefits, which increased $603,000, or 23%, to $3,230,000 during the first three months of 2005 as compared to the same period a year ago. The increase in salary and employee benefits was the result of:

         o The first quarter of 2005 included $473,000 of salaries and benefits expense related to Russell Insurance Group, Inc.;

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

Net occupancy expense totaled $322,000 and equipment expense totaled $572,000 during the period ended March 31, 2005 as compared to $270,000 and $527,000 during the same period in 2004, respectively. The increases were the result of additional operational expenses and maintenance associated with the overall bank growth and more sophisticated delivery channels offered to the bank's customer base as well as additional expenses relating to the New Oxford branch opened in early 2005.

Professional services expense totaled $271,000 during 2005, as compared to $124,000 for 2004. The increase was a result of internal audit services and expenses relating to Sarbanes-Oxley ss. 404 compliance.

Other operating expenses totaled $1,230,000 during the quarter ended March 31, 2005, compared to $820,000 during 2004. Significant expense components in this category include marketing and advertising and expenses incurred by Russell Insurance Group, Inc., which totaled $215,000 during the first quarter of 2005.

Income Tax Expense

ACNB recognized income taxes of $387,000, or 15.7% of pretax income during the first three months of 2005 as compared to $793,000, or 27.2% of pre-tax income during the same period in 2004. The variances from the federal statutory rate of 35% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The effective tax rate during the quarters ended March 31, 2005 and 2004 included historical and low income housing tax credits of $272,000 and $71,000, respectively, associated with low income housing projects.

FINANCIAL CONDITION

Average earning assets during the quarter ended March 31, 2005 increased to $861,549,000 from $795,718,000 during the same period. Average funding sources, or interest bearing liabilities, increased in 2005 to $771,314,000 from $695,460,000 in 2004.

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

At March 31, 2005, the securities balance included a net unrealized loss on available for sale securities of $6,864,000, net of taxes, versus a net unrealized loss of $2,196,000, net of taxes at December 31, 2004. The increase in interest rates during 2004 and 2005 led to the depreciation in the fair value of securities during 2005. Management has determined that the declines in fair value are not other than temporary.

Loans

Loans outstanding increased $30,117,000 from March 31, 2004 to March 31, 2005 and $8,292,000 from December 31, 2004 to March 31, 2005. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan growth experienced in 2005 is the result of actively marketing to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.

Most of the Corporation's activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2005 was $3,989,000 or 0.90% of loans, as compared to $4,043,000 or 0.97% of loans at the end of the first quarter of 2004 and $3,938,000 or 0.89% at December 31, 2004. Loans past due 90 days and still accruing were $120,000 and non-accrual loans were $7,628,000 as of March 31, 2005. The ratio of non-performing assets plus forclosed assets to total assets was 0.84% at March 31, 2005 as compared to 0.67% at March 31, 2004 and 0.91% at December 31, 2004.

Loans past due 90 days and still accruing were $160,000 at December 31, 2004, while non-accruals were $8,054,000. Nonaccrual and impaired loans include three commercial loan relationships. Payments on these loans were current as of December 31, 2004 and March 31, 2005, however, cash flows reported to the Bank by each of the related companies are not sufficient to service the debt. As a result, the loans have been classified as impaired. The loans were also classified as nonaccrual as a result of a banking regulatory requirement to stop accruing interest on loans for which full payment of principal and interest is not expected. All three of the loans are collateralized by real estate.

No additional funds are committed to be advanced in connection with impaired loans.

The bank considers a loan impaired when, based on current, information and events it is probable that a lender will be unable to collect all amounts due. We measure impaired loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a lender must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the corporation's impaired loans were on a non-accrual status for all reported periods.

Premises and Equipment

The increase in premises and equipment from $6,901,000 at March 31, 2004 to $13,080,000 at March 31, 2005 and $1,088,000 from December 31, 2004 to March 31,
2005 is primarily related to the Corporation's new Operations Center, which is scheduled to be completed later this year. Additionally, the Corporation anticipates incurring an additional $2,000,000 related to the Operations Center.

Deposits

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Deposits increased $6,156,000 from March 31, 2004 to March 31, 2005 and $12,007,000 from December 31, 2004 to March 31, 2005. Deposits have grown as the bank has continued to expand its market area. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens. However, ACNB's ability to maintain and add to its deposit base may experience additional competitive pressures from the stock market and/or other alternative investment products offered by the insurance industry and others.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh (FHLB). As of March 31, 2005, short-term borrowings were $64,446,000, as compared to $64,966,000 at December 31, 2004 and $47,155,000 at
March 31, 2004.

Long-term debt consists primarily of advances from the Federal Home Loan Bank to fund ACNB's growth in its securities portfolio. Long-term debt totaled $137,957,000 at March 31, 2005, versus $132,000,000 at December 31, 2004. The increase during the first quarter includes a $6,000,000 borrowing from a local institution to fund the purchase of Russell Insurance Group, Inc. The borrowing was dated January 5, 2005 and will mature on January 5, 2020. The interest rate is fixed at 6.5% for the first ten years at which time it will convert to a variable rate based upon the Wall Street Prime rate.

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

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2005, ACNB retained $940,000, or 45%, of its net income as compared to $979,000 or 46% during the same period in 2004.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2005, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as "well-capitalized." There are no conditions or events since the notification that management believes have changed the subsidiary bank's category.

Risked-Based Capital

ACNB's capital ratios are as follows:

                                                   March 31,        December 31,
                                                     2005              2004
                                                   --------         -----------
      Tier 1 leverage ratio (to average assets)      7.67%             8.34%
      Tier 1 risk-based capital ratio
        (to risk-weighted assets)                   13.04             13.91
      Total risk-based capital ratio                13.78             14.64

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB's funds are available from a variety of sources, including assets that are readily convertible to such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2005, ACNB could borrow approximately $410,881,000 from the FHLB of which $237,144,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $22,259,000 and $28,744,000 at March 31, 2005 and December 31, 2004, respectively.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $6,684,000 at March 31, 2005.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review management has determined that there have been no material changes in market risks since year end. For further discussion of year end information, refer to the annual report.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (" Exchange Act") Rule 13a-15e. Based upon that evaluation, the Corporation's Chief Executive Officer along with the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are not effective, as a result of the material weaknesses identified during the Corporation's assessment of internal control over financial reporting as of December 31, 2004, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's internal controls or in other factors which could significantly affect these controls subsequent to the date the Corporation carried out its evaluation.

The material weaknesses are described as follows: segregation of duties over the system used to post journal entries and ineffective controls over the application of generally accepted accounting principles to certain significant, complex, non-routine transactions and the related financial statement disclosures. During 2005, the Corporation implemented controls to address the segregation of duties over the Corporation's system used to post certain types of journal entries. Additionally, the Corporation intends to actively search for experienced financial personnel to enhance the Corporation's financial reporting capabilities and expects to engage outside consultants to provide expertise on non-routine matters when they arise.

Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the controls that were implemented to address the segregation of duties over the Corporation's system used to post certain types of journal entries.

PART II

ACNB CORPORATION
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated results of operations or financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOTHING TO REPORT

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

         The following Exhibits are included in this Report:

         Exhibit 3(i) Articles of Incorporation of ACNB Corporation, as amended (Incorporated by Reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

         Exhibit 3(ii) Bylaws of Registrant; a copy of the Bylaws, as amended (Incorporated by Reference to Exhibit 99 of the Registrant's Report of Form 8-K, filed with the Commission on December 19, 2003).

         Exhibit 10.1      Executive Employment Agreement Dated as of
                           January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 26, 2001).

         Exhibit 10.2      ACNB Corporation, ACNB Acquisition Subsidiary
                           LLC, Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.3      Salary Continuation Agreement - applicable to
                           Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.4 Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.5 Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel
                           W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to
                           Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.6 Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.7       Adams County National Bank Salary Savings Plan.
                           (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.8 Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit
                           10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 14        Code of Ethics (incorporated by reference to
                           Exhibit 14 of the registrants annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004)

         Exhibit 16.1 Letter re Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 12, 2004)
         Exhibit 23 Consent of Stambaugh Ness, P.C. (Incorporated by reference to Exhibit 23 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).
         Exhibit 31.1 Chief Executive Officer Certification of quarterly report on Form 10-Q

         Exhibit 31.2 Chief Financial Officer Certification of quarterly report on Form 10-Q

         Exhibit 32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99 Independent Auditors' Report for the consolidated statement of condition of ACNB Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. (Incorporated by reference to Exhibit 99 of the Registrant's annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



April 28, 2005               /s/ Thomas A. Ritter
                             ---------------------------------------------------
                             Thomas A. Ritter, President/Chief Executive Officer



                             /s/ John W. Krichten
                             ---------------------------------------------------
                             John W. Krichten, Secretary/Treasurer