Form 10-Q
period 2005-06-30
ACNB CORP
filed 2005-08-05
CIK 715579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                         Commission file number 0-11783

                                ACNB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                               23-2233457
----------------------------------------             --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

16 LINCOLN SQUARE, GETTYSBURG, PENNSYLVANIA               17325-3129
-------------------------------------------               ----------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (717) 334-3161

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2005 was approximately $123,921,000.

The number of shares of Registrant's Common Stock outstanding on July 31, 2005 was 5,436,101.

                                     PART I

ACNB CORPORATION
ITEM I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION

                                                                    UNAUDITED       UNAUDITED     DECEMBER 31,
                                                                  JUNE 30, 2005   JUNE 30, 2004       2004
                                                                  -------------   -------------   ------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

ASSETS

   Cash and due from banks                                        $      17,676   $      25,734   $     21,757
   Interest-bearing deposits in banks                                       892           1,117            938
                                                                  -------------   -------------   ------------

         Cash and Cash Equivalents                                       18,568          26,851         22,695

   Securities available for sale                                        348,399         366,296        381,383
   Securities held to maturity, fair value $21,852; $35,455;
      $25,089                                                            21,534          35,100         24,560
   Loans held for sale                                                      977             302            511
   Loans, net of allowance for loan losses $4,086; $4,096;
      $3,938                                                            460,210         418,072        436,631
   Premises and equipment                                                14,652           7,786         11,992
   Restricted investment in bank stocks                                   8,464           9,002         10,271
   Investment in bank owned life insurance                               20,735          18,836         19,198
   Investments in low income housing partnerships                         5,940           4,953          6,153
   Intangible asset                                                       3,068               -              -
   Goodwill                                                               2,484               -              -
   Other assets                                                          11,679          11,580         10,794
                                                                  -------------   -------------   ------------

         TOTAL ASSETS                                             $     916,710   $     898,778   $    924,188
                                                                  =============   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Non-interest bearing                                        $      80,541   $      73,044   $     74,667
      Interest bearing                                                  595,477         593,319        572,205
                                                                  -------------   -------------   ------------

         Total Deposits                                                 676,018         666,363        646,872

   Short-term borrowings                                                 32,731          46,326         64,966
   Long-term borrowings                                                 125,900         112,000        132,000
   Other liabilities                                                      7,796           4,545          5,829
                                                                  -------------   -------------   ------------

         TOTAL LIABILITIES                                              842,445         829,234        849,667
                                                                  -------------   -------------   ------------

STOCKHOLDERS' EQUITY

   Common stock, $2.50 par value; 20,000,000 shares authorized;
      5,436,101 shares issued and outstanding                            13,590          13,590         13,590
   Retained earnings                                                     64,655          60,367         63,127
   Accumulated other comprehensive loss                                  (3,980)         (4,413)        (2,196)
                                                                  -------------   -------------   ------------

         TOTAL STOCKHOLDERS' EQUITY                                      74,265          69,544         74,521
                                                                  -------------   -------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     916,710   $     898,778   $    924,188
                                                                  =============   =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                            UNAUDITED                      UNAUDITED
                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                       2005           2004           2005          2004
                                                   -----------    ------------    -----------    ----------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

INTEREST INCOME
   Loans, including fees                           $     6,621    $      5,882    $    12,927    $   11,769
   Securities:
      Taxable                                            3,390           3,042          6,875         5,763
      Tax-exempt                                           229             229            458           459
      Dividends                                             94              21            153            62
   Other                                                    23               8             40            67
                                                   -----------    ------------    -----------    ----------
         TOTAL INTEREST INCOME                          10,357           9,182         20,453        18,120
                                                   -----------    ------------    -----------    ----------
INTEREST EXPENSE

   Deposits                                              2,738           2,367          5,128         4,753
   Short-term borrowings                                   184             175            537           316
   Long-term debt                                        1,079             543          2,082         1,085
                                                   -----------    ------------    -----------    ----------
         TOTAL INTEREST EXPENSE                          4,001           3,085          7,747         6,154
                                                   -----------    ------------    -----------    ----------
         NET INTEREST INCOME                             6,356           6,097         12,706        11,966

PROVISION FOR LOAN LOSSES                                   90              75            180           150
                                                   -----------    ------------    -----------    ----------
         NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                  6,266           6,022         12,526        11,816
                                                   -----------    ------------    -----------    ----------
OTHER INCOME

   Service charges on deposit accounts                     439             447            834           882
   Income from fiduciary activities                        205             192            361           361
   Earnings on investment in bank owned life
      insurance                                            195             198            361           297
   Gains (losses) on sales of securities                  (272)            (46)          (272)          771
   Service charges on ATM and debit card
      transactions                                         184             147            348           275
   Commissions from insurance sales                      1,001               -          2,039             -
   Other                                                   259             195            633           503
                                                   -----------    ------------    -----------    ----------
         TOTAL OTHER INCOME                              2,011           1,133          4,304         3,089
                                                   -----------    ------------    -----------    ----------
OTHER EXPENSES

   Salaries and employee benefits                        3,294           2,575          6,524         5,202
   Net occupancy expense                                   342             250            664           520
   Equipment expense                                       554             553          1,126         1,080
   Other tax expense                                       241             177            516           496
   Professional services                                   235             113            506           237
   Supplies and postage                                    165             162            349           311
   Other operating                                       1,392             852          2,622         1,672
                                                   -----------    ------------    -----------    ----------
         TOTAL OTHER EXPENSES                            6,223           4,682         12,307         9,518
                                                   -----------    ------------    -----------    ----------
         INCOME BEFORE INCOME TAXES                      2,054           2,473          4,523         5,387

PROVISION FOR INCOME TAXES                                 325             655            712         1,448
                                                   -----------    ------------    -----------    ----------
         NET INCOME                                $     1,729    $      1,818    $     3,811    $    3,939
                                                   ===========    ============    ===========    ==========
PER SHARE DATA

   Basic earnings                                  $      0.32    $       0.33    $      0.70    $     0.72
                                                   ===========    ============    ===========    ==========
   Cash dividends declared                         $      0.21    $       0.21    $      0.42    $     0.42
                                                   ===========    ============    ===========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                                                 COMMON    RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                                 STOCK     EARNINGS   INCOME (LOSS)       EQUITY
                                                                --------   --------   -------------   -------------
DOLLARS IN THOUSANDS

BALANCE - DECEMBER 31, 2003                                     $ 13,590   $ 58,711    $        442   $      72,743
                                                                                                      -------------

Comprehensive income (loss):
   Net income                                                          -      3,939               -           3,939
   Change in net unrealized gains on securities available for
      sale, net of reclassification adjustment and taxes               -          -          (4,855)         (4,855)

                                                                                                      -------------

   TOTAL COMPREHENSIVE LOSS                                                                                    (916)
                                                                                                      -------------

   Cash dividends declared                                             -     (2,283)              -          (2,283)
                                                                --------   --------   -------------   -------------

BALANCE - JUNE 30, 2004                                         $ 13,590   $ 60,367    $     (4,413)  $      69,544
                                                                ========   ========   =============   =============

BALANCE - DECEMBER 31, 2004                                     $ 13,590   $ 63,127    $     (2,196)  $      74,521

Comprehensive income:
   Net income                                                          -      3,811               -           3,811
   Change in net unrealized gains on securities available for
      sale, net of reclassification adjustment and taxes               -          -          (1,784)         (1,784)
                                                                                                      -------------

   TOTAL COMPREHENSIVE INCOME                                                                                 2,027
                                                                                                      -------------

   Cash dividends declared                                             -     (2,283)              -          (2,283)
                                                                --------   --------   -------------   -------------

BALANCE - JUNE 30, 2005                                         $ 13,590   $ 64,655   ($      3,980)  $      74,265
                                                                ========   ========   =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               UNAUDITED
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                          2005          2004
                                                                                       ----------    -----------
IN THOUSANDS

CASH FLOWS FROM OPERATING ACTIVITIES

   Interest and dividends received                                                     $   22,194    $    18,697
   Fees and commissions received                                                            4,191          3,405
   Interest paid                                                                           (7,948)        (6,247)
   Cash paid to suppliers and employees                                                   (11,094)       (11,270)
   Income taxes paid                                                                         (270)        (1,429)
   Loans originated for sale                                                               (9,599)        (3,604)
   Proceeds on mortgage loans sold                                                          9,135          3,388
                                                                                       ----------    -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                          6,609          2,940
                                                                                       ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from maturities of investment securities held-to-maturity                       2,979          7,084
   Proceeds from maturities of investment securities available-for-sale                    18,039              -
   Proceeds from sales of securities available-for-sale                                    26,196        185,258
   Purchase of investment securities available-for-sale                                   (14,862)      (212,386)
   Purchase of restricted investment in bank stocks                                        (2,849)        (1,455)
   Proceeds from sales of restricted investments in bank stocks                             4,656              -
   Purchase of bank owned life insurance                                                   (1,200)        (4,400)
   Net increase in loans                                                                  (23,759)        (7,138)
   Investment in Russell Insurance Group, Inc.                                             (5,552)             -
   Investments in low income housing partnerships                                             (78)        (1,683)
   Capital expenditures                                                                    (3,134)        (1,163)
   Proceeds from sales of property and foreclosed real estate                                 300             37
                                                                                       ----------    -----------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  736        (35,846)
                                                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase (decrease) in demand deposits, interest-bearing deposits,
      and savings accounts                                                                (22,218)        16,646
   Net increase in time certificates of deposit                                            51,964         10,330
   Net decrease in short-term borrowings                                                  (32,235)       (23,350)
   Dividends paid                                                                          (2,283)        (2,283)
   Proceeds from long-term borrowings                                                       6,000         25,000
   Repayments on long-term borrowings                                                     (12,700)             -
                                                                                       ----------    -----------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (11,472)        26,343
                                                                                       ----------    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (4,127)        (6,563)

CASH AND CASH EQUIVALENTS - BEGINNING                                                      22,695         33,414
                                                                                       ----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                                     $   18,568    $    26,851
                                                                                       ==========    ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

   Net income                                                                          $    3,811    $     3,939
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gains on sales of loans, property and foreclosed real estate                            (87)             -
      Earnings on investment in bank owned life insurance                                    (385)          (297)
      (Gains) losses on sales of securities                                                   272           (771)
      Depreciation and amortization                                                           649            430
      Provision for loan losses                                                               180            150
      Net amortization of investment securities premiums                                      641          1,622
      (Increase) decrease in interest receivable                                            1,100           (642)
      Decrease in interest payable                                                           (199)           (93)
      (Increase) in mortgage loans held for sale                                             (466)          (216)
      (Increase) in other assets                                                           (1,073)        (1,397)
      Increase in other liabilities                                                         2,166            215
                                                                                       ----------    -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $    6,609    $     2,940
                                                                                       ==========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of June 30, 2005 and 2004, and the results of its operations, changes in stockholders' equity and cash flows for the three and six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature.

      The accounting policies followed by the Corporation are set forth in Note A to the Corporation's financial statements in the 2004 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2005. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For comparative purposes, the June 30, 2004 balances have been reclassified to conform with the 2005 presentation. Such reclassifications had no impact on net income.

2.    EARNINGS PER SHARE

      Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month and six month periods ended June 30, 2005 and 2004 were 5,436,101. The Corporation does not have dilutive securities outstanding.

3.    COMPONENTS OF NET PERIODIC BENEFIT COST

      The components of net periodic benefit costs for the three month and six month periods ended June 30 were as follows:

                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                 ---------------------------   -------------------------
                                     2005            2004          2005          2004
                                 -----------     -----------   -----------   -----------
Service cost                     $       134     $       109   $       268   $       218
Interest cost                            206             196           412           392
Expected return on plan assets          (219)           (185)         (438)         (370)
Recognized net actuarial loss             38              19            76            38
Other, net                                13              15            26            30
                                 -----------     -----------   -----------   -----------

   NET PERIODIC BENEFIT COST     $       172     $       154   $       344   $       308
                                 ===========     ===========   ===========   ===========

      The Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,250,000 to its pension plan in 2005. As of June 30, 2005, $1,250,000 of contributions have been made.

4.    GUARANTEES

      The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $5,177,000 in standby letters of credit, as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    COMPREHENSIVE INCOME

      The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the three month and six month periods ended June 30, 2005 and 2004. The components of other comprehensive income (loss) for the three month and six month periods ended June 30 were as follows:

                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                      ---------------------------   -------------------------
                                          2005            2004          2005          2004
                                      -----------     -----------   -----------    ----------
Unrealized holding gains (losses)
   on available for sale securities
   arising during the period          $     4,166     $    (7,126)  $    (3,017)   $   (6,585)
Reclassification of (gains) losses
   realized in net income                     272              46           272          (771)
                                      -----------     -----------   -----------    ----------

   NET UNREALIZED GAINS
      (LOSSES) TAX EFFECT                   4,438          (7,080)       (2,745)       (7,356)

Tax effect                                 (1,554)          2,404           961         2,501
                                      -----------     -----------   -----------    ----------

   OTHER COMPREHENSIVE
      INCOME (LOSS)                   $     2,884     $    (4,676)  $    (1,784)   $   (4,855)
                                      ===========     ===========   ===========    ==========

6.    ACQUISITION OF RUSSELL INSURANCE GROUP, INC.

      On November 19, 2004, the Corporation, through its acquisition subsidiary, entered into a definitive agreement to purchase Russell Insurance Group Inc. Under the terms of the definitive agreement, the Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group Inc. Additional consideration of up to $2,882,000 is subject to performance criteria for payment over the next three years. In addition, the Corporation through its acquisition subsidiary has entered into a three-year employment contract with Frank Russell, Jr., the President of Russell Insurance Group Inc. On January 5, 2005, the acquisition was completed. The purchase price of $5,663,000, which includes closing costs of $220,000, was allocated as follows (in thousands):

                  Cash                                 $   628
                  Intangible asset                       3,230
                  Goodwill                               2,334
                  Other assets                           1,049
                  Other liabilities                     (1,578)
                                                       -------

                                                       $ 5,663
                                                       =======

      The intangible asset, representing the customer base, will be amortized over 10 years. Goodwill will not be amortized but will be analyzed annually for impairment. Amortization on goodwill and the intangible asset will be deductible for tax purposes.

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

RESULTS OF OPERATIONS

Net income totaled $3,811,000 during the six months ended June 30, 2005. Earnings per share totaled $0.70 for the same period. Net income during the six months ended June 30, 2004 totaled $3,939,000 and earnings per share totaled $0.72. The decrease in net income and earnings per share was primarily driven by lack of securities gains in 2005 as opposed to 2004.

Net interest income totaled $12,706,000 during the six month period ended June 30, 2005 compared to $11,966,000 for the same period in 2004. The increase in net interest income during 2005 was primarily related to an increase in average earning assets.

The net interest spread during the first six months of 2005 was 2.68% compared to 2.69% during the same period in 2004. The yield on interest earning assets increased by 0.31% and cost of interest bearing liabilities increased by 0.32% during 2005. The net interest margin was 2.91% for the first half of 2005 compared to 2.92% for the same period in 2004.

Average earning assets were $869,040,000 during 2005, an increase of $51,289,000 over the 2004 average of $817,751,000. Average interest bearing liabilities were $767,728,000 in 2005, up from $713,212,000 in 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged against earnings was $180,000 for the first six months of 2005 compared to $150,000 for the same period in 2004. The provision for loan losses totaled $90,000 for the second quarter of 2005 as compared to $75,000 for the second quarter of 2004. The increase was primarily a result of loan growth. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

OTHER INCOME

During the first six months of 2005, total other income was $4,304,000, a $1,215,000 increase from 2004. The increase was primarily the result of commissions from insurance sales totaling $2,039,000 recognized by the Corporation's new subsidiary, Russell Insurance Group, Inc. (see footnote 6), partially offset by a decrease in gains on sales of securities of $1,043,000.

Total other income during the second quarter of 2005 was $2,011,000 as compared to $1,133,000 during the second quarter of 2004. The increase was primarily the result of commissions from insurance sales totaling $1,001,000.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, totaled $361,000 for the first half of 2005, as compared to $361,000 during 2004. During the second quarter of 2005, income totaled $205,000 as compared to $192,000 during the second quarter of 2004. The change year over year is not significant.

Other income was $633,000 for the six months ended June 30, 2005, as compared to income of $503,000 during the same period in 2004. The major factor in the increase was the sale of two bank properties for a gain of $220,000, partially offset by a loss on sale of foreclosed real estate of $88,000.

OTHER EXPENSE

The largest component of other expense is salaries and employee benefits, which increased $1,322,000, or 25%, to $6,524,000 during the first six months of 2005 as compared to the same period a year ago. Salaries and employee benefits totaled $3,294,000 during the second quarter of 2005 as compared to $2,575,000 during the second quarter of 2004. The increase in salary and employee benefits was the result of:

      o Salaries and benefits included expenses related to Russell Insurance Group, Inc. totaling $1,011,000 and $538,000 during the first half of 2005 and the second quarter of 2005, respectively.

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

Net occupancy expense totaled $664,000 and equipment expense totaled $1,126,000 during the six month period ended June 30, 2005 as compared to $520,000 and $1,080,000 during the same period in 2004, respectively. During the second quarter of 2005, net occupancy expense totaled $342,000 and equipment expense totaled $554,000 as compared to $250,000 and $553,000, respectively, during the second quarter of 2004. The increases were the result of additional operational expenses and maintenance associated with the overall bank growth and more sophisticated delivery channels offered to the bank's customer base as well as additional expenses relating to the New Oxford branch opened in early 2005.

Professional services expense totaled $506,000 during the first half of 2005, as compared to $237,000 for the same period in 2004. During the second quarter of 2005, professional services expense totaled $235,000 as compared to $113,000 during the second quarter of 2004. The increase was primarily a result of internal audit services and expenses relating to Sarbanes-Oxley Section 404 compliance.

Other operating expenses totaled $2,622,000 during the six month period ended June 30, 2005, compared to $1,672,000 during the same period in 2004. During the second quarter of 2005, other operating expenses totaled $1,392,000 as compared to $852,000 during the second quarter of 2004. Significant expense components in this category include marketing and advertising and expenses incurred by Russell Insurance Group, Inc., which totaled $455,000 and $215,000 during the first half and second quarter of 2005, respectively.

INCOME TAX EXPENSE

During the six month period ended June 30, 2005, ACNB recognized income taxes of $712,000, or 15.7% of pretax income as compared to $1,448,000, or 26.9% of pre-tax income during the same period in 2004. The effective tax rate during the second quarter of 2005 was 15.8% as compared to 26.5% during the second quarter of 2004. The variances from the federal statutory rate of 35% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The effective tax rate during the periods ended June 30, 2005 and 2004 included historical and low income housing tax credits of $432,000 and $142,000, respectively, associated with low income housing projects.

FINANCIAL CONDITION

Average earning assets during the six months ended June 30, 2005 increased to $869,040,000 from $817,751,000 during the same period in 2004. Average funding sources, or interest bearing liabilities, increased in 2005 to $767,728,000 from $713,212,000 in 2004.

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

At June 30, 2005, the securities balance included a net unrealized loss on available for sale securities of $3,588,000, net of taxes, versus a net unrealized loss of $2,196,000, net of taxes at December 31, 2004. The increase in interest rates during 2004 and 2005 led to the depreciation in the fair value of securities during 2005. Management has not recognized other than temporary impairment on any of the securities.

LOANS

Loans outstanding increased $42,803,000 from June 30, 2004 to June 30, 2005 and $24,193,000 from December 31, 2004 to June 30, 2005. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan growth experienced in 2005 is the result of actively marketing to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.

Most of the Corporation's activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2005 was $4,086,000 or 0.88% of loans, as compared to $4,096,000 or 0.97% of loans at the end of the second quarter of 2004 and $3,938,000 or 0.89% at December 31, 2004. Loans past due 90 days and still accruing were $229,000 and non-accrual loans were $7,314,000 as of June 30, 2005. The ratio of non-performing loans plus foreclosed assets to total assets was 0.82% at June 30, 2005 as compared to 0.66% at June 30, 2004 and 0.91% at December 31, 2004.

Loans past due 90 days and still accruing were $160,000 at December 31, 2004, while non-accruals were $8,054,000. Nonaccrual and impaired loans include three commercial loan relationships. Payments on these loans were current as of December 31, 2004 and June 30, 2005, however, cash flows reported to the Bank by each of the related companies are not sufficient to service the debt. As a result, the loans have been classified as impaired. The loans were also classified as nonaccrual as a result of a banking regulatory requirement to stop accruing interest on loans for which full payment of principal and interest is not expected. All three of the loans are collateralized by real estate.

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

PREMISES AND EQUIPMENT

The increase in premises and equipment from $7,786,000 at June 30, 2004 to $14,652,000 at June 30, 2005 and $11,992,000 from December 31, 2004 to June 30,
2005 is primarily related to the Corporation's new Operations Center, which is scheduled to be completed later this year. Additionally, the Corporation anticipates incurring an additional $1,500,000 related to the Operations Center.

DEPOSITS

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Deposits increased $9,655,000 from June 30, 2004 to June 30, 2005 and $29,146,000 from December 31, 2004 to June 30, 2005. Deposits have grown as the bank has continued to expand its market area. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens. However, ACNB's ability to maintain and add to its deposit base may experience additional competitive pressures from the stock market and/or other alternative investment products offered by the insurance industry and others.

BORROWINGS

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh (FHLB). As of June 30, 2005, short-term borrowings were $32,731,000, as compared to $64,966,000 at December 31, 2004 and $46,326,000 at
June 30, 2004.

Long-term debt consists primarily of advances from the Federal Home Loan Bank to fund ACNB's growth in its securities portfolio. Long-term debt totaled $125,900,000 at June 30, 2005, versus $132,000,000 at December 31, 2004. The decrease during the first half of 2005 is the result of a decision to reduce borrowings in the current interest rate environment.

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

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2005, ACNB retained $1,528,000, or 40%, of its net income as compared to $1,656,000 or 42% during the same period in 2004.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2005, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as "well-capitalized." There are no conditions or events since June 30, 2005 that management believes have changed the subsidiary bank's category.

RISKED-BASED CAPITAL

ACNB's capital ratios are as follows:

                                                            JUNE 30,   DECEMBER 31,
                                                              2005         2004
                                                            --------   ------------
Tier 1 leverage ratio (to average assets)                     8.21%        8.34%
Tier 1 risk-based capital ratio (to risk-weighted assets)    14.37        13.91
Total risk-based capital ratio                               15.15        14.64

LIQUIDITY

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB's funds are available from a variety of sources, including assets that are readily convertible to such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2005, ACNB could borrow approximately $422,712,000 from the FHLB of which $291,247,000 was available.

Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $20,816,000 and $27,166,000 at June 30, 2005 and December 31, 2004, respectively.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $6,897,000 at June 30, 2005.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review management has determined that there have been no material changes in market risks since year end. For further discussion of year end information, refer to the quarterly report.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15e. Based upon that evaluation, the Corporation's Chief Executive Officer along with the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are not effective, as a result of a material weakness identified during the Corporation's assessment of internal control over financial reporting as of December 31, 2004, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's internal controls or in other factors which could significantly affect these controls subsequent to the date the Corporation carried out its evaluation.

The material weakness is described as follows: ineffective controls over the application of generally accepted accounting principles to certain significant, complex, non-routine transactions and the related statement disclosures. The Corporation is actively searching for experienced financial personnel to enhance the Corporation's financial reporting capabilities and expects to engage outside consultants to provide expertise on non-routine matters when they arise.

Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      a. An annual meeting of shareholders was held at 1:00 p.m. on May 17, 2005 at the main office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325.

      b.    Eight matters were voted upon, as follows:

              Proposal to fix the number of Directors of ACNB Corporation at twelve (12):

              VOTES CAST        VOTES CAST          VOTES
                "FOR"            "AGAINST"        ABSTAINED
              ----------        ----------        ---------

               4,136,985          40,219           83,447

              Proposal to fix the number of Class 1 Directors at four (4):

              VOTES CAST        VOTES CAST          VOTES
                "FOR"            "AGAINST"        ABSTAINED
              ----------        ----------        ---------

               4,143,956          35,518           81,177

              Proposal to fix the number of Class 2 Directors at four (4):

              VOTES CAST        VOTES CAST          VOTES
                "FOR"            "AGAINST"        ABSTAINED
              ----------        ----------        ---------

               4,139,068          38,806           82,777

              Proposal to fix the number of Class 3 Directors at four (4):

              VOTES CAST        VOTES CAST          VOTES
                "FOR"            "AGAINST"        ABSTAINED
              ----------        ----------        ---------

               4,135,012          41,308           84,331

       Election of one (1) Class 2 Director to serve for a one-year term:

                                           VOTES CAST      VOTES
            DIRECTOR       TERM EXPIRES      "FOR"       "WITHHELD"
       -----------------   ------------   -------------  ----------

       Alan J. Stock           2006        4,190,254       70,397

       Election of four (4) Class 3 Directors to serve for a three-year term:

                                           VOTES CAST      VOTES
            DIRECTOR       TERM EXPIRES      "FOR"       "WITHHELD"
       -----------------   ------------   -------------  ----------

       Philip P. Asper         2008        4,171,424       89,227
       Frank Elsner, III       2008        4,182,363       78,288
       Daniel W. Potts         2008        4,197,005       63,646
       Thomas A. Ritter        2008        4,147,594      113,057

       Amend Article 9th of the Articles of Incorporation to provide for a two-tiered supermajority clause regarding fundamental transactions.

          VOTES CAST         VOTES CAST       VOTES        BROKER
            "FOR"            "AGAINST"     "ABSTAINED"    NON-VOTE
       -----------------   ------------   -------------  ----------

           4,099,896          152,631        136,101      333,582

       To ratify the selection of Beard Miller Company LLP, as ACNB Corporation's independent auditors for the year ending December 31, 2005.

           VOTES CAST        VOTES CAST       VOTES
             "FOR"           "AGAINST"     "ABSTAINED"
       -----------------   ------------   -------------

            4,207,014          13,895          39,742

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

      Exhibit 10.1 Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8-X, filed with the Commission on March 26, 2001).

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

      AUGUST 4, 2005          /s/ Thomas A. Ritter
                             ---------------------------------------------------
                             Thomas A. Ritter, President/Chief Executive Officer

                              /s/ John W. Krichten
                             ---------------------------------------------------
                             John W. Krichten, Secretary/Treasurer