Form 10-Q/A
period 2005-06-30
ACNB CORP
filed 2005-09-28
CIK 715579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2005
                               ---------------------------



                         Commission file number 0-11783
                                                -------

                                          ACNB CORPORATION
-------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         PENNSYLVANIA                                            23-2233457
--------------------------------------------------------------              ---------------------
                 (State or other jurisdiction of                              (I.R.S. Employer
                  incorporation or organization)                             Identification No.)

        16 LINCOLN SQUARE, GETTYSBURG, PENNSYLVANIA                              17325-3129
--------------------------------------------------------------                  ------------
            (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (717) 334-3161
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

                                     PART I

ACNB CORPORATION
ITEM I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION


                                                                       UNAUDITED           UNAUDITED        DECEMBER 31,
                                                                     JUNE 30, 2005       JUNE 30, 2004          2004
---------------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

ASSETS

   Cash and due from banks                                              $ 17,676           $ 25,734           $ 21,757
   Interest-bearing deposits in banks                                        892              1,117                938
                                                                        --------           --------           --------

       Cash and Cash Equivalents                                          18,568             26,851             22,695

   Securities available for sale                                         348,399            366,296            381,383
   Securities held to maturity, fair value $21,852; $35,455; $25,089      21,534             35,100             24,560
   Loans held for sale                                                       977                302                511
   Loans, net of allowance for loan losses $4,086; $4,096; $3,938        460,210            418,072            436,631
   Premises and equipment                                                 14,652              7,786             11,992
   Restricted investment in bank stocks                                    8,464              9,002             10,271
   Investment in bank owned life insurance                                20,735             18,836             19,198
   Investments in low income housing partnerships                          5,940              4,953              6,153
   Intangible asset                                                        3,068                  -                  -
   Goodwill                                                                2,484                  -                  -
   Other assets                                                           11,679             11,580             10,794
                                                                        --------           --------           --------

       TOTAL ASSETS                                                     $916,710           $898,778           $924,188
                                                                        ========           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Non-interest bearing                                              $ 80,541           $ 73,044           $ 74,667
      Interest bearing                                                   595,477            593,319            572,205
                                                                        --------           --------           --------

       Total Deposits                                                    676,018            666,363            646,872

   Short-term borrowings                                                  32,731             46,326             64,966
   Long-term borrowings                                                  125,900            112,000            132,000
   Other liabilities                                                       7,796              4,545              5,829
                                                                        --------           --------           --------

       TOTAL LIABILITIES                                                 842,445            829,234            849,667
                                                                        --------           --------           --------

STOCKHOLDERS' EQUITY

   Common stock, $2.50 par value; 20,000,000 shares authorized;
      5,436,101 shares issued and outstanding                             13,590             13,590             13,590
   Retained earnings                                                      64,655             60,367             63,127
   Accumulated other comprehensive loss                                   (3,980)            (4,413)            (2,196)
                                                                        --------           --------           --------

       TOTAL STOCKHOLDERS' EQUITY                                         74,265             69,544             74,521
                                                                        --------           --------           --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $916,710           $898,778           $924,188
                                                                        ========           ========           ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                        2

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                 UNAUDITED                              UNAUDITED
                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------             -------------------------
                                                          2005               2004                 2005             2004
                                                        --------           --------             --------         --------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

INTEREST INCOME
   Loans, including fees                                 $ 6,621            $ 5,882            $ 12,927            $11,769
   Securities:
      Taxable                                              3,390              3,042               6,875              5,763
      Tax-exempt                                             229                229                 458                459
      Dividends                                               94                 21                 153                 62
   Other                                                      23                  8                  40                 67
                                                         -------            -------            --------            -------

       TOTAL INTEREST INCOME                              10,357              9,182              20,453             18,120
                                                         -------            -------            --------            -------

INTEREST EXPENSE
   Deposits                                                2,738              2,367               5,128              4,753
   Short-term borrowings                                     184                175                 537                316
   Long-term debt                                          1,079                543               2,082              1,085
                                                         -------            -------            --------            -------

       TOTAL INTEREST EXPENSE                              4,001              3,085               7,747              6,154
                                                         -------            -------            --------            -------

       NET INTEREST INCOME                                 6,356              6,097              12,706             11,966

PROVISION FOR LOAN LOSSES                                     90                 75                 180                150
                                                         -------            -------            --------            -------

       NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                       6,266              6,022              12,526             11,816
                                                         -------            -------            --------            -------

OTHER INCOME
   Service charges on deposit accounts                       439                447                 834                882
   Income from fiduciary activities                          205                192                 361                361
   Earnings on investment in bank owned life
      insurance                                              195                198                 361                297
   Gains (losses) on sales of securities                    (272)               (46)               (272)               771
   Service charges on ATM and debit card
      transactions                                           184                147                 348                275
   Commissions from insurance sales                        1,001                  -               2,039                  -
   Other                                                     259                195                 633                503
                                                         -------            -------            --------            -------

       TOTAL OTHER INCOME                                  2,011              1,133               4,304              3,089
                                                         -------            -------            --------            -------

OTHER EXPENSES
   Salaries and employee benefits                          3,294              2,575               6,524              5,202
   Net occupancy expense                                     342                250                 664                520
   Equipment expense                                         554                553               1,126              1,080
   Other tax expense                                         241                177                 516                496
   Professional services                                     235                113                 506                237
   Supplies and postage                                      165                162                 349                311
   Other operating                                         1,392                852               2,622              1,672
                                                         -------            -------            --------            -------

       TOTAL OTHER EXPENSES                                6,223              4,682              12,307              9,518
                                                         -------            -------            --------            -------

       INCOME BEFORE INCOME TAXES                          2,054              2,473               4,523              5,387

PROVISION FOR INCOME TAXES                                   325                655                 712              1,448
                                                         -------            -------            --------            -------

       NET INCOME                                        $ 1,729            $ 1,818            $  3,811            $ 3,939
                                                         =======            =======            ========            =======
PER SHARE DATA
   Basic earnings                                        $  0.32            $  0.33            $  0.70             $  0.72
                                                         =======            =======            ========            =======

   Cash dividends declared                               $  0.21            $  0.21            $  0.42             $  0.42
                                                         =======            =======            ========            =======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                        3

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                                                  ACCUMULATED
                                                                                                     OTHER           TOTAL
                                                                       COMMON       RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                                       STOCK        EARNINGS     INCOME (LOSS)      EQUITY
                                                                    ------------  ------------  ---------------  --------------
DOLLARS IN THOUSANDS

BALANCE - DECEMBER 31, 2003                                           $13,590       $58,711         $   442         $72,743
                                                                                                                  ------------
Comprehensive income (loss):
    Net income                                                              -         3,939               -           3,939
    Change in net unrealized gains on securities available for
       sale, net of reclassification adjustment and taxes                   -             -          (4,855)         (4,855)
                                                                                                                  ------------

    TOTAL COMPREHENSIVE LOSS                                                                                           (916)
                                                                                                                  ------------

    Cash dividends declared                                                 -        (2,283)              -          (2,283)
                                                                    ------------  -------------   ------------    ------------

BALANCE - JUNE 30, 2004                                               $13,590       $60,367         $(4,413)        $69,544
                                                                    ============  =============   ============    ============

BALANCE - DECEMBER 31, 2004                                           $13,590       $63,127         $(2,196)        $74,521
Comprehensive income:
    Net income                                                              -         3,811               -           3,811
    Change in net unrealized gains on securities available for
       sale, net of reclassification adjustment and taxes                   -             -          (1,784)         (1,784)
                                                                                                                  ------------

    TOTAL COMPREHENSIVE INCOME                                                                                        2,027
                                                                                                                  ------------

    Cash dividends declared                                                 -        (2,283)              -          (2,283)
                                                                    ------------  -------------   ------------    ------------

BALANCE - JUNE 30, 2005                                               $13,590       $64,655         ($3,980)        $74,265
                                                                    ============  =============   ============    ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                        4

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       UNAUDITED
                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                             ------------------------------
                                                                                                 2005             2004
IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and dividends received                                                                $22,194         $18,697
   Fees and commissions received                                                                    4,191           3,405
   Interest paid                                                                                   (7,948)         (6,247)
   Cash paid to suppliers and employees                                                           (11,094)        (11,270)
   Income taxes paid                                                                                 (270)         (1,429)
   Loans originated for sale                                                                       (9,599)         (3,604)
   Proceeds on mortgage loans sold                                                                  9,135           3,388
                                                                                             -------------   --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  6,609           2,940
                                                                                             -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held-to-maturity                               2,979           7,084
   Proceeds from maturities of investment securities available-for-sale                            18,039               -
   Proceeds from sales of securities available-for-sale                                            26,196         185,258
   Purchase of investment securities available-for-sale                                           (14,862)       (212,386)
   Purchase of restricted investment in bank stocks                                                (2,849)         (1,455)
   Proceeds from sales of restricted investments in bank stocks                                     4,656               -
   Purchase of bank owned life insurance                                                           (1,200)         (4,400)
   Net increase in loans                                                                          (23,759)         (7,138)
   Investment in Russell Insurance Group, Inc.                                                     (5,552)              -
   Investments in low income housing partnerships                                                     (78)         (1,683)
   Capital expenditures                                                                            (3,134)         (1,163)
   Proceeds from sales of property and foreclosed real estate                                         300              37
                                                                                             -------------   --------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          736         (35,846)
                                                                                             -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, interest-bearing deposits, and savings             (22,218)         16,646
      accounts
   Net increase in time certificates of deposit                                                    51,964          10,330
   Net decrease in short-term borrowings                                                          (32,235)        (23,350)
   Dividends paid                                                                                  (2,283)         (2,283)
   Proceeds from long-term borrowings                                                               6,000          25,000
   Repayments on long-term borrowings                                                             (12,700)              -
                                                                                             -------------   --------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (11,472)         26,343
                                                                                             -------------   --------------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,127)         (6,563)

CASH AND CASH EQUIVALENTS - BEGINNING                                                              22,695          33,414
                                                                                             -------------   --------------

CASH AND CASH EQUIVALENTS - ENDING                                                                $18,568         $26,851
                                                                                             =============   ==============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                                                     $ 3,811        $  3,939
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gains on sales of loans, property and foreclosed real estate                                    (87)              -
      Earnings on investment in bank owned life insurance                                            (385)           (297)
      (Gains) losses on sales of securities                                                           272            (771)
      Depreciation and amortization                                                                   649             430
      Provision for loan losses                                                                       180             150
      Net amortization of investment securities premiums                                              641           1,622
      (Increase) decrease in interest receivable                                                    1,100            (642)
      Decrease in interest payable                                                                   (199)            (93)
      (Increase) in mortgage loans held for sale                                                     (466)           (216)
      (Increase) in other assets                                                                   (1,073)         (1,397)
      Increase in other liabilities                                                                 2,166             215
                                                                                             -------------   --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $ 6,609        $  2,940
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

3.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The components of net periodic benefit costs for the three month and six month periods ended June 30 were as follows:

                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------   -----------------------------------
                                                        2005               2004               2005                2004
                                                   ---------------    ----------------   ----------------    ---------------
          Service cost                                        $134               $109               $268                $218
          Interest cost                                        206                196                412                 392
          Expected return on plan assets                      (219)              (185)              (438)               (370)
          Recognized net actuarial loss                         38                 19                 76                  38
          Other, net                                            13                 15                 26                  30
                                                   ---------------    ----------------   ----------------    ---------------

                 NET PERIODIC BENEFIT COST                    $172               $154               $344                $308
                                                   ===============    ================   ================    ===============

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

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       COMPREHENSIVE INCOME

         The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the three month and six month periods ended June 30, 2005 and 2004. The components of other comprehensive income (loss) for the three month and six month periods ended June 30 were as follows:

                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------   -----------------------------------
                                                        2005               2004               2005                2004
                                                   ---------------    ----------------   ----------------    ---------------
          Unrealized holding gains (losses) on
               available for sale securities
               arising during the period                    $4,166            $(7,126)           $(3,017)            $(6,585)
          Reclassification of (gains) losses
               realized in net income                          272                 46                272                (771)
                                                   ---------------    ----------------   ----------------    ---------------

                 NET UNREALIZED GAINS (LOSSES)               4,438             (7,080)            (2,745)             (7,356)
                     TAX EFFECT

          Tax effect                                        (1,554)             2,404                961               2,501
                                                   ---------------    ----------------   ----------------    ---------------

                 OTHER COMPREHENSIVE INCOME
                     (LOSS)                                 $2,884            $(4,676)           $(1,784)            $(4,855)
                                                   ===============    ================   ================    ===============

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

                            Cash                                   $   628
                            Intangible asset                         3,230
                            Goodwill                                 2,334
                            Other assets                             1,049
                            Other liabilities                       (1,578)
                                                           ----------------
                                                                    $5,663
                                                           ================

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

Professional services expense totaled $506,000 during the first half of 2005, as compared to $237,000 for the same period in 2004. During the second quarter of 2005, professional services expense totaled $235,000 as compared to $113,000 during the second quarter of 2004. The increase was primarily a result of internal audit services and expenses relating to Sarbanes-Oxley ss. 404 compliance.

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

RISKED-BASED CAPITAL

ACNB's capital ratios are as follows:

                                                                                          JUNE 30,           DECEMBER 31,
                                                                                            2005                 2004
                                                                                        -------------        ------------
          Tier 1 leverage ratio (to average assets)                                          8.21%                8.34%
          Tier 1 risk-based capital ratio (to risk-weighted assets)                         14.37                13.91
          Total risk-based capital ratio                                                    15.15                14.64

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a. An annual meeting of shareholders was held at 1:00 p.m. on May 17, 2005, at the office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325. The 2005 Annual Meeting of Shareholders held on May 17, 2005, was adjourned to June 7, 2005, at 2:30 p.m. and held at the office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325, and again adjourned to June 27, 2005, at 1:45 p.m. and held at the office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325, and again adjourned to July 12, 2005, at 3:00 p.m. and held at the office of Adams County National Bank, 675 Old Harrisburg Road, Gettysburg, PA 17325 to permit further solicitation of proxies with respect to the proposal to amend
              Article 9th of the Articles of Incorporation to provide for a two-tiered supermajority clause regarding fundamental transactions and only seven out of eight proposals were acted upon at the May 17, 2005 annual meeting.

         b. Eight matters were voted upon and seven matters were acted upon at the May 17, 2005 meeting as follows:

                  Proposal to fix the number of Directors of ACNB Corporation at twelve (12):

                         VOTES CAST               VOTES CAST                    VOTES
                           "FOR"                   "AGAINST"                   ABSTAINED
                 --------------------------      --------------       -------------------------

                         4,136,985                    40,219                    83,447

                  Proposal to fix the number of Class 1 Directors at four (4):

                         VOTES CAST               VOTES CAST                    VOTES
                           "FOR"                   "AGAINST"                   ABSTAINED
                 --------------------------      --------------       -------------------------

                         4,143,956                    35,518                    81,177

                  Proposal to fix the number of Class 2 Directors at four (4):

                         VOTES CAST               VOTES CAST                    VOTES
                           "FOR"                   "AGAINST"                   ABSTAINED
                 --------------------------      --------------       -------------------------

                         4,139,068                    38,806                    82,777

                  Proposal to fix the number of Class 3 Directors at four (4):

                         VOTES CAST               VOTES CAST                    VOTES
                           "FOR"                   "AGAINST"                   ABSTAINED
                 --------------------------      --------------       -------------------------

                         4,135,012                    41,308                    84,331

                  Election of one (1) Class 2 Director to serve for a one-year term:

                     DIRECTOR                     TERM EXPIRES         VOTES CAST "FOR"      VOTES "WITHHELD"
                  -------------                   ------------         ----------------      ----------------
                  Alan J. Stock                        2006                4,190,254               70,397

                  Election of four (4) Class 3 Directors to serve for a three-year term:

                     DIRECTOR                     TERM EXPIRES         VOTES CAST "FOR"      VOTES "WITHHELD"
                  -------------                   ------------         ----------------      ----------------
                  Philip P. Asper                      2008                    4,171,424                89,227
                  Frank Elsner, III                    2008                    4,182,363                78,288
                  Daniel W. Potts                      2008                    4,197,005                63,646
                  Thomas A. Ritter                     2008                    4,147,594               113,057

                  Amend Article 9th of the Articles of Incorporation to provide for a two-tiered supermajority clause regarding fundamental transactions. This matter was voted upon, but not acted upon.


                          VOTES CAST                VOTES CAST               VOTES                 BROKER
                             "FOR"                   "AGAINST"            "ABSTAINED"             NON-VOTE
                  -----------------------      ------------------     ------------------    --------------
                  3,556,222                    122,588                99,885                481,956

                  To ratify the selection of Beard Miller Company LLP as ACNB Corporation's independent auditors for the year ending December 31, 2005.


                          VOTES CAST                VOTES CAST               VOTES
                             "FOR"                   "AGAINST"            "ABSTAINED"
                  -----------------------      ------------------     ------------------
                           4,207,014                       13,895                 39,742

                  The following Directors terms continued after the annual meeting of shareholders held on May 17, 2005:

                  --------------------------------------------- ----------------
                  Director Name                                 Term Expires
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  D. Richard Guise                              2007
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  Ronald L. Hankey                              2007
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  Edgar S. Heberlig                             2007
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  Marian B. Schultz                             2007
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  Wayne E. Lau                                  2006
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  Jennifer L. Weaver                            2006
                  --------------------------------------------- ----------------
                  --------------------------------------------- ----------------
                  Harry L. Wheeler                              2006
                  --------------------------------------------- ----------------

                  One matter was voted upon at the June 7, 2005 meeting and no matter was acted upon as follows:

                  Amend Article 9th of the Articles of Incorporation to provide for a two-tiered supermajority clause regarding fundamental transactions.

                          VOTES CAST                VOTES CAST               VOTES                 BROKER
                             "FOR"                   "AGAINST"            "ABSTAINED"             NON-VOTE
                  -----------------------      ------------------     ------------------    --------------
                           3,871,949                  147,963               129,260                370,384

                  One matter was voted upon at the June 27, 2005 meeting and no matter was acted upon as follows:

                  Amend Article 9th of the Articles of Incorporation to provide for a two-tiered supermajority clause regarding fundamental transactions.


                          VOTES CAST                VOTES CAST               VOTES                 BROKER
                             "FOR"                   "AGAINST"            "ABSTAINED"             NON-VOTE
                  -----------------------      ------------------     ------------------    --------------
                           4,019,154                  152,631               131,945                353,389


                  One matter was voted upon and acted upon at the July 12, 2005 meeting as follows:

                  Amend Article 9th of the Articles of Incorporation to provide for a two-tiered supermajority clause regarding fundamental transactions.


                          VOTES CAST                VOTES CAST               VOTES                 BROKER
                             "FOR"                   "AGAINST"            "ABSTAINED"             NON-VOTE
                  -----------------------      ------------------     ------------------    --------------
                           4,099,896                  152,631               136,101                333,582


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



                  September 20, 2005                                 /s/ Thomas A. Ritter
-----------------------------------------------------             ---------------------------------------------------------
                                                                  Thomas A. Ritter, President/Chief Executive Officer



                                                                      /s/ John W. Krichten
                                                                  ---------------------------------------------------------
                                                                  John W. Krichten, Secretary/Treasurer

                                       20