Form 10-Q
period 2005-09-30
ACNB CORP
filed 2005-11-08
CIK 715579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        SEPTEMBER 30, 2005
                               --------------------------------

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at September 30, 2005 was approximately $117,778,000.

The number of shares of Registrant's Common Stock outstanding on September 30, 2005 was 5,436,101.

                                     PART I

ACNB CORPORATION
ITEM I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION

                                                                     UNAUDITED     UNAUDITED
                                                                   SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,
                                                                      2005           2004           2004
                                                                   -------------  -------------  ------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

ASSETS

   Cash and due from banks                                          $  21,645      $  25,224      $  21,757
   Interest-bearing deposits in banks                                     892            932            938
                                                                    ---------      ---------      ---------

       Cash and Cash Equivalents                                       22,537         26,156         22,695

   Securities available for sale                                      357,717        410,796        381,383
   Securities held to maturity,
     fair value $20,217; $27,846; $25,089                              20,101         27,192         24,560
   Loans held for sale                                                    470            604            511
   Loans, net of allowance for
     loan losses $4,226; $4,170; $3,938                               473,935        425,525        436,631
   Premises and equipment                                              14,798          9,691         11,992
   Restricted investment in bank stocks                                 9,137         10,927         10,271
   Investment in bank owned life insurance                             20,922         19,034         19,198
   Investments in low income housing partnerships                       5,794          5,542          6,153
   Intangible asset                                                     3,356             --             --
   Foreclosed real estate                                                  --            513             --
   Goodwill                                                             2,186             --             --
   Other assets                                                        12,427          9,155         10,794
                                                                    ---------      ---------      ---------

       TOTAL ASSETS                                                 $ 943,380      $ 945,135      $ 924,188
                                                                    =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Non-interest bearing                                          $  81,616      $  76,520      $  74,667
      Interest bearing                                                598,487        578,010        572,205
                                                                    ---------      ---------      ---------

       Total Deposits                                                 680,103        654,530        646,872

   Short-term borrowings                                               55,721         79,589         64,966
   Long-term borrowings                                               125,839        132,000        132,000
   Other liabilities                                                    7,460          5,382          5,829
                                                                    ---------      ---------      ---------

       TOTAL LIABILITIES                                              869,123        871,501        849,667
                                                                    ---------      ---------      ---------

STOCKHOLDERS' EQUITY

   Common stock, $2.50 par value; 20,000,000 shares authorized;        13,590         13,590         13,590
     5,436,101 shares issued and outstanding
   Retained earnings                                                   65,297         61,664         63,127
   Accumulated other comprehensive loss                                (4,630)        (1,620)        (2,196)
                                                                    ---------      ---------      ---------

       TOTAL STOCKHOLDERS' EQUITY                                      74,257         73,634         74,521
                                                                    ---------      ---------      ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 943,380      $ 945,135      $ 924,188
                                                                    =========      =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                          UNAUDITED                UNAUDITED
                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   ---------------------     ----------------------
                                                     2005         2004         2005          2004
                                                   --------     --------     --------      --------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

INTEREST INCOME
   Loans, including fees                           $  6,965     $  6,016     $ 19,892      $ 17,785
   Securities:
      Taxable                                         3,423        3,714       10,298         9,472
      Tax-exempt                                        229          229          687           688
      Dividends                                          61           37          214           104
   Other                                                 24            8           64            75
                                                   --------     --------     --------      --------

       TOTAL INTEREST INCOME                         10,702       10,004       31,155        28,124
                                                   --------     --------     --------      --------

INTEREST EXPENSE
   Deposits                                           3,084        2,375        8,212         7,128
   Short-term borrowings                                301          221          838           537
   Long-term debt                                     1,063          895        3,145         1,980
                                                   --------     --------     --------      --------

       TOTAL INTEREST EXPENSE                         4,448        3,491       12,195         9,645
                                                   --------     --------     --------      --------

       NET INTEREST INCOME                            6,254        6,513       18,960        18,479

PROVISION FOR LOAN LOSSES                               168           75          348           225
                                                   --------     --------     --------      --------

       NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                  6,086        6,438       18,612        18,254
                                                   --------     --------     --------      --------
OTHER INCOME
   Service charges on deposit accounts                  453          453        1,287         1,335
   Income from fiduciary activities                     206          196          567           557
   Earnings on investment in bank owned life
      insurance                                         200          210          561           507
   Gains (losses) on sales of securities                  8          243         (264)        1,014
   Losses on foreclosed real estate                      --           --          (87)          (11)
   Service charges on ATM and debt card
      transactions                                      192           81          540           429
   Commissions from insurance sales                   1,035           --        3,074            --
   Other                                                273          294          993           735
                                                   --------     --------     --------      --------

       TOTAL OTHER INCOME                             2,367        1,477        6,671         4,566
                                                   --------     --------     --------      --------
OTHER EXPENSES
   Salaries and employee benefits                     3,148        2,485        9,672         7,687
   Net occupancy expense                                419          204        1,083           724
   Equipment expense                                    617          464        1,743         1,544
   Professional services                                187          127          693           364
   Other tax expense                                    244          235          760           731
   Supplies and postage                                 246          142          595           491
   Other operating                                    1,420          956        4,042         2,590
                                                   --------     --------     --------      --------

       TOTAL OTHER EXPENSES                           6,281        4,613       18,588        14,131
                                                   --------     --------     --------      --------

       INCOME BEFORE INCOME TAXES                     2,172        3,302        6,695         8,689

PROVISION FOR INCOME TAXES                              388          863        1,100         2,311
                                                   --------     --------     --------      --------

       NET INCOME                                  $  1,784     $  2,439     $  5,595      $  6,378
                                                   ========     ========     ========      ========
PER SHARE DATA
   Basic earnings                                  $   0.33     $   0.45     $   1.03      $   1.17
                                                   ========     ========     ========      ========

   Cash dividends paid                             $   0.21     $   0.21     $   0.63      $   0.63
                                                   ========     ========     ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                                       ACCUMULATED
                                                                                                          OTHER           TOTAL
                                                                    COMMON           RETAINED         COMPREHENSIVE    STOCKHOLDERS'
                                                                     STOCK           EARNINGS         INCOME (LOSS)       EQUITY
                                                                   --------          --------         -------------    -------------
DOLLARS IN THOUSANDS

BALANCE - DECEMBER 31, 2003                                        $ 13,590          $ 58,711           $    442           $ 72,743
                                                                                                                           --------

Comprehensive income:
    Net income                                                           --             6,378                 --              6,378
    Change in net unrealized losses on
       securities available for sale,
       net of reclassification adjustment and taxes                      --                --             (2,062)            (2,062)
                                                                                                                           --------

    TOTAL COMPREHENSIVE INCOME                                                                                                4,316
                                                                                                                           --------

    Cash dividends declared                                              --            (3,425)                --             (3,425)
                                                                   --------          --------           --------           --------

BALANCE - SEPTEMBER 30, 2004                                       $ 13,590          $ 61,664           $ (1,620)          $ 73,634
                                                                   ========          ========           ========           ========

BALANCE - DECEMBER  31, 2004                                       $ 13,590          $ 63,127           $ (2,196)          $ 74,521
Comprehensive income:
    Net income                                                           --             5,595                 --              5,595
    Change in net unrealized losses on
       securities available for
       sale, net of reclassification adjustment and taxes                --                --             (2,434)            (2,434)
                                                                                                                           --------

    TOTAL COMPREHENSIVE INCOME                                                                                                3,161
                                                                                                                           --------

    Cash dividends declared                                              --            (3,425)                --             (3,425)
                                                                   --------          --------           --------           --------

BALANCE - SEPTEMBER 30, 2005                                       $ 13,590          $ 65,297           $ (4,630)          $ 74,257
                                                                   ========          ========           ========           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                UNAUDITED
                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         ------------------------
                                                                                           2005           2004
                                                                                         ---------      ---------
IN THOUSANDS

CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and dividends received                                                       $  32,109      $  28,858
   Fees and commissions received                                                             6,374          5,043
   Interest paid                                                                           (12,151)        (9,718)
   Cash paid to suppliers and employees                                                    (18,840)       (14,189)
   Income tax (benefit) paid                                                                 1,517         (1,955)
   Loans originated for sale                                                               (13,236)        (6,445)
   Proceeds from mortgage loans sold                                                        13,277          5,927
                                                                                         ---------      ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                           9,050          7,521
                                                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held-to-maturity                        4,289         14,991
   Proceeds from maturities of investment securities available-for-sale                     30,610         98,572
   Proceeds from sales of securities available-for-sale                                     22,761        170,163
   Purchase of investment securities available-for-sale                                    (34,813)      (337,768)
   Purchase of restricted investment in bank stocks                                         (2,849)        (3,380)
   Proceeds from sales of restricted investments in bank stocks                              3,983             --
   Purchase of bank owned life insurance                                                    (1,200)        (4,400)
   Net increase in loans                                                                   (37,652)       (14,666)
   Cash paid for purchase of Russell Insurance Group, Inc., net of cash acquired            (5,542)            --
   Investments in low income housing partnerships                                              (78)        (1,683)
   Capital expenditures                                                                     (3,809)        (3,276)
   Proceeds from sales of property and foreclosed real estate                                  692             37
                                                                                         ---------      ---------

         NET CASH USED IN INVESTING ACTIVITIES                                             (23,608)       (81,410)
                                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts, and savings accounts                       6,949          8,546
   Net increase in time certificates of deposit                                             26,282          6,597
   Net increase (decrease) in short-term borrowings                                         (9,245)         9,913
   Dividends paid                                                                           (3,425)        (3,425)
   Proceeds from long-term borrowings                                                       51,000         45,000
   Repayments on long-term borrowings                                                      (57,161)            --
                                                                                         ---------      ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                          14,400         66,631
                                                                                         ---------      ---------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (158)        (7,258)

CASH AND CASH EQUIVALENTS - BEGINNING                                                       22,695         33,414
                                                                                         ---------      ---------

CASH AND CASH EQUIVALENTS - ENDING                                                       $  22,537      $  26,156
                                                                                         =========      =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                                            $   5,595      $   6,378
   Adjustments to reconcile net income to net cash provided by operating activities:
      (Gains) losses on sales of loans, property and foreclosed real estate                   (138)            11
      Earnings on investment in bank owned life insurance                                     (561)          (507)
      (Gains) losses on sales of securities                                                    264         (1,014)
      Deferred income taxes                                                                   (569)           146
      Depreciation and amortization                                                          1,104            638
      Provision for loan losses                                                                348            225
      Net amortization of investment securities premiums                                     1,269          2,073
      Decrease in taxes payable                                                                 --            211
      Decrease in accrued expenses                                                              --            750
      (Increase) in interest receivable                                                       (315)          (935)
      Increase (decrease) in interest payable                                                   44            (73)
      (Increase) decrease in mortgage loans held for sale                                       41           (518)
      (Increase) decrease in other assets                                                      381             64
      Increase in other liabilities                                                          1,587             72
                                                                                         ---------      ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $   9,050      $   7,521
                                                                                         =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation's financial position as of September 30, 2005 and 2004, and the results of its operations, changes in stockholders' equity and cash flows for the three months and nine months ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature.

         The accounting policies followed by the Corporation are set forth in Note A to the Corporation's financial statements in the 2004 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 15, 2005. The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For comparative purposes, the September 30, 2004 balances have been reclassified to conform with the 2005 presentation. Such reclassifications had no impact on net income.

2.       EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month and nine month periods ended September 30, 2005 and 2004 were 5,436,101. The Corporation does not have dilutive securities outstanding.

3.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The components of net periodic benefit costs for the three month and nine month periods ended September 30 were as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------     -----------------
                                               2005       2004       2005       2004
                                              -----      -----      -----      -----
         Service cost                         $ 134      $ 109      $ 402      $ 327
         Interest cost                          206        195        618        587
         Expected return on plan assets        (219)      (185)      (657)      (555)
         Recognized net actuarial loss           38         18        114         56
         Other, net                              13         16         39         46
                                              -----      -----      -----      -----

                NET PERIODIC BENEFIT COST     $ 172      $ 153      $ 516      $ 461
                                              =====      =====      =====      =====

         The Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,250,000 to its pension plan in 2005. As of September 30, 2005, $1,250,000 of contributions have been made.

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       GUARANTEES

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,615,000 in standby letters of credit, as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

5.       COMPREHENSIVE INCOME

         The Corporation's other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the three month and nine month periods ended September 30, 2005 and 2004. The components of total comprehensive income for the three month and nine month periods ended September 30 were as follows:

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  --------------------      --------------------
                                                    2005         2004         2005         2004
                                                  -------      -------      -------      -------
         Unrealized holding gains (losses) on
              available for sale securities
              arising during the period           $  (992)     $ 4,427      $(4,009)     $(2,158)
         Reclassification of gains (losses)
              realized in net income                    8          243         (264)       1,014
                                                  -------      -------      -------      -------

                NET UNREALIZED GAINS (LOSSES)      (1,000)       4,184       (3,745)      (3,172)
                    TAX EFFECT

         Tax effect                                   350       (1,391)       1,311        1,110
                                                  -------      -------      -------      -------

                OTHER COMPREHENSIVE INCOME        $  (650)     $ 2,793      $(2,434)     $(2,062)
                    (LOSS)
                                                  =======      =======      =======      =======

ACNB CORPORATION
ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       ACQUISITION OF RUSSELL INSURANCE GROUP, INC.

         On November 19, 2004, the Corporation, through its acquisition subsidiary, entered into a definitive agreement to purchase Russell Insurance Group Inc. ("RIG"). Under the terms of the definitive agreement, the Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group Inc. Additional consideration of up to $2,882,000 is subject to performance criteria for payment over the next three years. In addition, the Corporation through its acquisition subsidiary has entered into a three-year employment contract with Frank Russell, Jr., the President of Russell Insurance Group Inc. On January 5, 2005, the acquisition was completed. The purchase price of $5,663,000, which includes closing costs of $220,000, has been allocated as follows (in thousands):

                  Cash                  $   628
                  Intangible asset        3,230
                  Goodwill                2,186
                  Other assets            1,197
                  Other liabilities      (1,578)
                                        -------

                                        $ 5,663
                                        =======

         The intangible asset, representing the customer base, is being amortized over 10 years. Goodwill will not be amortized but will be analyzed annually for impairment. Amortization on goodwill and the intangible asset will be deductible for tax purposes.

         During the nine months ended 2005, RIG acquired two additional books of business with an aggregate purchase price of $368,000. This amount is being amortized over 10 years.

7.       NEW ACCOUNTING STANDARDS

         EITF 03-1

         In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than temporary impairment. Instead, the staff recommends that entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

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

RESULTS OF OPERATIONS

Net income totaled $5,595,000 during the nine months ended September 30, 2005. Earnings per share totaled $1.03 for the same period. Net income during the nine months ended September 30, 2004 totaled $6,378,000 and earnings per share totaled $1.17. The decrease in net income and earnings per share was primarily driven by a lack of realized gains on securities and increases in occupancy, equipment, and professional services expense. The downward trend in income will continue through the fourth quarter because of a flat yield curve and a large shortfall in tax credits. Historical tax credits were used in the fourth quarter of 2004 but will drop from approximately $800,000 in 2004 to $-0- in 2005.

Net interest income totaled $18,960,000 during the nine month period ended September 30, 2005 compared to $18,479,000 for the same period in 2004. The increase in net interest income during 2005 was primarily related to an increase in interest rates.

The net interest spread during the first nine months of 2005 was 2.66% compared to 2.70% during the same period in 2004. The yield on interest earning assets increased by 0.33% and cost of interest bearing liabilities increased by 0.37% during 2005. The net interest margin was 2.90% for the first nine months of 2005 compared to 2.93% for the same period in 2004.

Average earning assets were $871,654,000 during 2005, an increase of $30,800,000 over the 2004 average of $840,854,000. Average interest bearing liabilities were $768,142,000 in 2005, up from $732,519,000 in 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged against earnings was $348,000 for the first nine months of 2005 compared to $225,000 for the same period in 2004. The provision for loan losses totaled $168,000 for the third quarter of 2005 as compared to $75,000 for the third quarter of 2004. The increase was primarily a result of loan growth and strengthening of the reserve as ACNB continues to emphasize commercial lending. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

OTHER INCOME

During the first nine months of 2005, total other income was $6,671,000, a $2,105,000 increase from 2004. The increase was primarily the result of commissions from insurance sales totaling $3,074,000 recognized by the Corporation's new subsidiary, Russell Insurance Group, Inc. (see footnote 6), partially offset by a decrease in gains on sales of securities of $1,278,000.

Total other income during the third quarter of 2005 was $2,367,000 as compared to $1,477,000 during the second quarter of 2004. The increase was primarily the result of commissions from insurance sales totaling $1,035,000.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, totaled $567,000 for the first nine months of 2005, as compared to $557,000 during 2004. During the third quarter of 2005, income totaled $206,000 as compared to $196,000 during the third quarter of 2004.

Other income was $906,000 for the nine months ended September 30, 2005, as compared to income of $735,000 during the same period in 2004. The major factor in the increase was the sale of two bank properties for a gain of $220,000, partially offset by a loss on sale of foreclosed real estate of $88,000.

OTHER EXPENSES

The largest component of other expenses is salaries and employee benefits, which increased $1,985,000, or 26%, to $9,672,000 during the first nine months of 2005 as compared to the same period a year ago. Salaries and employee benefits totaled $3,148,000 during the third quarter of 2005 as compared to $2,485,000 during the third quarter of 2004. The increase in salary and employee benefits was the result of:

         o Salaries and benefits included expenses related to Russell Insurance Group, Inc. totaling $1,513,000 and $502,000 during the first nine months of 2005 and the third quarter of 2005, respectively.

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

Net occupancy expense totaled $1,083,000 and equipment expense totaled $1,743,000 during the nine month period ended September 30, 2005 as compared to $724,000 and $1,544,000 during the same period in 2004, respectively. During the third quarter of 2005, net occupancy expense totaled $419,000 and equipment expense totaled $617,000 as compared to $204,000 and $464,000, respectively, during the third quarter of 2004. The increases were the result of additional operational expenses and maintenance associated with the overall bank growth and more sophisticated delivery channels offered to the bank's customer base as well as additional expenses relating to the New Oxford branch opened in early 2005 and the new operations center which was placed into service in May 2005.

Professional services expense totaled $693,000 during the first nine months of 2005, as compared to $364,000 for the same period in 2004. During the third quarter of 2005, professional services expense totaled $187,000 as compared to $127,000 during the second quarter of 2004. The increase was primarily a result of internal audit services and expenses relating to Sarbanes-Oxley ss. 404 compliance.

Other operating expenses totaled $4,042,000 during the nine month period ended September 30, 2005, compared to $2,590,000 during the same period in 2004. During the third quarter of 2005, other operating expenses totaled $1,420,000 as compared to $956,000 during the third quarter of 2004. Significant expense components in this category include marketing and advertising and expenses incurred by Russell Insurance Group, Inc., which totaled $1,048,000 and $593,000 during the first nine months and third quarter of 2005, respectively.

INCOME TAX EXPENSE

During the nine month period ended September 30, 2005, ACNB recognized income taxes of $1,100,000, or 16.4% of pretax income as compared to $2,311,000, or 26.6% of pre-tax income during the same period in 2004. The effective tax rate during the third quarter of 2005 was 17.9% as compared to 26.1% during the third quarter of 2004. The variances from the federal statutory rate of 35% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The effective tax rate during the periods ended September 30, 2005 and 2004 included historical and low income housing tax credits of $593,000 and $213,000, respectively, associated with low income housing projects.

FINANCIAL CONDITION

Average earning assets during the nine months ended September 30, 2005 increased to $871,654,000 from $840,854,000 during the same period in 2004. Average funding sources, or interest bearing liabilities, increased in 2005 to $768,142,000 from $732,519,000 in 2004.

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

At September 30, 2005, the securities balance included a net unrealized loss on available for sale securities of $4,630,000, net of taxes, versus a net unrealized loss of $2,196,000, net of taxes at December 31, 2004. The increase in interest rates during 2004 and 2005 led to the depreciation in the fair value of securities during 2005. Management has not recognized other than temporary impairment on any of the securities and believes the losses are solely related to changes in interest rates.

LOANS

Loans outstanding increased $48,332,000 from September 30, 2004 to September 30, 2005 and $37,551,000 from December 31, 2004 to September 30, 2005. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan growth experienced in 2005, which totaled $14,558,000, is the result of actively marketing to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.

Most of the Corporation's activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2005 was $4,226,000 or 0.88% of loans, as compared to $4,170,000 or 0.97% of loans at the end of the third quarter of 2004 and $3,938,000 or 0.89% at December 31, 2004. Loans past due 90 days and still accruing were $255,000 and non-accrual loans were $6,931,000 as of September 30, 2005. The ratio of non-performing loans plus foreclosed assets to total assets was 0.77% at September 30, 2005 as compared to 0.64% at September 30, 2004 and 0.91% at December 31, 2004.

Loans past due 90 days and still accruing were $160,000 at December 31, 2004, while non-accruals were $8,054,000. Nonaccrual and impaired loans include three commercial loan relationships. Payments on these loans were current as of December 31, 2004 and September 30, 2005, however, cash flows reported to the Bank by each of the related companies are not sufficient to service the debt. As a result, the loans have been classified as impaired. The loans were also classified as nonaccrual as a result of a banking regulatory requirement to stop accruing interest on loans for which full payment of principal and interest is not expected. All three of the loans are collateralized by real estate.

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

PREMISES AND EQUIPMENT

The increase in premises and equipment from $9,691,000 at September 30, 2004 to $14,798,000 at September 30, 2005 and $11,992,000 from December 31, 2004 to
September 30, 2005 is primarily related to the Corporation's new Operations Center, which was completed in the second quarter in 2005.

DEPOSITS

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Deposits increased $25,573,000 from September 30, 2004 to September 30, 2005 and $33,231,000 from December 31, 2004 to September 30, 2005. Deposits have grown as the bank has continued to expand its market area. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens. However, ACNB's ability to maintain and add to its deposit base may experience additional competitive pressures from the stock market and/or other alternative investment products offered by the insurance industry and others.

BORROWINGS

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh (FHLB). As of September 30, 2005, short-term borrowings were $55,721,000, as compared to $64,966,000 at December 31, 2004 and $79,589,000 at
September 30, 2004.

Long-term debt consists primarily of advances from the Federal Home Loan Bank to fund ACNB's growth in its securities portfolio. Long-term debt totaled $125,839,000 at September 30, 2005, versus $132,000,000 at December 31, 2004.
Borrowings include a $6,000,000 borrowing from a local institution to fund the purchase of Russell Insurance Group, Inc. The borrowing was dated January 5, 2005 and will mature on January 5, 2020. The interest rate is fixed at 6.5% for the first ten years at which time it will convert to a variable rate based upon the Wall Street Prime rate.

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

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2005, ACNB retained $2,170,000, or 39%, of its net income as compared to $2,953,000 or 46% during the same period in 2004.

ACNB Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB Corporation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB Corporation must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires ACNB Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2005, that ACNB Corporation's banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as "well-capitalized." There are no conditions or events since the notification that management believes have changed the subsidiary bank's category.

RISKED-BASED CAPITAL

ACNB Corporation's capital ratios are as follows:

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2005             2004
                                                                           -------------    ------------
         Tier 1 leverage ratio (to average assets)                              8.06%           8.34%
         Tier 1 risk-based capital ratio (to risk-weighted assets)             13.79           13.91
         Total risk-based capital ratio                                        14.55           14.64

LIQUIDITY

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB's funds are available from a variety of sources, including assets that are readily convertible to such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2005, ACNB could borrow approximately $428,079,000 from the FHLB of which $278,084,000 was available.

Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $25,726,000 and $27,166,000 at September 30, 2005 and December 31, 2004, respectively.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $7,337,000 at September 30, 2005.

ACNB CORPORATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOTHING TO REPORT

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

         The following Exhibits are included in this Report:

         Exhibit 3(i) Articles of Incorporation of ACNB Corporation, as amended (Incorporated by Reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

         Exhibit 3(ii) Bylaws of Registrant; a copy of the Bylaws, as amended (Incorporated by Reference to Exhibit 99 of the Registrant's Report of Form 8K, filed with the Commission on December 19, 2003).

         Exhibit 10.1      Executive Employment Agreement Dated as of
                           January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant's Current Report on Form 8K, filed with the Commission on March 26, 2001).

         Exhibit 10.2      ACNB Corporation, ACNB Acquisition Subsidiary
                           LLC, Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.3      Salary Continuation Agreement - applicable to
                           Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.4 Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.5 Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel
                           W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to
                           Exhibit 10.5 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.6 Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.7 Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 10.8 Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit
                           10.8 of the Registrant's Annual Report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

         Exhibit 14        Code of Ethics (incorporated by reference to
                           Exhibit 14 of the registrants annual report on Form 10K for the year ended December 31, 2003, filed with the Commission on March 12, 2004)

         Exhibit 16.1 Letter re Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 of the Registrant's annual report on Form 10K for the year ended December 31, 2003, filed with the Commission March 12, 2004)

         Exhibit 23 Consent of Stambaugh Ness, P.C. (Incorporated by reference to Exhibit 23 of the Registrant's annual report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

         Exhibit 31.1 Chief Executive Officer Certification of quarterly report on Form 10Q

         Exhibit 31.2 Chief Financial Officer Certification of quarterly report on Form 10Q

         Exhibit 32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99 Independent Auditors' Report for the consolidated statement of condition of ACNB Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. (Incorporated by reference to Exhibit 99 of the Registrant's annual report on Form 10K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVEMBER 7, 2005                      /S/ THOMAS A. RITTER
----------------                      -----------------------------------------
                                      Thomas A. Ritter, Chief Executive Officer



                                      /S/ JOHN W. KRICHTEN
                                      -----------------------------------------
                                      John W. Krichten, Chief Financial Officer