Form 10-K
period 2005-12-31
ACNB CORP
filed 2006-03-15
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-11783

ACNB CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2233457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Lincoln Square, Gettysburg, Pennsylvania	17325-3129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 334-3161

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $2.50 per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐    Accelerated filer ☒                                          Non-accelerated filer                                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2005 was approximately $123,909,000.

The number of shares of Registrant’s Common Stock outstanding on March 1, 2006 was 5,436,101.

Documents Incorporated by Reference

Portions of the Registrant’s 2006 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

Table of Contents

Part I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Stockholders

Part II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures

PART I

The management of ACNB Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of ACNB Corporation and its wholly-owned subsidiaries, Adams County National Bank, Pennbanks Insurance Company, and Russell Insurance Group, Inc. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates,” or similar expressions occur in this annual report, management is making forward-looking statements.

Stockholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of ACNB Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

•                  Operating, legal and regulatory risks;

•                  Economic, political and competitive forces impacting our various lines of business;

•                  The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•                  The possibility that increased demand or prices for ACNB’s financial services and products may not occur;

•                  Volatility in interest rates; and/or,

•                  Other risks and uncertainties.

ACNB undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents ACNB files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM I - BUSINESS

ACNB CORPORATION

ACNB Corporation is an $945 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust, accounting and insurance. ACNB’s operations are conducted through its primary operating subsidiary, Adams County National Bank, with twenty offices in Adams, Cumberland and York Counties. The Corporation was organized in 1983.

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

ACNB’s major source of operating funds is dividends that it receives from its subsidiary bank. ACNB’s expenses consist principally of losses from low-income housing investments and interest paid on a term loan used to purchase Russell Insurance Group. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.

The common stock of ACNB is listed on the Over The Counter Bulletin Board under the symbol ACNB.

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment.

BANKING SUBSIDIARY

Adams County National Bank

Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The Bank’s principal market area is Adams County, Pennsylvania, which is located in south central Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county’s economy. At December 31, 2005, Adams County National Bank had total assets of $931 million, total loans of $493 million and total deposits of $680 million.

The main office of the bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, the bank has fourteen branches in Adams County, two branches in York County, and three branches in Cumberland County. Adams County National Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, Internet and telephone banking. The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the bank’s deposits.

Commercial lending includes commercial mortgages, real estate development, accounts receivable financing, and agricultural loans. Consumer lending programs include home equity loans, automobile and recreational vehicle loans, and manufactured housing loans. Mortgage lending programs include personal residential mortgages, residential construction loans, and speculative construction loans.

NONBANKING SUBSIDIARIES

Pennbanks Insurance Co.

Pennbanks Insurance Co. was organized in 2000 and holds an unrestricted Class “B” Insurer’s License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2005 totaled $388,000.

Russell Insurance Group Acquisition

On November 19, 2004, ACNB Corporation entered into a definitive agreement to acquire Russell Insurance Group, Inc., a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. This acquisition was finalized on January 5, 2005. Based in Westminster, Maryland, with a satellite office in Timonium, Maryland, Russell Insurance Group has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978.

COMPETITION

The financial services industry in ACNB’s market area is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and nonbank providers of financial services. Several of ACNB’s competitors have legal lending limits that exceed those of ACNB’s subsidiary, as well as funding sources on the capital markets that exceed ACNB’s availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

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

In addition, the Bank Holding Company Act restricts ACNB’s nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

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

REGULATION W - Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. ACNB Corporation and Russell Insurance Group, Inc. are considered to be affiliates of Adams County National Bank.

RECENT LEGISLATION

USA PATRIOT ACT OF 2001 - In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

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

The SOA addresses, among other matters:

•             Audit committees for all reporting companies;

•             Certification of financial statements by the chief executive officer and the chief financial officer;

•             The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

•             A prohibition on insider trading during pension plan black out periods;

•             Disclosure of off-balance sheet transactions;

•             A prohibition on personal loans to directors and officers;

•             Expedited filing requirements for Forms 4s;

•             Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•             “Real time” filing of periodic reports;

•             Formation of a public accounting oversight board;

•             Auditor independence; and,

•             Increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

THE AMERICAN JOBS CREATION ACT OF 2004 — In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on ACNB is unknown at this time, but management is monitoring its developments.

DIVIDENDS

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiary. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary. See “Regulation of Bank” below.

REGULATION OF BANK

The operations of the subsidiary bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The bank’s operations are also subject to regulations of the Office of the Comptroller of the Currency, Federal Reserve and FDIC.

The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the bank’s depositors rather than ACNB’s shareholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council or FFIEC.

NATIONAL BANK ACT - The National Bank Act requires the subsidiary national bank to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank’s net profits in the current year, as defined and interpreted by regulation, plus retained earnings for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that the retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. These restrictions have not had, nor are they expected to have, any impact on the corporation’s dividend policy.

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

FEDERAL RESERVE ACT - A subsidiary bank of a bank holding company is subject to certain restrictions and reporting requirements imposed by the Federal Reserve Act, including:

•                  Extensions of credit to the bank holding company, its subsidiaries or principal shareholders;

•                  Investments in the stock or other securities of the bank holding company

•                  or its subsidiaries; and,

•                  Taking such stock or securities as collateral for loans.

COMMUNITY REINVESTMENT ACT OF 1977 - Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.

FDICIA - The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

	Total Risk Based Ratio	Tier 1 Risk Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive

Capital Category
Well capitalized	>10.0	>6.0	>5.0%	NO
Adequately capitalized	> 8.0	>4.0	>4.0%*
Undercapitalized	< 8.0	<4.0	<4.0%*
Significantly undercapitalized	< 6.0	<3.0	<3.0%
Critically undercapitalized			<2.0%

* 3.0 for those banks having the highest available regulatory rating.

In the event an institution’s capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

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

ACCOUNTING POLICY DISCLOSURE

Disclosure of the Corporation’s significant accounting policies is included in Note A to the consolidated financial statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses which are located in Note D to the consolidated financial statements.

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

STATISTICAL DISCLOSURES

The following statistical disclosures are included in Management’s Discussion and Analysis, Item 7 hereof, and are incorporated by reference in this Item 1:

•                  Interest Rate Sensitivity Analysis

•                  Interest Income and Expense, Volume and Rate Analysis

•                  Investment Portfolio

•                  Loan Maturity and Interest Rate Sensitivity

•                  Loan Portfolio

•                  Allocation of Allowance for Loan Losses

•                  Deposits

•                  Short-Term Borrowings

AVAILABLE INFORMATION

The Corporation’s reports, proxy statements and other information are available for inspection and copying at the Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website is http://www.sec.gov.

Upon a stockholder’s written request, a copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President, Secretary and Treasurer, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com.

EMPLOYEES

As of December 31, 2005, ACNB had 203 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ITEM 1A - RISK FACTORS

ACNB IS SUBJECT TO INTEREST RATE RISK

ACNB’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond ACNB’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest ACNB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) ACNB’s ability to originate loans and obtain deposits, (ii) the fair value of ACNB’s financial assets and liabilities, and (iii) the average duration of ACNB’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, ACNB’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on ACNB’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on ACNB’s financial condition and results of operations.

ACNB IS SUBJECT TO CREDIT RISK

As of December 31, 2005, approximately 35% of ACNB’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.

ACNB’S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT

ACNB maintains an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of ACNB’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on ACNB’s financial condition and results of operations.

COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB’S PROFITABILITY.

ACNB’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect ACNB’s ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

ACNB’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over ACNB’s banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

ACNB’S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED

Management regularly reviews and updates ACNB’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB’s business, results of operations and financial condition.

ACNB’S ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON DIVIDENDS FROM ITS BANKING SUBSIDIARY, WHICH IS SUBJECT TO REGULATORY LIMITS.

ACNB is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that ACNB will generate adequate cash flow to pay dividends in the future. ACNB’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

ACNB’S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.

ACNB’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the south central Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB’s products and services as well as the ability of ACNB’s customers to repay loans, the value of the collateral securing loans and the stability of ACNB’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB’s financial condition and results of operations.

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT ACNB TO ADDITIONAL RISKS.

From time to time, ACNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services ACNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of ACNB’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on ACNB’s business, results of operations and financial condition.

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE

ACNB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB’s key personnel could have a material adverse impact on ACNB’s business because of their skills, knowledge of ACNB’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. ACNB does not currently have employment agreements or non-competition agreements with any of its senior officers, except its President.

ACNB IS SUBJECT TO CLAIMS AND LITIGATION PERTAINING TO FIDUCIARY RESPONSIBILITY

From time to time, customers make claims and take legal action pertaining to ACNB’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to ACNB’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to ACNB they may result in significant financial liability and/or adversely affect the market perception of ACNB and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on ACNB’s business, which, in turn, could have a material adverse effect on ACNB’s financial condition and results of operations.

THE TRADING VOLUME IN ACNB’S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES

ACNB’s common stock trades on the Over The Counter Bulletin Board and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of ACNB’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which ACNB has no control. Given the lower trading volume of ACNB’s common stock, significant sales of ACNB’s common stock, or the expectation of these sales, could cause ACNB’s stock price to fall.

ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.

ACNB is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB’s results of operations and financial condition.

Like other bank holding companies and financial institutions, ACNB must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, ACNB is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Adams County National Bank, in addition to its main office, had an office network of nineteen offices at December 31, 2005. All offices are located in Adams County with the exception of three offices located in Cumberland County and two offices located in York County. Offices at sixteen locations are owned, while four are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.

ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2005, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ACNB Corporation’s common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. There were 20,000,000 shares of common stock authorized at December 31, 2005, and 5,436,101 shares outstanding. As of December 1, 2005, ACNB had approximately 2,792 stockholders of record. There is no other class of stock authorized or outstanding. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiary’s ability to pay dividends to ACNB. ACNB Corporation has no equity compensation plans.

There have been no unregistered sales of stock in 2005, 2004, or 2003.

The following table reflects the quarterly high and low prices of ACNB’s common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share		Per Share Dividend
	High	Low

2005:
First Quarter	$26.00	$24.55	$0.21
Second Quarter	25.00	22.60	$0.21
Third Quarter	24.00	22.00	$0.21
Fourth Quarter	22.00	19.20	$0.28

2004:
First Quarter	$27.25	$26.50	$0.21
Second Quarter	$26.50	$24.05	$0.21
Third Quarter	$25.15	$23.50	$0.21
Fourth Quarter	$25.95	$24.90	$0.27

ITEM 6 - SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA
Interest income	$42,269	$37,752	$36,689	$37,794	$39,161
Interest expense	16,991	13,183	13,945	13,453	16,056
Net interest income	25,278	24,569	22,744	24,341	23,105
Provision for loan losses	516	300	265	370	240
Net interest income after provision for loan losses	24,762	24,269	22,479	23,971	22,865
Proceeds recognized from life insurance proceeds	—	—	2,161	—	—
Other income	8,916	5,865	7,268	5,028	3,533
Other expenses	24,892	18,571	17,998	16,988	14,327
Income before income taxes	8,786	11,563	13,910	12,011	12,071
Applicable income taxes	1,410	2,255	3,142	3,107	3,734
Net income	$7,376	$9,308	$10,768	$8,904	$8,337

BALANCE SHEET DATA (AT YEAR-END)
Assets	$945,136	$924,188	$873,083	$734,644	$630,234
Securities	367,878	405,943	388,252	309,655	219,841
Loans, net	489,008	436,631	411,051	368,469	357,816
Deposits	679,381	646,872	639,388	582,615	509,235
Borrowings	185,085	196,966	156,676	76,445	51,501
Stockholders’ equity	74,010	74,521	72,743	70,460	63,025

COMMON SHARE DATA
Earnings per share - basic	$1.36	$1.71	$1.98	$1.64	$1.53
Cash dividends paid	0.91	0.90	0.89	1.08	0.88
Book value per share	13.59	13.71	13.38	12.96	11.59
Weighted average number of common shares	5,436,000	5,436,000	5,436,000	5,436,000	5,436,000
Dividend payout ratio	67.07%	52.56%	44.93%	65.94%	57.37%

PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.79%	1.04%	1.32%	1.35%	1.45%
Return on average equity	10.03%	12.84%	15.41%	13.45%	13.34%
Average stockholders’ equity to average assets	7.92%	8.11%	8.55%	10.04%	11.42%

SELECTED ASSET QUALITY RATIOS
Nonperforming loans to total loans	1.40%	1.86%	1.21%	0.65%	0.51%
Net charge-offs to average loans outstanding	—%	0.08%	0.03%	0.07%	0.06%
Allowance for loan losses to total loans	0.90%	0.89%	0.96%	1.02%	1.03%
Allowance for loan losses to nonperforming loans	64.36%	47.94%	79.26%	158.82%	202.34%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.

Forward-Looking Statements

In addition to historical information, this 2005 Annual Report contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis, as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, filed by the Corporation in 2005 and any Current Reports on Form 8-K filed by the Corporation.

Critical Accounting Policies

The accounting policies that the Corporation’s management deems to be most important to the portrayal of its financial condition and results of operations, and that require management’s most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following policies are deemed to be critical accounting policies by management:

The allowance for loan losses represents management’s estimate of probable losses inherent in our loan portfolio.  Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an Allowance for Loan Losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period. The Corporation assesses the adequacy of its allowance on a quarterly basis. The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, “Allowance for Loan Losses,” in a subsequent section of the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The evaluation of securities for other than temporary impairment requires a significant amount of judgment. In estimating other than temporary impairment losses, management considers various factors, including length of time the fair value has been below cost, the financial condition of the issuer and the intent and ability of the corporation to hold the securities until recovery. Declines in fair value that are determined to be other than temporary are charged against earnings. For additional information see Footnote C in the Corporation’s December 31, 2005 financial statements.

EXECUTIVE OVERVIEW

The Corporation’s executive management team and board of directors have identified two performance measurements that they feel are key elements of enhancing shareholder value. These include:  a) increase in earnings per share; and b) return on realized equity.

The primary source of the Corporation’s revenues is net interest income derived from loans and investments, less their deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

Because of a low interest rate environment and overall decline in the financial services industry’s net interest margin, the Corporation was unable to improve its net interest margin during 2005, but it has stabilized at 2.93%, 2.92% and 2.96% in 2005, 2004 and 2003, respectively. The stabilization during 2005 was primarily the result of a stronger emphasis on the loan portfolio as management leveraged the Corporation’s interest earning assets. In addition, average loans increased 9.4% from 2004 to 2005 as compared to 9.1% from 2003 to 2004. Net interest income increased to $25,278,000 in 2005, compared to $24,569,000 in 2004, and $22,744,000 in 2003.

Other income was $8,916,000, $5,865,000, and $9,429,000 in 2005, 2004 and 2003. The increase in 2005 was the result of the purchase of Russell Insurance Group in January 2005, which added $4,121,000 in commissions from insurance sales. This was partially offset by a $1,377,000 decrease in securities gain. The significant decrease from 2003 was primarily caused by a gain recognized from life insurance proceeds of $2,161,000 in 2003 and an $879,000 decrease in gains on sale of securities in 2004.

Other expenses increased to $24,892,000 in 2005, compared to $18,571,000 in 2004 and $17,998,000 in 2003. This increase can be attributed to the Russell Insurance Group, which added $3,013,000 of other expenses and the new operations center. Russell Insurance has added approximately $348,000 to net income after taking into consideration interest expense on the debt used to finance the purchase. Increases in other expenses were also affected by additional compliance costs, employee medical premium increases, the opening of two new branch offices in New Oxford and the Adams Commerce Center, as well as the opening of the Operations Center to serve the future technology, training, and administrative needs of the Corporation.

The Corporation’s overall strategy is to enhance growth in existing markets and complement this with new products and services through the leveraging of existing resources. This has resulted in net income of $7,376,000, or $1.36 per share in 2005, compared to $ 9,308,000, or $1.71 per share in 2004, and $10,768,000, or $1.98 per share in 2003. Without the unusual occurrence of $2,161,000 in insurance proceeds, net income during 2003 would have been $8,607,000 or $1.58.

Returns on average equity were 10.03%, 12.84%, and 15.41% in 2005, 2004 and 2003.

A more thorough discussion of Corporation’s results of operations is included in the following pages.

NEW ACCOUNTING STANDARDS

EITF 03-1

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (EITF 03-1), and in March 2004 the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

RESULTS OF OPERATIONS

Net Interest Income

The primary source of ACNB’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest-bearing funds include deposits and borrowings.

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets, which also considers the Corporation’s net noninterest bearing funding sources, the largest of which are noninterest bearing demand deposits and stockholders’ equity.

The following table includes average balances, rates and interest income and expense, the interest rate spread and the net interest margin:

Table 1 - Average Balances, Rates and Interest Income and Expense

	2005			2004			2003
Dollars In thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Loans	$464,338	$27,243	5.87%	$424,299	$23,578	5.56%	$388,842	$23,670	6.09%

Taxable securities	365,204	14,017	3.84%	384,563	13,155	3.42%	351,346	12,062	3.43%
Tax-exempt securities	23,179	916	3.95%	23,283	917	3.94%	22,236	882	3.97%
Total Securities	388,383	14,933	3.84%	407,846	14,072	3.45%	373,582	12,944	3.46%
Other	10,023	93	0.93%	8,152	102	1.25%	5,173	75	1.45%
Total Interest Earning Assets	862,744	42,269	4.90%	840,297	37,752	4.49%	767,597	36,689	4.78%
Cash and due from banks	17,476			21,772			20,974
Premises and equipment	14,017			8,296			7,371
Other assets	38,121			27,558			25,628
Allowance for loan losses	(4,123)			(4,067)			(3,887)
Total Assets	$928,235			$893,856			$817,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$116,933	$761	0.65%	$110,293	659	0.60%	$100,586	1,088	1.08%
Savings deposits	235,317	3,349	1.42%	241,192	2,544	1.05%	225,099	3,415	1.52%
Time deposits	239,075	7,418	3.10%	230,117	6,308	2.74%	225,043	6,721	2.99%
Total Interest Bearing Deposits	591,325	11,528	1.95%	581,602	9,511	1.64%	550,728	11,224	2.04%
Short-term borrowings	48,976	1,255	2.56%	51,437	793	1.54%	45,290	741	1.64%
Long-term borrowings	130,501	4,208	3.22%	108,507	2,879	2.65%	76,563	1,980	2.59%
Total Interest Bearing Liabilities	770,802	16,991	2.20%	741,546	13,183	1.78%	672,581	13,945	2.07%
Non-interest bearing demand deposits	77,754			75,472			71,474
Other liabilities	6,133			4,363			3,744
Stockholders’ equity	73,546			72,475			69,884
Total Liabilities and Stockholders’ Equity	$928,235			$893,856			$817,683

NET INTEREST INCOME		$25,278			$24,569			$22,744

INTEREST RATE SPREAD			2.70%			2.71%			2.71%

NET INTEREST MARGIN			2.93%			2.92%			2.96%

For yield calculation purposes, non-accruing loans are included in average loan balances. Yields on tax-exempt securities are not tax effected.

Interest income on loans includes amortized fees and costs on loans totaling $317,000 in 2005, $186,000 in 2004, and $637,000 in 2003.

Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2005, 2004 and 2003. Table 2 analyzes the relative impact on net interest income for changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

Net interest income totaled $25,278,000 in 2005, compared to $24,569,000 in 2004, and $22,744,000 in 2003. The increase in net interest income during 2004 and 2005 was primarily related to an increase in average earning assets. During 2003, net interest income declined as a result of a decline in rates, partially offset by an increase in interest bearing assets.

The net interest margin during 2005 was 2.93% compared to 2.92% during 2004. The margin growth was flat due to a flat yield curve. The Prime rate and fed funds rate increased steadily throughout 2005, but long-term rates moved up very little during the same period. The yield on interest earning assets and cost of interest bearing liabilities rose by 0.41% and 0.42%, respectively, during 2005.

The net interest margin during 2004 was 2.92% compared to 2.96% during 2003. Several factors impacted the net interest margin for 2004. First, ACNB was in an asset sensitive interest rate risk position in 2003, and interest earning assets repriced more quickly than interest bearing liabilities. Longer-term funding sources, including certificates of deposit, have to reach their maturity date to reprice. The yield on interest earning assets and cost of interest bearing liabilities declined by 0.29%. Second, ACNB had a less profitable interest earning asset mix, as deposits and borrowings were used to fund securities because loan growth remained weak. Finally, the market area served by ACNB is highly competitive, resulting in financial institutions pricing quality credits competitively in order to increase volume.

Average earning assets were $862,744,000 in 2005, an increase of 2.7% over the 2004 balance of $840,297,000. Loan growth was the primary contributor to the increase in average earning assets during this period with securities being reduced.

A rate/volume analysis detailed in Table 2 shows that the significant increase in interest income change in 2005 was centered in loan volume while the largest increase in interest expense was in long-term borrowings. Positive volume changes in net interest income in 2004 were more than offset by negative rate changes. Management’s emphasis on additional loan volume in 2005 stabilized net interest income and this emphasis will continue in 2006. Higher interest rates may not have a positive impact on net interest income.

Average interest bearing liabilities were $770,802,000 in 2005, up from $741,546,000 in 2004, and $672,581,000 in 2003. Loan and securities growth was primarily funded by an increase in interest bearing liabilities in 2004 and 2003, with a continued shift in mix from time deposits to borrowed money and lower-cost demand and savings deposits.

The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest-earning assets and interest-bearing liabilities:

Table 2 - Rate/Volume Analysis

	2005 versus 2004			2004 versus 2003
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total

INTEREST EARNING ASSETS
Loans	$2,303	$1,362	$3,665	$2,068	$(2,160)	$(92)

Taxable securities	(686)	1,548	862	1,126	(33)	1,093
Tax-exempt securities	(4)	3	(1)	42	(7)	35

Total Securities	(690)	1,551	861	1,168	(40)	1,128

Other	21	(30)	(9)	38	(11)	27

Total	1,634	2,883	4,517	3,274	(2,211)	1,063

	2005 versus 2004			2004 versus 2003
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$41	$61	$102	$96	$(525)	$(429)
Savings deposits	(63)	868	805	232	(1,103)	(871)
Time deposits	253	857	1,110	151	(564)	(413)
Short-term borrowings	(40)	502	462	98	(46)	52
Long-term borrowings	645	684	1,329	849	50	899

Total	836	2,972	3,808	1,426	(2,188)	(762)

Change in Net Interest Income	$798	$(89)	$709	$1,848	$(23)	$1,825

The net change attributable to the combination of rate and volume has been allocated to the change is due to volume and rate.

For yield calculation purposes, non-accruing loans are included in average balances.

Provision for Loan Losses

The provision for loan losses charged against earnings was $516,000 in 2005, compared to $300,000 in 2004, and $265,000 in 2003. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

See further discussion in the “Asset Quality” discussion of this annual report.

Other Income

Other income was $8,916,000 for the year ended December 31, 2005, a $3,051,000 increase from 2004. The increase was primarily the result of insurance sales due to the acquisition of Russell Insurance Group in January 2005, which was offset by a decrease of $1,377,000 in securities gain. Excluding insurance revenues, other income totaled $4,795,000 during 2005 as compared to $5,865,000 during 2004.

Income from fiduciary activities, which includes both institutional and personal trust management services and brokerage service fees, totaled $717,000 for the year ended December 31, 2005, as compared to $714,000 December 31, 2004, and $663,000 during 2003. At December 31, 2005, ACNB had total assets under administration of approximately $76,000,000, up 3% compared to $74,000,000 at the end of 2004 and $64,000,000 at the end of 2003. The increase in income was the result of an increase in assets under management.

Other income was $1,094,000 for the year ended December 31, 2005, an increase of $232,000 as compared to income of $862,000 during 2004. Other income during 2003 totaled $1,497,000. The major factor in the increase in 2005 as compared to 2004 was a gain on sale of bank real estate of $220,000 during 2005.

The decrease in other income from 2003 to 2004 was caused by a decline in gains on loan sales from $337,000 during 2003 to $114,000 during 2004 and a gain on sale of bank real estate of $173,000 during 2003.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased $3,000,000, or 30.4%, to $12,884,000 in 2005, after decreasing by $18,000, or 0.2%, in 2004. 70% or $2,108,000 of the increase in salary and employee benefits was the result of the purchase of Russell Insurance Group. The following factors also contributed to growth in 2005, 2004 and 2003.

•                  Purchase of Russell Insurance Group (2005 Factor only);

•                  Normal merit increases to employees;

•                  Increases in administrative personnel expense as the bank’s strategic direction continues to focus on greater growth; and,

•                  Increases in employee benefit costs, particularly health and welfare benefit plans, consistent with the rising health care cost trend noted nationwide and increased net periodic pension costs needed to adequately fund the pension plan.

Net occupancy expense was $1,510,000 in 2005, $952,000 in 2004, and $933,000 in 2003, and furniture and equipment expense totaled $2,395,000 during 2005 as compared to $2,131,000 during 2004, and $1,960,000 during 2003. The majority of the increase in 2005 was due to the opening of the new operations center. Since the center opened mid-year, there will probably be a similar increase in 2006. The increases were also the result of additional operational expenses and maintenance associated with the overall bank growth and more sophisticated delivery channels offered to the bank’s customer base.

Professional services expense totaled $1,147,000 during 2005, as compared to $730,000 during 2004, and $543,000 for 2003. During 2005, Sarbanes-Oxley costs and fees associated with Russell Insurance were the main drivers of growth while fees for the acquisition of Russell Insurance Group were also included in 2004.

Other operating expenses totaled $4,321,000 during 2005, compared to $2,967,000 during 2004, and $2,715,000 in 2003. Expense components in this category that exceed $200,000 are the Comptroller of the Currency at $202,000 and Russell Insurance Group expenses at $634,000.

Income Tax Expense

ACNB recognized income taxes of $1,410,000, or 16.0% of pretax income during 2005, as compared to $2,255,000, or 19.5% during 2004, and $3,142,000, or 22.6% of pre-tax income during 2003. The variances from the federal statutory rate are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The decline in the effective tax rate during 2005 is a result of lower pretax income and an increase in low income housing credits. The downward trend in the effective tax rate from 2003 to 2005 is consistent with the increase in tax-free investment securities and low income housing credits during this period.

At December 31, 2005, net deferred tax assets amounted to $4,428,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

Average earning assets increased in 2005 to $862,744,000 or 2.7% or from $840,297,000 in 2004, and $767,597,000 in 2003. ACNB’s investment portfolio increased in 2003 and 2004, as a result of planned growth using borrowed funds. To a lesser degree, growth in commercial and consumer loans contributed to the increase in average earning assets in 2005. Average funding sources, or interest bearing liabilities, increased in 2005 to $770,802,000 from $741,546,000 in 2004, and $672,581,000 in 2003.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio during 2004 and 2003, in part, reflects the trends in loans, deposits, and borrowed funds. As deposit and borrowing growth outpaced loan growth during 2004 and 2003, excess funding was invested in the securities portfolio. Much of the investment activity focused on U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet. In 2005, securities maturities were invested in loans as demand picked up.

At December 31, 2005, the securities balance included a net unrealized loss on available for sale securities of $4,725,000, net of taxes, versus a net unrealized loss of $1,763,000, net of taxes at December 31, 2004. The increase in interest rates during 2005 led to the depreciation in the fair value of securities during 2005. The GMAC and Ford Motor Credit bonds discussed below are not considered other-than-temporarily impaired because the temporary impairment is caused by a general increase in interest rates and a rating change. In addition, the securities are short term in nature and are profitable as independent entities.

The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated:

Table 3 - Investment Securities

In thousands	2005	2004	2003

AVAILABLE FOR SALE SECURITIES AT FAIR VALUE

U.S. Government and agencies	$156,350	$157,810	$39,836
Mortgage-backed securities	117,802	118,000	176,061
State and municipal	22,860	22,928	23,271
Corporate bonds	50,978	82,071	106,401
Stock in other banks	723	574	500

	348,713	381,383	346,069

HELD TO MATURITY SECURITIES AT AMORTIZED COST

U.S. Government and agencies	10,000	10,000	15,535
Mortgage-backed securities	8,916	14,206	26,201
State and municipal	249	354	447

	19,165	24,560	42,183

	$367,878	$405,943	$388,252

The Corporation owns two securities of non-investment grade. They are 6.125% GMAC notes due on August 28, 2007 with a par value of $6,000,000 and a current price at December 31, 2005 of 92.5, and Ford Motor Credit 6.5% notes due on January 25, 2007 with a par value of $6,200,000 and a current price at December 31, 2005 of 96.5. The troubles of General Motors and Ford Motor have also caused their captive finance company ratings to be affected and they are now traded in the junk bond sector. As of this writing, GMAC is for sale and success in this endeavor would probably improve their credit rating and their price. Ford Motor Credit is due within eleven months and sells at a price close to par. Management intends to hold these securities to maturity and does not consider their impairment in value to be other-than-temporary as a result.

Table 4 - Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or no Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government and agencies	$—	—%	$55,000	3.65%	$103,912	4.06%	$10,000	4.0%	$168,912	3.92%
Mortgage-backed securities	—	—	70,840	3.64	—	—	58,927	4.71	129,767	4.13
State and municipal	—	—	249	3.68	22,087	3.95	822	4.35	23,158	3.96
Corporate bonds	—	—	52,812	3.73	—	—	—	—	52,812	3.73
Stock in other banks	—	—	—	—	—	—	500	2.5	500	2.5

	$—	—%	$178,901	3.66%	$125,999	4.04%	$70,249	4.59%	$375,149	3.96%

Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

Loans outstanding increased $52,893,000, or 12.0% in 2005, compared to 6.1% growth experienced in 2004. The growth in loans is consistent with a stable local economy and lending to support existing customers. The commercial loan portfolio experienced solid growth during 2005, increasing by approximately $5,396,000 in commercial loans, $3,513,000 in commercial real estate loans, and $11,675,000 in construction loans. The commercial loan growth experienced in 2005 is the result of actively marketing to local businesses. Additionally, ACNB has been able to participate with other institutions on larger loans.

Table 5 - Loan Portfolio

Loans at December 31 were as follows:

In thousands	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$36,583	$31,187	$18,080	$21,128	$18,027
Real estate:
Commercial	103,501	99,988	100,536	90,967	83,067
Construction	31,907	20,232	22,298	16,096	15,497
Residential	311,865	278,519	262,893	232,669	232,821
Installment	9,608	10,643	11,222	11,446	12,127

Total Loans	$493,464	$440,569	$415,029	$372,306	$361,539

The maturity range of the loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6 - Loan Maturities and Sensitivities

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$16,325	$16,992	$3,266	$36,583
Real estate:
Commercial	32,772	58,081	12,648	103,501
Construction	19,773	7,610	4,524	31,907

Total	$68,870	$82,683	$20,438	$171,991

Loans with a fixed interest rate	$3,068	$6,979	$10,907	$20,954
Loans with a variable interest rate	65,802	75,704	9,531	151,037

Total	$68,870	$82,683	$20,438	$171,991

Most of the Corporation’s activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

ASSET QUALITY

ACNB loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, on-going credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces ACNB’s credit risk.

ACNB’s commercial, consumer and residential mortgage loans are principally to borrowers in south central Pennsylvania and northern Maryland. As the majority of ACNB’s loans are located in this area, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area.

The unemployment rate in ACNB’s market area remained below the national average during 2005. Additionally, reasonably low interest rates, a stable local economy and minimal inflation continued to support favorable economic conditions in the area.

Nonperforming assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. ACNB’s general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on non-accrual status, it reverses unpaid interest credited to income in the current year. ACNB recognizes income on these loans only to the extent that it receives cash payments. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

Table 7 - Non-Performing Assets

Dollars in Thousands	2005	2004	2003	2002	2001
Non-accrual loans	$7,354	$8,054	$4,413	$1,037	$837
Accruing loans 90 days past due	199	160	606	1,379	1,003

Total Non-Performing Loans	7,553	8,214	5,019	2,416	1,840

Foreclosed real estate	—	213	394	559	1,646

Total Non-Performing Assets	$7,553	$8,427	$5,413	$2,975	$3,486

Ratios:
Non-performing loans to total loans	1.40%	1.86%	1.21%	0.65%	0.51%
Non-performing assets to total assets	0.73%	0.91%	0.62%	0.40%	0.55%
Allowance for loan losses to non- performing loans	64.36%	47.94%	79.26%	158.82%	202.34%

If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $501,000 in 2005, $384,000 in 2004, and $82,000 in 2003.

Impaired loans at December 31, 2005 and 2004 totaled $3,419,000 and $7,539,000, respectively. The related allowance for loan losses totaled $698,000 and $619,000, respectively.

Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $29 million at December 31, 2005. $17,567,000 were classified as other assets especially mentioned and $11,562,000 were classified substandard. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

Allowance for Loan Losses

ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio and is established through a provision for loan losses charged to earnings. On a quarterly basis, the Corporation utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, “allocated” and “unallocated”.

Management assigns internal risk ratings for each significant commercial lending relationship. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses for non-rated and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list,” and evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

                                                •                  adverse situations that may affect the borrower’s ability to repay;

                                                •                  estimated value of underlying collateral; and

                                                •                  prevailing market conditions.

If management determines that a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous three years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

                                                •                  trends in delinquency levels;

                                                •                  trends in non-performing and potential problem loans;

                                                •                  trends in composition, volume and terms of loans;

                                                •                  effects in changes in lending policies or underwriting procedures;

                                                •                  experience, ability and depth of management;

                                                •                  national and local economic conditions;

                                                •                  concentrations in lending activities; and

                                                •                  other factors that management may deem appropriate.

Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

                                                •                  risk of error in the specific and general reserve allocations;

                                                •                  other potential exposure in the loan portfolio;

                                                •                  variances in management’s assessment of national and local economic conditions; and

                                                •                  other internal or external factors that management believes appropriate at that time.

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

The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8 - Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Beginning balance	$3,938	$3,978	$3,837	$3,723	$3,695
Provision for loan losses	516	300	265	370	240

Loans charged off:
Commercial, financial and agricultural	41	316	90	87	39
Real estate	4	31	32	192	131
Consumer	42	43	47	57	139

Total Charged-off	87	390	169	336	309

Recoveries:
Commercial, financial and agricultural	22	8	6	27	49
Real estate	54	—	7	22	3
Consumer	13	42	32	31	45

Total Recoveries	89	50	45	80	97

Net charge-offs (revenues)	(2)	340	124	256	212

Ending balance	$4,456	$3,938	$3,978	$3,837	$3,723

Ratios:
Net charge-offs to average loans	—%	0.08%	0.03%	0.07%	0.06%
Allowance for loan losses to total loans	0.9%	0.89%	0.96%	1.02%	1.03%

Table 9 - Allocation of the Allowance for Loan Losses

	2005		2004		2003		2002		2001
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$539	7.4%	$941	7.1%	$875	4.4%	$930	5.6%	$937	5.0%
Real estate:
Commercial	1,760	21.0	1,288	22.7	1,388	24.2	1,394	24.3	1,543	22.9
Construction	735	6.5	248	4.6	308	5.4	258	4.3	275	4.3
Residential	592	63.2	674	63.2	684	63.3	467	62.7	533	64.5
Consumer	369	1.9	420	2.4	504	2.7	375	3.1	360	3.3
Unallocated	461	N/A	367	N/A	219	N/A	413	N/A	75	N/A

Total	$4,456	100.00%	$3,938	100.00%	$3,978	100.00%	$3,837	100.00%	$3,723	100.00%

The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve exists due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has increased due to variances in management’s assessment of national and local economic conditions as may be affected by the current political environment and other external factors.

While management believes ACNB’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management’s assumptions as to future delinquencies or loss rates.

Premises and Equipment

The increase in premises and equipment from $11,992,000 at December 31, 2004 to $14,696,000 at December 31, 2005 is primarily related to the Corporation’s new Operations Center, which was occupied in May 2005. The total cost of the operations center was $7,887,000 of which $5,316,000 was in construction in process at December 31, 2004.

Deposits

ACNB continues to rely on deposit growth as the primary source of funds for lending activities. Average deposits increased 1.8% or $12.0 million during 2005 compared to 5.6% during 2004. The 2005 growth was accomplished primarily through the marketing of a special money market rate account to compete with money market mutual funds. Additionally, deposits have grown as consumers have migrated towards deposit products, which are generally regarded as safer, more liquid investments as compared to the stock market. ACNB will continue to explore new products for its customers, to attract and retain other funds seeking safe havens. However, ACNB’s ability to maintain and add to its deposit base may experience additional competitive pressures from the stock market and/or other alternative investment products offered by the insurance industry and others.

Table 10 - Time Deposits

Maturities of time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

In thousands
Three months or less	$8,588
Over three through six months	5,082
Over six through twelve months	8,011
Over twelve months	24,347

Total	$46,028

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, and overnight borrowings at the Federal Home Loan Bank in Pittsburgh (FHLB). As of December 31, 2005, short-term borrowings were $59,307,000, a decrease of $5,659,000, or 8.7%, from the December 31, 2004 balance of $64,966,000.

In thousands	2005	2004	2003
Amounts outstanding at end of year:
FHLB overnight advance	$34,965	$30,706	$29,320
Securities sold under repurchase agreements	23,892	33,810	39,906
Treasury tax and loan note	450	450	450

	$59,307	$64,966	$69,676

In thousands	2005	2004	2003
Average interest rate at year-end	3.52%	1.84%	1.37%
Maximum amount outstanding at any month-end	$70,793	$79,589	$75,867
Average amount outstanding	48,976	$51,437	$45,290
Weighted average interest rate	2.56%	1.54%	1.64%

Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB’s growth in its earning asset portfolio and a loan from a commercial bank to fund the purchase of Russell Insurance Group. Long-term debt totaled $125,778,000 at December 31, 2005, versus $132,000,000 at December 31, 2004.

Capital

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Capital management must also consider growth opportunities that may exist, and the resulting need for additional capital. ACNB’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2005, ACNB retained $2,429,000 or 33% of its net income as compared to $4,416,000, or 47% in 2004, and $5,930,000 or 55% during 2003.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized.”  There are no conditions or events since the notification that management believes have changed the subsidiary bank’s category.

Table 11 - Risked-Based Capital

ACNB’s capital ratios are as follows:

	2005	2004

Tier 1 leverage ratio (to average assets)	7.81	8.34
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.14	13.91
Total risk-based capital ratio	13.94	14.64

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2005, ACNB could borrow approximately $442,272,000 from the FHLB of which $287,307,000 was available.

Another source of liquidity is securities sold under repurchase agreement to customers of ACNB’s banking subsidiary totaling $23,892,000 and $33,810,000 at December 31, 2005 and 2004, respectively.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $7,538,000 at December 31, 2005. For a discussion of ACNB’s dividend restrictions, see Item 1 - “Business.”

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions. The Corporation’s operating cash flows totaled $11,392,000 during 2005 as compared to $11,034,000 during 2004, and $12,742,000 during 2003. The primary sources of cash flows are payments received for interest and dividends, partially offset by payments for interest on deposits and borrowings and payments for other expenses. See the cash flows statement for additional information.

Aggregate Contractual Obligations

The following table represents the Corporation’s on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2005:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total

Time deposits	$134,265	$79,375	$31,241	$—	$244,881
Long-term debt	55,258	45,569	649	24,302	125,778
Operating leases	412	543	401	693	2,049
Payments under benefit plans	756	1,552	1,872	9,244	13,424
Total	$190,691	$127,039	$34,163	$34,239	$386,132

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2005, the Corporation had unfunded outstanding commitments to extend credit of $117 million and outstanding standby letters of credit of $5,961,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to footnote N of the consolidated financial statements for a discussion of the nature, business purpose and importance of the Corporation’s off-balance sheet arrangements.

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. ACNB’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, ACNB derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

ACNB does not have any exposure to foreign currency exchange risk, commodity price risk or equity market risk.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the exposure to fluctuations in the Corporation’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of the Corporation’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate, and necessary to ensure the Corporation’s profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

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

The Corporation uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the Corporation’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity, and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Corporation’s interest rate risk position over time.

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Corporation’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in Table 13a. These results as of December 31, 2005, indicate that the Corporation would expect net interest income to decrease over the next twelve months by 15.1% assuming an immediate upward shift in market interest rates of 3.00% and to increase by 1.9% if rates shifted downward 3.00%. This profile reflects a liability sensitive short-term rate risk position and exceeds guidelines set by policy. However, included in this simulation were borrowings of $55,000,000 that mature in February, June and July of 2006. The Corporation relies more on cash flow statements and a dynamic gap report for day to day operations and both indicate an asset sensitive position.

The model indicates that net interest income would decline in an up direction of interest rates because of a large amount of transaction accounts positioned to change rates overnight. Since they are theoretically positioned to change rates immediately they cause a negative change in net interest income. In actual practice, management would change these rates much more gradually than the model predicts.

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

The net present value analysis results are presented in Table 13b.  These results, as of December 31, 2005, indicate that the net present value would decrease 28.0% assuming an immediate upward shift in market interest rates of 3.00% and decrease 11.4% if rates shifted 1.00% in the same manner.

The Corporation’s current strategy is to extend liability maturities and keep asset maturities relatively short to protect against both greater earnings at risk and value at risk.

December 31, 2005		December 31, 2005
Table 13a Net Interest Income Projections		Table 13b Present Value Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	1.87%	(300)	6.18%
(100)	1.14%	(100)	4.44%
—	—%	—	—%
100	(6.11)%	100	(11.41)%
300	(15.07)%	300	(27.96)%

December 31, 2004		December 31, 2004
Table 13a Net Interest Income Projections		Table 13b Present Value Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	N/A %	(300)	N/A %
(100)	(8.54)%	(100)	(1.98)%
—	—%	—	—%
100	(11.52)%	100	(3.63)%
300	(18.80)%	300	(18.94)%

ITEM 8 - FINANCIAL STATEMENTS

(a)       The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ACNB Corporation

Gettysburg, Pennsylvania

We have audited the accompanying consolidated statements of condition of ACNB Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The December 31, 2003 consolidated financial statements were audited by other auditors whose report, dated January 17, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ACNB Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
February 24, 2006

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2005	2004
ASSETS
Cash and due from banks	$18,382	$21,757
Interest-bearing deposits in banks	892	938

Cash and Cash Equivalents	19,274	22,695

Securities available for sale	348,713	381,383
Securities held to maturity, fair value 2005 $19,192; 2004 $25,089	19,165	24,560
Loans held for sale	60	511
Loans, net of allowance for loan losses 2005 $4,456; 2004 $3,938	489,008	436,631
Premises and equipment	14,696	11,992
Restricted investment in bank stocks	9,053	10,271
Investment in bank owned life insurance	21,116	19,198
Investments in low income housing partnerships	5,665	6,153
Other assets	18,386	10,794

Total Assets	$945,136	$924,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$79,428	$74,667
Interest bearing	599,953	572,205

Total Deposits	679,381	646,872

Short-term borrowings	59,307	64,966
Long-term borrowings	125,778	132,000
Other liabilities	6,660	5,829

Total Liabilities	871,126	849,667

STOCKHOLDERS’ EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,436,101 shares issued and outstanding	13,590	13,590
Retained earnings	65,556	63,127
Accumulated other comprehensive loss	(5,136)	(2,196)

Total Stockholders’ Equity	74,010	74,521

Total Liabilities and Stockholders’ Equity	$945,136	$924,188

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2005	2004	2003
INTEREST INCOME
Loans, including fees	$27,243	$23,578	$23,670
Securities:
Taxable	13,729	13,002	11,904
Tax-exempt	916	917	882
Dividends	288	153	158
Other	93	102	75

Total Interest Income	42,269	37,752	36,689

INTEREST EXPENSE
Deposits	11,528	9,511	11,224
Short-term borrowings	1,255	793	741
Long-term borrowings	4,208	2,879	1,980

Total Interest Expense	16,991	13,183	13,945

Net Interest Income	25,278	24,569	22,744

PROVISION FOR LOAN LOSSES	516	300	265

Net Interest Income after Provision for Loan Losses	24,762	24,269	22,479

OTHER INCOME
Service charges on deposit accounts	1,742	1,780	1,788
Income from fiduciary activities	717	714	663
Earnings on investment in bank owned life insurance	768	683	722
Gain recognized from life insurance proceeds	—	—	2,161
Gains (losses) on sales of securities	(264)	1,113	1,992
Service charges on ATM and debit card transactions	738	713	606
Commissions from insurance sales	4,121	—	—
Other	1,094	862	1,497

Total Other Income	8,916	5,865	9,429

OTHER EXPENSES
Salaries and employee benefits	12,884	9,884	9,902
Net occupancy expense	1,510	952	933
Equipment expense	2,395	2,131	1,960
Professional services	1,147	730	543
Other tax expense	1,044	990	937
Supplies and postage	761	633	639
Advertising expense	830	284	369
Other operating	4,321	2,967	2,715

Total Other Expenses	24,892	18,571	17,998

Income before Income Taxes	8,786	11,563	13,910

PROVISION FOR INCOME TAXES	1,410	2,255	3,142

Net Income	$7,376	$9,308	$10,768
PER SHARE DATA
Basic earnings	$1.36	$1.71	$1.98

Cash dividends declared	$0.91	$0.90	$0.89

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

Dollars in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2002	$13,590	$52,781	$4,089	$70,460

Comprehensive income:
Net income	—	10,768	—	10,768
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes	—	—	(3,647)	(3,647)

Total Comprehensive Income				7,121

Cash dividends declared	—	(4,838)	—	(4,838)

BALANCE - DECEMBER 31, 2003	13,590	58,711	442	72,743

Comprehensive income:
Net income	—	9,308	—	9,308
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes	—	—	(2,205)	(2,205)
Change in minimum pension liability, net of taxes	—	—	(433)	(433)

Total Comprehensive Income				6,670

Cash dividends declared	—	(4,892)	—	(4,892)

BALANCE - DECEMBER 31, 2004	13,590	63,127	(2,196)	74,521

Comprehensive income:
Net income	—	7,376	—	7,376
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	(2,962)	(2,962)
Change in minimum pension liability, net of taxes	—	—	22	22

Total Comprehensive Income				4,436

Cash dividends declared	—	(4,947)	—	(4,947)

BALANCE - DECEMBER 31, 2005	$13,590	$65,556	$(5,136)	$74,010

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$43,740	$40,700	$40,467
Fees and commissions received	8,413	2,485	5,066
Interest paid	(16,448)	(13,064)	(14,417)
Cash paid to suppliers and employees	(21,562)	(16,432)	(18,116)
Income taxes paid	(3,202)	(2,343)	(3,053)
Loans originated for sale	(15,103)	(8,778)	(18,735)
Proceeds from sales of mortgage loans	15,554	8,466	21,530

Net Cash Provided by Operating Activities	11,392	11,034	12,742

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	5,188	17,491	5,366
Proceeds from maturities of securities available for sale	38,550	184,614	148,086
Proceeds from sales of securities available for sale	22,761	200,181	131,253
Purchase of securities held to maturity	—	—	(23,438)
Purchase of securities available for sale	(34,813)	(424,870)	(344,980)
Net sale (purchase) of restricted investment in bank stocks	1,218	(3,224)	(3,155)
Net increase in loans	(52,893)	(25,880)	(42,723)
Purchase of bank owned life insurance	(1,200)	(4,400)	—
Cash paid for insurance agency acquisitions, net of cash acquired	(5,810)	—	—
Investments in low income housing partnerships	(95)	(2,944)	(1,025)
Capital expenditures	(4,092)	(5,784)	(675)
Proceeds from sale of property and foreclosed real estate	692	181	699

Net Cash Used in Investing Activities	(30,494)	(64,635)	(130,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, interest-bearing deposits, and savings accounts	11,447	6,116	63,507
Net increase (decrease) in time certificates of deposit	21,062	1,368	(6,734)
Net increase (decrease) in short-term borrowings	(5,659)	(4,710)	13,231
Dividends paid	(4,947)	(4,892)	(4,838)
Proceeds from long-term borrowings	51,000	45,000	67,000
Repayments on long-term borrowings	(57,222)	—	—

Net Cash Provided by Financing Activities	15,681	42,882	132,166

Net Increase (Decrease) in Cash and Cash Equivalents	(3,421)	(10,719)	14,316

CASH AND CASH EQUIVALENTS - BEGINNING	22,695	33,414	19,098

CASH AND CASH EQUIVALENTS - ENDING	$19,274	$22,695	$33,414
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$7,376	$9,308	$10,768
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of loans, property and foreclosed real estate	(311)	(113)	(337)
Earnings on investment in bank owned life insurance	(768)	(683)	(722)
(Gains) losses on sales of securities	264	(1,113)	(1,992)
Depreciation and amortization	1,605	845	804
Provision for loan losses	516	300	265
(Benefit) expense for deferred taxes	(140)	350	146
Net amortization of investment securities premiums	1,555	2,614	3,240
(Increase) decrease in interest receivable	(84)	334	538
Increase (decrease) in interest payable	543	119	(472)
(Increase) decrease in mortgage loans held for sale	451	(312)	2,795
Increase in other assets	(102)	(1,406)	(1,312)
Increase (decrease) in other liabilities	487	791	(979)

Net Cash Provided by Operating Activities	$11,392	$11,034	$12,742

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ACNB Corporation provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, Adams County National Bank and Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and trust services through its twenty locations in Adams, Cumberland and York counties.

On November 19, 2004, the Corporation entered into a definitive agreement to acquire Russell Insurance Group, Inc., a full-service insurance agency, based in Westminster, Maryland, with a satellite office in Timonium, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. This acquisition was finalized on January 5, 2005.

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

The Corporation’s primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

Basis of Financial Statements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value disclosures, the valuation of deferred tax assets, and the evaluation of other than temporary impairment of securities.

Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $76,000,000 and $74,000,000 at December 31, 2005 and 2004, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

Significant Group Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located within south central Pennsylvania and northern Maryland. Note C discusses the types of securities that the Corporation invests in. Note D discusses the types of lending that the Corporation engages in. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

Reclassifications

For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform with the 2005 presentation. Such reclassifications had no impact on net income.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income.

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

Loans

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout south central Pennsylvania and northern Maryland. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed real estate totaled $-0- and $213,000 at December 31, 2005 and 2004, respectively, and is included in other assets.

Premises and Equipment

Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method over the assets’ estimated useful lives.

Investments in Low Income Housing Partnerships

The Corporation’s investments in low income housing partnerships are accounted for using the “cost method” prescribed by Emerging Issues Task Force (EITF) No. 94-1. In accordance with EITF 94-1, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

Bank Owned Life Insurance

The Corporation’s banking subsidiary maintains non-qualified compensation plans for selected senior officers. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. Investment in bank owned life insurance policies was used to finance the non-qualified compensation plans and provide tax-exempt return to the Corporation.

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

Retirement Plan

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,436,101 weighted average shares of common stock outstanding for all years presented.

Advertising Costs

Costs of advertising are expensed when incurred.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Changes in certain assets and liabilities, such as unrealized gains (losses) on securities available for sale and the minimum pension liability, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
In thousands	2005	2004	2003
Unrealized holding losses arising during the period	$(4,824)	$(2,279)	$(3,618)
Reclassification adjustment for gains (losses) realized in net income	(264)	1,113	1,992

Net Unrealized Losses	(4,560)	(3,392)	(5,610)

Tax effect	1,598	1,187	1,963

	(2,962)	(2,205)	(3,647)

Change in minimum pension liability	34	(660)	—
Tax effect	12	227	—

	22	(433)	—

Net of Tax Amount	$(2,940)	$(2,638)	$(3,647)

The December 31 balances of accumulated other comprehensive loss are as follows:

In thousands	Unrealized Losses on Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
BALANCE, DECEMBER 31, 2004	$(1,763)	$(433)	$(2,196)

Change during 2005	(2,962)	22	(2,940)

BALANCE, DECEMBER 31, 2005	$(4,725)	$(411)	$(5,136)

Segment Reporting

The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. See Note S for a discussion of insurance operations.

New Accounting Standards

EITF 03-1

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (EITF 03-1), and in March 2004 the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2005 and 2004, compensating balances approximated $3,217,000 and $14,507,000, respectively.

NOTE C - SECURITIES

Amortized cost and fair value at December 31, 2005 and 2004 were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE:
December 31, 2005:
U.S. Government and agencies	$158,912	$—	$2,562	$156,350
Mortgage-backed securities	120,851	—	3,049	117,802
State and municipal	22,909	30	79	22,860
Corporate bonds	52,812	—	1,834	50,978
Stock in other banks	500	223	—	723

	$355,984	$253	$7,524	$348,713

December 31, 2004:
U.S. Government and agencies	$158,912	$77	$1,179	$157,810
Mortgage-backed securities	119,217	270	1,487	118,000
State and municipal	22,916	87	75	22,928
Corporate bonds	82,550	18	497	82,071
Stock in other banks	500	74	—	574

	$384,095	$526	$3,238	$381,383

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD TO MATURITY:
December 31, 2005:
U.S. Government and agencies	$10,000	$259	$—	$10,259
Mortgage-backed securities	8,916	—	232	8,684
State and municipal	249	—	—	249

	$19,165	$259	$232	$19,192

December 31, 2004:
U.S. Government and agencies	$10,000	$735	$—	$10,735
Mortgage-backed securities	14,206	—	206	14,000
State and municipal	354	—	—	354

	$24,560	$735	$206	$25,089

At December 31, 2005, 17 mortgage-backed and 9 U.S. Government and agency securities have unrealized losses, and 15 of the securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of amortized cost and a majority had unrealized losses totaling less than 2% of amortized cost.

At December 31, 2005, 15 state and municipal securities and 9 corporate bonds have unrealized losses, and 11 of the securities have been in a continuous loss position for 12 months or more. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 10% of amortized cost and a majority had unrealized losses totaling less than 2% of amortized cost.

Currently the Corporation holds two securities with a total fair value of $11,560,000 (Ford Motor Credit 6.5% due January 25, 2007 and GMAC 6.125% due August 28, 2007) that are not of investment grade, but are not considered other than temporarily impaired as management has the intent and ability to hold them to maturity.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2005, management had not identified any securities with an unrealized loss that it intends to sell. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2005:
U.S. Government and agencies	$77,977	$935	$78,373	$1,627	$156,350	$2,562
Mortgage-backed securities	50,107	822	67,695	2,227	117,802	3,049
State and municipal	5,680	49	2,130	30	7,810	79
Corporate bonds	12,739	268	38,239	1,566	50,978	1,834

	$146,503	$2,074	$186,437	$5,450	$332,940	$7,524

SECURITIES HELD TO MATURITY:
Mortgage-backed securities	$—	$—	$8,684	$232	$8,684	$232

SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2004:
U.S. Government and agencies	$78,821	$1,179	$—	$—	$78,821	$1,179
Mortgage-backed securities	55,744	439	39,068	1,048	94,812	1,487
State and municipal	5,921	25	2,572	50	8,493	75
Corporate bonds	68,992	497	—	—	68,992	497

	$209,478	$2,140	$41,640	$1,098	$251,118	$3,238

SECURITIES HELD TO MATURITY:
Mortgage-backed securities	$—	$—	$14,000	$206	$14,000	$206

Amortized cost and fair value at December 31, 2005 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$—	$—	$—	$—
Over 1 year through 5 years	97,812	94,769	10,249	10,508
Over 5 years through 10 years	125,999	124,719	—	—
Over 10 years	10,822	10,700	—	—
Mortgage-backed securities	120,851	117,802	8,916	8,684
Equity securities	500	723	—	—

	$355,984	$348,713	$19,165	$19,192

The Corporation realized gross gains of $-0- during 2005, $2,019,000 during 2004, and $2,694,000 during 2003 and gross losses of $264,000 during 2005, $906,000 during 2004, and $702,000 during 2003 on sales of securities available for sale.

At December 31, 2005 and 2004, securities with a carrying value of $95,760,000 and $94,122,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D - LOANS

Loans at December 31, 2005 and 2004 were as follows:

In thousands	2005	2004
Commercial, financial and agricultural	$36,583	$31,187
Real estate:
Commercial	103,501	99,988
Construction	31,907	20,232
Residential	311,241	278,140
Consumer	9,529	10,643

Total Loans	492,761	440,190

Deferred loan fees and costs, net	703	379
Allowance for loan losses	(4,456)	(3,938)

Net Loans	$489,008	$436,631

The Bank grants commercial, residential and consumer loans to customers primarily within south central Pennsylvania and northern Maryland and the surrounding area.  A large portion of the loan portfolio is secured by real estate.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Changes in the allowance for loan losses were as follows:

In thousands	2005	2004	2003
Balance, beginning	$3,938	$3,978	$3,837
Provision charged to operations	516	300	265
Recoveries on charged off loans	89	50	45
Loans charged off	(87)	(390)	(169)
Balance, ending	$4,456	$3,938	$3,978

Nonaccrual loans totaled $7,354,000 and $8,054,000 at December 31, 2005 and 2004, respectively.  Loans past due 90 days or more and still accruing totaled $199,000 and $160,000 at December 31, 2005 and 2004, respectively.  If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $501,000 in 2005, $384,000 in 2004, and $82,000 in 2003.

The following is a summary of information pertaining to impaired loans:

	December 31,
In thousands	2005	2004
Impaired loans with a valuation allowance	$3,419	$7,539

Valuation allowance related to impaired loans	$698	$619

	Years Ended December 31,
In thousands	2005	2004	2003
Average investment in impaired loans	$5,479	$5,085	$200

Interest income recognized on impaired loans	$14	$331	$—

No additional funds are committed to be advanced in connection with impaired loans.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment at December 31 were as follows:

In thousands	2005	2004
Land	$1,314	$1,384
Buildings and improvements	14,782	7,659
Furniture and equipment	7,668	5,735
Construction in process	122	5,541

	23,886	20,319
Accumulated depreciation	(9,190)	(8,327)

	$14,696	$11,992

The decrease in construction in process in 2005 was primarily related to the Corporation’s new operations center, which was completed and placed into service during 2005.

NOTE F - INVESTMENTS IN LOW INCOME HOUSING PARTNERSHIPS

ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties.  At December 31, 2005 and 2004, the carrying value of these investments was approximately $5,665,000 and $6,153,000, respectively.

NOTE G - DEPOSITS

Deposits were comprised of the following as of December 31:

In thousands	2005	2004
Non-interest bearing demand	$79,428	$74,667
Interest bearing demand	122,269	111,664
Savings	232,803	236,722
Time certificates of deposit less than $100,000	198,853	187,819
Time certificates of deposit greater than $100,000	46,028	36,000

	$679,381	$646,872

Scheduled maturities of time certificates of deposit at December 31, 2005 were as follows:

In thousands
2006	$134,265
2007	50,775
2008	28,600
2009	15,467
2010	15,774

$244,881

NOTE H - LEASE COMMITMENTS

Certain branch offices and equipment are leased under agreements which expire at varying dates through 2016.  Most leases contain renewal provisions at the Corporation’s option.  The total rental expense for all operating leases was $528,000, $504,000, and $200,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

In thousands
2006	$412
2007	316
2008	227
2009	211
2010	190
Later years	693

$2,049

NOTE I - BORROWINGS

Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2005		2004
In thousands	Amount	Rate	Amount	Rate
Treasury tax and loan note	$450	4.23%	$450	2.10%
Federal Home Loan Bank (FHLB) overnight advance	34,965	4.23	30,706	2.21
Securities sold under repurchase agreements	23,892	2.11	33,810	1.51

	$59,307	3.38%	$64,966	1.84%

Under an agreement with the FHLB, the Bank has a line of credit available in the amount of $85,000,000, of which $34,965,000 was outstanding at December 31, 2005.  All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities.  In addition, all FHLB advances are secured by the FHLB capital stock owned by the Corporation having a par value of $8,734,000 at December 31, 2005 and $9,951,000 at December 31, 2004.

The Corporation offers a short-term investment program for corporate customers for secured investing.  This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the Corporation.  The investment securities are under the control of the Corporation.

A summary of long-term debt as of December 31 is as follows:

	2005		2004
In thousands	Amount	Rate	Amount	Rate

FHLB fixed-rate advances maturing:
2005	$—	—%	$57,000	1.83%
2006	55,000	2.91	55,000	2.91
2007	25,000	3.60	—	—
2008	20,000	3.96	—	—
2012	10,000	4.41	10,000	4.41

FHLB convertible advance maturing:
2012	10,000	4.27	10,000	4.27

Loan payable to local bank	5,778	6.50	—	—

	$125,778	3.61%	$132,000	2.66%

The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously.  The Corporation can borrow a maximum of $442,272,000 from the FHLB, of which $287,307,000 was available at December 31, 2005.  The FHLB has the option to convert the $10,000,000 convertible advance but not before three-month LIBOR reaches 8%.  Upon the FHLB’s conversion, the Bank has the option to repay the respective advance in full.

The loan payable to a local bank is payable in monthly installments of $52,569 and matures in January 2020.  The loan is unsecured.

NOTE J - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

Certain restrictions exist regarding the ability of the bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years.  As of December 31, 2005, $7,538,000 of undistributed earnings of the bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval.  Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Under national banking laws, the Bank is also limited as to the amount it may loan to its affiliates, including the Corporation, unless such loans are collateralized by specific obligations.  At December 31, 2005, the maximum amount available for transfer from the Bank to the Corporation in the form of loans was approximately $7,352,000.

NOTE K - INCOME TAXES

The components of income tax expense for the years ended December 31, 2005, 2004 and 2004 are as follows:

In thousand	2005	2004	2003
Federal:
Current	$1,483	$1,905	$2,996
Deferred	(140)	350	146

	1,343	2,255	3,142

State:
Current	67	—	—

	$1,410	$2,255	$3,142

Reconciliations of the statutory federal income tax at a rate to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Percentage of Income before Income Taxes
	2005	2004	2003

Federal income tax at statutory rate	34.0%	35.0%	35.0%
Tax-exempt income	(4.7)	(3.2)	(2.2)
Earnings on investment in life insurance	(2.8)	(2.0)	(1.8)
Gain on proceeds from life insurance	—	—	(5.4)
Rehabilitation and low-income housing credits	(9.0)	(9.9)	(2.4)
Other	(1.5)	(0.4)	(0.6)

	16.0%	19.5%	22.6%

The provision for federal income taxes includes $(90,000), $390,000 and $697,000 of income taxes (benefit)  related to net gains (losses) on sales of securities in 2005, 2004 and 2003, respectively.  Rehabilitation and low-income housing income tax credits were $789,000 during 2005, $1,139,000 during 2004, and $337,000 for 2003.  Projected credits are $677,000 in 2006 to 2009, $544,000 in 2010 and $1,527,000 thereafter.

Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,529	$1,351
Available for sale securities	2,547	949
Accrued deferred compensation	356	346
Additional minimum pension liability	215	227
Deferred loan fees	106	129
AMT credit carryforward	131	215
Other	409	158

	5,293	3,375

Deferred tax liabilities:
Accumulated depreciation	125	141
Prepaid benefit cost	460	268
Prepaid expenses	280	264

	865	673

Net Deferred Tax Assets	$4,428	$2,702

NOTE L - RETIREMENT PLANS

The Corporation’s banking subsidiary has a non-contributory pension plan.  Retirement benefits are a function of both years of service and compensation.  The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

Information pertaining to the activity in the plan, using a measurement date of November 1, 2005 is as follows:

In thousands	2005	2004

Change in benefit obligation:
Benefit obligation, at beginning of year	$15,296	$13,308
Service cost	538	436
Interest cost	825	783
Actuarial (gain) loss	(314)	1,240
Benefits paid	(514)	(471)

Benefit obligation, at end of year	15,831	15,296

Change in plan assets:
Fair value of plan assets at beginning of year	12,186	10,649
Actual return on plan assets	721	758
Employer contribution	1,250	1,250
Benefits paid	(514)	(471)

Fair value of plan assets at end of year	13,643	12,186

Funded Status	(2,188)	(3,110)

Unrecognized net actuarial loss	3,062	3,373
Unrecognized transition asset	83	95
Unrecognized prior service costs	389	429

Prepaid Benefit Cost	1,346	787

Recognition of additional minimum liability	(1,098)	(1,183)

Net Prepaid (Accrued) Pension Cost	$248	$(396)

The accumulated benefit obligation totaled $13,395,000 and $12,582,000 at December 31, 2005 and 2004, respectively.  The intangible pension asset totaled $472,000 and $523,000 at December 31, 2005 and 2004, respectively.

The components of net periodic benefit cost for the years ended December 31 are as follows:

In thousands	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$538	$436	$356
Interest cost	825	783	735
Expected return on assets	(876)	(740)	(656)
Recognized net actuarial loss	152	74	47
Amortization of transition asset	12	12	12
Amortization of prior service costs	40	49	73

Net Periodic Benefit Cost	$691	$614	$567

For the years ended December 31, 2005, 2004 and 2003, the assumptions used to determine the net periodic benefit cost are as follows:

	2005	2004	2003
Discount rate	5.50%	5.50%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.25%
Annual salary increase	4.69%	4.69%	4.66%

The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2005 and 2004 are as follows:

	2005	2004
Equity securities	56%	59%
Debt securities	38	34
Real estate	6	7
	100%	100%

Equity securities included Corporation common stock in amounts of $759,000, 6% of total plan assets and $939,000, 8% of total plan assets at December 31, 2005 and 2004, respectively.

The Bank expects to contribute $1,250,000 to its pension plan in 2006.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten fiscal years:

In thousands
2006	$670
2007	680
2008	700
2009	820
2010	880
2011-2015	5,400

The Corporation’s banking subsidiary maintains a 401(k) plan for the benefit of eligible employees.  Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws.  The Bank makes matching contributions up to 100% of the first 4% of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a 5 year period.  Bank contributions to the Plan were $289,000, $276,000, and $251,000 for 2005, 2004 and 2003, respectively.

The Corporation’s banking subsidiary maintains non-qualified compensation plans for selected senior officers.  The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals.  The balance accrued for these plans included in other liabilities as of December 31, 2005 and 2004 totaled $1,039,000 and $991,000, respectively.  The annual expense included in salaries and benefits expense totaled $142,000, $143,000, and $116,000 during the years ended December 31, 2005, 2004 and 2003, respectively.  To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans.  At December 31, 2005 and 2004, the cash surrender value of these policies were $3,501,000 and $3,380,000, respectively.

NOTE M - REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio

CORPORATION:

As of December 31, 2005:
Tier 1 leverage ratio (to average assets)	$73,214	7.81%	$ ≥37,495	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	73,214	13.14	≥22,286	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	77,670	13.94	≥44,572	≥8.0	N/A	N/A

As of December 31, 2004:
Tier 1 leverage ratio (to average assets)	$74,521	8.34%	$ >35,656	>4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	74,521	13.91	≥21,429	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	78,459	14.64	≥42,874	≥8.0	N/A	N/A

BANK:

As of December 31, 2005:
Tier 1 leverage ratio (to average assets)	$69,065	7.44%	$ ≥37,145	≥4.0%	$ ≥46,431	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	69,065	12.69	≥21,773	≥4.0	≥32,655	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	73,521	13.51	≥43,547	≥8.0	≥54,419	≥10.0

As of December 31, 2004:
Tier 1 leverage ratio (to average assets)	$67,598	7.35%	$ >36,788	>4.0%	$ >45,985	>5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	67,598	12.77	≥21,174	≥4.0	≥31,736	≥ 6.0
Total risk-based capital ratio (to risk-weighted assets)	71,506	13.52	≥42,311	≥8.0	≥52,889	≥10.0

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.  The Corporation does not anticipate any material losses from these commitments.

Commitments to extend credit, including commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extensions of credit, is based on management’s credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.  On loans secured by real estate, the Corporation generally requires loan to value ratios of no greater than 80%.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions.  The terms of the letters of credit vary and may have renewal features.  The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers.  The Corporation holds collateral supporting those commitments for which collateral is deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Corporation’s commitments at December 31 were as follows:

In thousands	2005	2004
Commitments to extend credit	$116,893	$73,268
Standby letters of credit	5,961	5,732

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  For the following financial instruments, the carrying amount is a reasonable estimate of fair value:

Cash and cash equivalents

Interest-bearing deposits in banks

Accrued interest receivable

Restricted investment in bank stocks

Short-term borrowings

Accrued interest payable

Securities

Fair values for securities are based on quoted market prices, where available.  If quoted market prices are not available, fair value is based on quoted market prices of comparable securities.

Mortgage Loans Held for Sale

Fair values of mortgage loans held for sale are based on existing commitments from investors or prevailing market prices.

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

Long-Term Borrowings

The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Instruments

Off-balance sheet instruments of the Bank consist of letters of credit, loan commitments and unfunded lines of credit.  Fair value is estimated using fees currently charged for similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings.  Any fees charged are immaterial.

Estimated fair values of financial instruments at December 31 were as follows:

	2005		2004
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$18,382	$18,382	$21,757	$21,757
Interest-bearing deposits in banks	892	892	938	938
Investment securities:
Available for sale	348,713	348,713	381,383	381,383
Held to maturity	19,165	19,192	24,560	25,089
Loans held for sale	60	60	511	511
Loans, less allowance for loan losses	489,008	475,868	436,631	433,345
Accrued interest receivable	4,367	4,367	4,283	4,283
Restricted investment in bank stocks	9,053	9,053	10,271	10,271

Financial liabilities:
Deposits	679,381	678,968	646,872	647,728
Short-term borrowings	59,307	59,307	64,966	64,966
Long-term borrowings	125,778	125,358	132,000	134,108
Accrued interest payable	2,820	2,820	2,277	2,277

Off-balance sheet financial instruments	—	—	—	—

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

NOTE Q - ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2005	2004
ASSETS
Cash	$548	$475
Investment in banking subsidiary	64,321	65,956
Investment in other subsidiaries	6,642	296
Investments in low income housing partnerships	5,665	6,153
Securities and other assets	1,202	1,114
Receivable from banking subsidiary	1,679	935

Total Assets	$80,057	$74,929

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	$5,778	$—
Other liabilities	269	408
Stockholders’ equity	74,010	74,521

Total Liabilities and Stockholders’ Equity	$80,057	$74,929

STATEMENTS OF INCOME

	Years Ended December 31,
In thousands	2005	2004	2003
Dividends from banking subsidiary	$4,947	$6,592	$6,338
Other dividends	32	31	5

	4,979	6,623	6,343
Expenses	924	384	213

	4,055	6,239	6,130
Income tax benefit	1,092	1,256	422

	5,147	7,495	6,552
Equity in undistributed earnings of subsidiaries	2,229	1,813	4,216

Net Income	$7,376	$9,308	$10,768

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Dividends and interest received	$4,979	$7,172	$7,996
Reimbursements from subsidiaries	347	—	—
Payments to vendors	(438)	(384)	(213)
Other	14	—	—

Net Cash Provided by Operating Activities	4,902	6,788	7,783

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in low income housing partnerships	(95)	(2,944)	(1,025)
Purchase of insurance agency	(5,565)	—	—
Purchase of securities	—	—	(500)

Net Cash Used in Investing Activities	(5,660)	(2,944)	(1,525)

CASH FLOWS USED IN FINANCING ACTIVITIES

Proceeds from long-term debt	6,000	—	—
Repayments on long-term debt	(222)	—	—
Dividends paid	(4,947)	(4,892)	(4,838)

Net Cash Provided by (Used in) Financing Activities	831	(4,892)	(4,838)

Net Increase (Decrease) in Cash and Cash Equivalents	73	(1,048)	1,420

CASH AND CASH EQUIVALENTS - BEGINNING	475	1,523	103

CASH AND CASH EQUIVALENTS - ENDING	$548	$475	$1,523

RECONCILIATION OF NET INCOME OF NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income	$7,376	$9,308	$10,768
Equity in undistributed earnings of subsidiaries	(2,229)	(1,813)	(4,216)
(Increase) decrease in receivable from banking subsidiary	(744)	(750)	1,034
Other	499	43	197

Net Cash Provided by Operating Activities	$4,902	$6,788	$7,783

NOTE R - ACQUISITION

On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc. (RIG), a Westminister, Maryland-based full service insurance agency, as a subsidiary of the Corporation.  The results of RIG’s operations have been included in the consolidated financial statements since that date.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients in northern Maryland and south central Pennsylvania.

The carrying amounts of the tangible assets acquired and the liabilities assumed on January 5, 2005, approximated their fair value.  The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill.  The aggregate purchase price was $5,663,000, including certain capitalized costs.  In accordance with the terms of the acquisition, there is contingent consideration associated with this transaction of up to $2,882,000, subject to performance criteria for payment over three years subsequent to the acquisition.  In addition, the Corporation has entered into a three-year employment contract with Frank Russell, Jr., the President of RIG.

The purchase price of $5,663,000, which includes closing costs of $220,000, was allocated as follows (in thousands):

Cash	$628
Intangible asset	3,230
Goodwill	2,334
Other assets	1,049
Other liabilities	(1,578)

$5,663

The intangible asset, representing the customer base, will be amortized over 10 years.  Goodwill will not be amortized but will be analyzed annually for impairment.  Amortization of goodwill and the intangible asset will be deductible for tax purposes.

In 2005, RIG acquired two additional books of business with an aggregate purchase price of $368,000.  This amount is being amortized over 10 years.

NOTE S - SEGMENT AND RELATED INFORMATION

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for 2005 is as follows (in thousands):

Commissions from insurance sales	$4,121
Income before income taxes	1,108
Total assets	7,729

QUARTERLY RESULTS OF OPERATIONS

Selected quarterly information for the years ended December 31, 2005 and 2004 is as follows:

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Interest income	$10,096	$10,357	$10,702	$11,114
Interest expense	3,746	4,001	4,448	4,796
Net interest income	6,350	6,356	6,254	6,318
Provision for loan losses	90	90	168	168
Net interest income after provision for loan losses	6,260	6,266	6,086	6,150
Net gains (losses) on sales of securities	—	(272)	8	—
Other income	2,293	2,283	2,359	2,245
Other expenses	6,471	6,548	6,669	6,614
Net income	$2,082	$1,729	$1,784	$1,781
Basic earnings per share	0.38	0.32	0.33	0.33
Dividends per share	0.21	0.21	0.21	0.28

2004
Interest income	$8,938	$9,182	$10,004	$9,628
Interest expense	3,069	3,085	3,491	3,538
Net interest income	5,869	6,097	6,513	6,090
Provision for loan losses	75	75	75	75
Net interest income after provision for loan losses	5,794	6,022	6,438	6,015
Net gains (losses) on sales of securities	817	(46)	243	99
Other income	1,139	1,179	1,234	1,200
Other expenses	5,629	5,337	5,476	4,384
Net income	$2,121	$1,818	$2,439	$2,930
Basic earnings per share	$0.39	$0.33	$0.45	$0.54
Dividends per share	$0.21	$0.21	$0.21	$0.27

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

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2005.  The Corporation believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have made no significant changes in the Corporation’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

ACNB Corporation (“ACNB”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles, and as such, include some amounts that are based on management’s best estimates and judgments.

ACNB’s management is responsible for establishing and maintaining effective internal control over financial reporting.  The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Board of Directors of ACNB, through its Audit Committee, meets regularly with management, internal auditors, and the independent registered public accounting firm.  The Audit Committee provides oversight to ACNB by reviewing audit plans and results, and evaluates management’s actions for internal control, accounting and financial reporting matters.  The internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee to discuss the results of their examinations.

Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2005.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment, management concluded that as of December 31, 2005, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework.

ACNB’s independent registered public accounting firm, Beard Miller Company LLP, has issued an attestation report on management’s assessment of ACNB’s internal control over financial reporting.  This report appears on pages 71 and 72.

/s/ Thomas A. Ritter	/s/ David W. Cathell
Thomas A. Ritter	David W. Cathell
President and Chief Executive Officer	Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ACNB Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ACNB Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 and 2004 consolidated statements of condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended of ACNB Corporation, and our report dated February 24, 2006 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
February 24, 2006

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections “Principal Beneficial Owners of the Corporation’s Stock,” “Information as to Nominees, Directors and Executive Officers” and “Principal Officers of the Corporation” of the Registrant’s definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant’s officers and directors, and persons who own more than 10 percent of a registered class of the Registrant’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC.  Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period of January 1, 2005, through December 31, 2005, its officers and directors were in compliance with all filing requirements applicable to them.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank.  A copy of the Code of Ethics was included as an exhibit to the Corporation’s Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission.  A request for the Corporation’s Code of Ethics can be made either in writing to Lynda Glass, ACNB Corporation, 16 Lincoln Square, Gettysburg, Pennsylvania, 17325-0129 or by telephone to 717-334-3161.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference in response to this Item 11 is the information under the headings “Executive Compensation” and “ACNB Corporation” in ACNB Corporation’s 2006 definitive Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2006 definitive Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in response to this Item 13 is the information appearing under the heading “Transactions with Directors and Executive Officers” in ACNB Corporation’s 2006 definitive Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference in response to this Item 14 is the information appearing under heading “Report of Audit Committee” in ACNB Corporation’s definitive Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.       FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Condition

•                  Consolidated Statements of Income

•                  Consolidated Statements of Changes in Stockholders’ Equity

•                  Consolidated Statements of Cash Flows

•                  Notes to Consolidated Financial Statements

2.     FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b)             EXHIBITS

3(i) - Articles of Incorporation of ACNB Corporation, as amended.

3(ii) - Bylaws of Registrant; a copy of the Bylaws, as amended, of ACNB Corporation is incorporated by reference to Exhibit 99 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2003.

10.1 - Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter. (Incorporated by reference to Exhibit 99 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 26, 2001).

10.2 - ACNB Corporation, ACNB Acquisition Subsidiary LLC, Russell Insurance Group, Inc. Stock Purchase Agreement.  (Incorporated by reference to Exhibit 10.2 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

10.3 - Salary Continuation Agreement - applicable to Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey.  (Incorporated by reference to Exhibit 10.3 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

10.4 - Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter.  (Incorporated by reference to Exhibit 10.4 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

10.5 - Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler.  (Incorporated by reference to Exhibit 10.5 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

10.6 - Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler.  (Incorporated by reference to Exhibit 10.6 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

10.7 - Adams County National Bank Salary Savings Plan.  (Incorporated by reference to Exhibit 10.2 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

10.8 - Group Pension Plan for Employees of Adams County National Bank.  (Incorporated by reference to Exhibit 10.2 of the Registrants Form 10K for the year ended December 31, 2004 filed with the Commission on March 15, 2005.)

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

31.2 - Principal Financial Officer certification of annual report on Form 10-K

32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

99 - Independent Auditor Report on the consolidated statements of income, changes in stockholders’ equity, and cash flows of ACNB Corporation and subsidiaries for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 14, 2006
Date

By:	/s/ Thomas A. Ritter	By:	/s/ David W. Cathell
	Thomas A. Ritter		David W. Cathell
	President & CEO		Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2006, by the following persons in the capacities indicated.

/s/ Philip P. Asper	/s/ Daniel W. Potts
Philip P. Asper	Daniel W. Potts
Director	Director

/s/ Frank Elsner, III	/s/ Thomas A. Ritter
Frank Elsner, III	Thomas A. Ritter
Director	Director, President & CEO

/s/ D. Richard Guise	/s/ Marian B. Schultz
D. Richard Guise	Marian B. Schultz
Director & Vice Chairman of the Board	Director

/s/ Ronald L. Hankey	/s/ Alan J. Stock
Ronald L. Hankey	Alan J. Stock
Director and Chairman of the Board	Director

/s/ Edgar S. Heberlig	/s/ Jennifer L. Weaver
Edgar S. Heberlig	Jennifer L. Weaver
Director	Director

/s/ Wayne E. Lau	/s/ Harry L. Wheeler
Wayne E. Lau	Harry L. Wheeler
Director	Director