Form 10-Q
period 2006-03-31
ACNB CORP
filed 2006-05-10
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

Common Stock, Par Value $2.50 per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 31, 2006 was approximately $110,290,000.

The number of shares of Registrant’s Common Stock outstanding on April 25, 2006 was 5,436,101.

PART I

ACNB CORPORATION

ITEM I FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION

Dollars in thousands, except per share data	Unaudited March 31, 2006	Unaudited March 31, 2005	December 31, 2005
ASSETS

Cash and due from banks	$18,005	$23,008	$18,382
Interest-bearing deposits in banks	893	892	892

Cash and Cash Equivalents	18,898	23,900	19,274

Securities available for sale	341,264	378,412	348,713
Securities held to maturity, fair value $18,197; $23,354; $19,192	18,242	23,154	19,165
Loans held for sale	832	890	60
Loans, net of allowance for loan losses $4,717; $3,989; $4,456	513,373	444,872	489,008
Premises and equipment	15,314	13,080	14,696
Restricted investment in bank stocks	10,418	10,592	9,053
Investment in bank owned life insurance	21,291	19,346	21,116
Investments in low income housing partnerships	5,543	6,094	5,665
Other assets	19,565	19,841	18,386

Total Assets	$964,740	$940,181	$945,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$78,526	$79,310	$79,428
Interest bearing	596,279	579,569	599,953

Total Deposits	674,805	658,879	679,381

Short-term borrowings	48,167	64,446	59,307
Long-term borrowings	160,713	137,957	125,778
Other liabilities	7,441	8,106	6,660

Total Liabilities	891,126	869,388	871,126

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,436,101 shares issued and outstanding	13,590	13,590	13,590
Retained earnings	66,140	64,067	65,556
Accumulated other comprehensive loss	(6,116)	(6,864)	(5,136)

Total Stockholders’ Equity	73,614	70,793	74,010

Total Liabilities and Stockholders’ Equity	$964,740	$940,181	$945,136

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended March 31,
Dollars in thousands, except per share data	2006	2005
INTEREST INCOME
Loans, including fees	$7,836	$6,306
Securities:
Taxable	3,397	3,485
Tax-exempt	228	229
Dividends	89	59
Other	40	17

Total Interest Income	11,590	10,096

INTEREST EXPENSE
Deposits	3,418	2,390
Short-term borrowings	763	353
Long-term debt	1,222	1,092

Total Interest Expense	5,403	3,835

Net Interest Income	6,187	6,261

PROVISION FOR LOAN LOSSES	225	90

Net Interest Income after Provision for Loan Losses	5,962	6,171

OTHER INCOME
Service charges on deposit accounts	412	395
Income from fiduciary activities	152	156
Earnings on investment in bank owned life insurance	187	166
Service charges on ATM and debit card transactions	199	164
Commissions from insurance sales	1,275	1,038
Other	269	374

Total Other Income	2,494	2,293

OTHER EXPENSES
Salaries and employee benefits	3,300	3,236
Net occupancy expense	585	381
Equipment expense	631	573
Professional services	305	325
Other tax expense	228	218
Supplies and postage	211	185
Other operating	1,041	1,077

Total Other Expenses	6,301	5,995

Income before Income Taxes	2,155	2,469

PROVISION FOR INCOME TAXES	429	387

Net Income	$1,726	$2,082

PER SHARE DATA
Basic earnings	$0.32	$0.38

Cash dividends declared	$0.21	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006 and 2005 (Unaudited)

Dollars in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2004	$13,590	$63,127	$(2,196)	$74,521

Comprehensive income:
Net income	—	2,082	—	2,082
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	(4,668)	(4,668)

Total Comprehensive Income (Loss)				(2,586)

Cash dividends declared	—	(1,142)	—	(1,142)

BALANCE - MARCH 31, 2005	$13,590	$64,067	$(6,864)	$70,793

BALANCE - DECEMBER 31, 2005	$13,590	$65,556	$(5,136)	$74,010
Comprehensive income:
Net income	—	1,726	—	1,726
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	(980)	(980)

Total Comprehensive Income				746

Cash dividends declared	—	(1,142)	—	(1,142)

BALANCE - MARCH 31, 2006	$13,590	$66,140	$(6,116)	$73,614

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,726	$2,082
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property, and foreclosed real estate	—	(162)
Earnings on investment in bank-owned life insurance	(187)	(166)
Depreciation and amortization	472	217
Provision for loan losses	225	90
Net amortization of investment securities premiums	246	409
Increase in interest receivable	(436)	(555)
Increase in interest payable	237	255
Loans originated for sale	(772)	(349)
Decrease in other assets	(148)	500
Increase in other liabilities	430	444

Net Cash Provided by Operating Activities	1,793	2,765

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held-to-maturity	891	1,381
Proceeds from maturities of investment securities available-for-sale	5,727	10,266
Purchase of investment securities available-for-sale	—	(14,862)
Net purchase of restricted investments in bank stocks	(1,365)	(321)
Net increase in loans	(24,590)	(8,331)
Cash paid for insurance agency acquisition	—	(5,035)
Capital expenditures	(909)	(1,467)
Proceeds from sale of foreclosed real estate	—	507

Net Cash Used in Investing Activities	(20,246)	(17,862)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	(902)	6,138
Net increase (decrease) in time certificates of deposit	(3,674)	5,869
Net decrease in short-term borrowings	(11,140)	(520)
Dividends paid	(1,142)	(1,142)
Proceeds from long-term borrowings	45,000	6,000
Repayments on long-term borrowings	(10,065)	(43)

Net Cash Provided by Financing Activities	18,077	16,302

Net Increase (Decrease) in Cash and Cash Equivalents	(376)	1,205

CASH AND CASH EQUIVALENTS - BEGINNING	19,274	22,695

CASH AND CASH EQUIVALENTS - ENDING	$18,898	$23,900

INTEREST PAID	$5,166	$3,491

INCOME TAXES PAID	$84	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2005 ACNB Corporation Annual Report and Form 10-K, filed with the SEC on March 15, 2006. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For comparative purposes, the March 31, 2005 balances have been reclassified to conform with the 2006 presentation. Such reclassifications had no impact on net income.

2.                                      Earnings Per Share

Earnings per share are based on the weighted average number of shares of stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31, 2006 and 2005 were 5,436,101. The Corporation does not have dilutive securities outstanding.

3.                                       Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three months ended March 31 were as follows:

	2006	2005

Service cost	$142	$134
Interest cost	213	206
Expected return on plan assets	(254)	(219)
Recognized net actuarial loss	31	38
Amortization of transition asset	3	3
Amortization of prior service cost	10	10

Net Periodic Benefit Cost	$145	$172

The Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,250,000 to its pension plan in 2006. As of March 31, 2006, $-0- of contributions have been made.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,521,000 in standby letters of credit, as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability, as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains (losses) on securities available for sale and unfunded pension liability. There was no change in the unfunded pension liability during the three month periods ended March 31, 2006 and 2005. The components of other comprehensive loss for the three months ended March 31 were as follows:

	2006	2005

Unrealized holding losses on available for sale securities arising during the period	$(1,508)	$(7,183)
Reclassification of gains realized in net income	—	—

Net Unrealized Losses	(1,508)	(7,183)

Tax effect	528	2,515

Other Comprehensive Loss	$(980)	$(4,668)

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

7.                                       Segment Information

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers. Russell Insurance Group offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the quarters ended March 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Commissions from insurance sales	$1,275	$1,038
Income before income taxes	526	287
Total assets	8,164	7,653

ACNB CORPORATION

ITEM 2 -           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NEW ACCOUNTING STANDARDS

FAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

FAS 156

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Corporation will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

Results of Operations

Net income for the three months ended March 31, 2006 was $1,726,000 compared to $2,082,000 for the same quarter in 2005, a decrease of $356,000 or 17%. Earnings per share decreased from $0.38 in 2005 to $0.32 in 2006. Net interest income decreased $74,000 or 1%, the provision for loan losses increased $135,000 or 150%, other income increased $201,000 or 9% and other expenses increased $306,000 or 5%.

Net Interest Income

Net interest income totaled $6,187,000 during the period ended March 31, 2006 compared to $6,261,000 for the same period in 2005, a decrease of $74,000 or 1%. The decrease in net interest income during 2006 was primarily related to an increase in interest expense on funding sources that are sensitive to changes in short-term rates; interest expense increased $1,568,000 or 41%. Rate sensitive funding sources include money market deposit accounts and overnight borrowings. The Federal Reserve increased target fed funds rates eight times during the intervening year. The increase in funding costs offset improvements to interest income which increased $1,494,000 or 15%. Improvements in interest income was a result in more volume, a better mix of higher-earning loans and rate increases.

The net interest spread during the first three months of 2006 was 2.60% compared to 2.84% during the same period in 2005. The yield on interest earning assets increased by 0.51% and cost of interest bearing liabilities increased by 0.75% during the first three months 2006. The net interest margin was 2.87% for the first quarter of 2006 and 3.02% for the first quarter of 2005.

Average earning assets were $882,789,000 during first three months of 2006, an increase of $31,576,000 over the similar period of 2005 average of $851,213,000. Average interest bearing liabilities were $796,133,000 in the first quarter of 2006, up from $771,777,000 in first quarter of 2005.

Provision for Loan Losses

The provision for loan losses charged against earnings was $225,000 in the first three months of 2006 compared to $90,000 in the first three months of 2005, an increase of $135,000 or 150%. The increase was primarily a result of loan growth in 2006. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. For the first quarter of 2006, the Corporation had a net recovery of loans previously charged off of $36,000 compared with a net charge off of $39,000 for the first quarter of 2005.

Other Income

Total other income was $2,494,000 for the three months ended March 31, 2006, a $201,000 or 9% increase from the first three months of 2005. The increase was primarily the result of insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc. which totaled $1,275,000 in 2006 and increased by $237,000 or 23% over the first quarter of 2005.

Fees from deposits accounts and ATM/debit card revenue increased $52,000 or 9% on increased fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $151,000 for the three months ended March 31, 2006, as compared to $136,000 during the first quarter of 2005, an 11% increase. Brokerage services income decreased $19,000 due to the termination of an outsourced arrangement. Earnings on bank owned life insurance increased $21,000 or 13% on increased insurance in place.

Other income in the first quarter of 2005 benefited from the sale of bank properties for a net gain of $124,000 that did not recur in 2006.

Other Expense

The largest component of other expense is salaries and employee benefits, which increased $64,000, or 2%, during the first three months of 2006 as compared to the same period a year ago. The increase in salary and employee benefits was the result of:

•                  Normal merit increases to employees;

•                  Increases in employee benefit costs, including health and welfare benefit plans, consistent with the rising health care cost trend noted nationwide.

Net occupancy expense increased $204,000 or 54% due to the completion of the Corporation’s operation center in the second quarter of 2005 and the addition of a community office. Equipment expense increased $58,000 or 10% as a result of additional technology and maintenance expenses associated with the overall bank growth and more sophisticated delivery channels offered to the Corporation’ customer base.

Professional services expense totaled $305,000 during the first three months of 2006, as compared to $325,000 for the same period in 2005. Amounts in both years were materially higher than previous years due to expenses relating to Sarbanes-Oxley §404 compliance. Postage increased due to an expanded customer base and promotions as well as a rate increase.

Other operating expenses totaled $1,041,000 during the quarter ended March 31, 2006, compared to $1,077,000 during the first quarter of 2005. Higher expenses in 2005 included losses recognized in association with low income housing partnerships and marketing expenses to continue growth and brand image of the Corporation subsidiaries within their markets.

Income Tax Expense

ACNB recognized income taxes of $429,000, or 19.9% of pretax income during the first three months of 2006 as compared to $387,000, or 15.7% of pre-tax income during the same period in 2005. The variances from the federal statutory rate of 34% are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits). The higher effective tax rate in 2006 was a result of less federal tax credits. The effective tax rate during the quarters ended March 31, 2006 and 2005 included historical and low income housing tax credits of $173,000 and $272,000, respectively.

FINANCIAL CONDITION

Assets totaled $964,740,000 at March 31, 2006 compared to $945,136,000 at December 31, 2005 and $940,181,000 at March 31, 2005. Average earning assets during the quarter ended March 31, 2006 increased to $882,789,000 from $851,213,000 during the same period in 2005. Average interest bearing liabilities increased in 2006 to $796,133,000 from $771,777,000 in 2005.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The investment portfolio is comprised of U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

At March 31, 2006, the securities balance included a net unrealized loss on available for sale securities of $5,705,000, net of taxes, versus a net unrealized loss of $4,725,000 net of taxes at December 31, 2005. The increase in interest rates during 2005 and 2006 led to the depreciation in the fair value of securities during 2006. Management has determined that the declines in fair value are not other than temporary.

Loans

Loans outstanding, including loans held for sale, increased $69,171,000 or 15% from March 31, 2005 to March 31, 2006 and $25,398,000 from December 31, 2005 to March 31, 2006. The growth in loans is consistent with the Corporation’s strategic direction to increase loans, a stable local economy and lending to support existing customers. Compared to March 31, 2005, commercial loans (including commercial real estate loans) grew by $40 million or 22%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area. Additionally, ACNB has been able to participate with other local institutions on commercial loans. Residential real estate and home equity lending increased $30 million or 12%, with advantage taken of the stable local housing market.

Most of the Corporation’s lending activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of loans to any one industry or customer.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2006 was $4,717,000 or 0.91% of loans, as compared to $3,989,000 or 0.89% of loans at the end of the first quarter of 2005 and $4,456,000 or 0.90% at December 31, 2005. The ratio of non-performing loans plus foreclosed assets to total assets was 0.51% at March 31, 2006 as compared to 0.84% at March 31, 2005 and 0.73% at December 31, 2005.

Loans past due 90 days and still accruing were $167,000 and non-accrual loans were $4,731,000 as of March 31, 2006. Loans past due 90 days and still accruing were $199,000 at December 31, 2005, while non-accruals were $6,725,000. Nonaccrual loans decreased due to the restoration of a commercial loan to accruing status during the first quarter of 2006 as it demonstrated repaying ability and sufficient collateral position.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. The allowance for loan losses consists of a component for individual loan impairment primarily based on the loan’s collateral fair value and other observable data. A watch list of loans is identified for evaluation based on regulatory examinations and internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses expense for the first quarter of 2006 compared to the first quarter of 2005 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The 2006 measurement was higher based on an increase in the loan portfolio that increased the allocation to pools of loans.

No additional funds are committed to be advanced in connection with impaired loans.

Premises and Equipment

Premises and equipment increased from $13,080,000 at March 31, 2005 to $14,696,000 at December 31, 2005 and $15,314,000 at March 31, 2006. The increases were primarily related to technology investments.

Deposits

ACNB continues to rely on deposit growth as a primary source of funds for lending activities. Deposits increased $15,926,000 or 2% from March 31, 2005 to March 31, 2006. Deposits decreased $4,576,000 or 1% from December 31, 2005 to March 31, 2006 as customer funds held in transaction accounts were used for cash flow needs or redeployed in investments outside of the Bank. Deposit growth has centered in money market accounts and promoted certificates of deposit, both of which attract funds from the Bank’s other deposit categories as well as providing new funding sources. Deposit costs increased during the quarter, particularly money market accounts due to movements in short-term rates.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of March 31, 2006, short-term borrowings were $48,167,000, as compared to $59,307,000 at December 31, 2005 and $64,446,000 at March 31, 2005. The Corporation lowered short-term borrowings in the first quarter of 2006 by borrowing for longer terms to match asset maturities in order to limit interest rate risk of more short-term rate increases by the Federal Reserve.

Long-term debt consists primarily of advances from the FHLB to fund ACNB’s asset growth. Long-term debt totaled $160,713,000 at March 31, 2006, versus $125,778,000 at December 31, 2005 and $137,957,000 at March 31, 2005. In the first quarter of 2006, rates on FHLB advances were somewhat higher than rates required to raise new certificates of deposit funding, however, FHLB borrowing does not cause disintermediation of other deposit funds.

Capital

ACNB’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position. Total Stockholders’ Equity was $73,614,000 at March 31, 2006 compared to $70,793,000 at March 31, 2005 and $74,010,000 at December 31, 2005. Stockholders’ Equity decreased in the first quarter of 2006 as the accumulated other comprehensive loss exceeded earnings retained in capital. Other comprehensive loss is mainly caused by fixed rate investment securities temporarily losing value in a rising interest rate environment.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first quarter 2006, ACNB earned $1,726,000 and paid dividends of $1,142,000 for a net retainage of $584,000 or 34%. During the first quarter 2005, ACNB earned $2,082,000 and paid dividends of $1,142,000 for a net retainage of $940,000 or 47%.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of March 31, 2006, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized.” There are no conditions or events since the notification that management believes have changed ACNB or the subsidiary bank’s category.

Risked-Based Capital

ACNB’s capital ratios are as follows:

	March 31, 2006	December 31, 2005

Tier 1 leverage ratio (to average assets)	7.74%	7.81%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.74	13.14
Total risk-based capital ratio (to risk-weighted assets)	13.55	13.94

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2006, ACNB could borrow approximately $438,000,000 from the FHLB of which $259,000,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $24,486,000 and $23,892,000 at March 31, 2006 and December 31, 2005, respectively.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB were $3,553,000 at March 31, 2006.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2006, the Corporation had unfunded outstanding commitments to extend credit of $99 million and outstanding standby letters of credit of $4.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review management has determined that there have been no material changes in market risks since year end. For further discussion of year end information, refer to the annual report.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“ Exchange Act”) Rule 13a-15e. Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the controls that were implemented to address the segregation of duties over the Corporation’s system used to post certain types of journal entries.

PART II

ACNB CORPORATION

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any legal proceeding that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Form 10-K for the fiscal year ended December 31, 2005. It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOTHING TO REPORT

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT

ITEM 6 - EXHIBITS

The following Exhibits are included in this Report:

Exhibit 3(i)

Articles of Incorporation of ACNB Corporation (Incorporated by Reference to Exhibit 3(i) in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant (Incorporated by Reference to Exhibit 99 in Registrant’s Report of Form 8-K, filed with the Commission on December 19, 2003).

Exhibit 10.1

Executive Employment Agreement Dated as of January 1, 2000 between Adams County National Bank, ACNB Corporation and Thomas A. Ritter (Incorporated by Reference to Exhibit 99 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 26, 2001).

Exhibit 10.2

ACNB Corporation, ACNB Acquisition Subsidiary LLC, Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.3

Salary Continuation Agreement - applicable to Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, Carl L. Ricker and Ronald L. Hankey. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.4

Executive Supplemental Life Insurance Plan - applicable to Gary Bennett, Lynda L. Glass, Ronald L. Hankey, John M. Kiehl, John W. Krichten, Carl L. Ricker and Thomas A. Ritter. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5

Director Supplemental Life Insurance Plan - applicable to Philip P. Asper, Frank Elsner, III, D. Richard Guise, Wayne E. Lau, William B. Lower, Daniel W. Potts, Marian B. Schultz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.6

Director Deferred Fee Agreement - applicable to Frank Elsner, III, D. Richard Guise, Marian B. Schlutz, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.7

Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.8

Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 14	Code of Ethics (incorporated by reference to Exhibit 14 of the registrants annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004)

Exhibit 31.1	Chief Executive Officer Certification of Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Form 10-Q.

Exhibit 32.1	Certification of Chief Executive Officer.

Exhibit 32.2	Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2006	/s/ Thomas A. Ritter
Thomas A. Ritter, President/Chief Executive Officer

/s/ David W. Cathell
David W. Cathell, First Vice President/Principal
Financial Officer