Form 10-Q
period 2006-06-30
ACNB CORP
filed 2006-08-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes   ☐       No   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2006 was approximately $104,674,000.

The number of shares of Registrant’s Common Stock outstanding on July 31, 2006 was 5,436,101.

PART I

ACNB CORPORATION
ITEM I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited June 30, 2006	Unaudited June 30, 2005	December 31, 2005
Dollars in thousands, except per share data
Assets

Cash and due from banks	$18,671	$17,676	$18,382
Interest-bearing deposits in banks	892	892	892

Cash and Cash Equivalents	19,563	18,568	19,274

Securities available for sale	334,247	348,399	348,713
Securities held to maturity, fair value $17,287; $21,852; $19,192	17,446	21,534	19,165
Loans held for sale	833	977	60
Loans, net of allowance for loan losses $4,915; $4,086; $4,456	513,123	460,210	489,008
Premises and equipment	15,111	14,652	14,696
Restricted investment in bank stocks	10,206	8,464	9,053
Investment in bank owned life insurance	21,496	20,735	21,116
Investments in low income housing partnerships	5,425	5,940	5,665
Other assets	19,515	17,231	18,386

Total Assets	$956,965	$916,710	$945,136

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$80,990	$80,541	$79,428
Interest bearing	597,653	595,477	599,953

Total Deposits	678,643	676,018	679,381

Short-term borrowings	61,745	32,731	59,307
Long-term borrowings	135,650	125,900	125,778
Other liabilities	7,738	7,796	6,660

Total Liabilities	883,776	842,445	871,126

Stockholders’ Equity

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,436,101 shares issued and outstanding	13,590	13,590	13,590
Retained earnings	66,930	64,655	65,556
Accumulated other comprehensive loss	(7,331)	(3,980)	(5,136)

Total Stockholders’ Equity	73,189	74,265	74,010

Total Liabilities and Stockholders’ Equity	$956,965	$916,710	$945,136

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2006	2005	2006	2005
Dollars in thousands, except per share data
INTEREST INCOME
Loans, including fees Securities:	$8,155	$6,621	$15,991	$12,927
Taxable	3,342	3,390	6,739	6,875
Tax-exempt	229	229	457	458
Dividends	189	94	278	153
Other	28	23	68	40
Total Interest Income	11,943	10,357	23,533	20,453

INTEREST EXPENSE
Deposits	3,634	2,738	7,052	5,128
Short-term borrowings	352	184	1,115	537
Long-term debt	1,647	1,177	2,869	2,269
Total Interest Expense	5,633	4,099	11,036	7,934

Net Interest Income	6,310	6,258	12,497	12,519

PROVISION FOR LOAN LOSSES	225	90	450	180

Net Interest Income after Provision for Loan Losses	6,085	6,168	12,047	12,339

OTHER INCOME
Service charges on deposit accounts	490	439	902	834
Income from fiduciary activities	153	205	305	361
Earnings on investment in bank owned life insurance	217	195	404	361
Gains (losses) on sales of securities	204	(272)	204	(272)
Service charges on ATM and debit card transactions	219	184	418	348
Commissions from insurance sales	1,062	1,001	2,337	2,039
Other	272	259	541	633
Total Other Income	2,617	2,011	5,111	4,304

OTHER EXPENSES
Salaries and employee benefits	3,276	3,288	6,576	6,524
Net occupancy expense	549	403	1,134	784
Equipment expense	624	563	1,255	1,136
Other tax expense	196	180	424	398
Professional services	298	341	603	666
Supplies and postage	182	163	393	349
Other operating	1,159	1,187	2,200	2,263
Total Other Expenses	6,284	6,125	12,585	12,120
Income before Income Taxes	2,418	2,054	4,573	4,523

PROVISION FOR INCOME TAXES	487	325	916	712
Net Income	$1,931	$1,729	$3,657	$3,811

PER SHARE DATA
Basic earnings	$0.36	$0.32	$0.67	$0.70
Cash dividends declared	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2006 and 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Dollars in thousands
Balance - December 31, 2004	$13,590	$63,127	$(2,196)	$74,521
Comprehensive income:
Net income	—	3,811	—	3,811
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes	—	—	(1,784)	(1,784)

Total Comprehensive Income				2,027

Cash dividends declared	—	(2,283)	—	(2,283)

Balance - June 30, 2005	$13,590	$64,655	($3,980)	$74,265

Balance - December 31, 2005	$13,590	$65,556	$(5,136)	$74,010

Comprehensive income :
Net income		3,657		3,657
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes			(2,195)	(2,195)

Total Comprehensive Income				1,462

Cash dividends declared		(2,283)		(2,283)

Balance - June 30, 2006	$13,590	$66,930	$(7,331)	$73,189

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
	2006	2005
In thousands
Cash Flows from Operating Activities
Net income	$3,657	$3,811
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of loans, property and foreclosed real estate	(98)	102
Earnings on investment in bank owned life insurance	(404)	(361)
(Gains) losses on sales of securities	(204)	272
Depreciation and amortization	929	649
Provision for loan losses	450	180
Net amortization of investment securities premiums	481	641
(Increase) decrease in interest receivable	(87)	1,100
Increase (decrease) in interest payable	204	(199)
Proceeds from loans sold to others	6,820	9,133
Loans originated for sale	(7,495)	(9,767)
(Increase) decrease in other assets	252	(1,097)
Increase in other liabilities	760	2,166
Net Cash Provided by Operating Activities	5,265	6,630

Cash Flows from Investing Activities
Proceeds from maturities of investment securities held-to-maturity	1,659	2,979
Proceeds from maturities of investment securities available-for-sale	10,875	18,039
Proceeds from sales of securities available-for-sale	—	26,196
Purchase of investment securities available-for-sale	—	(14,862)
Net redemption (purchase) of restricted investment in bank stocks	(1,153)	1,807
Purchase of bank owned life insurance	—	(1,200)
Net increase in loans	(24,565)	(23,759)
Purchase of Russell Insurance Group, Inc.	—	(5,552)
Investments in low income housing partnerships	—	(78)
Capital expenditures	(1,081)	(3,134)
Proceeds from sales of property and foreclosed real estate	—	279

Net Cash Provided by (Used in) Investing Activities	(14,265)	715

Cash Flows from Financing Activities

Net increase (decrease) in demand deposits, interest-bearing deposits, and savings accounts	1,562	(22,218)
Net increase (decrease) in time certificates of deposit	(2,300)	51,964
Net increase (decrease) in short-term borrowings	2,438	(32,235)
Dividends paid	(2,283)	(2,283)
Proceeds from long-term borrowings	45,000	6,000
Repayments on long-term borrowings	(35,128)	(12,700)

Net Cash Provided by (used in) Financing Activities	9,289	(11,472)

Net Increase (decrease) in Cash and Cash Equivalents	289	(4,127)

Cash and Cash Equivalents - Beginning	19,274	22,695

Cash and Cash Equivalents - Ending

	$19,563	$18,568

Interest paid	$10,832	$8,133
Income taxes paid	$587	$270
Loans transferred to foreclosed real estate	$72	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of June 30, 2006 and 2005, and the results of its operations, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2006 and 2005.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2005 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2006.  The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the June 30, 2005 balances have been reclassified to conform with the 2006 presentation.  Such reclassifications had no impact on net income.

2.                                      Earnings Per Share

Earnings per share are based on the weighted average number of shares of stock outstanding during each period.  Weighted average shares outstanding for the three month and six month periods ended June 30, 2006 and 2005 were 5,436,101.  The Corporation does not have dilutive securities outstanding.

3.                                       Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$142	$134	$283	$268
Interest cost	213	206	426	412
Expected return on plan assets	(254)	(219)	(508)	(438)
Recognized net actuarial loss	31	38	63	76
Other, net	13	13	26	26
Net Periodic Benefit Cost	$145	$172	$290	$344

The Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,250,000 to its pension plan in 2006.  As of June 30, 2006, $0 of contributions have been made.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $4,473,000 in standby letters of credit, as of June 30, 2006.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month and six month periods ended June 30, 2006 and 2005.  The components of other comprehensive income (loss) for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unrealized holding gains (losses) on available for sale securities arising during the period	$(1,662)	$4,166	$(3,170)	$(3,017)
Reclassification of (gains) losses realized in net income	(204)	272	(204)	272
Net Unrealized Gains (Losses)	(1,866)	4,438	(3,374)	(2,745)
Tax effect	651	(1,554)	1,179	961
Other Comprehensive Income (Loss)	$(1,215)	$2,884	$(2,195)	$(1,784)

6.                                       Acquisition of Russell Insurance Group, Inc.

On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc.(RIG), a Westminster, Maryland-based full service insurance agency, as a subsidiary of the Corporation.  The results of RIG’s operations have been included in the consolidated financial statements since that date.

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
$5,663

The intangible asset, representing the customer base, is being amortized over 10 years.  Goodwill is not amortized but is analyzed annually for impairment.  Amortization on goodwill and the intangible asset are deductible for tax purposes.

7.                                       Segment information

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commissions from insurance sales	$1,062	$1,001	$2,337	$2,039
Income before income taxes	$302	$297	$828	$584
Total assets			$8,323	$7,651

ACNB CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

INTRODUCTION

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company. The consolidated financial statements include its wholly-owned subsidiaries, Adams County National Bank, Russell Insurance Group, Inc. and Pennbanks Insurance Company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee or assure and is not necessarily indicative of similar performance in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

FAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Corporation is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 155 will have a material impact on the Corporation’s financial position and results of operations.

FAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Corporation will be as of the beginning of fiscal 2007. The Corporation does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation  is currently evaluating the impact of adopting FIN 48 on its financial statements.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2006 was $1,931,000 compared to $1,729,000 for the same quarter in 2005, an increase of $202,000 or 12%.  Earnings per share increased from $.32 in 2005 to $.36  in 2006.  Net interest income increased $52,000 or 1%, provision for loan losses increased $135,000 or 150%, other income increased $606,000 or 30% and other expenses increased $26,000,  or 3%.

Net income for the six months ended June 30, 2006 was $3,657,000 compared to $3,811,000 for the same six month period in 2005, a decrease of $154,000 or 4%.  Earnings per share decreased from $.70 in 2005 to $.67 in 2006.  Net interest income decreased $22,000, or less than 1%, provision for loan losses increased $270,000 or 150%, other income increased $807,000 or 19% and other expenses increased $332,000 or 3%.

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

Net Interest Income

Net interest income totaled $6,310,000 during the quarter ended June 30, 2006 compared to $6,258,000 for the same period in 2005, an increase of $52,000 or 1%. Net interest income was restrained by an increase in interest expense on funding sources that are sensitive to changes in short-term rates; interest expense increased $1,534,000 or 37%.  Rate sensitive funding sources include money market deposit accounts, overnight borrowings and maturities of term borrowings and certificates of deposits.  The Federal Reserve increased targeted fed funds rates 200 basis points (2%) during the intervening year. The increase in funding costs mostly offset improvements to interest income which increased $1,586,000 or 15%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans and rate increases.  The Corporation has a strategic plan to increase asset yield and interest income  by growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2006 was 2.60% compared to 2.76% during the same period in 2005.  Also comparing the second quarter of 2005 to 2006, the yield on interest earning assets increased by 0.50% and the cost of interest bearing liabilities increased by 0.66%.  The net interest margin was 2.87% for the second quarter of 2006 and 2.98% for the second quarter of 2005.

Average earning assets were $882,303,000 during the second quarter of 2006, an increase of $39,902,000 over the average for  the second quarter of 2005.  Average interest bearing liabilities were $798,631,000 in the second quarter of 2006, an increase of $41,540,000 from the same quarter in 2005.

Provision for Loan Losses

The provision for loan losses charged against earnings was $225,000 in the second quarter of 2006 compared to $90,000 in the second quarter of 2005, an increase of $135,000 or 150%. The increase was primarily a result of loan growth in the intervening period.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the second quarter of 2006, the Corporation had net charge-offs of $27,000 compared with net recoveries of $7,000 for the second quarter of 2005.

Other Income

Total other income was $2,617,000 for the three months ended June 30, 2006, a $606,000 or 30% increase from the second quarter of 2005.  A gain on investment securities in 2006, combined with a loss in the second quarter of 2005, was a primary reason for the increase between the two periods.   In addition, insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc. rose by $61,000 or 6%.

Fees from deposit accounts and ATM/debit card revenue increased by  $86,000 or 14% due to revised  fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $153,000 for the three months ended June 30, 2006, as compared to $205,000 during the second quarter of 2005, a 25% decrease. Of the total decrease, brokerage services income decreased $19,000 due to the termination of an outsourced arrangement and reduced estate settlement income accounted for most of the remainder. Earnings on bank owned life insurance increased by $22,000 or 11% as a result of additional insurance coverage.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $12,000 during the second quarter of 2006 as compared to the same period a year ago. During the second quarter of 2006 the Corporation expensed the  severance costs related to the June 13, 2006, settlement with the former Secretary and Treasurer of the Corporation in the amount of approximately $133,000.  Overall, the decrease in salaries and employee benefits was the result of:

•                  Lower full-time equivalent employees offsetting normal merit increases to employees and

•                  Stable benefit costs after several years of rising health insurance costs.

Net occupancy expense increased by $146,000 or 36% due to the completion of the Corporation’s Operations Center in the second quarter of 2005 and the addition of two retail banking offices.  Equipment expense increased $61,000 or 11% as a result of additional technology investments and related maintenance expenses and depreciation associated with the overall organizational growth.

Professional services expense totaled $298,000 during second quarter of 2006, as compared to $341,000 for the same period in 2005.  A technology consulting engagement accounted for the higher cost in 2005.  Amounts in both years were materially higher than previous years due to expenses relating to Sarbanes-Oxley §404 compliance.

Postage increased due to an expanded customer base and additional direct mail promotions as well as a postage rate increase.  Supplies also increased as a result of additional offices in the retail banking network and other operating needs.

Other operating expenses totaled $1,159,000 during the quarter ended June 30, 2006, compared to $1,187,000 during the second quarter of 2005. Lower expenses in 2006 included marketing expenses that in both periods included costs to further the growth and brand image of the Corporation with variances due to different promotions in each period.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net Interest Income

Net interest income totaled $12,497,000 during the six months ended June 30, 2006 compared to $12,519,000 for the same period in 2005, a decrease of $22,000 or less than 1%.  Net interest income was restrained  by an increase in interest expense on funding sources that are sensitive to changes in short-term rates; interest expense increased $3,102,000 or 39%.  Rate sensitive funding sources include money market deposit accounts, overnight borrowings and maturities of term borrowings and certificates of deposits.  The Federal Reserve increased targeted fed funds rates eight times during the intervening year. The increase in funding costs offset improvements to interest income which increased $3,080,000 or 15%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans and rate increases.  The Corporation has a strategic plan to increase asset yield and interest income  by growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2006 was 2.60% compared to 2.78% during the same period in 2005. The yield on interest earning assets increased by 0.51% and the cost of interest bearing liabilities increased by 0.69% when comparing  the first six months of each year. The net interest margin was 2.86% for the first six months of 2006 and 2.98% for the first six months of 2005.  As the Corporation remains liability sensitive with more liabilities repricing than earning assets repricing in the next 12 months, the Corporation expects further pressure on its net interest margin, although the magnitude of the decrease and its effect on net interest income cannot be measured currently due to uncertainties in the direction and magnitude of interest rate movements and growth and mix of balance sheet components.

Average earning assets were $882,546,000 during the first six months of 2006, an increase of $35,739,000 over the average for the first six months of 2005.  Average interest bearing liabilities were $800,431,000 in the first six months of 2006, an increase of $33,124,000 over the same six month period in 2005.

Provision for Loan Losses

The provision for loan losses charged against earnings was $450,000 in the first six months of 2006 compared to $180,000 in the first six months of 2005, an increase of $270,000 or 150%. The increase was primarily a result of loan growth in the intervening period.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first six months of 2006, the Corporation had net recoveries of  $9,000 compared with net charge-offs of $32,000 for the first six months of 2005.

Other Income

Total other income was $5,111,000 for the six months ended June 30, 2006, an $807,000 or 19% increase from the first six months of 2005.  Gains on investment securities in 2006 of $204,000, combined with losses in the first six months of 2005 of $272,000, were a primary reason for the increase between the two periods.   In addition, insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc. rose by $298,000 or 15%.

Fees from deposit accounts and ATM/debit card revenue increased by  $138,000 or 12% due to revised fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $305,000 for the six months ended June 30, 2006, as compared to $361,000 during the first six months of 2005, a 16% decrease. Brokerage services income and estate settlement income decreased. Earnings on bank owned life insurance increased $43,000 or 12% as a result of additional insurance coverage.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $52,000, or 1%, during the first six months of 2006 as compared to the same period a year ago. During the second quarter of 2006 the Corporation expensed the severance costs related to the June 13, 2006, settlement with the former Secretary and Treasurer of the Corporation in the amount of approximately $133,000.  Overall, salaries and employee benefits decreased as the result of:

•  Lower full-time equivalent employees offsetting normal merit increases to employees and

•  Stable benefit costs after several years of rising health insurance costs.

Net occupancy expense increased by $350,000 or 45% due to the completion of the Corporation’s Operations Center in 2005 and the addition of two retail banking offices.  Equipment expense increased $119,000 or 10% as a result of additional technology investments and related maintenance expenses and depreciation associated with the overall organizational growth.

Professional services expense totaled $603,000 during the first six months of 2006, as compared to $666,000 for the same period in 2005.  A technology  consulting engagement accounted for the higher cost in 2005.  Amounts in both years were materially higher than previous years due to expenses relating to Sarbanes-Oxley §404 compliance

Postage increased due to an expanded customer base and additional direct mail promotions as well as a postage rate increase.  Supplies also increased as a result of additional offices in the retail banking network and other operating needs.

Other operating expenses totaled $2,200,000 during the six months ended June 30, 2006, compared to $2,263,000 during the first six months of 2005. Decreased expenses in 2006 include communications and loan collection expenses.   Marketing expenses decreased by $19,000 in 2006 with variances due to the timing and scope of various promotional and advertising activities.

Income Tax Expense

The Corporation recognized income taxes of $487,000, or 20.1% of pretax income during the second quarter of 2006 as compared to $325,000, or 15.8% of pre-tax income during the same period in 2005. The Corporation recognized income taxes of $916,000, or 20.0% of pretax income during the first six months of 2006 as compared to $712,000, or 15.7% of pre-tax income during the same period in 2005. The variances from the federal statutory rate of 34% in all periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).  The higher effective tax rate in 2006 was a result of less federal tax credits. The income tax provision during the second quarter ended June 30, 2006 and 2005 included historical and low-income housing tax credits of $173,000 and $160,000, respectively.  The income tax provision during the six months ended June 30, 2006 and 2005 included historical and low income housing tax credits of $346,000 and $432,000, respectively.

FINANCIAL CONDITION

Assets totaled $956,965,000 at June 30, 2006 compared to $945,136,000 at December 31, 2005 and $916,710,000 at June 30, 2005. Average earning assets during the six months ended June 30, 2006 increased to $882,546,000 from $846,807,000 during the same period in 2005. Average interest bearing liabilities increased in 2006 to $800,431,000 from $767,307,000 in 2005.

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

At June 30, 2006, the securities balance included a net unrealized loss of $6,920,000, net of taxes, on available for sale securities versus a net unrealized loss of $4,725,000, net of taxes, at December 31, 2005. The increase in interest rates during 2005 and 2006 led to the depreciation in the fair value of securities during 2006.  Although rising rates decreased the value of all securities, investments in U.S. Government agencies and mortgage-backed securities purchased during periods of low interest rates sustained the largest decreases.  Management has determined that the declines in fair value are not other than temporary.

Loans

Loans outstanding increased by $53,598,000 or 12% from June 30, 2005 to June 30, 2006 and $25,347,000 or 5% from December 31, 2005 to June 30, 2006. The growth in loans is consistent with the Corporation’s strategic direction to increase loans, a stable local economy and lending to support existing customers. Compared to June 30, 2005, commercial loans grew by $40 million or 22%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area. Additionally, ACNB has been able to participate with other local institutions on commercial lending credits. Residential real estate and home equity lending increased $13 million or 5%, as a result of a stable local housing market.

Most of the Corporation’s lending activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of loans to any one industry or customer.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2006 was $4,915,000 or 0.95% of loans, as compared to $4,086,000 or 0.88% of loans at June 30, 2005 and $4,456,000 or 0.90% of loans at December 31, 2005. The ratio of non-performing assets plus foreclosed assets to total assets was 0.47% at June 30, 2006 as compared to 0.82% at June 30, 2005 and 0.73% at December 31, 2005.

Loans past due 90 days and still accruing were $120,000 and nonaccrual loans were $4,287,000 as of June 30, 2006, substantially all of which are secured by real estate.  Loans past due 90 days and still accruing were $199,000 at December 31, 2005, while nonaccruals were $6,725,000.  Nonaccrual loans decreased due to the restoration of a commercial loan to accruing status during the first six months of 2006 as it demonstrated repaying ability and sufficient collateral position.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment primarily based on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for evaluation based on regulatory examinations as well as internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses expense for the first six months of 2006 compared to the first six months of 2005 was a result of the measurement of the adequacy of the allowance for loan losses at each period.  The 2006 measurement was higher based on an increase in the loan portfolio volume that increased the allocation to pools of loans.

No additional funds are committed to be advanced in connection with impaired loans.

Premises and Equipment

Premises and equipment increased from $14,652,000 at June 30, 2005 to $14,696,000 at December 31, 2005 and to  $15,111,000 at June 30, 2006. The increases from period to period were primarily related to technology investments and the upgrading of facilities.

Deposits

ACNB continues to rely on deposit growth as a primary source of funds for lending activities. Deposits increased by $2,625,000, or less than 1% from June 30, 2005 to June 30, 2006.  Deposits decreased by $738,000, or less than 1% from December 31, 2005 to June 30, 2006 as customer funds held in transaction accounts were used for cash flow needs or redeployed in investments outside of the Bank.  Deposit growth has centered in money market accounts and promotional certificates of deposit, both of which attract funds from the Bank’s other deposit categories as well as providing new funding sources. Deposits costs increased during the first six months of 2006, particularly in  money market accounts due to movements in short-term rates.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of June 30, 2006, short-term borrowings were $61,745,000, as compared to $59,307,000 at December 31, 2005 and $32,731,000 at June 30, 2005. The Corporation increased short-term borrowings by 4% from  year-end 2005 to partially fund asset growth.

Long-term debt consists primarily of advances from the FHLB to fund ACNB’s asset growth. Long-term debt totaled $135,650,000 at June 30, 2006, versus $125,778,000 at December 31, 2005 and $125,900,000 at June 30, 2005. The Corporation increased long-term debt by 8% from year-end 2005 to partially fund asset growth.  In the first six months of 2006, rates on FHLB advances were somewhat higher than rates required to raise new certificate of deposit funding; however, FHLB borrowing does not cause disintermediation of other deposit funds.

Capital

ACNB’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position.  Total Stockholders’ Equity was $73,189,000 at June 30, 2006 compared to $74,010,000 at December 31, 2005 and $74,265,000 at June 30, 2005.  Stockholders’ Equity decreased in the first six months of 2006 as the accumulated other comprehensive loss exceeded earnings retained in capital. Other comprehensive loss is mainly caused by fixed-rate investment securities temporarily losing value in a rising interest rate environment.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2006, ACNB earned $3,657,000 and paid dividends of $2,283,000 for a net retainage of $1,374,000 or 38%. During the first six months of 2005, ACNB earned $3,811,000 and paid dividends of $2,283,000 for a net retainage of $1,5282,000 or 40%.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of June 30, 2006, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized”.  There are no conditions or events since the notification that management believes have changed ACNB or the subsidiary bank’s category.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	June 30,	December 31,
	2006	2005
Tier 1 leverage ratio (to average assets)	7.81%	7.81%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.83	13.14
Total risk-based capital ratio	13.68	13.94

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2006, ACNB had a borrowing capacity of approximately $435,000,000 from the FHLB of which $267,000,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $23,361,000 and $23,892,000 at June 30, 2006 and December 31, 2005, respectively.

The liquidity of the parent company (ACNB Corporation) also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,050,000 at June 30, 2006.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 30, 2006, the Corporation had unfunded outstanding commitments to extend credit of $115 million and outstanding standby letters of credit of $4 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review management has determined that there have been no material changes in market risks since year end.  For further discussion of year end information, refer to the Annual Report on Form 10-K.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“ Exchange Act”) Rule 13a-15e.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

Disclosure controls and procedures are corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ACNB CORPORATION
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of the Corporation.  There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

ITEM 1A - RISK FACTORS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.               An annual meeting of shareholders was held at 1:00 p.m. on May 9, 2006 at ACNB Corporation Operations Center, 100 V-Twin Drive, Gettysburg, PA 17325.

b.              Seven matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at thirteen (13):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
3,926,741	34,863	52,222

Proposal to fix the number of Class 1 Directors at five (5):

Votes Cast “FOR”	Votes Cast AGAINST”	Votes ABSTAINED
3,920,668	33,418	59,740

Proposal to fix the number of Class 2 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
3,928,024	26,062	59,740

Proposal to fix the number of Class 3 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
3,925,797	28,586	59,443

Election of one (1) Class 1 Director to serve for a one-year term:

Director	Term Expires	Votes Cast “FOR”	Votes “WITHHELD”
Frank C. Russell, Jr.	2007	3,900,968	112,858

Election of four (4) Class 2 Directors to serve for a three-year term:

Director	Term Expires	Votes Cast “FOR”	Votes “WITHHELD”

Wayne E. Lau	2009	3,910,009	103,817
Alan J. Stock	2009	3,937,871	75,955
Jennifer L. Weaver	2009	3,897,747	116,079
Harry L. Wheeler	2009	3,911,110	102,716

To ratify the selection of bmc (Beard Miller Company LLP) as ACNB Corporation’s independent auditors for the year ending December 31, 2006.

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes “ABSTAINED”
3,980,324	12,397	21,105

Names of Directors whose terms continue after the meeting.

Director	Term Expires
D. Richard Guise	2007
Ronald L. Hankey	2007
Edgar S. Heberlig	2007
Marian B. Schultz	2007
Philip P. Asper	2008
Frank Elsner, III	2008
Daniel W. Potts	2008
Thomas A. Ritter	2008

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following Exhibits are included in this Report:

Exhibit 3(i)

Articles of Incorporation of ACNB Corporation, as amended (Incorporated by Reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant; a copy of the Bylaws, as amended (Incorporated by Reference to Exhibit 99 of the Registrant’s Report of Form 8-K, filed with the Commission on December 19, 2003).

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

Exhibit 10.9

Complete Settlement Agreement and General Release made among ACNB Corporation, Adams County National Bank and John W. Krichten effective June 13, 2006 (Incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed with the Commission on June 15, 2006).

Exhibit 10.10

Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of July 3, 2006 (Incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2006).

Exhibit 10.11

Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of July 3, 2006 (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2006).

Exhibit 31.1	Chief Executive Officer Certification of quarterly report on Form 10-Q

Exhibit 31.2	Principal Financial Officer Certification of quarterly report on Form 10-Q

Exhibit 32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2006	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Principal Financial Officer