Form 10-Q
period 2006-09-30
ACNB CORP
filed 2006-11-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

Common Stock, Par Value $2.50 per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  *

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2006, was 5,436,101.

PART I

ACNB CORPORATION
ITEM I FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION

Dollars in thousands, except per share data	Unaudited September 30, 2006	Unaudited September 30, 2005	December 31, 2005

ASSETS

Cash and due from banks	$18,800	$21,645	$18,382
Interest-bearing deposits in banks	894	892	892
Cash and Cash Equivalents	19,694	22,537	19,274

Securities available for sale	332,474	357,717	348,713
Securities held to maturity, fair value $16,831; $20,217; $19,192	16,884	20,101	19,165
Loans held for sale	729	470	60
Loans, net of allowance for loan losses $5,173; $4,226; $4,456	523,526	473,935	489,008
Premises and equipment	14,955	14,798	14,696
Restricted investment in bank stocks	10,810	9,137	9,053
Investment in bank owned life insurance	21,697	20,922	21,116
Investments in low income housing partnerships	5,313	5,794	5,665
Other assets	18,400	17,969	18,386

Total Assets	$964,482	$943,380	$945,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing	$79,762	$81,616	$79,428
Interest bearing	589,465	598,487	599,953
Total Deposits	669,227	680,103	679,381

Short-term borrowings	95,622	55,721	59,307
Long-term borrowings	115,586	125,839	125,778
Other liabilities	7,076	7,460	6,660
Total Liabilities	887,511	869,123	871,126

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,436,101 shares issued and outstanding	13,590	13,590	13,590
Retained earnings	67,694	65,297	65,556
Accumulated other comprehensive loss	(4,313)	(4,630)	(5,136)
Total Stockholders’ Equity	76,971	74,257	74,010
Total Liabilities and Stockholders’ Equity	$964,482	$943,380	$945,136

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
Dollars in thousands, except per share data	2006	2005	2006	2005

INTEREST INCOME
Loans, including fees	$8,629	$6,965	$24,620	$19,892
Securities:
Taxable	3,278	3,423	10,017	10,298
Tax-exempt	227	229	684	687
Dividends	131	61	409	214
Other	36	24	104	64
Total Interest Income	12,301	10,702	35,834	31,155

INTEREST EXPENSE
Deposits	3,850	3,084	10,902	8,212
Short-term borrowings	878	301	1,993	838
Long-term debt	1,348	1,161	4,217	3,430
Total Interest Expense	6,076	4,546	17,112	12,480
Net Interest Income	6,225	6,156	18,722	18,675

PROVISION FOR LOAN LOSSES	225	168	675	348

Net Interest Income after Provision for Loan Losses	6,000	5,988	18,047	18,327

OTHER INCOME

Service charges on deposit accounts	507	453	1,409	1,287
Income from fiduciary activities	199	206	504	567
Earnings on investment in bank owned life insurance	214	200	618	561
Gains (losses) on sales of securities	-	8	204	(264)
Service charges on ATM and debit card transactions	222	192	640	540
Commissions from insurance sales	971	1,021	3,308	3,060
Other	233	275	774	908
Total Other Income	2,346	2,355	7,457	6,659

OTHER EXPENSES
Salaries and employee benefits	3,046	3,177	9,622	9,701
Net occupancy expense	527	485	1,661	1,269
Equipment expense	619	607	1,874	1,743
Other tax expense	182	177	606	575
Professional services	259	239	862	905
Supplies and postage	178	247	571	595
Advertising expense	178	230	510	581
Other operating	910	1,009	2,778	2,922
Total Other Expenses	5,899	6,171	18,484	18,291
Income before Income Taxes	2,447	2,172	7,020	6,695

PROVISION FOR INCOME TAXES	541	388	1,457	1,100

Net Income	$1,906	$1,784	$5,563	$5,595

PER SHARE DATA	$0.35	$0.33	$1.02	$1.03

Basic earnings
Cash dividends declared	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2006 and 2005

Dollars in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE - DECEMBER 31, 2004	$13,590	$63,127	$(2,196)	$74,521

Comprehensive income:
Net income	—	5,595	—	5,595
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	(2,434)	(2,434)

Total Comprehensive Income				3,161

Cash dividends declared	—	(3,425)	—	(3,425)

BALANCE - SEPTEMBER 30, 2005	$13,590	$65,297	$(4,630)	$74,257

BALANCE - DECEMBER 31, 2005	$13,590	$65,556	$(5,136)	$74,010

Comprehensive income :
Net income	—	5,563	—	5,563
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	823	823

Total Comprehensive Income				6,386

Cash dividends declared	—	(3,425)	—	(3,425)

BALANCE - SEPTEMBER 30, 2006	$13,590	$67,694	$(4,313)	$76,971

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$5,563	$5,595
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(158)	(138)
Earnings on investment in bank owned life insurance	(618)	(561)
(Gains) losses on sales of securities	(204)	264
Deferred income taxes	(140)	(569)
Depreciation and amortization	1,351	1,104
Provision for loan losses	675	348
Net amortization of investment securities premiums	710	1,269
Increase in interest receivable	(597)	(315)
Increase in interest payable	864	44
Proceeds from loans sold to others	11,468	13,277
Loans originated for sale	(11,979)	(13,236)
(Increase) decrease in other assets	638	381
Increase (decrease) in other liabilities	(562)	1,587
Net Cash Provided by Operating Activities	7,011	9,050

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held-to-maturity	2,199	4,289
Proceeds from maturities of investment securities available-for-sale	17,084	30,610
Proceeds from sales of securities available-for-sale	—	22,761
Purchase of investment securities available-for-sale	—	(34,813)
Net redemption (purchase) of restricted investment in bank stocks	(1,757)	1,134
Purchase of bank owned life insurance	—	(1,200)
Net increase in loans	(35,396)	(37,652)
Purchase of Russell Insurance Group, Inc.	—	(5,542)
Investments in low income housing partnerships	—	(78)
Capital expenditures	(1,265)	(3,809)
Proceeds from sales of property and foreclosed real estate	—	692
Net Cash Used in Investing Activities	(19,135)	(23,608)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in non-interest bearing deposits	334	6,949
Net increase (decrease) in interest bearing deposits	(10,488)	26,282
Net increase (decrease) in short-term borrowings	36,315	(9,245)
Dividends paid	(3,425)	(3,425)
Proceeds from long-term borrowings	45,000	51,000
Repayments on long-term borrowings	(55,192)	(57,161)
Net Cash Provided by Financing Activities	12,544	14,400

Net Increase (Decrease) in Cash and Cash Equivalents	420	(158)

CASH AND CASH EQUIVALENTS - BEGINNING	19,274	22,695

CASH AND CASH EQUIVALENTS - ENDING	$19,694	$22,537

Interest paid	$16,248	$12,151
Income taxes paid	$2,197	$3,186
Loans transferred to foreclosed real estate	$203	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of September 30, 2006 and 2005, and the results of its operations, changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2006 and 2005.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2005 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2006.  The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the September 30, 2005, balances have been reclassified to conform with the 2006 presentation.  Such reclassifications had no impact on net income.

2.                                       Earnings Per Share

Earnings per share are based on the weighted average number of shares of stock outstanding during each period.  Weighted average shares outstanding for the three month and nine month periods ended September 30, 2006 and 2005, were 5,436,101.  The Corporation does not have dilutive securities outstanding.

3.                                       Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$142	$134	$426	$402
Interest cost	213	206	639	618
Expected return on plan assets	(254)	(219)	(762)	(657)
Recognized net actuarial loss	31	38	93	114
Other, net	13	13	39	39
Net Periodic Benefit Cost	$145	$172	$435	$516

The Corporation previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $1,250,000 to its pension plan in 2006.  As of September 30, 2006, $0 of contributions have been made; the contribution is expected to be made in the fourth quarter.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $4,458,000 in standby letters of credit as of September 30, 2006.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

The current amount of the liability, as of September 30, 2006, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month and nine month periods ended September 30, 2006 and 2005.  The components of other comprehensive income (loss) for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unrealized holding gains (losses) on available for sale securities arising during the period	$4,643	$(992)	$1,473	$(4,009)
Reclassification of gains (losses) realized in net income	—	8	204	(264)
Net Unrealized Gains (Losses)	4,643	(1,000)	1,269	(3,745)

Tax effect	(1,625)	350	(446)	1,311
Other Comprehensive Income (Loss)	$3,018	$(650)	$823	$(2,434)

6.                                       Acquisition of Russell Insurance Group, Inc.

On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc. (RIG), a Westminster, Maryland-based full service insurance agency, as a subsidiary of the Corporation.  The results of RIG’s operations have been included in the consolidated financial statements since that date.

The carrying amounts of the tangible assets acquired and the liabilities assumed on January 5, 2005, approximated their fair value.  The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill.  The aggregate purchase price was $5,663,000, including certain capitalized costs.  In accordance with the terms of the acquisition, there is contingent consideration associated with this transaction of up to $2,882,000, subject to performance criteria for payment after three years subsequent to the acquisition. No contingent consideration has been paid to date.  In addition, the Corporation has entered into a three-year employment contract with Frank C. Russell, Jr., the President of RIG.

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

Segment information for the three month and nine month periods ended September 30, 2006 and 2005, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commissions from insurance sales	$793	$872	$3,130	$2,911
Intercompany commisssions	$178	$149	$178	$149
Income before income taxes	$223	$302	$1,051	$886

Total assets			$8,504	$7,634

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Corporation.

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

The evaluation of securities for other than temporary impairment requires a significant amount of judgment. In estimating other than temporary impairment losses, management considers various factors, including length of time the fair value has been below cost, the financial condition of the issuer, and the intent and ability of the Corporation to hold the securities  until recovery. Declines in fair value that are determined to be other than temporary are charged against earnings.

The evaluation of goodwill and intangibles for impairment requires a significant amount of judgment and includes consideration of various factors, such as estimates of future income from the customer base.  Impairment would be recognized through a charge to earnings.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Corporation is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 155 will have any effect on the Corporation’s financial position and results of operations.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”.  SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Corporation will be as of the beginning of fiscal 2007. The Corporation does not believe that the adoption of SFAS No. 156 will have any effect on its financial statements.

FIN No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of adopting FIN No. 48 on its financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

SFAS No. 158

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s  fiscal year end.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  See Capital Section of Management’s Discussion and Analysis for discussion of the effects SFAS No. 158 will have on the Consolidated Statement of Condition.

SAB No. 108

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108).  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Corporation has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

FASB Staff Position AUG AIR-1

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, which is effective for fiscal years beginning after December 15, 2006.  This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities.  The Corporation does not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2006, was $1,906,000 compared to $1,784,000 for the same quarter in 2005, an increase of $122,000 or 7%.  Earnings per share increased from $.33 in 2005 to $.35 in 2006.  Net interest income increased $69,000 or 1%; provision for loan losses increased $57,000 or 34%; other income decreased $9,000 or less than 1%; and, other expenses decreased $272,000 or 4%.

Net income for the nine months ended September 30, 2006, was $5,563,000 compared to $5,595,000 for the same nine month period in 2005, a decrease of $32,000 or less than 1%.  Earnings per share decreased from $1.03 in 2005 to $1.02 in 2006.  Net interest income increased $47,000 or less than 1%; provision for loan losses increased $327,000 or 94%; other income increased $798,000 or 12%; and, other expenses increased $193,000 or 1%.

Quarter ended September 30, 2006, compared to quarter ended September 30, 2005

Net Interest Income

Net interest income totaled $6,225,000 during the quarter ended September 30, 2006, compared to $6,156,000 for the same period in 2005, an increase of $69,000 or 1%. Net interest income was restrained by an increase in interest expense on funding sources that are sensitive to changes in short-term rates; specifically, interest expense increased $1,530,000 or 34%.  Rate sensitive funding sources include money market deposit accounts, overnight borrowings and maturities of term borrowings, and certificates of deposit.  The Federal Reserve increased targeted Fed Funds rates 150 basis points (1.50%) during the intervening year. The increase in funding costs mostly offset improvements to interest income, which increased $1,599,000 or 15%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  The Corporation has a strategic plan to increase asset yield and interest income by means of growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2006 was 2.51% compared to 2.63% during the same period in 2005.  Also comparing the third quarter of 2005 to 2006, the yield on interest earning assets increased by 0.59% and the cost of interest bearing liabilities increased by 0.70%.  The net interest margin was 2.81% for the third quarter of 2006 and 2.86% for the third quarter of 2005.

Average earning assets were $879,510,000 during the third quarter of 2006, an increase of $24,027,000 over the average for  the third quarter of 2005.  Average interest bearing liabilities were $793,104,000 in the third quarter of 2006, an increase of $21,554,000 from the same quarter in 2005.

Provision for Loan Losses

The provision for loan losses charged against earnings was $225,000 in the third quarter of 2006 compared to $168,000 in the third quarter of 2005, an increase of $57,000 or 34%. The increase was primarily a result of loan growth in the intervening period.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the third quarter of 2006, the Corporation had net recoveries of $33,000 compared with net charge offs of $28,000 for the third quarter of 2005.

Other Income

Total other income was $2,346,000 for the three months ended September 30, 2006, down $9,000 or less than 1% from the third quarter of 2005.  Lower insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc., offset improvements in service charges and other fee income.  Fees from deposit accounts and ATM/debit card revenue increased by $84,000 or 13% due to revised fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $199,000 for the three months ended September 30, 2006, as compared to $206,000 during the third quarter of 2005, a 3% decrease as a result of reduced estate settlement income. Earnings on bank owned life insurance increased by $14,000 or 7% as a result of additional insurance coverage.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $131,000 during the third quarter of 2006 as compared to the same period a year ago.  Overall, the decrease in salaries and employee benefits was the result of:

•                  Lower full-time equivalent employees offsetting normal merit increases to employees;

•                      Lower benefit costs after several years of rising health insurance costs; and,

•                      Lower defined benefit pension expense.

Net occupancy expense increased by $42,000 or 9% due to the addition of two retail banking offices and higher expenses associated with the Corporation’s Operations Center which was completed in the second quarter of 2005.  Equipment expense increased $12,000 or 2% as a result of additional technology investments and related maintenance expenses and depreciation associated with the overall organizational growth.

Professional services expense totaled $259,000 during third quarter of 2006, as compared to $239,000 for the same period in 2005, an increase of $20,000 or 8%.  Amounts in both years were materially higher than previous years due to expenses relating to Sarbanes-Oxley §404 compliance.

Postage decreased in the third quarter of 2006 due to less direct mail promotions offsetting a postage rate increase.  Supplies also decreased in the third quarter of 2006 as a result of expenditures in the third quarter of 2005 to set up the new Operations Center.

Lower expenses in 2006 included marketing expenses that in both periods included costs to further the growth and brand image of the Corporation with variances due to different promotions in each period.  Other operating expenses decreased $99,000 comparing the quarter ended September 30, 2006, to the third quarter of 2005 due to a variety of reductions including telecommunications expense and correspondent bank fees.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

Net Interest Income

Net interest income totaled $18,722,000 during the nine months ended September 30, 2006, compared to $18,675,000 for the same period in 2005, an increase of $47,000 or less than 1%.  Net interest income was restrained by an increase in interest expense on funding sources that are sensitive to changes in short-term rates; specifically, interest expense increased $4,632,000 or 37%.  Rate sensitive funding sources include money market deposit accounts, overnight borrowings and maturities of term borrowings, and certificates of deposit.  The Federal Reserve increased targeted Fed Funds rates six times during the intervening year. The increase in funding costs mostly offset improvements to interest income, which increased $4,679,000 or 15%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  The Corporation has a strategic plan to increase asset yield and interest income by means of growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2006 was 2.57% compared to 2.73% during the same period in 2005. The yield on interest earning assets increased by 0.53% and the cost of interest bearing liabilities increased by 0.69% when comparing the first nine months of each year. The net interest margin was 2.84% for the first nine months of 2006 and 2.94% for the first nine months of 2005.  The Corporation remains liability sensitive with more liabilities repricing than earning assets repricing in the next 12 months. Due to disintermediation within its funding  sources to higher rate certificate of deposit products, the Corporation expects continued pressure on its net interest margin, although the magnitude of the decrease and its effect on net interest income cannot be measured currently due to uncertainties in the direction and magnitude of interest rate movements and growth and mix of balance sheet components.

Average earning assets were $881,523,000 during the first nine months of 2006, an increase of $31,792,000 over the average for the first nine months of 2005.  Average interest bearing liabilities were $798,389,000 in the first nine months of 2006, an increase of $30,233,000 over the same nine month period in 2005.

Provision for Loan Losses

The provision for loan losses charged against earnings was $675,000 in the first nine months of 2006 compared to $348,000 in the first nine months of 2005, an increase of $327,000 or 94%. The increase was primarily a result of loan growth in the intervening period.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first nine months of 2006, the Corporation had net recoveries of $43,000 compared with net charge-offs of $60,000 for the first nine months of 2005.

Other Income

Total other income was $7,457,000 for the nine months ended September 30, 2006, a $798,000 or 12% increase from the first nine months of 2005.  Gains on investment securities in 2006 of $204,000, combined with losses in the first nine months of 2005 of $264,000, were a primary reason for the increase between the two periods.   In addition, insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc., rose by $248,000 or 8%.

Fees from deposit accounts and ATM/debit card revenue increased by $222,000 or 12% due to revised fee schedules and higher volume. Income from fiduciary activities, which includes varying amounts of estate settlement fees, totaled $504,000 for the nine months ended September 30, 2006, as compared to $567,000 during the first nine months of 2005, a 11% decrease. Earnings on bank owned life insurance increased $57,000 or 10% as a result of additional insurance coverage.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $79,000 or 1% during the first nine months of 2006 as compared to the same period a year ago. During the second quarter of 2006, the Corporation expensed the severance costs related to the June 13, 2006, settlement with the former Secretary and Treasurer of the Corporation in the amount of approximately $133,000.  Otherwise, salaries and employee benefits decreased as the result of:

•                      Lower full-time equivalent employees offsetting normal merit increases to employees;

•                      Lower benefit costs after several years of rising health insurance costs; and,

•                      Lower defined benefit pension expense.

Net occupancy expense increased by $392,000 or 31% due to the completion of the Corporation’s Operations Center in the second quarter of 2005 and the addition of two retail banking offices.  Equipment expense increased $131,000 or 8% as a result of additional technology investments and related maintenance expenses and depreciation associated with the overall organizational growth.

Professional services expense totaled $862,000 during the first nine months of 2006, as compared to $905,000 for the same period in 2005.  A technology consulting engagement accounted for the higher cost in 2005.  Amounts in both years were materially higher than previous years due to expenses relating to Sarbanes-Oxley §404 compliance.

Postage increased due to a postage rate increase.  Supplies decreased in the first nine months of 2006 compared to the same period in 2005 due to new facility set up expenses in 2005.

Marketing expenses decreased by $71,000 in 2006 with variances due to the timing and scope of various promotional and advertising activities.  Other operating expenses totaled $2,778,000 during the nine months ended September 30, 2006, compared to $2,922,000 during the first nine months of 2005.  Decreased expenses in 2006 include telecommunications and loan related expenses.

Income Tax Expense

The Corporation recognized income taxes of $541,000, or 22.1% of pretax income, during the third quarter of 2006 as compared to $388,000, or 17.9% of pre-tax income, during the same period in 2005. The Corporation recognized income taxes of $1,457,000, or 20.8% of pretax income, during the first nine months of 2006 as compared to $1,100,000, or 16.4% of pre-tax income, during the same period in 2005. The variances from the federal statutory rate of 34% in all periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the third quarter ended September 30, 2006 and 2005, included historical and low-income housing tax credits of $173,000 and $160,000, respectively.  The income tax provision during the nine months ended September 30, 2006 and 2005, included historical and low-income housing tax credits of $519,000 and $593,000, respectively.

FINANCIAL CONDITION

Assets totaled $964,482,000 at September 30, 2006, compared to $945,136,000 at December 31, 2005, and $943,380,000 at September 30, 2005. Average earning assets during the nine months ended September 30, 2006, increased to $881,523,000 from $849,731,000 during the same period in 2005. Average interest bearing liabilities increased in 2006 to $798,389,000 from $768,156,000 in 2005.

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

At September 30, 2006, the securities balance included a net unrealized loss of $3,903,000, net of taxes, on available for sale securities versus a net unrealized loss of $4,725,000, net of taxes, at December 31, 2005. The decrease in interest rates relevant to the securities portfolio during 2006 led to the increase in the fair value of securities during this period.  Since their purchase, rising rates decreased the value of all securities, with investments in U.S. Government agencies and mortgage-backed securities purchased during periods of low interest rates sustaining the largest decreases.  Management has determined that the declines in fair value are not other than temporary.

Loans

Loans outstanding increased by $50,797,000 or 11% from September 30, 2005, to September 30, 2006, and by $35,904,000 or 7% from December 31, 2005, to September 30, 2006. The growth in loans is a result of the Corporation’s strategic direction to increase loans, a stable local economy, and lending to support existing customers. Compared to September 30, 2005, commercial loans grew by approximately $40,000,000 or 21%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area. Additionally, ACNB has been able to participate with other local institutions on commercial lending credits. Residential real estate and home equity lending increased by approximately $10,000,000 or 4% as a result of a stable local housing market.

Most of the Corporation’s lending activities are with customers located within the south central Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of loans to any one industry or customer.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2006, was $5,173,000 or 0.98% of loans, as compared to $4,226,000 or 0.88% of loans at September 30, 2005, and $4,456,000 or 0.90% of loans at December 31, 2005. The ratio of non-performing assets plus foreclosed assets to total assets was 0.47% at September 30, 2006, as compared to 0.76% at September 30, 2005, and 0.73% at December 31, 2005.

Loans past due 90 days and still accruing were $304,000 and nonaccrual loans were $4,014,000 as of September 30, 2006, substantially all of which are secured by real estate.  Loans past due 90 days and still accruing were $199,000 at December 31, 2005, while nonaccruals were $6,725,000.  Nonaccrual loans decreased due to the restoration of a commercial loan to accruing status during the first nine months of 2006 as it demonstrated repaying ability and sufficient collateral position.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment primarily based on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for evaluation based on regulatory examinations, as well as internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses expense for the first nine months of 2006 compared to the first nine months of 2005 was a result of the measurement of the adequacy of the allowance for loan losses at each period.  A primary reason that the 2006 measurement was higher was based on an increase in the loan portfolio volume that increased the allocation to pools of loans.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities. Deposits decreased by $10,876,000 or 2% from September 30, 2005, to September 30, 2006.  Deposits decreased by $10,154,000 or 1% from December 31, 2005, to September 30, 2006. Decreases in both periods related to customer funds held in transaction accounts that were used for cash flow needs or redeployed in investments outside of the Bank.  Deposit growth has centered in money market accounts and promotional certificates of deposit, both of which attract funds from the Bank’s other deposit categories as well as provide new funding sources.  Deposit costs increased during the first nine months of 2006, particularly in money market and promoted certificate of deposit accounts due to movements in short-term rates.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of September 30, 2006, short-term borrowings were $95,622,000, as compared to $59,307,000 at December 31, 2005, and $55,721,000 at September 30, 2005. The Corporation increased short-term borrowings by 61% from year-end 2005 to partially fund asset growth and deposit runoff, as well as to replace matured term borrowings.

Long-term debt consists primarily of advances from the FHLB to fund ACNB’s asset growth. Long-term debt totaled $115,586,000 at September 30, 2006, versus $125,778,000 at December 31, 2005, and $125,839,000 at September 30, 2005. The Corporation decreased long-term debt by 8% from year-end 2005, opting to fund asset growth with short-term borrowings after review by its Asset Liability Committee.  In the first nine months of 2006, rates on FHLB advances were somewhat higher than rates required to raise new certificate of deposit funding; however, FHLB borrowing does not cause disintermediation of other deposit funds.

Capital

ACNB’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $76,971,000 at September 30, 2006, compared to $74,010,000 at December 31, 2005, and $74,257,000 at September 30, 2005.  Stockholders’ equity increased in the first nine months of 2006 due to earnings retained in capital and a decrease in accumulated other comprehensive loss due to improvement in the fair value of the investment portfolio. Other comprehensive loss is mainly caused by fixed-rate investment securities temporarily losing value in a rising interest rate environment.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2006, ACNB earned $5,563,000 and paid dividends of $3,425,000 for a net retainage of $2,138,000 or 38%. During the first nine months of 2005, ACNB earned $5,595,000 and paid dividends of $3,425,000 for a net retainage of $2,170,000 or 39%.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of September 30, 2006, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized”.  There are no conditions or events since the notification that management believes have changed ACNB’s or the subsidiary bank’s category.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	September 30,	December 31,
	2006	2005
Tier 1 leverage ratio
(to average assets)	7.93%	7.81%
Tier 1 risk-based capital ratio
(to risk-weighted assets)	12.80%	13.14%
Total risk-based capital ratio	13.68%	13.94%

SFAS No. 158 was enacted in October 2006 and will be effective for the Corporation at year end 2006.  Also in October 2006, the Pension Protection Act of 2006 was signed into law.  Under this Act, the Corporation will have a “current liability funding percentage” of over 100%, the best category available.  SFAS No. 158, however, will change how the projected benefit obligation is booked on the Consolidated Statement of Condition and could result in a material charge to the accumulated other comprehensive loss amount in the stockholders’ equity section, although the amount cannot currently be calculated.  This projected charge is the result of only the different way that SFAS No. 158 presents the position of the Corporation’s pension plan and is not projected to effect the Corporation’s “well-capitalized” designation.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2006, ACNB had a borrowing capacity of approximately $424,000,000 from the FHLB of which $239,000,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $21,634,000 and $23,892,000 at September 30, 2006, and December 31, 2005, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,667,000 at September 30, 2006.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At September 30, 2006, the Corporation had unfunded outstanding commitments to extend credit of approximately $127,000,000 and outstanding standby letters of credit of approximately $5,000,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year end.  For further discussion of year end information, refer to the Annual Report on Form 10-K.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15e.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

Disclosure controls and procedures are Corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

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

Exhibit 3(ii)	Bylaws of Registrant; a copy of the Bylaws, as amended. (Incorporated by reference to Exhibit 99 of the Registrant’s Report on Form 8-K, filed with the Commission on December 19, 2003.)
Exhibit 10.1

ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.2

Salary Continuation Agreement - Applicable to Ronald L. Hankey, Thomas A. Ritter, Lynda L. Glass, John W. Krichten, John M. Kiehl, and Carl L. Ricker. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.3

Executive Supplemental Life Insurance Plan - Applicable to Ronald L. Hankey, Thomas A. Ritter, Lynda L. Glass, John W. Krichten, Gary R. Bennett, John M. Kiehl, and Carl L. Ricker. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.4

Director Supplemental Life Insurance Plan - Applicable to Philip P. Asper, Frank Elsner III, D. Richard Guise, Wayne E. Lau, William B. Lower, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5

Director Deferred Fee Agreement - Applicable to Frank Elsner III, D. Richard Guise, Wayne E. Lau, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

Exhibit 10.8

Complete Settlement Agreement and General Release made among ACNB Corporation, Adams County National Bank and John W. Krichten effective June 13, 2006. (Incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed with the Commission on June 15, 2006.)

Exhibit 10.9

Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of July 3, 2006. (Incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2006.)

Exhibit 10.10

Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of July 3, 2006. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2006.)

Exhibit 31.1	Principal Executive Officer Certification of quarterly report on Form 10-Q.
Exhibit 31.2	Principal Financial Officer Certification of quarterly report on Form 10-Q.
Exhibit 32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2006	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Principal Financial Officer