Form 10-K
period 2006-12-31
ACNB CORP
filed 2007-03-16
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2006, was approximately $104,674,000.

The number of shares of the Registrant’s Common Stock outstanding on March 1, 2007, was 5,706,970.

Documents Incorporated by Reference

Portions of the Registrant’s 2007 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

The management of ACNB Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of ACNB Corporation and its wholly-owned subsidiaries—Adams County National Bank, BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC), and Russell Insurance Group, Inc. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates,” or similar expressions occur in this annual report, management is making forward-looking statements.

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

ITEM I—BUSINESS

ACNB CORPORATION

ACNB Corporation is a $965 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust, accounting and insurance. ACNB’s operations are conducted through its primary operating subsidiary, Adams County National Bank, with twenty-one offices in Adams, Cumberland and York Counties. The Corporation was formed in 1982, then became the  holding company for Adams County National Bank in 1983.

On November 19, 2004, ACNB Corporation entered into a definitive agreement to purchase Russell Insurance Group, Inc. Under the terms of the definitive agreement, ACNB Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group, Inc. Additional consideration of up to $2,882,000 is subject to the achievement of performance criteria over the next three years. On January 5, 2005, ACNB Corporation completed the acquisition of Russell Insurance Group, Inc. and Russell Insurance Group, Inc. began to operate as a separate subsidiary of ACNB Corporation. In addition, ACNB entered into a three-year employment contract with Frank C. Russell, Jr.,  President and Chief Executive Officer of Russell Insurance Group, Inc.

ACNB’s major source of operating funds is dividends that it receives from its subsidiary bank. ACNB’s expenses consist principally of losses from low-income housing investments and interest paid on a term loan used to purchase Russell Insurance Group. Inc. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.

The common stock of ACNB is listed on the Over The Counter Bulletin Board under the symbol ACNB.

Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment.

BANKING SUBSIDIARY

Adams County National Bank

Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The Bank’s principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county’s economy. At December 31, 2006, Adams County National Bank had total assets of $949 million, total loans of $519 million, and total deposits of $670 million.

The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, the Bank has fourteen branches in Adams County, three branches in York County, and three branches in Cumberland County. Adams County National Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, Internet and Telephone Banking. The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the Bank’s deposits.

Commercial lending includes commercial mortgages, real estate development, accounts receivable and inventory financing, and agricultural loans. Consumer lending programs include home equity loans and lines of credit, automobile and recreational vehicle loans, manufactured housing loans, and personal lines of credit. Mortgage lending programs include personal residential mortgages, residential construction loans, and speculative construction loans.

NONBANKING SUBSIDIARIES

BankersRe Insurance Group, SPC

BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class “B” Insurer’s License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2006, totaled $331,000.

Russell Insurance Group

On November 19, 2004, ACNB Corporation entered into a definitive agreement to acquire Russell Insurance Group, Inc., a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. This acquisition was finalized on January 5, 2005. Based in Westminster, Maryland, with a satellite office in Timonium, Maryland, Russell

Insurance Group, Inc. has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978.

COMPETITION

The financial services industry in ACNB’s market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB’s competitors have legal lending limits that exceed those of ACNB’s subsidiary, as well as funding sources on the capital markets that exceed ACNB’s availability. The increased competition has resulted from a changing legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet.

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which gives them a broader range of products with which the Bank must compete. Although the long-range effects of this development cannot be predicted, it will probably further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms, and other financial services companies.

SUPERVISION AND REGULATION

Bank Holding Company Regulation

BANK HOLDING COMPANY ACT OF 1956—ACNB is a financial holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a financial holding company to serve as a source of financial and managerial strength to its subsidiary bank. As a result, the Federal Reserve may require ACNB to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity.

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

GRAMM-LEACH-BLILEY ACT OF 1999—The Gramm-Leach-Bliley Act of 1999 eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, the Gramm-Leach-Bliley Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the Bank Holding Company Act to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are:  financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or, complementary to financial activities if the Federal Reserve determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Gramm-Leach-Bliley Act also permits national banks, under certain circumstances, to engage through special financial subsidiaries in the financial and other incidental activities authorized for financial holding companies.

REGULATION W—Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. ACNB Corporation and Russell Insurance Group, Inc. are considered to be affiliates of Adams County National Bank.

USA PATRIOT ACT OF 2001—In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

SARBANES-OXLEY ACT OF 2002 (SOA)—On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law.

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

The SOA includes very specific additional disclosure requirements and new corporate governance rules; requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules; and, mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

AMERICAN JOBS CREATION ACT OF 2004—In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on ACNB is unknown at this time due to pending final guidelines, but management is monitoring its developments.

Dividends

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary. See “Regulation of Bank” below.

Regulation of Bank

The operations of the subsidiary bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The subsidiary bank’s operations are also subject to regulations of the Office of the Comptroller of the Currency, Federal Reserve and FDIC.

The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the subsidiary bank’s depositors rather than ACNB’s shareholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council, or FFIEC.

NATIONAL BANK ACT—The National Bank Act requires the subsidiary national bank to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank’s net profits in the current year, as defined and interpreted by regulation, plus retained earnings for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that the retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. These restrictions have not had, nor are they expected to have, any impact on the Corporation’s dividend policy.

FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991—Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the Bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

FEDERAL RESERVE ACT—A subsidiary bank of a bank holding company is subject to certain restrictions and reporting requirements imposed by the Federal Reserve Act, including:

•       Extensions of credit to the bank holding company, its subsidiaries, or principal shareholders;

•       Investments in the stock or other securities of the bank holding company or its subsidiaries; and,

•       Taking such stock or securities as collateral for loans.

COMMUNITY REINVESTMENT ACT OF 1977—Under the Community Reinvestment Act of 1977, the Office of the Comptroller of the Currency (the “OCC”) is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger, or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating like “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA)—The Federal Deposit Insurance Corporation Improvement Act requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

	Total Risk Based Ratio	Tier 1 Risk Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0	≥6.0	≥5.0%	NO
Adequately capitalized	≥8.0	≥4.0	≥4.0%*
Undercapitalized	<8.0	<4.0	<4.0%*
Significantly undercapitalized	<6.0	<3.0	<3.0%
Critically undercapitalized			<2.0%

*                    3.0 for those banks having the highest available regulatory rating.

In the event an institution’s capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses, and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and excessive compensation, fees and benefits.

Monetary and Fiscal Policy

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

•       Investment Portfolio

•       Loan Maturity and Interest Rate Sensitivity

•       Loan Portfolio

•       Allocation of Allowance for Loan Losses

•       Deposits

•       Short-Term Borrowings

AVAILABLE INFORMATION

The Corporation’s reports, proxy statements, and other information are available for inspection and copying at the SEC Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at  (202) 551-8090. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website is http://www.sec.gov.

Upon a stockholder’s written request, a copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President, Secretary and Treasurer, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com.

EMPLOYEES

As of December 31, 2006, ACNB had 260 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ITEM 1A—RISK FACTORS

ACNB IS SUBJECT TO INTEREST RATE RISK.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on ACNB’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on ACNB’s financial condition and results of operations.

ACNB IS SUBJECT TO CREDIT RISK.

As of December 31, 2006, approximately 38% of ACNB’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.

ACNB’S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.

ACNB maintains an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on ACNB’s financial condition and results of operations.

COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB’S PROFITABILITY.

ACNB’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies, and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect ACNB’s ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

ACNB’s banking subsidiary also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, and governmental organizations which may offer more favorable terms. Some of its nonbank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such nonbank competitors may have advantages over ACNB’s banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share, and adversely affect its earnings and financial condition.

ACNB’S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

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

ACNB’S ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON Dividends From ItS BANKING SUBSIDIARY, WHICH IS SUBJECT TO REGULATORY LIMITS.

ACNB is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to its profitability, financial condition, capital expenditures, and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that ACNB will generate adequate cash flow to pay dividends in the future. ACNB’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

ACNB’S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.

ACNB’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the southcentral Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB’s products and services as well as the ability of ACNB’s customers to repay loans, the value of the collateral securing loans, and the stability of ACNB’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB’s financial condition and results of operations.

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT ACNB TO ADDITIONAL RISKS.

From time to time, ACNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, ACNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of ACNB’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on ACNB’s business, results of operations and financial condition.

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

ACNB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB’s key personnel could have a material adverse impact on ACNB’s business because of their skills, knowledge of ACNB’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. ACNB does not currently have employment agreements or non-competition agreements with any of its senior officers, except its President and Executive Vice President.

ACNB IS SUBJECT TO CLAIMS AND LITIGATION PERTAINING TO FIDUCIARY RESPONSIBILITY.

From time to time, customers make claims and take legal action pertaining to  ACNB’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to ACNB’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to ACNB they may result in significant financial liability and/or adversely affect the market perception of ACNB and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on ACNB’s business, which, in turn, could have a material adverse effect on ACNB’s financial condition and results of operations.

THE TRADING VOLUME IN ACNB’S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

ACNB’s common stock trades on the Over The Counter Bulletin Board, and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of ACNB’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which ACNB has no control. Given the lower trading volume of ACNB’s common stock, significant sales of ACNB’s common stock, or the expectation of these sales, could cause ACNB’s stock price to fall.

ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.

ACNB is subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB’s results of operations and financial condition.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Adams County National Bank, in addition to its main office, had a retail banking office network of twenty offices at December 31, 2006. All offices are located in Adams County with the exception of three offices located in Cumberland County and three offices located in York County. Offices at sixteen locations are owned, while five are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2006, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ACNB Corporation’s common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. There were 20,000,000 shares of common stock authorized at December 31, 2006, and 5,706,970 shares outstanding. As of December 1, 2006, ACNB had approximately 2,698 stockholders of record. There is no other class of stock authorized or outstanding. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the bank subsidiary’s ability to pay dividends to ACNB. ACNB Corporation has no equity compensation plans.

There have been no unregistered sales of stock in 2006, 2005 or 2004.

The following table reflects the quarterly high and low prices of ACNB’s common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share		Per Share
	High	Low	Dividend
2006:
First Quarter	$20.24	$18.38	$0.20
Second Quarter	20.90	18.67	0.20
Third Quarter	20.00	18.19	0.20
Fourth Quarter	20.75	18.81	0.20
2005:
First Quarter	$24.76	$23.38	$0.20
Second Quarter	23.81	21.52	0.20
Third Quarter	22.86	20.95	0.20
Fourth Quarter	20.95	18.29	0.27

All amounts restated for the 5% common stock dividend distributed on December 15, 2006.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ACNB Corporation	100.00	120.98	157.57	158.23	126.56	138.75
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Mid-Atlantic Custom Peer Group*	100.00	119.20	178.39	200.93	198.36	208.68

*                    Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

ITEM 6—SELECTED FINANCIAL DATA

	Year-ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA
Interest income	$48,287	$42,284	$37,752	$36,689	$37,794
Interest expense	23,448	17,370	13,183	13,945	13,453
Net interest income	24,839	24,914	24,569	22,744	24,341
Provision for loan losses	870	516	300	265	370
Net interest income after provision for loan losses	23,969	24,398	24,269	22,479	23,971
Proceeds recognized from life insurance proceeds	—	—	—	2,161	—
Other income	9,912	8,885	5,865	7,268	5,028
Other expenses	24,666	24,497	18,571	17,998	16,988
Income before income taxes	9,215	8,786	11,563	13,910	12,011
Applicable income taxes	1,925	1,410	2,255	3,142	3,107
Net income	$7,290	$7,376	$9,308	$10,768	$8,904
BALANCE SHEET DATA (AT YEAR END)
Assets	$964,757	$945,136	$924,188	$873,083	$734,644
Securities	352,797	367,878	405,943	388,252	309,655
Loans, net	518,843	489,008	436,631	411,051	368,469
Deposits	669,705	679,381	646,872	639,388	582,615
Borrowings	205,503	185,085	196,966	156,676	76,445
Stockholders’ equity	77,304	74,010	74,521	72,743	70,460
COMMON SHARE DATA*
Earnings per share—basic	$1.28	$1.29	$1.63	$1.89	$1.56
Cash dividends paid	.80	.87	.86	.85	1.03
Book value per share	13.55	12.94	13.06	12.74	12.34
Weighted average number of common shares	5,706,970	5,706,970	5,706,970	5,706,970	5,706,970
Dividend payout ratio	62.63%	67.07%	52.56%	44.93%	65.94%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.76%	0.79%	1.04%	1.32%	1.35%
Return on average equity	9.72%	10.03%	12.84%	15.41%	13.45%
Average stockholders’ equity to average assets	7.82%	7.92%	8.11%	8.55%	10.04%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.79%	1.40%	1.86%	1.21%	0.65%
Net charge-offs to average loans outstanding	—%	—%	0.08%	0.03%	0.07%
Allowance for loan losses to total loans	1.03%	0.90%	0.89%	0.96%	1.02%
Allowance for loan losses to non-performing loans	130.42%	64.36%	47.94%	79.26%	158.82%

*                    All amounts restated for the 5% common stock dividend distributed on December 15, 2006.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

The following is management’s discussion and analysis of the significant changes in the financial condition,  results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.

Forward-Looking Statements

In addition to historical information, this 2006 Annual Report contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis, as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q  and any Current Reports on Form 8-K.

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

The evaluation of securities for other than temporary impairment requires a significant amount of judgment. In estimating other than temporary impairment losses, management considers various factors, including length of time the fair value has been below cost, the financial condition of the issuer, and the intent and ability of the Corporation to hold the securities until recovery. Declines in fair value that are determined to be other than temporary are charged against earnings. For additional information, see Footnote C in the Corporation’s December 31, 2006, financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation  did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2006. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with infinite lives, such as core deposit intangibles, are required to be amortized over the estimated lives. Core deposit and other intangibles are generally amortized using the accelerated methods over estimated useful lives of ten to fifteen years.

EXECUTIVE OVERVIEW

The primary source of the Corporation’s revenues is net interest income derived from loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

Because of a flat to inverted yield curve and consumer demand for higher interest rates, the Corporation’s net interest margin declined to 2.79% in 2006 compared to 2.89% and 2.92% in 2005 and 2004, respectively. The  Federal Open Market Committee increased market rates seventeen times from June 2004 to June 2006. Accordingly, savers shifted deposits from lower-cost transactional products to higher-cost certificates of deposit and money market accounts at the same time that rates were increasing on these products; the result was a 69 basis point increase in funding costs. Mostly offsetting the higher cost of funds in 2006 was earning asset yield improvement through the strategic plan restructuring of earning assets. Lower-earning investment securities and residential mortgage maturities were replaced with higher-earning commercial lending.  Net interest income was $24,839,000 in 2006, as compared to $24,914,000 in 2005 and $24,569,000 in 2004.

Other income was $9,912,000, $8,885,000 and $5,865,000 in 2006, 2005 and 2004, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc., which increased by 4% in 2006 due to higher contingency commissions. In 2006, a $204,000 gain was recognized on an investment compared to a loss on sales of securities of $264,000 in 2005 and a gain of $1,113,000 in 2004. Income from fiduciary activities totaled $770,000 for 2006, as compared to $717,000 for 2005 and $714,000 for 2004. Service charges on deposit accounts increased 11% to $1,938,000 and revenue from ATM/debit card transactions increased 17% to $866,000 on higher volume and increased fee schedules in 2006.

Other expenses increased to $24,666,000, or by less than 1%, in 2006, as compared to $24,497,000 in 2005 and $18,571,000 in 2004. The largest component of other expenses is salaries and employee benefits, which increased less than 1% to $12,895,000 compared to $12,884,000 in 2005. Occupancy and equipment expenditures increased 12% in 2006 compared to 2005 due to the new operations center, additional retail banking offices, and technology expenditures associated with the growth and a changing, competitive marketplace.  Other expenditures decreased by 5% in 2006 as the Corporation implemented cost efficiencies. Expenses increased 32% in 2005 compared to 2004 as a result of the costs associated with the Russell Insurance Group acquisition, the new operations center opened in May 2005, and ongoing compliance with the requirements of the Sarbanes-Oxley Act.

The Corporation’s overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The difficult interest rate environment resulted in net income of $7,290,000, or $1.28 per share, in 2006, compared to $7,376,000, or $1.29 per share, in 2005 and $9,308,000, or $1.63 per share, in 2004. Returns on average equity were 9.72%, 10.03% and 12.84% in 2006, 2005 and 2004, respectively.

A more thorough discussion of the Corporation’s results of operations is included in the following pages.

NEW ACCOUNTING STANDARDS

FIN No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation does not believe the impact of adopting FIN No. 48 on its financial statements will be material.

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

SFAS No. 158

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year-end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. See Note L—Retirement Plans for presentation of the effects of SFAS 158.

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain

Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to the entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and elects to apply the provisions of FASB statement No. 157, Fair Value Measurements.

SAB No. 108

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Corporation has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

RESULTS OF OPERATIONS

Net Interest Income

The primary source of ACNB’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest bearing liabilities include deposits and borrowings.

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets, which also considers the Corporation’s net non-interest bearing funding sources, the largest of which are non-interest bearing demand deposits and stockholders’ equity.

The following table includes average balances, rates and interest income and expense, the interest rate spread and the net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	Dollars in thousands
ASSETS
INTEREST EARNING ASSETS
Loans	$517,675	$33,281	6.43%	$464,338	$27,243	5.87%	$424,299	$23,578	5.56%
Taxable securities	338,543	13,260	3.92%	365,204	13,729	3.76%	384,563	13,155	3.42%
Tax-exempt securities	23,483	931	3.96%	23,179	916	3.95%	23,283	917	3.94%
Total Securities	362,026	14,191	3.92%	388,383	14,645	3.77%	407,846	14,072	3.45%
Other	11,536	815	7.06%	10,023	396	3.95%	8,152	102	1.25%
Total Interest Earning Assets	891,237	48,287	5.42%	862,744	42,284	4.90%	840,297	37,752	4.49%
Cash and due from banks	15,672			17,476			21,772
Premises and equipment	14,832			14,017			8,296
Other assets	42,368			38,121			27,558
Allowance for loan losses	(4,917)			(4,123)			(4,067)
Total Assets	$959,192			$928,235			$893,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$112,908	$754	0.67%	$116,933	$761	0.65%	$110,293	$659	0.60%
Savings deposits	225,116	4,501	2.00%	235,317	3,349	1.42%	241,192	2,544	1.05%
Time deposits	256,890	9,682	3.77%	239,075	7,418	3.10%	230,117	6,308	2.74%
Total Interest Bearing Deposits	594,914	14,937	2.51%	591,325	11,528	1.95%	581,602	9,511	1.64%
Short-term borrowings	69,754	2,856	4.09%	48,976	1,253	2.56%	51,437	793	1.54%
Long-term borrowings	132,826	5,655	4.26%	130,501	4,589	3.52%	108,507	2,879	2.65%
Total Interest Bearing Liabilities	797,494	23,448	2.94%	770,802	17,370	2.25%	741,546	13,183	1.78%
Non-interest bearing demand deposits	76,570			77,754			75,472
Other liabilities	10,137			6,133			4,363
Stockholders’ equity	74,991			73,546			72,475
Total Liabilities and Stockholders’ Equity	$959,192			$928,235			$893,856
NET INTEREST INCOME		$24,839			$24,914			$24,569
INTEREST RATE SPREAD			2.48%			2.65%			2.71%
NET INTEREST MARGIN			2.79%			2.89%			2.92%

For yield calculation purposes, nonaccruing loans are included in average loan balances. Yields on tax-exempt securities are not tax effected.

Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2006, 2005 and 2004. Table 2 analyzes the relative impact on net interest income for changes in the volume of earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

Net interest income totaled $24,839,000 in 2006, compared to $24,914,000 in 2005 and $24,569,000 in 2004. During 2006, net interest income declined as a result of increased funding costs overtaking improvements in interest income due to increased volume, a better mix of higher earning loans, and increased yield on earning assets. The increase in net interest income in 2005 was primarily related to an increase in average earning assets.

The net interest margin during 2006 was 2.79% compared to 2.89% during 2005. The margin declined due to the cost of funding increasing from customer expectations for higher rates on deposits. The  Federal

Open Market Committee increased market rates seventeen times from June 2004 to June 2006. These expectations caused savers to shift deposits from lower-cost transactional products to higher-cost certificates of deposit and money market accounts at the same time that rates were increasing on these products; the result was a 0.69% increase in funding costs. Mostly offsetting the higher cost of funds in 2006 was earning asset yield improvement through the strategic plan restructuring of earning assets. Lower-earning investment securities and residential mortgage maturities were replaced with higher-earning commercial lending. The advantage of this strategy was limited by a flat to inverted yield curve for most of 2006 that narrows the spread earned by financial institutions. The result of this redeployment of earning assets, combined with higher market rates increased earning asset yields by 0.52%.

The net interest margin during 2005 was 2.89% compared to 2.92% during 2004. The margin was flat due to the higher cost on interest sensitive deposits and borrowings and a flat yield curve. The prime rate and fed funds rate increased steadily throughout 2005, but long-term rates moved up very little during the same period. The yield on interest earning assets and cost of interest bearing liabilities rose by 0.41% and 0.47%, respectively, during 2005.

Average earning assets were $891,237,000 in 2006, an increase of 3.3% over the 2005 balance of $862,744,000. Loan growth was the primary contributor to the increase in average earning assets during this period, with securities decreasing. Average interest bearing liabilities were $797,494,000 in 2006, up from $770,802,000 in 2005 and $741,546,000 in 2004. Loan and securities growth was partially funded by an increase in interest bearing liabilities with a continued shift in mix to time deposits and borrowed money from lower-cost demand and savings deposits.

The  rate/volume analysis detailed in Table 2 shows that the significant increase in interest income change in 2006 was divided between improvement in loan yield and higher loan volume. The increase in interest income was offset by a slightly larger increase in interest expense that was predominantly caused by increased rates as explained above. Positive volume and rate changes in net interest income in 2005 offset the increasing cost of funding those assets in that year.

The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2006 versus 2005			2005 versus 2004
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	In thousands
INTEREST EARNING ASSETS
Loans	$3,293	$2,745	$6,038	$2,303	$1,362	$3,665
Taxable securities	(1,029)	560	(469)	(684)	1,258	574
Tax-exempt securities	12	3	15	(4)	3	(1)
Total Securities	(1,017)	563	(454)	(688)	1,261	573
Other	67	352	419	28	266	294
Total	2,343	3,660	6,003	1,643	2,889	4,532

	2006 versus 2005			2005 versus 2004
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	In thousands
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(27)	$20	$(7)	$41	$61	$102
Savings deposits	(151)	1,303	1,152	(63)	868	805
Time deposits	583	1,681	2,264	253	857	1,110
Short-term borrowings	664	939	1,603	(40)	500	460
Long-term borrowings	83	983	1,066	656	1,054	1,710
Total	1,152	4,926	6,078	847	3,340	4,187
Change in Net Interest Income	$1,191	$(1,266)	$(75)	$796	$(451)	$345

The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

The provision for loan losses charged against earnings was $870,000 in 2006, compared to $516,000 in 2005 and $300,000 in 2004. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

See further information in the “Asset Quality” section of this Management’s Discussion and Analysis.

Other Income

Other income was $9,912,000 for the year-ended December 31, 2006, a $1,027,000 or 12%, increase from 2005. The largest source of other income is commissions from insurance sales from Russell Insurance Group, which increased 4% to $4,245,000 on higher contingency fees. Otherwise, insurance commission revenue was down due to softening in the commercial property/casualty markets.

In 2006, a $204,000 gain was recognized on an investment in a banking company that was purchased by another banking company. In 2005, a loss of $264,000 was recognized on sales of securities, resulting in an increase of $468,000 between the two years.

Income from fiduciary activities, which includes fees from both institutional and personal trust management services and estate settlement services, totaled $770,000 for the year-ended December 31, 2006, as compared to $717,000 for 2005 and $714,000 for 2004. At December 31, 2006, ACNB had total assets under administration of approximately $93,000,000, up 22% compared to $76,000,000 at the end of 2005 and $74,000,000 at the end of 2004. The increase in income was the result of an increase in assets under management and estate settlement fees.

Service charges on deposit accounts increased 11% to $1,938,000 on rate increases and new fee sources. Revenue from ATM/debit card transactions increased 17% to $866,000 on higher volume.

Other income was $8,885,000 for the year-ended December 31, 2005, an increase of $3,020,000 as compared to income of $5,865,000 during 2004. The major factor in the increase for 2005, as compared to 2004, was the acquisition of Russell Insurance Group in January 2005. Decreasing other income in 2005 was the loss on the sale of securities compared with a gain on securities sales in 2004.

Other Expenses

Other expenses increased less than 1% to $24,666,000 for the year-ended December 31, 2006. The largest component of other expenses is salaries and employee benefits, which increased less than 1% to $12,895,000 compared to $12,884,000 in 2005. The reasons for the stability in salaries and employee benefits expenses include the following:

•       limited increase in full-time equivalent employees;

•       normal merit increases to employee;,

•       a leveling-off of medical insurance costs after several years of increases; and,

•       lower pension costs due to a higher return on plan assets.

Salaries and employee benefits increased $3,000,000, or 30%, from 2004 to 2005. The Russell Insurance Group acquisition, as well as increased benefits cost, contributed to the increase in that year.

Net occupancy expense was $2,206,000 in 2006, $1,772,000 in 2005, and $1,191,000 in 2004. Furniture and equipment expense totaled $2,475,000 during 2006, as compared to $2,395,000 during 2005 and $2,131,000 during 2004. The majority of the increase in 2006 and 2005 was due to the opening of a new operations center in mid-year 2005. The increases were also the result of three additional retail banking offices opened since the end of 2004, as well as technology expenditures associated with overall growth, more sophisticated delivery channels offered to the Bank’s customers, and increasing regulations.

Professional services expense totaled $1,136,000 during 2006, as compared to $1,147,000 during 2005 and $730,000 for 2004. During 2006, Sarbanes-Oxley direct compliance costs increased over 2005. Telephone technology consulting and Sarbanes-Oxley compliance costs were the cause of higher professional services expense in 2005 compared to 2004.

Advertising expenses decreased during 2006 due to higher levels of product-specific promotional campaigns in 2005. The increase from 2005 over 2004 was primarily related to the retention of an advertising agency and the increased promotion of specific products.

Other operating expenses decreased in 2006 as a result of savings recognized from improved telephone technology, lower loan collection costs, and decreased discretionary spending. The increase from 2004 to 2005 was mainly a result of Russell Insurance Group expenses starting in 2005.

Income Tax Expense

ACNB recognized income taxes of $1,925,000, or 20.9% of pretax income, during 2006, as compared to $1,410,000, or 16.0%, during 2005 and $2,255,000, or 19.5%, during 2004. The variances from the federal statutory rate are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

The increase in the effective tax rate during 2006 was a result of higher pretax income in relationship to stable tax-exempt income and tax credits. The effective tax rate for 2004 was also higher due to higher pre-tax income.

At December 31, 2006, net deferred tax assets amounted to $4,057,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

Average earning assets increased in 2006 to $891,237,000, or 3.3%, from $862,744,000 in 2005 and $840,297,000 in 2004. ACNB’s investment portfolio decreased in 2006 and 2005, as a result of the strategic plan objective to fund higher-earning loans. Besides funds provided by investment pay-downs, growth in commercial and consumer loans was funded by increased customer deposits and wholesale borrowings. Average deposits and borrowings increased in 2006 to $797,494,000, from $770,802,000 in 2005 and $741,546,000 in 2004.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, to provide collateral for certain funding products, and to provide liquidity. The contraction in the securities portfolio during 2006 and 2005 was designed to increase the earning asset mix of commercial lending to fulfill the strategic direction of the Bank to provide lending in the marketplace and to improve overall earning asset yields. The investment portfolio is comprised of  U.S. Government agency, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

At December 31, 2006, the securities balance included a net unrealized loss on available for sale securities of $3,437,000, net of taxes, versus a net unrealized loss of $4,725,000, net of taxes, at December 31, 2005. Improvements in the rate curve that effect the portfolio and shorter average maturities in the portfolio caused the increase in value in 2006. The increase in relevant interest rates during 2005 led to the depreciation in the fair value of securities during 2005. All securities are not considered other-than-temporarily impaired because the temporary impairment is caused by a general increase in interest rates since purchase.

The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated:

Table 3—Investment Securities

	2006	2005	2004
	In thousands
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$156,810	$156,350	$157,810
Mortgage-backed securities	96,179	117,802	118,000
State and municipal	30,826	22,860	22,928
Corporate bonds	51,660	50,978	82,071
Stock in other banks	776	723	574
	336,251	348,713	381,383
HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	10,000	10,000	10,000
Mortgage-backed securities	6,415	8,916	14,206
State and municipal	131	249	354
	16,546	19,165	24,560
TOTAL	$352,797	$367,878	$405,943

The Corporation owned two securities of non-investment grade at year-end 2006 and 2005. They were 6.125% GMAC notes due on August 28, 2007, with a par value of $6,000,000 and a current price at year-end 2006 of 100.04, versus a cost basis of 101.1, and 6.50% Ford Motor Credit notes due on January 25, 2007, with a par value of $6,200,000 and a current price at year-end 2006 of 99.9. Ford Motor Credit paid at maturity subsequent to year-end 2006. Management intends to hold GMAC to maturity at which time its amortized cost will equal par value, which is expected to be paid.

Table 4 discloses investment securities at scheduled maturity date. Many securities have call features that make them liable for redemption before the stated maturity date. At December 31, 2006, approximately $78,912,000 in U.S. Government agency step-up securities were expected to be redeemed at par in 2007. The average coupon rate on these securities is 4.04%.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	Dollars in thousands
U.S. Government and agencies	$55,000	3.63%	$—	—%	$113,913	4.03%	$—	—%	$168,913	3.90%
Mortgage-backed securities	4,148	3.69	51,273	3.30	—	—	49,977	4.75	105,398	4.00
State and municipal	131	4.00	—	—	22,857	3.96	7,703	4.02	30,691	3.97
Corporate bonds	33,874	3.81	18,426	3.77	—	—	—	—	52,300	3.79
Stock in other banks	—	—	—	—	—	—	704	—	704	—
	$93,153	3.70%	$69,699	3.42%	$136,770	4.02%	$58,384	4.60%	$358,006	3.91%

Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

Loans outstanding increased by $30,754,000, or 6.2%, in 2006, compared to 12.0% growth experienced in 2005. The growth in loans is consistent with the Corporation’s strategic plan, a stable local economy, and lending to support existing customers. The commercial loan portfolio experienced planned growth during 2006, increasing by approximately $5,187,000, or 14%, in commercial loans, $12,846,000, or 12%, in commercial real estate loans, and $9,768,000, or 31%, in construction loans. The commercial loan growth in 2006 was the result of actively marketing to local businesses and participation with other financial institutions on larger loans in the region.

Table 5—Loan Portfolio

Loans at December 31 were as follows:

	2006	2005	2004	2003	2002
	In thousands
Commercial, financial and agricultural	$41,770	$36,583	$31,187	$18,080	$21,128
Real estate:
Commercial	116,347	103,501	99,988	100,536	90,967
Construction	41,675	31,907	20,232	22,298	16,096
Residential	313,424	311,865	278,519	262,893	232,669
Installment	11,002	9,608	10,643	11,222	11,446
Total Loans	$524,218	$493,464	$440,569	$415,029	$372,306

The repricing range of the loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6—Loan Sensitivities

Loans Maturing	Less than 1 Year	1-5 Years	Over 5 Years	Total
	In thousands
Commercial, financial and agricultural	$14,895	$17,464	$9,411	$41,770
Real estate:
Commercial	5,281	49,213	61,853	116,347
Construction	7,321	23,941	10,413	41,675
Total	$27,497	$90,618	$81,677	$199,792

Loans by Repricing Opportunity	Less than 1 Year	1-5 Years	Over 5 Years	Total
	In thousands
Commercial, financial and agricultural	$19,828	$18,881	$3,061	$41,770
Real estate:
Commercial	33,406	72,544	10,397	116,347
Construction	22,897	12,453	6,325	41,675
Total	$76,131	$103,878	$19,783	$199,792
Loans with a fixed interest rate	$896	$18,129	$12,432	$31,457
Loans with a variable interest rate	75,235	85,749	7,351	168,335
Total	$76,131	$103,878	$19,783	$199,792

Most of the Corporation’s activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

ASSET QUALITY

The ACNB loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, ongoing credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces ACNB’s credit risk.

ACNB’s commercial, consumer and residential mortgage loans are principally to borrowers in southcentral Pennsylvania and northern Maryland. As the majority of ACNB’s loans are located in this area, a substantial portion of the debtor’s ability to honor the obligation may be affected by the level of economic activity in the market area.

The unemployment rate in ACNB’s market area remained below the national average during 2006. Additionally, reasonably low interest rates, a stable local economy, and minimal inflation continued to support favorable economic conditions in the area.

Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more, and other foreclosed assets. ACNB’s general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year. ACNB recognizes income on these loans only to the extent that it receives cash payments. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as restructured if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

Table 7—Non-Performing Assets

	2006	2005	2004	2003	2002
	Dollars in thousands
Nonaccrual loans	$3,900	$7,354	$8,054	$4,413	$1,037
Accruing loans 90 days past due	220	199	160	606	1,379
Total Non-Performing Loans	4,120	7,553	8,214	5,019	2,416
Foreclosed real estate	—	—	213	394	559
Total Non-Performing Assets	$4,120	$7,553	$8,427	$5,413	$2,975
Ratios:
Non-performing loans to total loans	0.79%	1.40%	1.86%	1.21%	0.65%
Non-performing assets to total assets	0.43%	0.73%	0.91%	0.62%	0.40%
Allowance for loan losses to non-performing loans	130.46%	64.36%	47.94%	79.26%	158.82%

If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $137,000 in 2006, $501,000 in 2005, and $384,000 in 2004.

Impaired loans at December 31, 2006 and 2005, totaled $6,982,000 and $3,419,000, respectively. The related allowance for loan losses totaled $1,899,000 and $698,000, respectively.

Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans approximated $10 million at December 31, 2006. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

Allowance for Loan Losses

ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio and is established through a provision for loan losses charged to earnings. On a quarterly basis, the Corporation utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss, historical experience, and qualitative factors. This methodology results in an allowance that is considered appropriate in light of the high degree of judgment required and is prudent and conservative, but not excessive.

Management assigns internal risk ratings for each significant commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on a watch list and evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

•       adverse situations that may affect the borrower’s ability to repay;

•       estimated value of underlying collateral; and,

•       prevailing market conditions.

If management determines that a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous five years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

•       trends in delinquency levels;

•       trends in non-performing and potential problem loans;

•       trends in composition, volume and terms of loans;

•       effects of changes in lending policies or underwriting procedures;

•       experience, ability and depth of management;

•       national and local economic conditions;

•       concentrations in lending activities; and,

•       other factors that management may deem appropriate.

Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

•       risk of error in the specific and general reserve allocations;

•       the perceived level of consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations;

•       other potential exposure in the loan portfolio;

•       variances in management’s assessment of national and local economic conditions; and,

•       other internal or external factors that management believes appropriate at that time.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.

The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Year-ended December 31,
	2006	2005	2004	2003	2002
	Dollars in thousands
Beginning balance	$4,456	$3,938	$3,978	$3,837	$3,723
Provision for loan losses	870	516	300	265	370
Loans charged-off:
Commercial, financial and agricultural	26	41	316	90	87
Real estate	—	4	31	32	192
Consumer	11	42	43	47	57
Total Loans Charged-Off	37	87	390	169	336
Recoveries:
Commercial, financial and agricultural	46	22	8	6	27
Real estate	—	54	—	7	22
Consumer	40	13	42	32	31
Total Recoveries	86	89	50	45	80
Net charge-offs (recoveries)	(49)	(2)	340	124	256
Ending balance	$5,375	$4,456	$3,938	$3,978	$3,837
Ratios:
Net charge-offs to average loans	—%	—%	0.08%	0.03%	0.07%
Allowance for loan losses to total loans	1.03%	0.90%	0.89%	0.96%	1.02%

Table 9—Allocation of the Allowance for Loan Losses

2006		2005		2004		2003		2002
Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Dollars in thousands

Commercial, financial and agricultural	$457	8.0%	$539	7.4%	$941	7.1%	$875	4.4%	$930	5.6%
Real estate:
Commercial	1,275	22.2	1,760	21.0	1,288	22.7	1,388	24.2	1,394	24.3
Construction	2,323	7.9	735	6.5	248	4.6	308	5.4	258	4.3
Residential	583	59.8	592	63.2	674	63.2	684	63.3	467	62.7
Consumer	228	2.1	369	1.9	420	2.4	504	2.7	375	3.1
Unallocated	509	N/A	461	N/A	367	N/A	219	N/A	413	N/A
Total	$5,375	100.00%	$4,456	100.00%	$3,938	100.00%	$3,978	100.00%	$3,837	100.00%

The allocation of the allowance for loan losses between the various loan categories has changed over the past few years, consistent with the estimated specific losses measured at each period-end and the historical net loss experience in each of the categories. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve exists due to risk of error in the specific and general reserve allocations, as well as to allow for consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations, variances in management’s assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has increased due to variances in management’s assessment of national and local economic conditions as may be affected by the current political environment and other external factors.

While management believes ACNB’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management’s assumptions as to future delinquencies or loss rates.

Deposits

ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 0.6%, or $3,589,000, during 2006, compared to 1.8% during 2005. ACNB’s deposit pricing function priced deposits to be competitive with relevant local competition; however, 2006 exhibited a marked increase in consumer demands for higher rates and a wider group of financial institutions, including credit unions and larger regional banks, marketing promotional products to meet the demands of rate-conscious savers. The 2006 growth was centered in premium-rate certificates of deposits sold in the three-county marketplace. Other deposit products such as money market savings and interest-bearing transaction accounts suffered declines as customers became attuned to higher rates by the actions of the Federal Reserve in raising short-term rates over the last two years. ACNB’s ability to maintain and add to its deposit base may be impacted by additional competitive pressures from the stock market and more competing financial institutions in upcoming periods.

Table 10—Time Deposits

Maturities of time deposits of $100,000 or more outstanding at December 31, 2006, are summarized as follows:

In thousands
Three months or less	$13,319
Over three through six months	7,231
Over six through twelve months	18,786
Over twelve months	18,960
Total	$58,296

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of December 31, 2006, short-term borrowings were $59,983,000, an increase of $676,000, or 1.1%, from the December 31, 2005, balance of $59,307,000.

	2006	2005	2004
	In thousands
Amounts outstanding at end of year:
FHLB overnight advance	$39,614	$34,965	$30,706
Securities sold under repurchase agreements	19,919	23,892	33,810
Treasury tax and loan note	450	450	450
Total	$59,983	$59,307	$64,966

	2006	2005	2004
	Dollars in thousands
Average interest rate at year-end	4.32%	3.38%	1.84%
Maximum amount outstanding at any month-end	$97,896	$70,793	$79,589
Average amount outstanding	$69,754	$48,976	$51,437
Weighted average interest rate	4.09%	2.56%	1.54%

Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB’s growth in its earning asset portfolio and a loan from a commercial bank to fund the purchase of Russell Insurance Group. Long-term debt totaled $145,520,000 at December 31, 2006, versus $125,778,000 at December 31, 2005.

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

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2006, ACNB retained $2,707,000, or 37%, of its net income, as compared to $2,429,000, or 33%, in 2005 and $4,416,000, or 47%, during 2004.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized.” There are no conditions or events since the notification that management believes have changed the subsidiary bank’s category.

Table 11—Risked-Based Capital

ACNB’s capital ratios are as follows:

	2006	2005
Tier 1 leverage ratio (to average assets)	7.74%	7.81%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.65%	13.14%
Total risk-based capital ratio	13.58%	13.94%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2006, ACNB could borrow approximately $478,539,000 from the FHLB of which $298,925,000 was available.

Another source of liquidity is securities sold under repurchase agreement to customers of ACNB’s banking subsidiary totaling $19,919,000 and $23,892,000 at December 31, 2006 and 2005, respectively.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $5,132,000 at December 31, 2006. For a discussion of ACNB’s dividend restrictions, see Item 1—“Business.”

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions. The Corporation’s operating cash flows totaled $15,175,000 during 2006, as compared to $11,392,000 during 2005 and $11,034,000 during 2004. The primary sources of cash flows are payments received for interest and dividends, partially offset by payments for interest on deposits and borrowings and payments for other expenses. See the cash flows statement for additional information.

Aggregate Contractual Obligations

The following table represents the Corporation’s on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2006:

	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
	In thousands
Time deposits	$186,576	$64,017	$22,178	$—	$272,771
Long-term debt	70,280	50,617	704	23,919	145,520
Operating leases	418	570	368	578	1,934
Payments under benefit plans	86	172	219	3,711	4,188
Total	$257,360	$115,376	$23,469	$28,207	$424,412

In addition, the Corporation in the conduct of business operations routinely enters into contracts for services and equipment. These contracts may require payment to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Major expenditures are controlled by various approval authorities.

Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of the Corporation.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2006, the Corporation had unfunded outstanding commitments to extend credit of $134,000,000 and outstanding standby letters of credit of $3,965,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note N of the consolidated financial statements for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk, and equity market price risk. ACNB’s primary market risk is interest rate risk. Interest rate risk is inherent because, as a financial institution, ACNB derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and wholesale borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

ACNB does not have any exposure to foreign currency exchange risk, commodity price risk, or equity market risk.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The primary objective of the Corporation’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Corporation’s profitability. Thus, the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The bank subsidiary asset/liability committee is responsible for these decisions. The Corporation primarily uses the securities portfolio and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, there is no use of hedging instruments.

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

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Corporation’s short-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in Table 13a. These results as of December 31, 2006, indicate that the Corporation would expect net interest income to decrease over the next twelve months by 0.3% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 0.2% if rates ramped downward 3.00%. This profile reflects a balanced short-term rate risk position.

Earnings at risk simulations for December 31, 2005, exhibited higher liability sensitivity due to the varying mix of earning assets and liabilities, as well as differing assumptions on prepayments and sensitivity on non-maturity deposit products. Also, 2005 modeling used an immediate rate shock. In 2006, management felt that a gradual rate ramp was the more valid modeling technique.

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

The net present value analysis results are presented in Table 13b.  These results, as of December 31, 2006, indicate that the net present value would decrease 10.1% assuming an upward shift in market interest rates of 3.00% and decrease 0.8% if rates shifted 1.00% in the same manner.

December 31, 2006		December 31, 2006
Table 13a Net Interest Income Projections		Table 13b Present Value Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(0.20)%	(300)	(8.30)%
(100)	1.00%	(100)	0.20%
—	—%	—	—%
100	0.40%	100	(0.80)%
300	(0.30)%	300	(10.10)%

December 31, 2005		December 31, 2005
Table 13a Net Interest Income Projections		Table 13b Present Value Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	1.87%	(300)	6.18%
(100)	1.14%	(100)	4.44%
—	—%	—	—%
100	(6.11)%	100	(11.41)%
300	(15.07)%	300	(27.96)%

ITEM 8—FINANCIAL STATEMENTS

(a)  The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

We have audited the accompanying consolidated statements of condition of ACNB Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note L to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ACNB Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 8, 2007

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2006	2005
	Dollars in thousands, except per share data
ASSETS
Cash and due from banks	$19,764	$18,382
Interest bearing deposits in banks	892	892
Cash and Cash Equivalents	20,656	19,274
Securities available for sale	336,251	348,713
Securities held to maturity, fair value 2006 $16,496; 2005 $19,192	16,546	19,165
Loans held for sale	601	60
Loans, net of allowance for loan losses 2006 $5,375; 2005 $4,456	518,843	489,008
Premises and equipment	14,871	14,795
Restricted investment in bank stocks	10,263	9,053
Investment in bank-owned life insurance	21,901	21,116
Investments in low-income housing partnerships	5,202	5,665
Other assets	19,623	18,287
Total Assets	$964,757	$945,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$74,919	$79,428
Interest bearing	594,786	599,953
Total Deposits	669,705	679,381
Short-term borrowings	59,983	59,307
Long-term borrowings	145,520	125,778
Other liabilities	12,245	6,660
Total Liabilities	887,453	871,126
STOCKHOLDERS’ EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,706,970 and 5,436,101 shares issued and outstanding 2006 and 2005, respectively	14,267	13,590
Additional paid-in capital	4,741	—
Retained earnings	62,845	65,556
Accumulated other comprehensive loss	(4,549)	(5,136)
Total Stockholders’ Equity	77,304	74,010
Total Liabilities and Stockholders’ Equity	$964,757	$945,136

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	Dollars in thousands, except per share data
INTEREST INCOME
Loan Interest and Fees	$33,281	$27,243	$23,578
Securities:
Taxable	13,260	13,729	13,002
Tax-exempt	931	916	917
Dividends	676	288	153
Other	139	108	102
Total Interest Income	48,287	42,284	37,752
INTEREST EXPENSE
Deposits	14,937	11,528	9,511
Short-term borrowings	2,856	1,253	793
Long-term borrowings	5,655	4,589	2,879
Total Interest Expense	23,448	17,370	13,183
Net Interest Income	24,839	24,914	24,569
PROVISION FOR LOAN LOSSES	870	516	300
Net Interest Income after Provision for Loan Losses	23,969	24,398	24,269
OTHER INCOME
Service charges on deposit accounts	1,938	1,742	1,780
Income from fiduciary activities	770	717	714
Earnings on investment in bank-owned life insurance	834	768	683
Gains (losses) on sales of securities	204	(264)	1,113
Service charges on ATM and debit card transactions	866	738	713
Commissions from insurance sales	4,245	4,090	—
Gains on sales of foreclosed real estate	39	—	—
Other	1,016	1,094	862
Total Other Income	9,912	8,885	5,865
OTHER EXPENSES
Salaries and employee benefits	12,895	12,884	9,884
Net occupancy expense	2,206	1,772	1,191
Equipment expense	2,475	2,395	2,131
Professional services	1,136	1,147	730
Other tax expense	756	782	751
Supplies and postage	758	761	633
Advertising expense	682	830	284
Other operating	3,758	3,926	2,967
Total Other Expenses	24,666	24,497	18,571
Income before Income Taxes	9,215	8,786	11,563
PROVISION FOR INCOME TAXES	1,925	1,410	2,255
Net Income	$7,290	$7,376	$9,308
PER SHARE DATA
Basic earnings	$ 1.28	$1.29	$1.63
Cash dividends declared	$0.80	$0.87	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	In thousands
BALANCE—DECEMBER 31, 2003	$13,590	$—	$58,711	$442	$72,743
Comprehensive income:
Net income	—	—	9,308	—	9,308
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes	—	—	—	(2,205)	(2,205)
Change in minimum pension liability, net of taxes	—	—	—	(433)	(433)
Total Comprehensive Income					6,670
Cash dividends declared	—	—	(4,892)	—	(4,892)
BALANCE—DECEMBER 31, 2004	13,590	—	63,127	(2,196)	74,521
Comprehensive income:
Net income	—	—	7,376	—	7,376
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes	—	—	—	(2,962)	(2,962)
Change in minimum pension liability, net of taxes	—	—	—	22	22
Total Comprehensive Income					4,436
Cash dividends declared	—	—	(4,947)	—	(4,947)
BALANCE—DECEMBER 31, 2005	13,590	—	65,556	(5,136)	74,010
5% stock dividend declared	677	4,741	(5,435)	—	(17)
Comprehensive income:
Net income	—	—	7,290	—	7,290
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	1,288	1,288
Total Comprehensive Income					8,578
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	(701)	(701)
Cash dividends declared	—	—	(4,566)	—	(4,566)
BALANCE—DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,290	$7,376	$9,308
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of loans, property and foreclosed real estate	(251)	(311)	(113)
Earnings on investment in bank-owned life insurance	(834)	(768)	(683)
(Gains) losses on sales of securities	(204)	264	(1,113)
Depreciation and amortization	1,761	1,605	845
Provision for loan losses	870	516	300
(Benefit) expense for deferred taxes	22	(140)	350
Net amortization of investment securities premiums	918	1,555	2,614
(Increase) decrease in interest receivable	(406)	(84)	334
Increase in interest payable	1,298	543	119
Proceeds from loans sold to others	16,228	15,554	8,466
Loans originated for sale	(16,557)	(15,103)	(8,778)
Decrease in other assets	(109)	(102)	(1,406)
Increase(decrease) in other liabilities	(78)	487	791
Net Cash Provided by Operating Activities	9,948	11,392	11,034
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	2,520	5,188	17,491
Proceeds from maturities of securities available for sale	21,615	38,550	184,614
Proceeds from sales of securities available for sale	—	22,761	200,181
Purchase of securities available for sale	(5,475)	(34,813)	(424,870)
Net sale (purchase) of restricted investment in bank stocks	(1,210)	1,218	(3,224)
Net increase in loans	(30,938)	(52,893)	(25,880)
Purchase of bank-owned life insurance	—	(1,200)	(4,400)
Cash paid for insurance agency acquisitions, net of cash acquired	—	(5,810)	—
Investments in low-income housing partnerships	—	(95)	(2,944)
Capital expenditures	(1,509)	(4,092)	(5,784)
Proceeds from sale of property and foreclosed real estate	272	692	181
Net Cash Used in Investing Activities	(14,725)	(30,494)	(64,635)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, interest-bearing deposits, and savings accounts	(37,566)	11,447	6,116
Net increase in time certificates of deposit	27,890	21,062	1,368
Net increase (decrease) in short-term borrowings	676	(5,659)	(4,710)
Dividends paid	(4,566)	(4,947)	(4,892)
Cash in lieu of fractional shares, stock dividend	(17)	—	—
Proceeds from long-term borrowings	75,000	51,000	45,000
Repayments on long-term borrowings	(55,258)	(57,222)	—
Net Cash Provided by Financing Activities	6,159	15,681	42,882
Net Increase (Decrease) in Cash and Cash Equivalents	1,382	(3,421)	(10,719)
CASH AND CASH EQUIVALENTS—BEGINNING	19,274	22,695	33,414
CASH AND CASH EQUIVALENTS—ENDING	$20,656	$19,274	$22,695
Interest paid	$22,150	$16,827	$13,064
Income taxes paid	$2,234	$3,202	$2,343

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

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

The Corporation, along with seven other banks, entered into a joint venture to form BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC), an offshore reinsurance company. Each participating entity owns an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each entity is responsible for the activity in its respective cell. The financial activity for the insurance cell has been reported in the consolidated financial statements and is not material to the consolidated financial statements.

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

Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $93,000,000 and $76,000,000 at December 31, 2006 and 2005, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

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

Reclassifications

For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform with the 2006 presentation. Such reclassifications had no impact on net income.

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

Loans

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southcentral Pennsylvania and northern Maryland. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  There were no foreclosed assets at December 31, 2006 and 2005, respectively.

Premises and Equipment

Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method over the assets’ estimated useful lives.

Investments in Low-Income Housing Partnerships

The Corporation’s investments in low-income housing partnerships are accounted for using the “cost method” prescribed by Emerging Issues Task Force (EITF) No. 94-1. In accordance with EITF No. 94-1, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

Bank-Owned Life Insurance

The Corporation’s banking subsidiary maintains nonqualified compensation plans for selected senior officers. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. Investment in bank-owned life insurance policies was used to finance the nonqualified compensation plans and provide tax-exempt return to the Corporation.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are recognized subject to management’s judgment that those assets will more likely than not be recognized.

Retirement Plan

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,706,970 weighted average shares of common stock outstanding for all years presented. The weighted average shares have been retroactively adjusted to give effect to a 5% common stock dividend effective December 2006.

Advertising Costs

Costs of advertising are expensed when incurred.

Intangible Assets

The Corporation accounts for its acquisitions using the purchase accounting method required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Generally, this results in a residual amount in excess of the net fair values, which is recorded as goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation  did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2006. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with infinite lives, such as core deposit intangibles, are required to be amortized over the estimated lives. Core deposit and other intangibles are generally amortized using the accelerated methods over estimated useful lives of ten to fifteen years.

Goodwill totaled $5,494,000 and $2,494,000 at December 31, 2006 and 2005, respectively. Intangible assets totaled $2,604,000 and $2,932,000 at December 31, 2006 and 2005, respectively. These amounts are included in Other Assets in the Statement of Condition.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004
	In thousands
Unrealized holding gains (losses) arising during the period	$2,266	$(4,824)	$(2,279)
Reclassification adjustment for gains (losses) realized in net income	204	(264)	1,113
Net unrealized losses	2,062	(4,560)	(3,392)
Tax effect	774	1,598	1,187
	1,288	(2,962)	(2,205)
Change in minimum pension liability	—	34	(660)
Tax effect	—	12	227
	—	22	(433)
Net of Tax Amount	$1,288	$(2,940)	$(2,638)

The December 31 balances of accumulated other comprehensive loss are as follows:

	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
	In thousands
BALANCE, DECEMBER 31, 2005	$(4,725)	$(411)	$(5,136)
Change during 2006	1,288	(701)	587
BALANCE, DECEMBER 31, 2006	$(3,437)	$(1,112)	$(4,549)

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

New Accounting Standards

FIN No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation does not believe the impact of adopting FIN No. 48 on its financial statements will be material.

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

SFAS No. 158

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s  fiscal year-end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. See Note L—Retirement Plans for presentation of the effects of SFAS 158.

SFAS No. 159

In February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to the entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and elects to apply the provisions of FASB statement No. 157, Fair Value Measurements.

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

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2006 and 2005, compensating balances approximated $3,077,000 and $3,217,000, respectively. During 2006 and 2005, average required balances approximated $2,816,000 and $6,293,000, respectively.

NOTE C—SECURITIES

Amortized cost and fair value at December 31, 2006 and 2005, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In thousands
SECURITIES AVAILABLE FOR SALE:
December 31, 2006:
U.S. Government and agencies	$158,913	$—	$2,103	$156,810
Mortgage-backed securities	98,983	—	2,804	96,179
State and municipal	30,560	335	69	30,826
Corporate bonds	52,300	—	640	51,660
Stock in other banks	704	72	—	776
	$341,460	$407	$5,616	$336,251
December 31, 2005:
U.S. Government and agencies	$158,912	$—	$2,562	$156,350
Mortgage-backed securities	120,851	—	3,049	117,802
State and municipal	22,909	30	79	22,860
Corporate bonds	52,812	—	1,834	50,978
Stock in other banks	500	223	—	723
	$355,984	$253	$7,524	$348,713

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In thousands
SECURITIES HELD TO MATURITY:
December 31, 2006:
U.S. Government and agencies	$10,000	$81	$—	$10,081
Mortgage-backed securities	6,415	—	131	6,284
State and municipal	131	—	—	131
	$16,546	$81	$131	$16,496
December 31, 2005:
U.S. Government and agencies	$10,000	$259	$—	$10,259
Mortgage-backed securities	8,916	—	232	8,684
State and municipal	249	—	—	249
	$19,165	$259	$232	$19,192

At December 31, 2006, 17 mortgage-backed and 9 U.S. Government and agency securities have unrealized losses, and 26 of the securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of amortized cost and a majority had unrealized losses totaling less than 2% of amortized cost.

At December 31, 2006, 17 state and municipal securities and 9 corporate bonds have unrealized losses, and 9 of the securities have been in a continuous loss position for 12 months or more. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 3% of amortized cost and a majority had unrealized losses totaling less than 2% of amortized cost.

Currently, the Corporation holds two securities with a total fair value of $12,202,000 (Ford Motor Credit 6.5% due January 25, 2007, and GMAC 6.125% due August 28, 2007) that are not of investment grade, but are not considered other than temporarily impaired as management has the intent and ability to hold them to maturity at which time they are expected to pay in full.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2006, management had not identified any securities with an unrealized loss that it intends to sell. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	In thousands
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2006:
U.S. Government and agencies	$—	$—	$156,810	$2,103	$156,810	$2,103
Mortgage-backed securities	—	—	96,179	2,804	96,179	2,804
State and municipal	5,659	69	—	—	5,659	69
Corporate bonds	—	—	51,660	640	51,660	640
	$5,659	$69	$304,649	$5,547	$310,308	$5,616
SECURITIES HELD TO MATURITY:
Mortgage-backed securities	$—	$—	$6,284	$131	$6,284	$131
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2005:
U.S. Government and agencies	$77,977	$935	$78,373	$1,627	$156,350	$2,562
Mortgage-backed securities	50,107	822	67,695	2,227	117,802	3,049
State and municipal	5,680	49	2,130	30	7,810	79
Corporate bonds	12,739	268	38,239	1,566	50,978	1,834
	$146,503	$2,074	$186,437	$5,450	$332,940	$7,524
SECURITIES HELD TO MATURITY:
Mortgage-backed securities	$—	$—	$8,684	$232	$8,684	$232

Amortized cost and fair value at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	In thousands
1 year or less	$78,875	$77,911	$10,131	$10,212
Over 1 year through 5 years	18,426	18,082	—	—
Over 5 years through 10 years	136,769	135,669	—	—
Over 10 years	7,703	7,634	—	—
Mortgage-backed securities	98,983	96,179	6,415	6,284
Equity securities	704	776	—	—
	$341,460	$336,251	$16,546	$16,496

The Corporation realized gross gains of $204,000 during 2006, $-0- during 2005, and $2,019,000 during 2004 and gross losses of $-0- during 2006, $264,000 during 2005, and $906,000 during 2004 on sales of securities available for sale.

At December 31, 2006 and 2005, securities with a carrying value of $80,389,000 and $95,760,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

Loans at December 31, 2006 and 2005, were as follows:

	2006	2005
	In thousands
Commercial, financial and agricultural	$41,770	$36,583
Real estate:
Commercial	116,347	103,501
Construction	41,675	31,907
Residential	313,406	311,241
Consumer	10,804	9,529
Total Loans	524,002	492,761
Deferred loan fees and costs, net	216	703
Allowance for loan losses	(5,375)	(4,456)
Net Loans	$518,843	$489,008

The Bank grants commercial, residential and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2006	2005	2004
	In thousands
Balance, beginning	$4,456	$3,938	$3,978
Provision charged to operations	870	516	300
Recoveries on charged-off loans	86	89	50
Loans charged-off	(37)	(87)	(390)
Balance, ending	$5,375	$4,456	$3,938

Nonaccrual loans totaled $3,900,000 and $7,354,000 at December 31, 2006 and 2005, respectively. Loans past due 90 days or more and still accruing totaled $220,000 and $199,000 at December 31, 2006 and 2005, respectively. If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $137,000 in 2006, $501,000 in 2005, and $384,000 in 2004.

The following is a summary of information pertaining to impaired loans:

	December 31,
	2006	2005
	In thousands
Impaired loans with a valuation allowance	$6,982	$3,419
Valuation allowance related to impaired loans	$1,899	$698

	Years Ended December 31,
	2006	2005	2004
	In thousands
Average investment in impaired loans	$6,788	$5,479	$5,085
Interest income recognized on impaired loans	$493	$14	$331

No additional funds are committed to be advanced in connection with impaired loans.

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment at December 31 were as follows:

	2006	2005
	In thousands
Land	$1,370	$1,314
Buildings and improvements	15,509	14,782
Furniture and equipment	7,712	7,806
Fixed assets in process	274	122
	24,865	24,024
Accumulated depreciation	(9,994)	(9,229)
	$14,871	$14,795

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2006 and 2005, the carrying value of these investments was approximately $5,202,000 and $5,665,000, respectively.

NOTE G—DEPOSITS

Deposits were comprised of the following as of December 31:

	2006	2005
	In thousands
Non-interest bearing demand	$74,919	$79,428
Interest bearing demand	109,697	122,269
Savings	212,318	232,803
Time certificates of deposit less than $100,000	214,475	198,853
Time certificates of deposit greater than $100,000	58,296	46,028
	$669,705	$679,381

Scheduled maturities of time certificates of deposit at December 31, 2006, were as follows:

In thousands
2007	$186,576
2008	47,396
2009	16,621
2010	19,245
2011	2,933
$272,771

NOTE H—LEASE COMMITMENTS

Certain branch offices and equipment are leased under agreements which expire at varying dates through 2016. Most leases contain renewal provisions at the Corporation’s option. The total rental expense for all operating leases was $560,000, $528,000 and $504,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

In thousands
2007	$418
2008	330
2009	240
2010	205
2011	163
Later years	578
$1,934

NOTE I—BORROWINGS

Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2006		2005
	Amount	Rate	Amount	Rate
	Dollars in thousands
Treasury tax and loan note	$450	4.66%	$450	4.23%
Federal Home Loan Bank (FHLB) overnight advance	39,614	5.41	34,965	4.23
Securities sold under repurchase agreements	19,919	2.13	23,892	2.11
	$59,983	4.39%	$59,307	3.38%

Under an agreement with the FHLB, the Bank has a line of credit available in the amount of $85,000,000, of which $39,614,000 was outstanding at December 31, 2006. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Corporation having a par value of $9,943,000 at December 31, 2006, and $8,734,000 at December 31, 2005.

The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the Corporation. The investment securities are under the control of the Corporation.

A summary of long-term debt as of December 31 is as follows:

	2006		2005
	Amount	Rate	Amount	Rate
	Dollars in thousands
FHLB fixed-rate advances maturing:
2006	$—	—%	$55,000	2.91%
2007	70,000	4.54	25,000	3.60
2008	50,000	4.55	20,000	3.96
2012	10,000	4.41	10,000	4.41
FHLB convertible advance maturing:
2012	10,000	4.27	10,000	4.27
Loan payable to local bank	5,520	6.50	5,778	6.50
	$145,520	4.59%	$125,778	3.61%

The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $478,539,000 from the FHLB, of which $298,925,000 was available at December 31, 2006. The FHLB has the option to convert the $10,000,000 convertible advance but not before three-month LIBOR reaches 8%. Upon the FHLB’s conversion, the Bank has the option to repay the respective advance in full.

The loan payable to a local bank is payable in monthly installments of $52,569 and matures in January 2020. The loan is unsecured.

NOTE J—RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

Certain restrictions exist regarding the ability of the bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2006, $5,132,000 of undistributed earnings of the bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Under national banking laws, the Bank is also limited as to the amount it may loan to its affiliates, including the  Corporation, unless such loans are collateralized by specific obligations. At December 31, 2006, the maximum amount available for transfer from the Bank to the Corporation in the form of loans was approximately $7,673,000.

NOTE K—INCOME TAXES

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
	In thousands
Federal:
Current	$1,821	$1,483	$1,905
Deferred	22	(140)	350
	1,843	1,343	2,255
State:
Current	82	67	—
	$1,925	$1,410	$2,255

Reconciliations of the statutory federal income tax at a rate to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Percentage of Income before Income Taxes
	2006	2005	2004
Federal income tax at statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	0.6	0.5	—
Tax-exempt income	(3.8)	(4.4)	(3.2)
Earnings on investment in life insurance	(3.1)	(2.8)	(2.0)
Rehabilitation and low-income housing credits	(7.5)	(9.0)	(9.9)
Other	0.7	(2.3)	(0.4)
	20.9%	16.0%	19.5%

The provision for federal income taxes includes $69,000, $(90,000) and $390,000 of income taxes (benefit)  related to net gains (losses) on sales of securities in 2006, 2005 and 2004, respectively. Rehabilitation and low-income housing income tax credits were $692,000 during 2006, $790,000 during 2005, and $1,139,000 for 2004. Projected credits are $677,000 in 2007 to 2009, and $2,071,000 thereafter.

Components of deferred tax assets and liabilities at December 31 were as follows:

	2006	2005
	In thousands
Deferred tax assets:
Allowance for loan losses	$1,845	$1,529
Available for sale securities	1,772	2,547
Accrued deferred compensation	373	356
Pension	573	215
Deferred loan fees	81	106
Other	585	540
	5,229	5,293
Deferred tax liabilities:
Accumulated depreciation	204	125
Prepaid benefit cost	691	460
Prepaid expenses	277	280
	1,172	865
Net Deferred Tax Assets	$4,057	$4,428

NOTE L—RETIREMENT PLANS

The Corporation’s banking subsidiary has a non-contributory pension plan.  Retirement benefits are a function of both years of service and compensation.  The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

Information pertaining to the activity in the plan, using a measurement date of November 1, 2006 and 2005, is as follows:

	2006	2005
	In thousands
Change in benefit obligation:
Benefit obligation, at beginning of year	$15,831	$15,296
Service cost	566	538
Interest cost	852	825
Actuarial gain	(1,310)	(314)
Benefits paid	(843)	(514)
Benefit obligation, at end of year	15,096	15,831
Change in plan assets:
Fair value of plan assets at beginning of year	13,643	12,186
Actual return on plan assets	1,377	721
Employer contribution	1,250	1,250
Benefits paid	(843)	(514)
Fair value of plan assets at end of year	15,427	13,643
Funded Status	$331	$(2,188)
Amounts recognized in statement of financial position
Other assets	$331	N/A
Total	$331	N/A
Amounts recognized in accumulated other comprehensive loss
Total net actuarial loss	$1,264	N/A
Transition obligation	71	N/A
Prior service cost	349	N/A
Total accumulated other comprehensive loss (not adjusted for applicable tax)	$1,684	N/A

The accumulated benefit obligation totaled $13,297,000 and $13,395,000 at December 31, 2006 and 2005, respectively.  The intangible pension asset totaled $472,000 at December 31, 2005.

The components of net periodic benefit cost for the years ended December 31 are as follows:

	2006	2005	2004
	In thousands
Components of net periodic benefit cost:
Service cost	$566	$538	$436
Interest cost	852	825	783
Expected return on assets	(1,015)	(876)	(740)
Recognized net actuarial loss	125	152	74
Amortization of transition asset	12	12	12
Amortization of prior service cost	39	40	49
Net Periodic Benefit Cost	$579	$691	$614

For the years ended December 31, 2006, 2005 and 2004, the assumptions used to determine the net periodic benefit cost are as follows:

	2006	2005	2004
Discount rate	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.75%	7.50%	7.50%
Annual salary increase	4.62%	4.69%	4.69%

The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2006 and 2005, are as follows:

	2006	2005
Equity securities	54%	56%
Debt securities	40	38
Real estate	6	6
	100%	100%

Equity securities included Corporation common stock in amounts of $797,000, 5% of total plan assets, and $759,000, 6% of total plan assets, at December 31, 2006 and 2005, respectively.

The Bank expects to contribute $1,250,000 to its pension plan in 2007.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten fiscal years:

In thousands
2007	$660
2008	690
2009	740
2010	800
2011	880
2012-2016	5,260

On September 29, 2006, the Financial Accounting Standards Board issued SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of statements SFAS 87, SFAS 88, and SFAS 123(r).

The incremental effect of applying FASB Statement No. 158 on individual line items in the Statement of Condition:

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
	In thousands
December 31, 2006
Other pension benefits asset	$2,015	$(1,684)	$331
Intangible pension asset	472	(472)	—
Deferred tax asset	3,699	358	4,057
Total assets	966,555	(1,798)	964,757
Other pension benefits liability	1,098	(1,098)	—
Total liabilities	888,551	(1,098)	887,453
Accumulated other comprehensive loss	(3,848)	(701)	(4,549)
Total stockholders’ equity	78,005	(701)	77,304
Total liabilities and stockholders’ equity	966,555	(1,798)	964,757

The Corporation’s banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee’s compensation contributed to the plan. Matching contributions vest to the employee equally over a 5 year period. Bank contributions to the Plan were $288,000, $289,000 and $276,000 for 2006, 2005 and 2004, respectively.

The Corporation’s banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2006 and 2005 totaled $1,088,000 and $1,039,000, respectively. The annual expense included in salaries and benefits expense totaled $146,000, $142,000 and $143,000 during the years ended December 31, 2006, 2005 and 2004, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2006 and 2005, the cash surrender value of these policies was $3,625,000 and $3,501,000, respectively.

NOTE M—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2006, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios were as follows:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in thousands
CORPORATION:
As of December 31, 2006:
Tier 1 leverage ratio (to average assets)	$73,756	7.74%	$38,122	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	73,756	12.65	23,316	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	79,164	13.58	46,632	≥8.0	N/A	N/A
As of December 31, 2005:
Tier 1 leverage ratio (to average assets)	73,214	7.81%	≥37,495	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	73,214	13.14	≥22,286	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	77,670	13.94	≥44,572	≥8.0	N/A	N/A
BANK:
As of December 31, 2006:
Tier 1 leverage ratio (to average assets)	$71,350	7.55%	$37,794	≥4.0%	$47,242	5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	71,350	12.57	22,699	≥4.0	34,049	6.0
Total risk-based capital ratio (to risk- weighted assets)	76,625	13.52	45,398	≥8.0	56,748	10.0
As of December 31, 2005:
Tier 1 leverage ratio (to average assets)	69,065	7.44%	≥37,145	≥4.0%	≥46,431	≥ 5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	69,065	12.69	≥21,773	≥4.0	≥32,655	≥ 6.0
Total risk-based capital ratio (to risk- weighted assets)	73,521	13.51	≥43,547	≥8.0	≥54,419	≥10.0

NOTE N—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 and 2005, for guarantees under standby letters of credit issued is not material.

The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Corporation’s commitments at December 31 were as follows:

	2006	2005
	In thousands
Commitments to extend credit	$133,722	$116,893
Standby letters of credit	3,965	5,961

NOTE O—FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Interest bearing deposits in banks

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

Estimated fair values of financial instruments at December 31 were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	In thousands
Financial assets:
Cash and due from banks	$19,764	$19,764	$18,382	$18,382
Interest bearing deposits in banks	892	892	892	892
Investment securities:
Available for sale	336,251	336,251	348,713	348,713
Held to maturity	16,546	16,496	19,165	19,192
Loans held for sale	601	601	60	60
Loans, less allowance for loan losses	518,843	521,004	489,008	475,868
Accrued interest receivable	4,773	4,773	4,367	4,367
Restricted investment in bank stocks	10,263	10,263	9,053	9,053
Financial liabilities:
Deposits	669,705	667,391	679,381	678,968
Short-term borrowings	59,983	59,983	59,307	59,307
Long-term borrowings	145,520	143,458	125,778	125,358
Accrued interest payable	4,118	4,118	2,820	2,820
Off-balance sheet financial instruments	—	—	—	—

NOTE P—CONTINGENCIES

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
	2006	2005
	In thousands
ASSETS
Cash	$310	$548
Investment in banking subsidiary	66,817	64,321
Investment in other subsidiaries	7,113	6,642
Investments in low-income housing partnerships	5,202	5,665
Securities and other assets	1,314	1,202
Receivable from banking subsidiary	2,208	1,679
Total Assets	$82,964	$80,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$5,520	$5,778
Other liabilities	140	269
Stockholders’ equity	77,304	74,010
Total Liabilities and Stockholders’ Equity	$82,964	$80,057

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	In thousands
Dividends from banking subsidiary	$4,566	$4,947	$6,592
Gains on sales of securities	204	—	—
Other income	147	32	31
	4,917	4,979	6,623
Expenses	1,092	924	384
	3,825	4,055	6,239
Income tax benefit	933	1,092	1,256
	4,758	5,147	7,495
Equity in undistributed earnings of subsidiaries	2,532	2,229	1,813
Net Income	$7,290	$7,376	$9,308

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,290	$7,376	$9,308
Equity in undistributed earnings of subsidiaries	(2,532)	(2,229)	(1,813)
Increase in receivable from banking subsidiary	(529)	(744)	(750)
Gains on sales of securities	(204)	—	—
Other	578	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,603	4,902	6,788
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in low-income housing partnerships	—	(95)	(2,944)
Purchase of insurance agency	—	(5,565)	—
NET CASH USED IN INVESTING ACTIVITIES	—	(5,660)	(2,944)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—	6,000	—
Repayments on long-term debt	(258)	(222)	—
Cash paid in lieu of fractional shares-stock dividend	(17)
Dividends paid	(4,566)	(4,947)	(4,892)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,841)	831	(4,892)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(238)	73	(1,048)
CASH AND CASH EQUIVALENTS—BEGINNING	548	475	1,523
CASH AND CASH EQUIVALENTS—ENDING	$310	$548	$475

NOTE R—ACQUISITION

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

The carrying amounts of the tangible assets acquired and the liabilities assumed on January 5, 2005, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. The aggregate purchase price was $5,663,000, including certain capitalized costs. In accordance with the terms of the acquisition, there is contingent consideration associated with this transaction of up to $3,000,000, subject to performance criteria for payment over three years subsequent to the acquisition. The liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill. In addition, the Corporation has entered into a three-year employment contract with Frank C. Russell, Jr., President and Chief Executive Officer of RIG.

The intangible asset, representing the customer base, will be amortized over 10 years. Goodwill will not be amortized but will be analyzed annually for impairment. Amortization of goodwill and the intangible asset will be deductible for tax purposes.

In 2005, RIG acquired two additional books of business with an aggregate purchase price of $368,000. This amount is being amortized over 10 years.

Amortization for the five years subsequent to December 31, 2006, is expected to be as follows:

In thousands
2007	$328
2008	328
2009	328
2010	328
2011	325

NOTE S—SEGMENT AND RELATED INFORMATION

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers. Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for 2006 and 2005 is as follows:

	2006	2005
	In thousands
Commissions from insurance sales	$4,067	$3,941
Intercompany commissions	178	149
Income before income taxes	998	959
Total assets	$11,579	$7,729

QUARTERLY RESULTS OF OPERATIONS

Selected quarterly information for the years ended December 31, 2006 and 2005, is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	In thousands, except per share data
2006
Interest income	$11,590	$11,943	$12,301	$12,453
Interest expense	5,403	5,633	6,076	6,336
Net interest income	6,187	6,310	6,225	6,117
Provision for loan losses	225	225	225	195
Net interest income after provision for loan losses	5,962	6,085	6,000	5,922
Net gains on sales of securities	—	204	—	—
Other income	2,494	2,413	2,346	2,455
Other expenses and provision for income taxes	6,730	6,771	6,440	6,650
Net income	$1,726	$1,931	$1,906	$1,727
Basic earnings per share	$0.30	$0.34	$0.33	$0.31
Dividends per share	$0.20	$0.20	$0.20	$0.20
2005
Interest income	$10,096	$10,357	$10,702	$11,129
Interest expense	3,835	4,099	4,546	4,890
Net interest income	6,261	6,258	6,156	6,239
Provision for loan losses	90	90	168	168
Net interest income after provision for loan losses	6,171	6,168	5,988	6,071
Net gains (losses) on sales of securities	—	(272)	8	—
Other income	2,293	2,283	2,347	2,226
Other expenses and provision for income taxes	6,382	6,450	6,559	6,516
Net income	$2,082	$1,729	$1,784	$1,781
Basic earnings per share	$0.36	$0.30	$0.32	$0.31
Dividends per share	$0.20	$0.20	$0.20	$0.27

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006. The Corporation believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have made no significant changes in the Corporation’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2006, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

ACNB’s independent registered public accounting firm, Beard Miller Company, LLP, has issued an attestation report on management’s assessment of ACNB’s internal control over financial reporting. This report appears on pages 71 and 72.

/s/ THOMAS A. RITTER	/s/ DAVID W. CATHELL
Thomas A. Ritter	David W. Cathell
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ACNB Corporation (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ACNB Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ACNB Corporation, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 8, 2007

Item 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors” and “Executive Officers of ACNB Corporation” “Meetings and Committees of the Board of Directors” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries. A copy of the Code of Ethics is included as an exhibit to this Form 10-K. A request for the Corporation’s Code of Ethics can be made either in writing to Lynda L. Glass, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325-0129 or by telephone to 717-334-3161.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference in response to this Item 11 is the information under the headings “Compensation and Plan Information” “Potential Payments Upon Termination or Change-In-Control” “Comepensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in ACNB Corporation’s 2007 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2007 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference in response to this Item 13 is the information appearing under the heading “Transactions with Directors and Executive Officers and Governance of the Corporation” in ACNB Corporation’s 2007 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference in response to this Item 14 is the information appearing under heading “Independent Auditors “ in ACNB Corporation’s definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 . FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Statements of Condition

•       Consolidated Statements of Income

•       Consolidated Statements of Changes in Stockholders’ Equity

•       Consolidated Statements of Cash Flows

•       Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective financial statements or in the notes thereto.

(b)         EXHIBITS

The following Exhibits are included in this Report:

Exhibit 3(i)–Articles of Incorporation of ACNB Corporation, as amended.

Exhibit 3(ii)–Bylaws of Registrant; a copy of the Bylaws, as amended. (Incorporated by reference to Exhibit 99 of the Registrant’s Report on Form 8-K, filed with the Commission on December 19, 2003.)

Exhibit 10.1–ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.2–Salary Continuation Agreement - Applicable to Ronald L. Hankey, Thomas A. Ritter, Lynda L. Glass and John W. Krichten. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.3–Executive Supplemental Life Insurance Plan - Applicable to Ronald L. Hankey, Thomas A. Ritter, Lynda L. Glass and John W. Krichten. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.4–Director Supplemental Life Insurance Plan - Applicable to Philip P. Asper, Frank Elsner III, D. Richard Guise, Wayne E. Lau, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5–Director Fee Deferral Agreement - Applicable to Frank Elsner III, D. Richard Guise, Wayne E. Lau, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.6–Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.7–Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.8–Complete Settlement Agreement and General Release made among ACNB Corporation, Adams County National Bank and John W. Krichten effective June 13, 2006. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 15, 2006.)

Exhibit 10.9–Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of July 3, 2006. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2006.)

Exhibit 10.10–Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of July 3, 2006. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2006.)

Exhibit 11–Statement re computation of earnings

Exhibit 14–Code of Ethics.

Exhibit 21–Subsidiaries of the Registrant.

Exhibit 31.1–Chief Executive Officer Certification of Annual Report on Form 10-K.

Exhibit 31.2–Chief Financial Officer Certification of Annual Report on Form 10-K.

Exhibit 32.1–Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 13, 2007
Date

By:	/s/ THOMAS A. RITTER	By:	/s/ DAVID W. CATHELL
	Thomas A. Ritter		David W. Cathell
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2007, by the following persons in the capacities indicated.

/s/ PHILLIP P. ASPER	/s/ DANIEL W. POTTS
Philip P. Asper	Daniel W. Potts
Director	Director
/S/ FRANK ELSNER, III	/s/ THOMAS A. RITTER
Frank Elsner, III	Thomas A. Ritter
Director	Director, President and Chief Executive Officer
/s/ D. RICHARD GUISE	/s/ FRANK C. RUSSELL, JR.
D. Richard Guise	Frank C. Russell, Jr.
Director & Vice Chairman of the Board	Director
/s/ RONALD L. HANKEY	/s/ MARIAN B. SCHULTZ
Ronald L. Hankey	Marian B. Schultz
Director and Chairman of the Board	Director
/s/ ALAN J. STOCK
Edgar S. Heberlig	Alan J. Stock
Director	Director
/s/ WAYNE E. LAU	/s/ JENNIFER L. WEAVER
Wayne E. Lau	Jennifer L. Weaver
Director	Director

Harry L. Wheeler
Director