Form 10-Q
period 2007-03-31
ACNB CORP
filed 2007-05-10
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on May 3, 2007, was 5,706,970.

PART I

ACNB CORPORATION

ITEM 1 FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION

Dollars in thousands, except per share data	Unaudited March 31, 2007	Unaudited March 31, 2006	December 31, 2006
ASSETS
Cash and due from banks	$14,782	$18,005	$19,764
Interest-bearing deposits in banks	892	893	892
Cash and Cash Equivalents	15,674	18,898	20,656

Securities available for sale	326,931	341,264	336,251
Securities held to maturity, fair value $15,947; $18,197; $16,496	15,990	18,242	16,546
Loans held for sale	950	832	601
Loans, net of allowance for loan losses $5,515; $4,717; $5,375	530,762	513,373	518,843
Premises and equipment	14,654	15,314	14,871
Restricted investment in bank stocks	10,352	10,418	10,263
Investment in bank-owned life insurance	22,104	21,291	21,901
Investments in low-income housing partnerships	5,099	5,543	5,202
Other assets	19,526	19,565	19,623

Total Assets	$962,042	$964,740	$964,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$79,057	$78,526	$74,919
Interest bearing	603,298	596,279	594,786
Total Deposits	682,355	674,805	669,705

Short-term borrowings	49,900	48,167	59,983
Long-term borrowings	140,451	160,713	145,520
Other liabilities	10,519	7,441	12,245

Total Liabilities	883,225	891,126	887,453

STOCKHOLDERS’ EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,706,970, 5,436,101 and 5,706,970 shares issued and outstanding, respectively	14,267	13,590	14,267
Additional paid-in capital	4,741	—	4,741
Retained earnings	63,560	66,140	62,845
Accumulated other comprehensive loss	(3,751)	(6,116)	(4,549)

Total Stockholders’ Equity	78,817	73,614	77,304

Total Liabilities and Stockholders’ Equity	$962,042	$964,740	$964,757

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended March 31,
Dollars in thousands, except per share data	2007	2006
INTEREST INCOME
Loans, including fees	$8,723	$7,836
Securities:
Taxable	3,143	3,397
Tax-exempt	309	228
Dividends	170	89
Other	32	40

Total Interest Income	12,377	11,590

INTEREST EXPENSE
Deposits	4,031	3,418
Short-term borrowings	751	763
Long-term debt	1,596	1,222

Total Interest Expense	6,378	5,403

Net Interest Income	5,999	6,187

PROVISION FOR LOAN LOSSES	140	225

Net Interest Income after Provision for Loan Losses	5,859	5,962

OTHER INCOME
Service charges on deposit accounts	502	412
Income from fiduciary activities	184	152
Earnings on investment in bank-owned life insurance	217	187
Gains on sales of securities	10	—
Service charges on ATM and debit card transactions	218	199
Commissions from insurance sales	1,254	1,275
Other	355	269

Total Other Income	2,740	2,494

OTHER EXPENSES
Salaries and employee benefits	3,396	3,300
Net occupancy expense	588	585
Equipment expense	567	631
Other tax expense	184	228
Professional services	177	305
Supplies and postage	214	211
Advertising expense	255	116
Other operating	926	925

Total Other Expenses	6,307	6,301

Income before Income Taxes	2,292	2,155

PROVISION FOR INCOME TAXES	436	429

Net Income	$1,856	$1,726

PER SHARE DATA

Basic earnings	$0.33	$0.30

Cash dividends declared	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006

Dollars in thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2005	$13,590	$—	$65,556	$(5,136)	$74,010
Comprehensive income:
Net income	—	—	1,726	—	1,726
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	(980)	(980)

Total Comprehensive Income					746

Cash dividends declared	—	—	(1,142)	—	(1,142)

BALANCE – MARCH 31, 2006	$13,590	$—	$66,140	$(6,116)	$73,614

BALANCE - DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304
Comprehensive income :
Net income	—	—	1,856	—	1,856
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	798	798

Total Comprehensive Income					2,654

Cash dividends declared	—	—	(1,141)	—	(1,141)

BALANCE - MARCH 31, 2007	$14,267	$4,741	$63,560	$(3,751)	$78,817

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
Dollars in thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,856	$1,726
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of loans and property	(130)	—
Earnings on investment in bank-owned life insurance	(217)	(187)
Gains on sales of securities	(10)	—
Depreciation and amortization	395	472
Provision for loan losses	140	225
Net amortization of investment securities premiums	163	246
Increase in interest receivable	(311)	(436)
Increase in interest payable	214	237
Increase in mortgage loans held for sale	(288)	(772)
(Increase) decrease in other assets	13	(148)
Increase (decrease) in other liabilities	(1,941)	430

Net Cash (Used in) Provided by Operating Activities	(116)	1,793

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	539	891
Proceeds from maturities of investment securities available-for-sale	10,499	5,727
Proceeds from sales of securities available-for-sale	1,589	—
Purchase of investment securities available-for-sale	(1,695)	—
Net purchase of restricted investment in bank stocks	(89)	(1,365)
Net increase in loans	(12,059)	(24,590)
Capital expenditures	(202)	(909)
Proceeds from sales of property and foreclosed real estate	195	—

Net Cash Used in Investing Activities	(1,223)	(20,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts, and savings account	4,138	(902)
Net increase (decrease) in time certificates of deposit	8,512	(3,674)
Net decrease in short-term borrowings	(10,083)	(11,140)
Dividends paid	(1,141)	(1,142)
Proceeds from long-term borrowings	20,000	45,000
Repayments on long-term borrowings	(25,069)	(10,065)

Net Cash (Used in) Provided by Financing Activities	(3,643)	18,077

Net Decrease in Cash and Cash Equivalents	(4,982)	(376)

CASH AND CASH EQUIVALENTS – BEGINNING	20,656	19,274

CASH AND CASH EQUIVALENTS – ENDING	$15,674	$18,898

Interest paid	$6,164	$5,166
Income taxes paid	$—	$84

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2007 and 2006, and the results of its operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2007 and 2006.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2006 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 16, 2007.  The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the March 31, 2006, balances have been reclassified to conform with the 2007 presentation.  Such reclassifications had no impact on net income.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,706,970 weighted average shares of common stock outstanding for all periods presented.  The weighted average shares have been retroactively adjusted to give effect to a 5% common stock dividend effective December 2006.  The Corporation does not have dilutive securities outstanding.

3.                                       Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the three month period ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Service cost	$125	$142
Interest cost	211	213
Expected return on plan assets	(295)	(254)
Recognized net actuarial loss	—	31
Other, net	13	13

Net Periodic Benefit Cost	$54	$145

The Corporation previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $1,250,000 to its pension plan in 2007.  As of March 31, 2007, $0 of contributions have been made, with the full contribution expected to be made in the fourth quarter.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $4,488,000 in standby letters of credit as of March 31, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of March 31, 2007, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month period ended March 31, 2007.  The components of other comprehensive income (loss) for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Unrealized holding gains (losses) on available for sale securities arising during the period	$1,220	$(1,508)
Reclassification of gains (losses) realized in net income	10	—

Net Unrealized Gains (Losses)	1,210	(1,508)

Tax effect	412	528

Other Comprehensive Income (Loss)	$798	$(980)

6.                                       Segment Information

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three month period ended March 31, 2007 and 2006, is as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Commissions from insurance sales	$1,254	$1,275
Income before income taxes	445	526
Total assets	11,671	8,164

The increase in total assets between March 31, 2006 and 2007, relates to additional purchase price consideration earned, which was recorded in December 2006 and is reflected as an increase in goodwill.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

The following is management’s discussion and analysis of the significant changes in the financial condition, results of operations, capital resources and liquidity presented in it accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company.  Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein.  Current performance does not guarantee, assure or indicate similar performance in the future.

Forward-Looking Statements

In addition to historical information, this form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis, as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Corporation.

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

NEW ACCOUNTING PRONOUNCEMENTS

FIN No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 on the Corporation’s financial statements was not material.

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

SFAS No. 158

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  See Note L – Retirement Plans to the Corporation’s financial statements for presentation of the effects of SFAS No. 158.

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This option is available to all entities, including not-for-profit organizations.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  Some requirements apply differently to entities that do not report net income.  The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and, (c) is applied only to the entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year, provided the entity makes that choice in the first 120 days of that fiscal year and elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.

SAB No. 108

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108).  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Corporation has analyzed SAB No. 108 and determined that upon adoption it had no impact on the reported results of operations or financial condition.

EITF 06-5

On September 7, 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons”. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect EITF 06-5 to have a material impact on the Corporation’s consolidated financial statements.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (EITF 06-10) “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2007, was $1,856,000 compared to $1,726,000 for the same quarter in 2006, an increase of $130,000 or 8%.  Earnings per share increased from $.30 in 2006 to $.33 in 2007.  Net interest income decreased $188,000 or 3%; provision for loan losses decreased $85,000 or 38%; other income increased $246,000 or 10%; and, other expenses increased $6,000 or less than 1%.

Net Interest Income

Net interest income totaled $5,999,000 during the quarter ended March 31, 2007, compared to $6,187,000 for the same period in 2006, a decrease of $188,000 or 3%. Net interest income decreased due to an increase in interest expense from changes in the funding mix to more expensive time deposits and because of rate increases on renewed time deposits and borrowings. Interest expense increased $975,000 or 18%.  The increase in funding costs offset improvements to interest income, which increased $787,000 or 7%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  The Corporation has a strategy to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2007 was 2.40% compared to 2.55% during the same period in 2006.  Also comparing the first quarter of 2007 to 2006, the yield on interest earning assets increased by 0.35% and the cost of interest bearing liabilities increased by 0.50%.  The net interest margin was 2.75% for the first quarter of 2007 and 2.84% for the first quarter of 2006.

Average earning assets were $894,360,000 during the first quarter of 2007, an increase of $1,407,000 over the average for the first quarter of 2006.  Average interest bearing liabilities were $797,992,000 in the first quarter of 2007, an increase of $1,859,000 from the same quarter in 2006.

Provision for Loan Losses

The provision for loan losses was $140,000 in the first quarter of 2007 compared to $225,000 in the first quarter of 2006, a decrease of $85,000 or 38%. The decrease was primarily a result of changes in allocations for specific loans and continued absence of losses in the portfolio.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first quarter of 2007, the Corporation had recoveries and charge-offs of $5,000 each, compared with net recoveries of $36,000 for the first quarter of 2006.

Other Income

Total other income was $2,740,000 for the three months ended March 31, 2007, up $246,000 or 10% from the first quarter of 2006.  Fees from deposit accounts and ATM/debit card revenue increased by $109,000 or 18% due to revised fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $184,000 for the three months ended March 31, 2007, as compared to $152,000 during the first quarter of 2006, a 21% increase as a result of higher personal and estate settlement income. Earnings on bank-owned life insurance increased by $30,000 or 16% as a result of additional insurance coverage. The Corporation’s subsidiary, Russell Insurance Group, Inc. earned “contingent” or extra commission payments from insurance companies in both the first quarter of 2007 and 2006 in approximately equal amounts.  However, the amount of “contingent” commission payments is based on several factors, and the payments are at the discretion of various insurance companies in accordance with state insurance regulations.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $96,000 or 3% during the first quarter of 2007 as compared to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit increases to employees; and,

•                  Increased production-based incentive compensation for employees.

Partially offsetting increases was  lower defined benefit pension expense due to the funded position and recent earnings on assets.

Net occupancy expense increased by $3,000 or 1% due to higher real estate taxes.  Equipment expense decreased by $64,000 or 10% as a result of lower maintenance and depreciation expenses experienced in the current year.

Professional services expense totaled $177,000 during first quarter of 2007, as compared to $305,000 for the same period in 2006, a decrease of $128,000 or 42%.  The decrease was due in part to the timing of Sarbanes-Oxley §404 compliance work.

Advertising expenses increased by $139,000 or 120%, which included approximately $57,000 in the first quarter of 2007 to promote the 150th Anniversary of the bank subsidiary.  The remainder of the increase included costs to further the growth and brand image of the Corporation with variances due to different promotions in each period.

Other operating expenses were stable in the first quarter of 2007 compared to the first quarter of 2006 due to lower corporate and discretionary expenses.

Income Tax Expense

The Corporation recognized income taxes of $436,000, or 19% of pretax income, during the first quarter of 2007, as compared to $429,000, or 20% of pre-tax income, during the same period in 2006. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the first quarter ended March 31, 2007 and 2006, included historical and low-income housing tax credits of $173,000 in both quarters.

FINANCIAL CONDITION

Assets totaled $962,042,000 at March 31, 2007, compared to $964,757,000 at December 31, 2006, and $964,740,000 at March 31, 2006. Average earning assets during the three months ended March 31, 2007, increased to $894,360,000 from $892,953,000 during the same period in 2006. Average interest bearing liabilities increased in 2007 to $797,992,000 from $796,133,000 in 2006.

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

At March 31, 2007, the securities balance included a net unrealized loss of $2,639,000, net of taxes, on available for sale securities versus a net unrealized loss of $3,437,000, net of taxes, at December 31, 2006. The decrease in average life to maturity or probable call led to the increase in the fair value of securities during the first quarter of 2007.  Since their purchase, rising rates decreased the value of all securities, with investments in U.S. Government agencies and mortgage-backed securities purchased during periods of low interest rates sustaining the largest decreases.  Management has determined that the declines in fair value are not other than temporary.

Loans

Loans outstanding increased by $18,305,000 or 4% from March 31, 2006, to March 31, 2007, and by $12,408,000 or 2% from December 31, 2006, to March 31, 2007. The growth in loans is a result of the Corporation’s strategy to increase loans, a stable local economy, and lending to support existing and new customers. Compared to March 31, 2006, commercial loans grew by approximately $19,800,000 or 9%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area. Additionally, ACNB has been able to participate with other local institutions on commercial lending credits. Residential real estate mortgage lending decreased by $4,500,000, as much of new origination was fixed rate and sold into the secondary mortgage market.  Home equity and other consumer lending increased by approximately $3,000,000 or 6% as a result of promotional efforts.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of loans to any one industry or customer. In addition, the Corporation does not retain any subprime mortgages.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2007 was $5,515,000 or 1.03% of loans, as compared to $4,717,000 or 0.91% of loans at March 31, 2006, and $5,375,000 or 1.03% of loans at December 31, 2006. The ratio of non-performing loans plus foreclosed assets to total assets was 0.44% at March 31, 2007, as compared to 0.51% at March 31, 2006, and 0.43% at December 31, 2006.

Loans past due 90 days and still accruing were $205,000 and nonaccrual loans were $4,027,000 as of March 31, 2007, substantially all of which are secured by real estate.  Loans past due 90 days and still accruing were $167,000 at March 31, 2006, while nonaccruals were $4,731,000.  Loans past due 90 days and still accruing were $220,000 at December 31, 2006, while nonaccruals were $3,900,000.  Nonaccrual loans decreased from the end of the first quarter 2006 to the end of the first quarter 2007 due to the restoration of certain commercial loans to accruing status during 2006 as they demonstrated repaying ability and sufficient collateral position.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The decrease in the provision for loan losses expense for the first three months of 2007 compared to the first three months of 2006 was a result of the measurement of the adequacy of the allowance for loan losses at each period.  Reasons that the 2007 provision was lower included changes in allocations for specific loans and continued absence of losses in the portfolio.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities. Deposits increased by $7,550,000 or 1% from March 31, 2006, to March 31, 2007.  Deposits increased by $12,650,000 or 2% from December 31, 2006, to March 31, 2007.  A portion of the changes in all periods related to varying amounts of customer funds held in transaction accounts that were used for cash flow needs or redeployed in investments outside of the Bank, as such accounts are normally higher in balances at the end of the first quarter.  Deposit growth has centered in high rate promotional certificates of deposit, which attract funds from the Bank’s other lower rate deposit categories as well as provide new funding sources.  Deposit costs continued to increase during the first three months of 2007 as the mix of deposits included more of the higher rate promotional products.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh. As of March 31, 2007, short-term borrowings were $49,900,000, as compared to $59,983,000 at December 31, 2006, and $48,167,000 at March 31, 2006. The Corporation decreased short-term borrowings by 17% from year-end 2006 because of the increased funding provided by deposits.

Long-term debt consists primarily of advances from the FHLB. Long-term debt totaled $140,451,000 at March 31, 2007, versus $145,520,000 at December 31, 2006, and $160,713,000 at March 31, 2006. The Corporation decreased long-term debt by 3% from year-end 2006, due to maturing advances which were funded by increased deposits.  The Corporation currently plans to pay down more long-term debt in the remainder of 2007 with the proceeds of investment securities that mature or are expected to be called.  The amount will vary based on interest rate environment at the time the proceeds are available and other considerations.

Capital

ACNB’s capital management strategies have been developed to provide an attractive rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $78,817,000 at March 31, 2007, compared to $77,304,000 at December 31, 2006, and $73,614,000 at March 31, 2006.  Stockholders’ equity increased in the first three months of 2007 due to earnings retained in capital and a decrease in accumulated other comprehensive loss due to improvement in the fair value of the investment portfolio. Other comprehensive loss is mainly caused by fixed-rate investment securities temporarily losing value in a rising interest rate environment.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2007, ACNB earned $1,856,000 and paid dividends of $1,141,000 for a net retainage of $715,000 or 39%. During the first three months of 2006, ACNB earned $1,726,000 and paid dividends of $1,142,000 for a net retainage of $584,000 or 34%.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of March 31, 2007, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	March 31, 2007	December 31, 2006
Tier 1 leverage ratio
(to average assets)	7.76%	7.74%
Tier 1 risk-based capital ratio
(to risk-weighted assets)	12.51%	12.65%
Total risk-based capital ratio	13.43%	13.58%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2007, ACNB had a borrowing capacity of approximately $472,000,000 from the FHLB of which $317,000,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $29,425,000 and $19,919,000 at March 31, 2007, and December 31, 2006, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $3,644,000 at March 31, 2007.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At March 31, 2007, the Corporation had unfunded outstanding commitments to extend credit of approximately $141,000,000 and outstanding standby letters of credit of approximately $4,500,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, refer to the Annual Report on Form 10-K.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T - CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of the Corporation.  There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries.  In addition, no material proceedings are pending, or are known to be threatened or contemplated, against the Corporation and its subsidiaries by government authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Form 10-K for the fiscal year ended December 31, 2006.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOTHING TO REPORT.

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following Exhibits are included in this Report:

Exhibit 3(i)

Articles of Incorporation of ACNB Corporation, as amended.  (Incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.)

Exhibit 3(ii)	Bylaws of Registrant; a copy of the Bylaws, as amended. (Incorporated by reference to Exhibit 99 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2003.)

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

Exhibit 10.5

Director Fee Deferral Agreement - Applicable to Frank Elsner III, D. Richard Guise, Wayne E. Lau, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

May 10, 2007	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Senior Vice President and Chief Financial Officer