Form 10-Q
period 2007-06-30
ACNB CORP
filed 2007-08-09
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

The number of shares of Registrant’s Common Stock outstanding on July 31, 2007 was 5,706,970.

PART I

ACNB CORPORATION

ITEM I FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2007	June 30, 2006	December 31, 2006
ASSETS
Cash and due from banks	$16,863	$18,671	$19,764
Interest-bearing deposits in banks	892	892	892

Cash and Cash Equivalents	17,755	19,563	20,656

Securities available for sale	357,725	334,247	336,251
Securities held to maturity, fair value $15,323; $17,287; $16,496	15,368	17,446	16,546
Loans held for sale	1,228	833	601
Loans, net of allowance for loan losses $5,514; $4,915; $5,375	537,756	513,123	518,843
Premises and equipment	14,562	15,111	14,871
Restricted investment in bank stocks	10,587	10,206	10,263
Investment in bank owned life insurance	22,318	21,496	21,901
Investments in low income housing partnerships	5,141	5,425	5,202
Other assets	19,669	19,515	19,623

Total Assets	$1,002,109	$956,965	$964,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$80,087	$80,990	$74,919
Interest bearing	614,367	597,653	594,786

Total Deposits	694,454	678,643	669,705

Short-term borrowings	88,341	61,745	59,983
Long-term borrowings	130,384	135,650	145,520
Other liabilities	10,031	7,738	12,245

Total Liabilities	923,210	883,776	887,453

STOCKHOLDERS’ EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,706,970, 5,436,101 and 5,706,970 shares issued and outstanding, respectively	14,267	13,590	14,267
Additional paid-in capital	4,741	—	4,741
Retained earnings	64,294	66,930	62,845
Accumulated other comprehensive loss	(4,403)	(7,331)	(4,549)

Total Stockholders’ Equity	78,899	73,189	77,304

Total Liabilities and Stockholders’ Equity	$1,002,109	$956,965	$964,757

The accompanying notes are an integral part of the consolidated financial statements

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$8,847	$8,155	$17,570	$15,991
Securities:
Taxable	3,340	3,342	6,483	6,739
Tax-exempt	306	229	615	457
Dividends	168	189	338	278
Other	52	28	84	68

Total Interest Income	12,713	11,943	25,090	23,533

INTEREST EXPENSE
Deposits	4,228	3,634	8,259	7,052
Short-term borrowings	412	352	1,163	1,115
Long-term debt	1,882	1,647	3,478	2,869

Total Interest Expense	6,522	5,633	12,900	11,036

Net Interest Income	6,191	6,310	12,190	12,497

PROVISION FOR LOAN LOSSES	—	225	140	450

Net Interest Income after Provision for Loan Losses	6,191	6,085	12,050	12,047

OTHER INCOME
Service charges on deposit accounts	519	490	1,021	902
Income from fiduciary activities	243	153	427	305
Earnings on investment in bank owned life insurance	226	217	443	404
Gains on sales of securities	—	204	10	204
Service charges on ATM and debit card transactions	248	219	466	418
Commissions from insurance sales	1,071	1,062	2,325	2,337
Other	235	272	590	541

Total Other Income	2,542	2,617	5,282	5,111

OTHER EXPENSES
Salaries and employee benefits	3,271	3,276	6,667	6,576
Net occupancy expense	582	549	1,170	1,134
Equipment expense	621	624	1,188	1,255
Other tax expense	134	196	318	424
Professional services	200	298	377	603
Supplies and postage	199	182	413	393
Advertising expense	388	215	643	331
Other operating	1,014	944	1,940	1,869

Total Other Expenses	6,409	6,284	12,716	12,585

Income before Income Taxes	2,324	2,418	4,616	4,573

PROVISION FOR INCOME TAXES	448	487	884	916

Net Income	$1,876	$1,931	$3,732	$3,657

PER SHARE DATA
Basic earnings	$0.32	$0.34	$0.65	$0.64

Cash dividends declared	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006 (Unaudited)

Dollars in thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2005	$13,590	—	$65,556	$(5,136)	$74,010
Comprehensive income:
Net income	—	—	3,657	—	3,657
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	(2,195)	(2,195)

Total Comprehensive Income					1,462

Cash dividends declared	—	—	(2,283)	—	(2,283)

BALANCE - JUNE 30, 2006	$13,590	—	$66,930	$(7,331)	$73,189

BALANCE - DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304

Comprehensive income :
Net income	—	—	3,732	—	3,732
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	146	146

Total Comprehensive Income					3,878

Cash dividends declared	—	—	(2,283)	—	(2,283)

BALANCE - JUNE 30, 2007	$14,267	$4,741	$64,294	$(4,403)	$78,899

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,732	$3,657
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(207)	(98)
Earnings on investment in bank owned life insurance	(443)	(404)
Gains on sales of securities	(10)	(204)
Depreciation and amortization	807	929
Provision for loan losses	140	450
Net amortization of investment securities premiums	291	481
Increase in interest receivable	(275)	(87)
Increase in interest payable	207	204
Increase in mortgage loans held for sale	(490)	(675)
Decrease in other assets	614	252
Increase (decrease) in other liabilities	(2,423)	760

Net Cash Provided by Operating Activities	1,943	5,265

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held-to-maturity	1,144	1,659
Proceeds from maturities of investment securities available-for-sale	28,000	10,875
Proceeds from sales of investment securities available-for-sale	1,589	—
Purchase of investment securities available-for-sale	(51,089)	—
Net purchase of restricted investment in bank stocks	(324)	(1,153)
Net increase in loans	(19,053)	(24,565)
Investment in insurance book of business	(424)	—
Investments in low income housing partnerships	(131)	—
Capital expenditures	(439)	(1,081)
Proceeds from sales of property and foreclosed real estate	195	—

Net Cash Used in Investing Activities	(40,532)	(14,265)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, interest-bearing deposits, and savings accounts	5,168	1,562
Net increase (decrease) in time certificates of deposit	19,581	(2,300)
Net increase in short-term borrowings	28,358	2,438
Dividends paid	(2,283)	(2,283)
Proceeds from long-term borrowings	40,000	45,000
Repayments on long-term borrowings	(55,136)	(35,128)

Net Cash Provided by Financing Activities	35,688	9,289

Net Increase (decrease) in Cash and Cash Equivalents	(2,901)	289

CASH AND CASH EQUIVALENTS – BEGINNING	20,656	19,274

CASH AND CASH EQUIVALENTS – ENDING	$17,755	$19,563

Interest paid	$12,693	$10,832
Income taxes paid	$925	$587
Loans transferred to foreclosed real estate	$—	$72

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of June 30, 2007 and 2006, and the results of its operations, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2007 and 2006.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2006 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 16, 2007.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the June 30, 2006 balances have been reclassified to conform with the 2007 presentation.  Such reclassifications had no impact on net income.

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

3.                                       Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	$125	$142	$250	$283
Interest cost	211	213	422	426
Expected return on plan assets	(295)	(254)	(590)	(508)
Recognized net actuarial loss	—	31	—	63
Other, net	13	13	26	26

Net Periodic Benefit Cost	$54	$145	$108	$290

The Corporation previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $1,250,000 to its pension plan in 2007.  As of June 30, 2007, $0 of contributions have been made, with the full contribution expected to be made in the fourth quarter of 2007.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $4,637,000 in standby letters of credit, as of June 30, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2007, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month and six month periods ended June 30, 2007 and 2006.  The components of other comprehensive income (loss) for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Unrealized holding gains (losses) on available for sale securities arising during the period	$(989)	$(1,662)	$231	$(3,170)
Reclassification of gains realized in net income	—	(204)	(10)	(204)

Net Unrealized Gains (Losses)	(989)	(1,866)	221	(3,374)

Tax effect	(337)	(651)	75	(1,179)

Other Comprehensive	$(652)	$(1,215)	$146	$(2,195)
Income (Loss)

6.                                       Segment Information

Russell Insurance Group is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Commissions from insurance sales	$1,071	$1,062	$2,325	$2,337
Income before income taxes	$245	$302	$690	$828

Total assets			$11,789	$8,323

In June 2007, Russell Insurance Group acquired an additional book of business for an estimated purchase price of $708,000; the final purchase price is dependent on the active customer list as of October 31, 2007 based on a predetermined multiple.  A down payment of 60% of the estimated purchase price, or $424,000 was paid on June 22, 2007.  The final payment will be paid on or about November 15, 2007.  It is anticipated that materially all of the purchase price will be allocated to a customer list intangible asset.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its goodwill from its most recent testing, which was performed as of December 31, 2006.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.  Other acquired intangible assets with infinite lives, such as core deposit intangibles, are required to be amortized over the estimated lives.  Core deposit and other intangibles are generally amortized using the accelerated methods over estimated useful lives of ten to fifteen years.

NEW ACCOUNTING PRONOUNCEMENTS

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 on the Corporation’s financial statements was not material.

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

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year, provided the entity makes that choice in the first 120 days of that fiscal year and elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Corporation did not elect early adoption.

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

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2007, was $1,876,000 compared to $1,931,000 for the same quarter in 2006, a decrease of $55,000 or 3%.  Earnings per share decreased from $.34 in 2006 to $.32 in 2007.  Net interest income decreased $119,000 or 2%; provision for loan losses decreased $225,000 or 100%; other income decreased $75,000 or 3%; and, other expenses increased $125,000 or 2%.

Net income for the six months ended June 30, 2007, was $3,732,000 compared to $3,657,000 for the same six month period in 2006, an increase of $75,000 or 2%.  Earnings per share increased to $.65 in 2007 from $.64 in 2006.  Net interest income decreased $307,000, or 2%; provision for loan losses decreased $310,000 or 69%; other income increased $171,000 or 3%; and, other expenses increased $131,000 or 1%.

Quarter ended June 30, 2007, compared to quarter ended June 30, 2006

Net Interest Income

Net interest income totaled $6,191,000 during the quarter ended June 30, 2007, compared to $6,310,000 for the same period in 2006, a decrease of $119,000 or 2%. Net interest income decreased due to an increase in interest expense from changes in the funding mix to more expensive time deposits and because of rate increases on renewed time deposits and borrowings. Interest expense increased $889,000 or 16%.  The increase in funding costs offset improvements to interest income, which increased $770,000 or 6%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  The Corporation has a strategy to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2007 was 2.39% compared to 2.58% during the same period in 2006.  Also comparing the second quarter of 2007 to 2006, the yield on interest earning assets increased by 0.16% and the cost of interest bearing liabilities increased by 0.36%.  The net interest margin was 2.76% for both the second quarter of 2007 and 2006.

Average earning assets were $910,364,000 during the second quarter of 2007, an increase of $28,061,000 over the average for the second quarter of 2006.  Earning assets increased due to loan growth and purchases of investment securities in anticipation of securities calls in the fourth quarter of 2007.  The purchases are to mitigate the risk of reinvestment in a short time period and to better diversify maturities.   Average interest bearing liabilities were $805,855,000 in the second quarter of 2007, an increase of $12,970,000 from the same quarter in 2006.

Provision for Loan Losses

There was no provision for loan losses charged against earnings in the second quarter of 2007 compared to $225,000 in the second quarter of 2006.  The decrease was primarily a result of the calculation of adequacy in the allowance for loan losses at June 30, 2007, indicating no need for additional provision despite the increase in volume of loans.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the second quarter of 2007, the Corporation had net charge-offs of $1,000 compared with net charge-offs of $27,000 for the second quarter of 2006.

Other Income

Total other income was $2,542,000 for the three months ended June 30, 2007, a $75,000 or 3% decrease from the second quarter of 2006.  A gain on investment securities in 2006 of $204,000 was a primary reason for the decrease between the two periods. Fees from deposit accounts and ATM/debit card revenue increased by $58,000 or 8% due to revised fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $243,000 for the three months ended June 30, 2007, as compared to $153,000 during the second quarter of 2006, a 59% increase as a result of higher personal trust and estate settlement income. Earnings on bank-owned life insurance increased by $9,000, or 4%, as a result of an increase in value and higher crediting rates.  Commissions from insurance sales at the Corporation’s subsidiary, Russell Insurance Group, Inc., increased $9,000 or 1% due to higher contingency commission payments offset by lower commissions on renewals as premiums are lower in a soft insurance market.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $5,000 during the second quarter of 2007 as compared to the same period a year ago. During the second quarter of 2006, the Corporation expensed the severance costs related to the June 13, 2006, settlement with the former Secretary and Treasurer of the Corporation in the amount of approximately $133,000.  Otherwise, an increase in salaries and employee benefits was the result of:

•        Normal merit and promotion increases to employees; and,

•        Increased production-based incentive compensation for employees.

Partially offsetting increases was lower defined benefit pension expense of $91,000 due to the funded position and recent earnings on pension fund assets.

Net occupancy expense increased by $33,000 or 6% due to two new leased offices and higher maintenance.  Equipment expense decreased by $3,000, or less than 1%, as a result of lower depreciation expense.

Professional services expense totaled $200,000 during second quarter of 2007, as compared to $298,000 for the same period in 2006.  The decrease was due to timing and management of expenses relating to Sarbanes-Oxley §404, internal and external audit, and regulatory compliance.

Postage increased due to an expanded customer base and additional direct mail promotions, as well as a postage rate increase.

Advertising expenses increased by $173,000 or 80%, which included approximately $82,000 in the second quarter of 2007 to promote the 150th Anniversary of the bank subsidiary. The remainder of the increase included costs to further the growth and brand image of the Corporation, with variances due to different promotions in each period.

Other operating expenses totaled $1,014,000 during the quarter ended June 30, 2007, compared to $944,000 during the second quarter of 2006. Higher expenses in 2007 included electronic banking services which attract and maintain personal and business deposits.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

Net Interest Income

Net interest income totaled $12,190,000 during the six months ended June 30, 2007, compared to $12,497,000 for the same period in 2006, a decrease of $307,000 or 2%.  Net interest income was down because of changes in the funding mix to more expensive time deposits and because of rate increases on renewed time deposits and borrowings.  Interest expense increased $1,864,000 or 17%.  The increase in funding costs offset improvements to interest income which increased $1,557,000 or 7%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  The Corporation has a strategy to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2007 was 2.40% compared to 2.55% during the same period in 2006. The yield on interest earning assets increased by 0.29% and the cost of interest bearing liabilities increased by 0.45% when comparing the first six months of each year. The net interest margin was 2.75% for the first six months of 2007 and 2.85% for the first six months of 2006.

Average earning assets were $902,406,000 during the first six months of 2007, an increase of $9,641,000 over the average for the first six months of 2006.  Average interest bearing liabilities were $801,945,000 in the first six months of 2007, an increase of $7,260,000 over the same six month period in 2006.

Provision for Loan Losses

The provision for loan losses was $140,000 in the first six months of 2007 compared to $450,000 in the first six months of 2006, a decrease of $310,000 or 69%. The decrease was primarily a result of more certainty in the risk position and the continued absence of realized losses in the portfolio despite the increase in volume of loans.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first six months of 2007, the Corporation had net charge-offs of $1,000 compared with net recoveries of $9,000 for the first six months of 2006.

Other Income

Total other income was $5,282,000 for the six months ended June 30, 2007, a $171,000 or 3% increase from the first six months of 2006.  Gains on investment securities in 2006 of $204,000 exceeded gains on sales of investment securities and buildings in 2007 of $10,000 and $69,000, respectively.  Insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc., was similar between the two six month periods despite a continued soft insurance market.  Commission revenue in both years included contingent or extra commission payments from insurance carriers in approximately equal amounts.  The amount of contingent commissions is based on several factors, and the payments are at the discretion of various insurance carriers in accordance with state insurance regulations.  Fees from deposit accounts and ATM/debit card revenue increased by $167,000 or 13% due to revised fee schedules and higher volume. Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $427,000 for the six months ended June 30, 2007, as compared to $305,000 during the first six months of 2006, a 40% increase as a result of higher personal trust and estate settlement income. Earnings on bank-owned life insurance increased $39,000 or 10% as a result of an increase in value and higher crediting rates.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $91,000 for the six months ended June 30, 2007, as compared to the same period a year ago. During the second quarter of 2006, the Corporation expensed the severance costs related to the June 13, 2006, settlement with the former Secretary and Treasurer of the Corporation in the amount of approximately $133,000.  In 2007, an increase in salaries and employee benefits was the result of:

•        Normal merit and promotion increases to employees; and,

•        Increased production-based incentive compensation for employees.

Partially offsetting increases was lower defined benefit pension expense of $192,000 due to the funded position and recent earnings on pension fund assets.

Net occupancy expense increased by $36,000 or 3% due to two new leased offices and higher maintenance.  Equipment expense decreased $67,000 or 5% as a result of lower depreciation expense and less expensed equipment and software.

Professional services expense totaled $377,000 for the six months ended June 30, 2007, as compared to $603,000 for the same period in 2006.  The decrease was due to timing and management of expenses relating to Sarbanes-Oxley §404, internal and external audit, and regulatory compliance.

Postage increased due to an expanded customer base and additional direct mail promotions, as well as a postage rate increase.

Advertising expenses increased by $312,000 or 94%, which included approximately $138,000 in 2007 to promote the 150th Anniversary of the bank subsidiary. The remainder of the increase included costs to further the growth and brand image of the Corporation, with variances due to different promotions in each period.

Other operating expenses totaled $1,940,000 for the six months ended June 30, 2007, compared to $1,869,000 during the same period of 2006. Higher expenses in 2007 included electronic banking services which attract and maintain personal and business deposits.

Income Tax Expense

The Corporation recognized income taxes of $448,000, or 19.3% of pre-tax income during the second quarter of 2007 as compared to $487,000, or 20.1% of pre-tax income, during the same period in 2006. The Corporation recognized income taxes of $884,000, or 19.2% of pre-tax income, during the first six months of 2007 as compared to $916,000, or 20.0% of pre-tax income, during the same period in 2006. The variances from the federal statutory rate of 34% in all periods are generally due to tax-exempt income on securities, loans, bank owned life insurance and investments in low-income housing partnerships (which qualify for federal tax credits).  The lower effective tax rate in 2007 was a result of more tax advantaged municipal securities and loans. The income tax provision during the second quarter ended June 30, 2007 and 2006 included historical and low-income housing tax credits of $173,000 and $173,000, respectively.  The income tax provision during the six months ended June 30, 2007 and 2006 included historical and low-income housing tax credits of $346,000 and $346,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,002,109,000 at June 30, 2007, compared to $964,757,000 at December 31, 2006, and $956,965,000 at June 30, 2006. Average earning assets during the six months ended June 30, 2007, increased to $902,406,000 from $892,765,000 during the same period in 2006. Average interest bearing liabilities increased in 2007 to $801,945,000 from $794,685,000 in 2006.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The investment portfolio is comprised of U.S. Government agency, tax-free municipal and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.  Total investment securities increased by $20,200,000 compared to December 31, 2006.  This increase is the result of purchasing investment securities in anticipation of securities calls in the fourth quarter of 2007.  The purchases are to mitigate the risk of reinvestment in a short time period and to better diversify maturities.  Other investment calls projected for the fourth quarter are currently designated to provide funds to pay down borrowings and thus reduce a low-spread balance sheet leverage position. The result is expected to increase net interest margin, while total assets decrease.  The magnitude of these changes will be adjusted in the third and fourth quarter of 2007, depending on the slope of the yield curve and other funding sources and needs.

At June 30, 2007, the securities balance included a net unrealized loss of $3,291,000, net of taxes, on available-for-sale securities versus a net unrealized loss of $3,437,000, net of taxes, at December 31, 2006. The increase in interest rates since purchase led to the depreciation in the fair value of securities during both periods.  Although rising rates decreased the value of all securities, investments in U.S. Government agencies and mortgage-backed securities purchased during periods of low interest rates sustained the largest decreases.  Management has determined that the declines in fair value are not other than temporary.  All mortgage-backed security investments are pass through instruments issued by FNMA or FHLMC, which guarantee the timely payment of principal on these investments.

Loans

Loans outstanding increased by $25,627,000 or 5% from June 30, 2006, to June 30, 2007, and by $19,679,000 or 4% from December 31, 2006, to June 30, 2007. The growth in loans is consistent with the Corporation’s strategic direction to increase loans, a stable local economy, and lending to support existing customers. Compared to June 30, 2006, commercial loans grew by $23,000,000 or 10%. Commercial loan growth is the result of the strategy to actively lend to businesses in the bank’s market area. Additionally, ACNB has been able to participate with other local financial institutions on commercial lending credits. Residential real estate and home equity lending increased $4,000,000 or 1%, as a result of a slowing local housing market and customer desire for long-term fixed rate mortgages which the Corporation sells in the secondary market.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of loans to any one industry or customer.  The Corporation does not hold sub prime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2007, was $5,514,000 or 1.01% of loans, as compared to $4,915,000 or 0.95% of loans at June 30, 2006, and $5,375,000 or 1.02% of loans at December 31, 2006. The ratio of non-performing loans plus foreclosed assets to total assets was 0.48% at June 30, 2007, as compared to 0.47% at June 30, 2006, and 0.43% at December 31, 2006.

Loans past due 90 days and still accruing were $834,000 and nonaccrual loans were $3,972,000 as of June 30, 2007, substantially all of which are secured by real estate and are unrelated borrowers.  Loans past due 90 days and still accruing were $220,000 at December 31, 2006, while nonaccruals were $3,900,000.  The increase in loans past due 90 days or more is on loans that are considered well-secured and in the process of collection.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment primarily based on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The decrease in provision for loan losses expense in 2007 compared to 2006 was primarily a result of more certainty in the risk position and the continued absence of realized losses in the portfolio.

No additional funds are committed to be advanced in connection with impaired loans.

Deposits

ACNB continues to rely on deposit growth as a primary source of funds for lending activities. Deposits increased by $15,811,000 or 2% from June 30, 2006, to June 30, 2007.  Deposits increased by $24,749,000 or 4% from December 31, 2006, to June 30, 2007, with variations in customer funds held in transaction accounts used for cash flow needs.  In addition, deposit growth has been in promotional certificates of deposit, which attract funds from the Bank’s other deposit categories as well as provide new funding sources. Deposit costs increased during the first six months of 2007 due to certificate of deposit renewals and new funds in promotional products with rates higher than the overall cost of funds.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of June 30, 2007, short-term borrowings were $88,341,000, as compared to $59,983,000 at December 31, 2006, and $61,745,000 at June 30, 2006. The Corporation increased short-term borrowings by 47% from year-end 2006 to fund the pre-purchase of investment securities ahead of expected calls later in 2007.

Long-term debt consists primarily of advances from the FHLB to fund Adams County National Bank’s asset growth. Long-term debt totaled $130,384,000 at June 30, 2007, versus $145,520,000 at December 31, 2006, and $135,650,000 at June 30, 2006. The Corporation decreased long-term debt by 10% from year-end 2006 as a part of the strategy to de-leverage the balance sheet at year-end 2007.

Capital

ACNB’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its ‘well-capitalized’ position.  Total stockholders’ equity was $78,899,000 at June 30, 2007, compared to $77,304,000 at December 31, 2006, and $73,189,000 at June 30, 2006.  Stockholders’ equity increased in the first six months of 2007 due to earnings retained in capital.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2007, ACNB earned $3,732,000 and paid dividends of $2,283,000 for a net retainage of $1,449,000 or 39%. During the first six months of 2006, ACNB earned $3,657,000 and paid dividends of $2,283,000 for a net retainage of $1,374,000 or 38%.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of June 30, 2007, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	June 30, 2007	December 31, 2006
Tier 1 leverage ratio
(to average assets)	7.67%	7.74%
Tier 1 risk-based capital ratio
(to risk-weighted assets)	12.19%	12.65%
Total risk-based capital ratio	13.09%	13.58%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2007, ACNB had a borrowing capacity of approximately $463,000,000 from the FHLB of which $276,000,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $25,691,000 and $19,919,000 at June 30, 2007, and December 31, 2006, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,143,000 at June 30, 2007.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 30, 2007, the Corporation had unfunded outstanding commitments to extend credit of $128,000,000 and outstanding standby letters of credit of $4,600,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a. An annual meeting of shareholders was held at 1:00 p.m. on May 1, 2007, at ACNB Corporation Operations Center,
    100 V-Twin Drive, Gettysburg, PA 17325.

b. Six matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at thirteen (13):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,201,215	37,022	63,323

Proposal to fix the number of Class 1 Directors at five (5):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,203,112	36,095	62,353

Proposal to fix the number of Class 2 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,205,177	34,240	62,143

Proposal to fix the number of Class 3 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,208,522	30,908	62,130

Election of five (5) Class 1 Directors to serve for a three-year term:

Director	Term Expires	Votes Cast “FOR”	Votes “WITHHELD”
Ronald L. Hankey	2010	4,078,156	223,404
James J. Lott	2010	4,179,796	121,764
Robert W. Miller	2010	4,202,223	99,337
Marian B. Schultz	2010	4,203,527	98,033
James E. Williams	2010	4,199,223	102,337

To ratify the selection of Beard Miller Company LLP as ACNB Corporation’s independent auditors for the year ending December 31, 2007.

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes “ABSTAINED”
4,237,148	32,165	32,247

Names of Directors whose terms continue after the meeting.

Director	Term Expires

Wayne E. Lau	2009
Alan J. Stock	2009
Jennifer L. Weaver	2009
Harry L. Wheeler	2009
Philip P. Asper	2008
Frank Elsner, III	2008
Daniel W. Potts	2008
Thomas A. Ritter	2008

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

ACNB CORPORATION (Registrant)

August 9, 2007	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Senior Vice President & Chief Financial Officer