Form 10-Q
period 2007-09-30
ACNB CORP
filed 2007-11-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the Registrant’s Common Stock outstanding on October 15, 2007, was 5,706,970.

Part I

ACNB Corporation

ITEM 1 - FINANCIAL Information

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2007	September 30, 2006	December 31, 2006

ASSETS

Cash and due from banks	$17,869	$18,800	$19,764
Interest bearing deposits in banks	892	894	892

Cash and Cash Equivalents	18,761	19,694	20,656

Securities available for sale	351,344	332,474	336,251
Securities held to maturity, fair value $14,615; $16,831; $16,496	14,642	16,884	16,546
Loans held for sale	1,025	729	601
Loans, net of allowance for loan losses $5,537; $5,173; $5,375	545,770	523,526	518,843
Premises and equipment	14,404	14,955	14,871
Restricted investment in bank stocks	11,506	10,810	10,263
Investment in bank-owned life insurance	24,060	21,697	21,901
Investments in low-income housing partnerships	5,088	5,313	5,202
Other assets	19,610	18,400	19,623

Total Assets	$1,006,210	$964,482	$964,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$81,180	$79,762	$74,919
Interest bearing	606,121	589,465	594,786

Total Deposits	687,301	669,227	669,705

Short-term borrowings	109,488	95,622	59,983
Long-term borrowings	115,315	115,586	145,520
Other liabilities	12,009	7,076	12,245

Total Liabilities	924,113	887,511	887,453

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,706,970, 5,436,101 and 5,706,970 shares issued and outstanding, respectively	14,267	13,590	14,267
Additional paid-in capital	4,741	—	4,741
Retained earnings	65,234	67,694	62,845
Accumulated other comprehensive loss	(2,145)	(4,313)	(4,549)

Total Stockholders’ Equity	82,097	76,971	77,304

Total Liabilities and Stockholders’ Equity	$1,006,210	$964,482	$964,757

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2007	2006	2007	2006

INTEREST INCOME
Loans, including fees	$9,059	$8,629	$26,629	$24,620
Securities:
Taxable	3,811	3,278	10,294	10,017
Tax-exempt	340	227	955	684
Dividends	147	131	485	409
Other	39	36	123	104

Total Interest Income	13,396	12,301	38,486	35,834

INTEREST EXPENSE
Deposits	4,367	3,850	12,626	10,902
Short-term borrowings	1,156	878	2,319	1,993
Long-term debt	1,572	1,348	5,050	4,217

Total Interest Expense	7,095	6,076	19,995	17,112

Net Interest Income	6,301	6,225	18,491	18,722

Provision for Loan Losses	25	225	165	675

Net Interest Income after Provision for Loan Losses	6,276	6,000	18,326	18,047

OTHER INCOME
Service charges on deposit accounts	521	507	1,542	1,409
Income from fiduciary activities	253	199	680	504
Earnings on investment in bank-owned life insurance	229	214	672	618
Gains on sales of securities	—	—	10	204
Service charges on ATM and debit card transactions	242	222	708	640
Commissions from insurance sales	962	971	3,287	3,308
Other	234	233	824	774

Total Other Income	2,441	2,346	7,723	7,457

OTHER EXPENSES
Salaries and employee benefits	3,234	3,046	9,901	9,622
Net occupancy expense	543	527	1,713	1,661
Equipment expense	527	619	1,715	1,874
Other tax expense	184	182	502	606
Professional services	216	259	593	862
Supplies and postage	183	178	596	571
Advertising expense	263	178	906	510
Other operating	961	910	2,901	2,778

Total Other Expenses	6,111	5,899	18,827	18,484

Income before Income Taxes	2,606	2,447	7,222	7,020

PROVISION FOR INCOME TAXES	524	541	1,408	1,457

Net Income	$2,082	$1,906	$5,814	$5,563
PER SHARE DATA
Basic earnings	$0.35	$0.32	$0.97	$0.93

Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006 (Unaudited)

Dollars in thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE - DECEMBER 31, 2005	$13,590	—	$65,556	$(5,136)	$74,010
Comprehensive income:
Net income	—	—	5,563	—	5,563
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	823	823

Total Comprehensive Income					6,386

Cash dividends declared	—	—	(3,425)	—	(3,425)

BALANCE - SEPTEMBER 30, 2006	$13,590	$—	$67,694	$(4,313)	$76,971

BALANCE - DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304

Comprehensive income :
Net income	—	—	5,814	—	5,814
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	2,404	2,404

Total Comprehensive Income					8,218

Cash dividends declared	—	—	(3,425)	—	(3,425)

BALANCE - SEPTEMBER 30, 2007	$14,267	$4,741	$65,234	$(2,145)	$82,097

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,814	$5,563
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and property	(281)	(158)
Earnings on investment in bank-owned life insurance	(672)	(618)
Gains on sales of securities	(10)	(204)
Deferred income taxes	(362)	(140)
Depreciation and amortization	1,245	1,351
Provision for loan losses	165	675
Net amortization of investment securities premiums	334	710
Increase in interest receivable	(937)	(597)
Increase in interest payable	712	864
Increase in mortgage loans held for sale	(215)	(511)
Decrease in other assets	432	638
Decrease in other liabilities	(2,044)	(562)

Net Cash Provided by Operating Activities	4,181	7,011

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,854	2,199
Proceeds from maturities of investment securities available for sale	88,941	17,084
Proceeds from sales of investment securities available for sale	1,589	—
Purchase of investment securities available for sale	(101,073)	—
Net purchase of restricted investment in bank stocks	(1,243)	(1,757)
Purchase of bank-owned life insurance	(1,525)	—
Net increase in loans	(27,092)	(35,396)
Purchase of insurance book of business	(429)	—
Investments in low-income housing partnerships	(131)	—
Capital expenditures	(633)	(1,265)
Proceeds from sales of property	195	—

Net Cash Used in Investing Activities	(39,547)	(19,135)

Cash Flows from Financing Activities
Net increase in demand deposits, interest bearing deposits, and savings accounts	6,261	334
Net increase (decrease) in time certificates of deposit	11,335	(10,488)
Net increase in short-term borrowings	49,505	36,315
Dividends paid	(3,425)	(3,425)
Proceeds from long-term borrowings	40,000	45,000
Repayments on long-term borrowings	(70,205)	(55,192)

Net Cash Provided by Financing Activities	33,471	12,544

Net Increase (Decrease) in Cash and Cash Equivalents	(1,895)	420

CASH AND CASH EQUIVALENTS – BEGINNING	20,656	19,274

CASH AND CASH EQUIVALENTS – ENDING	$18,761	$19,694

Interest paid	$19,283	$16,248
Income taxes paid	$1,075	$2,197
Loans transferred to foreclosed real estate	$—	$203

The accompanying notes are an integral part of the consolidated financial statements.

ACNB Corporation

Item 1 - Notes to Consolidated Financial Statements

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of September 30, 2007 and 2006, and the results of its operations, changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2007 and 2006.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2006 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 16, 2007.  The results of operations for the nine month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the September 30, 2006, balances have been reclassified to conform with the 2007 presentation.  Such reclassifications had no impact on net income.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,992,319 weighted average shares of common stock outstanding for all periods presented.  The weighted average shares have been retroactively adjusted to give effect to a 5% common stock dividend effective December 2006 and the 5% common stock dividend declared October 23, 2007.  The Corporation does not have dilutive securities outstanding.

3.                                       Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$125	$142	$375	$426
Interest cost	211	213	633	639
Expected return on plan assets	(295)	(254)	(885)	(762)
Recognized net actuarial loss	—	31	—	93
Other, net	13	13	39	39

Net Periodic Benefit Cost	$54	$145	$162	$435

The Corporation previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $1,250,000 to its pension plan in 2007.  As of September 30, 2007, $0 of contributions have been made, with the full contribution expected to be made in the fourth quarter of 2007.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $4,833,000 in standby letters of credit, as of September 30, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of September 30, 2007, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month and nine month periods ended September 30, 2007 and 2006.  The components of other comprehensive income for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Unrealized holding gains on available for sale securities arising during the period	$3,423	$4,643	$3,654	$1,473
Reclassification of gains realized in net income	—	—	10	204

Net Unrealized Gains	3,423	4,643	3,644	1,269

Tax effect	(1,165)	(1,625)	(1,240)	(446)

Other Comprehensive Income	$2,258	$3,018	$2,404	$823

6.                                       Segment Information

Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three and nine month periods ended September 30, 2007 and 2006, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Commissions from insurance sales	$962	$971	$3,287	$3,308
Income before income taxes	$177	$223	$867	$1,051

Total assets			$11,869	$8,504

In June 2007, Russell Insurance Group acquired an additional book of business for an estimated purchase price of $708,000; the final purchase price is dependent on the active customer list as of October 31, 2007, based on a predetermined multiple.  A down payment of 60% of the estimated purchase price, or $429,000, was paid on June 22, 2007.  The final payment will be paid on or about November 15, 2007.  It is anticipated that substantially all of the purchase price will be allocated to a customer list intangible asset.

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

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an allowance for loan losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period.  The Corporation assesses the adequacy of its allowance on a quarterly basis.  The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, “Allowance for Loan Losses”, in a subsequent section of the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its goodwill from its most recent testing, which was performed as of December 31, 2006.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.  Other acquired intangible assets with infinite lives, such as core deposit intangibles, are required to be amortized over the estimated lives.  Core deposit and other intangibles are generally amortized using the accelerated methods over estimated useful lives of ten to fifteen years.

NEW ACCOUNTING PRONOUNCEMENTS

FIN No. 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 on the Corporation’s financial statements was not material.

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

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This option is available to all entities, including not-for-profit organizations.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  Some requirements apply differently to entities that do not report net income.  The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

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

EITF 06-5

On September 7, 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”. The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons”. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of adopting EITF 06-5 on the Corporation’s consolidated financial statements was not material.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (EITF 06-10), “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2007, was $2,082,000 compared to $1,906,000 for the same quarter in 2006, an increase of $176,000 or 9%.  Earnings per share increased from $0.33 in 2006 to $0.36 in 2007.  Net interest income increased $76,000 or 1%; provision for loan losses decreased $200,000 or 89%; other income increased $95,000 or 4%; and, other expenses increased $212,000 or 4%.

Net income for the nine months ended September 30, 2007, was $5,814,000 compared to $5,563,000 for the same nine month period in 2006, an increase of $251,000 or 5%.  Earnings per share increased to $1.02 in 2007 from $0.97 in 2006.  Net interest income decreased $231,000 or 1%; provision for loan losses decreased $510,000 or 76%; other income increased $266,000 or 4%; and, other expenses increased $343,000 or 2%.

Quarter ended September 30, 2007, compared to quarter ended September 30, 2006

Net Interest Income

Net interest income totaled $6,301,000 during the quarter ended September 30, 2007, compared to $6,225,000 for the same period in 2006, an increase of $76,000 or 1%. Net interest income increased despite an increase in interest expense from changes in the funding mix to more expensive time deposits and because of rate increases on renewed time deposits and borrowings. Interest expense increased $1,019,000 or 17%.  The increase in funding costs was offset by improvements to interest income, which increased $1,095,000 or 9%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  In addition, a program of purchasing investment securities in anticipation of securities calls in the fourth quarter of 2007 resulted in an increase in securities interest income of $665,000 compared to the same quarter in 2006.  The purchases are to mitigate the risk of reinvestment in a short time period and to better diversify maturities.  The funding for the purchases included short-term borrowings that can be repaid when the securities are called in the fourth quarter.

The net interest spread for the third quarter of 2007 was 2.29% compared to 2.54% during the same period in 2006.  Also comparing the third quarter of 2007 to 2006, the yield on interest earning assets increased by 0.07% and the cost of interest bearing liabilities increased by 0.32%.  The net interest margin was 2.66% for the third quarter of 2007 and 2.84% for the third quarter of 2006.

Average earning assets were $945,819,000 during the third quarter of 2007, an increase of $66,309,000 over the average for the third quarter of 2006.  Earning assets increased due to loan growth and purchases of investment securities in anticipation of securities calls in the fourth quarter of 2007.  Average interest bearing liabilities were $840,761,000 in the third quarter of 2007, an increase of $47,658,000 from the same quarter in 2006.

Provision for Loan Losses

There was a $25,000 provision for loan losses charged against earnings in the third quarter of 2007 compared to $225,000 in the third quarter of 2006.  The decrease was primarily a result of the calculation of adequacy in the allowance for loan losses at September 30, 2007, indicating less need for provision than in the same period of 2006.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the third quarter of 2007, the Corporation had net charge-offs of $2,000 compared with net recoveries of $33,000 for the third quarter of 2006.  For further information, refer to the Allowance for Loan Losses discussion in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $2,441,000 for the three months ended September 30, 2007, a $95,000 or 4% increase from the third quarter of 2006.  Fees from deposit accounts increased by $14,000 or 3% due to revised fee schedules and higher volume. ATM/debit card revenues increased by $20,000 or 9% due primarily to higher volume.  Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $253,000 for the three months ended September 30, 2007, as compared to $199,000 during the third quarter of 2006, a 27% increase as a result of assets under management growth and estate settlement income. Earnings on bank-owned life insurance increased by $15,000 or 7% as a result of an increase in value and higher crediting rates.  Commissions from insurance sales at the Corporation’s subsidiary, Russell Insurance Group, Inc., decreased $9,000 or less than 1% due to lower commissions in a soft commercial insurance market.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $188,000 or 6% during the third quarter of 2007 as compared to the same period a year ago. The increase in salaries and employee benefits was the result of:

•                  An increase in the number of full-time equivalent employees due to growth and expansion;

•                  Normal merit and promotion increases to employees; and,

•                  Increased production-based incentive compensation for employees.

Partially offsetting increases was lower defined benefit pension expense of $91,000 due to the funded position and recent earnings on pension fund assets.

Net occupancy expense increased by $16,000 or 3% due to two new leased offices and higher maintenance.  Equipment expense decreased by $92,000 or 15% as a result of lower leased equipment and outsourced processing expenses.

Professional services expense totaled $216,000 during the third quarter of 2007, as compared to $259,000 for the same period in 2006.  The decrease was due to management of expenses relating to Sarbanes-Oxley §404, internal and external audit, and regulatory compliance.

Advertising expenses increased by $85,000 or 48%. The increase included costs to further the growth and brand image of the Corporation, with variances due to different promotions in each period.

Other operating expenses totaled $961,000 during the quarter ended September 30, 2007, compared to $910,000 during the third quarter of 2006. Higher expenses in 2007 included training/education expenditures and losses on deposit accounts.

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

Net Interest Income

Net interest income totaled $18,491,000 during the nine months ended September 30, 2007, compared to $18,722,000 for the same period in 2006, a decrease of $231,000 or 1%.  Net interest income was down because of changes in the funding mix to more expensive time deposits and because of rate increases on renewed time deposits and borrowings.  Interest expense increased $2,883,000 or 17%.  The increase in funding costs offset improvements to interest income which increased $2,652,000 or 7%.  Improvement in interest income was a result of more volume, a better mix of higher-earning loans, and interest rate increases.  In addition, a program of purchasing investment securities in anticipation of securities calls in the fourth quarter of 2007 resulted in an increase in securities interest income of $643,000 compared to the same nine months in 2006.  The funding for the purchases included short-term borrowings that can be repaid when the securities are called in the fourth quarter.

The net interest spread for the first nine months of 2007 was 2.36% compared to 2.52% during the same period in 2006. The yield on interest earning assets increased by 0.24% and the cost of interest bearing liabilities increased by 0.40% when comparing the first nine months of each year. The net interest margin was 2.72% for the first nine months of 2007 and 2.84% for the first nine months of 2006.

Average earning assets were $917,036,000 during the first nine months of 2007, an increase of $25,371,000 over the average for the first nine months of 2006.  Average interest bearing liabilities were $815,026,000 in the first nine months of 2007, an increase of $22,319,000 over the same nine month period in 2006.

Provision for Loan Losses

The provision for loan losses was $165,000 in the first nine months of 2007 compared to $675,000 in the first nine months of 2006, a decrease of $510,000 or 76%. The decrease was primarily a result of the limited increase in the risk position during the intervening period and the continued absence of realized losses in the portfolio despite the increase in outstanding loans.  ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first nine months of 2007, the Corporation had net charge-offs of $3,000 compared with net recoveries of $42,000 for the first nine months of 2006. For further information, refer to the Allowance for Loan Losses discussion in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $7,723,000 for the nine months ended September 30, 2007, a $266,000 or 4% increase from the first nine months of 2006.  Gains on investment securities in 2006 of $204,000 exceeded gains on sales of investment securities and buildings in 2007 of $10,000 and $72,000, respectively.  Income on sales of loans increased $51,000 in 2007 as more fixed rate mortgages were sold.  Insurance sales commissions by the Corporation’s subsidiary, Russell Insurance Group, Inc., were similar between the two nine month periods despite a continued soft insurance market.  Commission revenue in both years included contingent or extra commission payments from insurance carriers in approximately equal amounts.  The amount of contingent commissions is based on several factors, and the payments are at the discretion of various insurance carriers in accordance with state insurance regulations.  Fees from deposit accounts increased by $133,000 or 9% due to revised fee schedules and higher volume. ATM/debit card revenues increased by $68,000 or 11% due primarily to higher volume.  Income from fiduciary activities, which includes both institutional and personal trust management services, totaled $680,000 for the nine months ended September 30, 2007, as compared to $504,000 during the first nine months of 2006, a 35% increase as a result of more assets under management and estate settlement income. Earnings on bank-owned life insurance increased $54,000 or 9% as a result of an increase in value and higher crediting rates.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $279,000 for the nine months ended September 30, 2007, as compared to the same period a year ago. During the second quarter of 2006, the Corporation expensed the severance costs related to the June 13, 2006, settlement with the former Secretary and Treasurer of the Corporation in the amount of approximately $133,000.  In 2007, an increase in salaries and employee benefits was the result of:

•                  An increase in the number of full-time equivalent employees due to growth and expansion;

•                  Normal merit and promotion increases to employees; and,

•                  Increased production-based incentive compensation for employees.

Partially offsetting increases was lower defined benefit pension expense of $273,000 due to the funded position and recent earnings on pension fund assets.

Net occupancy expense increased by $52,000 or 3% due to two new leased offices and higher maintenance.  Equipment expense decreased $159,000 or 8% as a result of lower leased equipment and outsourced processing expenses.

Professional services expense totaled $593,000 for the nine months ended September 30, 2007, as compared to $862,000 for the same period in 2006.  The decrease was due to timing and management of expenses relating to Sarbanes-Oxley §404, internal and external audit, and regulatory compliance, mainly in the first half of the year.

Supplies and postage increased due to an expanded customer base and additional direct mail promotions, as well as a postage rate increase.

Advertising expenses increased by $396,000 or 78%, which included approximately $144,000 in 2007 to promote the 150th Anniversary of the bank subsidiary. The remainder of the increase included costs to further the growth and brand image of the Corporation, with variances due to different promotions in each period.

Other operating expenses totaled $2,901,000 for the nine months ended September 30, 2007, compared to $2,778,000 during the same period of 2006. Higher expenses in 2007 included electronic banking services which attract and maintain deposits, as well as training/educational expenditures and deposit losses.

Income Tax Expense

The Corporation recognized income taxes of $524,000 or 20% of pre-tax income during the third quarter of 2007, as compared to $541,000 or 22% of pre-tax income during the same period in 2006. The Corporation recognized income taxes of $1,408,000 or 20% of pre-tax income during the first nine months of 2007, as compared to $1,457,000 or 21% of pre-tax income during the same period in 2006. The variances from the federal statutory rate of 34% in all periods are generally due to tax-exempt income on securities, loans, bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).  The lower effective tax rate in 2007 was a result of more tax advantaged municipal securities and loan income. The income tax provision during the third quarter ended September 30, 2007 and 2006 included historical and low-income housing tax credits of $172,000 in both periods.  The income tax provision during the nine months ended September 30, 2007 and 2006 included historical and low-income housing tax credits of $517,000 in both periods.

FINANCIAL CONDITION

Assets totaled $1,006,210,000 at September 30, 2007, compared to $964,757,000 at December 31, 2006, and $964,482,000 at September 30, 2006. Average earning assets during the nine months ended September 30, 2007, increased to $939,652,000 from $893,121,000 during the same period in 2006. Average interest bearing liabilities increased in 2007 to $834,213,000 from $792,767,000 in 2006.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The investment portfolio is comprised of U.S. Government agency, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.  Total investment securities increased by $13,189,000 compared to December 31, 2006.  This increase is the result of purchasing investment securities in anticipation of securities calls in the fourth quarter of 2007.  The purchases are to mitigate the risk of reinvestment in a short time period and to better diversify maturities.  Investment calls projected for the fourth quarter are currently designated to provide funds to pay down borrowings, and thus reduce a low-spread balance sheet leverage position. The result is expected to increase net interest margin, while total assets decrease.  The magnitude of these changes will be adjusted in fourth quarter of 2007, depending on the slope of the yield curve and other funding sources and needs.

At September 30, 2007, the securities balance included a net unrealized loss of $1,033,000, net of taxes, on available for sale securities versus a net unrealized loss of $3,437,000, net of taxes, at December 31, 2006. The increase in interest rates since the purchase of securities led to the depreciation in the fair value of securities during both periods.  Investments in U.S. Government agency mortgage-backed securities purchased during periods of low interest rates sustained the larger decreases in fair value.  Management has determined that the declines in fair value are not other than temporary.  All mortgage-backed security investments are pass through instruments issued by Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.  During the third quarter of 2007 a $6 million GMAC bond that was below investment grade paid in full at maturity.

Loans

Loans outstanding increased by $22,904,000 or 4% from September 30, 2006, to September 30, 2007, and by $27,513,000 or 5% from December 31, 2006, to September 30, 2007. The growth in loans is consistent with the Corporation’s strategic direction to increase loans, a stable local economy, and lending to support existing customers. Compared to September 30, 2006, commercial loans grew by $30,500,000 or 13%. Commercial loan growth is the result of the strategy to actively lend to businesses in the banking subsidiary’s market area. Additionally, ACNB has been able to participate with other local financial institutions on commercial lending credits. Residential real estate and home equity lending decreased by $3,300,000 or 1%, as a result of a slowing local housing market and customer desire for long-term fixed rate mortgages which the Corporation sells in the secondary market.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of total loans to any one industry or customer.  The Corporation does not hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2007, was $5,537,000 or 1.00% of loans, as compared to $5,173,000 or 0.98% of loans at September 30, 2006, and $5,375,000 or 1.02% of loans at December 31, 2006. The ratio of non-performing loans plus foreclosed assets to total assets was 0.51% at September 30, 2007, as compared to 0.47% at September 30, 2006, and 0.43% at December 31, 2006.

Loans past due 90 days and still accruing were $1,126,000 and nonaccrual loans were $4,050,000 as of September 30, 2007, substantially all of which are secured by real estate and are unrelated borrowers.  Loans past due 90 days and still accruing were $220,000 at December 31, 2006, while nonaccruals were $3,900,000.  The increase in loans past due 90 days or more is on loans that are considered to be well secured and in the process of collection.  Impaired loans totaled $15,239,000 at September 30, 2007, an increase of $8,257,000 from the impaired loans reported at December 31, 2006.  Of this increase, loans totaling $4,562,000 were considered to be well secured by real estate and other collateral.  The Corporation had net recoveries (amounts recovered on loans previously charged-off exceeded new loans charged-off) of $2,000 and $49,000 for the years ended December 31, 2005 and 2006, respectively.  The Corporation had net charge-offs of $3,000 for the nine months ended September 30, 2007.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of two basic components, the first of which is individual loan impairment based primarily on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for this evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are then grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The decrease in provision for loan losses expense in 2007 compared to 2006 was primarily a result of stabilization of the risk position and the continued absence of realized losses in the loan portfolio.

Deposits

ACNB continues to rely on deposit growth as a primary source of funds for lending activities. Deposits increased by $18,074,000 or 3% from September 30, 2006, to September 30, 2007.  Deposits increased by $17,596,000 or 3% from December 31, 2006, to September 30, 2007, with seasonal and other variations in funds held in customer transaction accounts used for cash flow needs.  In addition, deposit growth has primarily been in promotional certificates of deposit, which attract funds from the banking subsidiary’s lower-cost deposit categories as well as from new funding sources. Deposit costs increased during the first nine months of 2007 due to certificate of deposit renewals and new funds in promotional products with rates higher than the overall cost of funds.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of September 30, 2007, short-term borrowings were $109,488,000, as compared to $59,983,000 at December 31, 2006, and $95,622,000 at September 30, 2006. The Corporation increased short-term borrowings by 83% from year-end 2006 to fund the pre-purchase of investment securities ahead of expected calls later in 2007.

Long-term debt consists primarily of advances from the FHLB to fund the banking subsidiary’s asset growth. Long-term debt totaled $115,315,000 at September 30, 2007, versus $145,520,000 at December 31, 2006, and $115,586,000 at September 30, 2006. The Corporation decreased long-term debt by 21% from year-end 2006 as a part of the strategy to continue to de-leverage the balance sheet through 2007.

Capital

ACNB’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its well-capitalized position.  Total stockholders’ equity was $82,097,000 at September 30, 2007, as compared to $77,304,000 at December 31, 2006, and $76,971,000 at September 30, 2006.  Stockholders’ equity increased in the first nine months of 2007 due to earnings retained in capital and improvement in the fair value of securities available for sale.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2007, ACNB earned $5,814,000 and paid dividends of $3,425,000 for a net retainage of $2,389,000 or 41%. During the first nine months of 2006, ACNB earned $5,563,000 and paid dividends of $3,425,000 for a net retainage of $2,138,000 or 38%.

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

Quantitative measures established by regulation to ensure capital adequacy requires ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of September 30, 2007, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	September 30, 2007	December 31, 2006
Tier 1 leverage ratio (to average assets)	7.49%	7.74%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.26%	12.65%
Total risk-based capital ratio	13.16%	13.58%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2007, ACNB had a borrowing capacity of approximately $500,443,000 from the FHLB of which $311,815,000 was available.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $30,408,000 and $19,919,000 at September 30, 2007, and December 31, 2006, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,843,000 at September 30, 2007.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2007, the Corporation had unfunded outstanding commitments to extend credit of $120,000,000 and outstanding standby letters of credit of $4,800,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  It was determined that there are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NOTHING TO REPORT.

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

Exhibit 10.4

Director Supplemental Life Insurance Plan - Applicable to Philip P. Asper, Frank Elsner III, Wayne E. Lau, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5

Director Fee Deferral Agreement - Applicable to Frank Elsner III, Wayne E. Lau, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

ACNB CORPORATION (Registrant)

November 9, 2007	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Senior Vice President & Chief Financial Officer