Form 10-K
period 2007-12-31
ACNB CORP
filed 2008-03-14
CIK 715579

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2007
OR
☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-11783

ACNB CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2233457 (I.R.S. Employer Identification No.)
16 Lincoln Square, Gettysburg, Pennsylvania (Address of principal executive offices)	17325-3129 (Zip Code)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant at June 30, 2007, was approximately $101,505,000.

        The number of shares of the Registrant's Common Stock outstanding on March 6, 2008, was 5,990,943.

Documents Incorporated by Reference

        Portions of the Registrant's 2008 definitive Proxy Statement are incorporated by reference into Part III of this report.

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

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation is a $927 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's operations are conducted through its primary operating subsidiary, Adams County National Bank, with twenty-one retail banking offices in Adams, Cumberland and York Counties, as well as a loan production office in Franklin County, Pennsylvania. The Corporation was formed in 1982, then became the holding company for Adams County National Bank in 1983.

        On November 19, 2004, ACNB Corporation entered into a definitive agreement to purchase Russell Insurance Group, Inc. Under the terms of the definitive agreement, ACNB Corporation agreed to pay $4,750,000 in cash to acquire Russell Insurance Group, Inc. Additional consideration of up to $3,000,000 was subject to the achievement of performance criteria over the next three years. On January 5, 2005, ACNB Corporation completed the acquisition of Russell Insurance Group, Inc. and Russell Insurance Group, Inc. began to operate as a separate subsidiary of ACNB Corporation. In addition, ACNB entered into a three-year employment contract with Frank C. Russell, Jr., President and Chief Executive Officer of Russell Insurance Group, Inc. Another three-year employment agreement commencing January 1, 2008, was entered into on November 9, 2007.

        ACNB's major source of operating funds is dividends that it receives from its subsidiary bank. ACNB's expenses consist principally of losses from low-income housing investments and interest paid on a term loan used to purchase Russell Insurance Group. Inc. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

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

BANKING SUBSIDIARY

Adams County National Bank

        Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2007, Adams County National Bank had total assets of $911 million, total loans of $549 million, and total deposits of $671 million.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, the Bank has fourteen branches in Adams County, three branches in York County, and three branches in Cumberland County, as well as a loan production office in Franklin County, Pennsylvania. Adams County National Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Internet and Telephone Banking. The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the Bank's deposits.

        Commercial lending includes commercial mortgages, real estate development and construction, accounts receivable and inventory financing, and agricultural loans. Consumer lending programs include home equity loans and lines of credit, automobile and recreational vehicle loans, manufactured housing loans, and personal lines of credit. Mortgage lending programs include personal residential mortgages, residential construction loans, and investment mortgage loans.

NONBANKING SUBSIDIARIES

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2007, totaled $276,000.

Russell Insurance Group, Inc.

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

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary, as well as funding sources on the capital markets that exceed ACNB's availability. The increased competition has resulted from a changing legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet.

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

        REGULATION W—Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. ACNB Corporation and Russell Insurance Group, Inc. are considered to be affiliates of Adams County National Bank.

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

  •
  Expedited filing requirements for Forms 4;

  •
  Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  •
  "Real time" filing of periodic reports;

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

Regulation of Bank

        The operations of the subsidiary bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The subsidiary bank's operations are also subject to regulations of the Office of the Comptroller of the Currency, Federal Reserve and FDIC.

        The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the subsidiary bank's depositors rather than ACNB's shareholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council, or FFIEC.

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

        COMMUNITY REINVESTMENT ACT OF 1977—Under the Community Reinvestment Act of 1977, the Office of the Comptroller of the Currency (the "OCC") is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger, or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating like "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

  •
  Investment Portfolio

  •
  Loan Maturity and Interest Rate Sensitivity

  •
  Loan Portfolio

  •
  Allocation of Allowance for Loan Losses

  •
  Deposits

  •
  Short-Term Borrowings

AVAILABLE INFORMATION

        The Corporation's reports, proxy statements, and other information are available for inspection and copying at the SEC Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at (202) 551-8090. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is http://www.sec.gov.

        Upon a stockholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President, Secretary and Treasurer, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com.

EMPLOYEES

        As of December 31, 2007, ACNB had 266 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ITEM 1A—RISK FACTORS

ACNB IS SUBJECT TO INTEREST RATE RISK.

        ACNB's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond ACNB's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest ACNB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) ACNB's ability to originate loans and obtain deposits, (ii) the fair value of ACNB's financial assets and liabilities, and (iii) the average duration of ACNB's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, ACNB's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

        Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on ACNB's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2007, approximately 42% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB'S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.

        ACNB maintains an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on ACNB's financial condition and results of operations.

COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB'S PROFITABILITY.

        ACNB's banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies, and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation's net income by decreasing the number and size of loans that its banking subsidiary originate and the interest rates they may charge on these loans.

        In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB's competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect ACNB's ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

        ACNB's banking subsidiary also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, and governmental organizations which may offer more favorable terms. Some of its nonbank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such nonbank competitors may have advantages over ACNB's banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share, and adversely affect its earnings and financial condition.

ACNB'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

        Management regularly reviews and updates ACNB's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB's business, results of operations and financial condition.

ACNB'S ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON DIVIDENDS FROM ITS BANKING SUBSIDIARY, WHICH IS SUBJECT TO REGULATORY LIMITS.

        ACNB is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to its profitability, financial condition, capital expenditures, and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that ACNB will generate adequate cash flow to pay dividends in the future. ACNB's failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

ACNB'S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.

        ACNB's success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the southcentral Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB's products and services as well as the ability of ACNB's customers to repay loans, the value of the collateral securing loans, and the stability of ACNB's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB's financial condition and results of operations.

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT ACNB TO ADDITIONAL RISKS.

        From time to time, ACNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, ACNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of ACNB's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on ACNB's business, results of operations and financial condition.

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because of their skills, knowledge of ACNB's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. ACNB does not currently have employment agreements or non-competition agreements with any of its senior officers, except its President and Executive Vice President.

ACNB IS SUBJECT TO CLAIMS AND LITIGATION PERTAINING TO FIDUCIARY RESPONSIBILITY.

        From time to time, customers make claims and take legal action pertaining to ACNB's performance of its fiduciary responsibilities. Whether customer claims and legal action related to ACNB's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to ACNB they may result in significant financial liability and/or adversely affect the market perception of ACNB and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on ACNB's business, which, in turn, could have a material adverse effect on ACNB's financial condition and results of operations.

THE TRADING VOLUME IN ACNB'S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

        ACNB's common stock trades on the Over The Counter Bulletin Board, and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of ACNB's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which ACNB has no control. Given the lower trading volume of ACNB's common stock, significant sales of ACNB's common stock, or the expectation of these sales, could cause ACNB's stock price to fall.

ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.

        ACNB is subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB's results of operations and financial condition.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Adams County National Bank, in addition to its main office, had a retail banking office network of twenty offices at December 31, 2007. All offices are located in Adams County with the exception of three offices located in Cumberland County and three offices located in York County. There is also a loan production office situated in Franklin County. Offices at fifteen locations are owned, while seven are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2007, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by governmental authorities.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        There were no matters submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. There were 20,000,000 shares of common stock authorized at December 31, 2007, and 5,990,943 shares outstanding. As of November 30, 2007, ACNB had approximately 2,643 stockholders of record. There is no other class of stock authorized or outstanding. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB. ACNB Corporation has no equity compensation plans.

        There have been no unregistered sales of stock in 2007, 2006 or 2005.

        The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2007:
First Quarter	$19.38	$17.25	$0.19
Second Quarter	18.48	17.10	0.19
Third Quarter	17.60	15.95	0.19
Fourth Quarter	16.85	14.80	0.19
2006:
First Quarter	$19.28	$17.50	$0.19
Second Quarter	19.90	17.78	0.19
Third Quarter	19.05	17.32	0.19
Fourth Quarter	19.76	17.91	0.19

        All amounts restated for the 5% common stock dividends distributed in 2006 and 2007.

	Period Ending
Index
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ACNB Corporation	100.00	130.25	130.79	104.60	114.68	95.92
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Mid-Atlantic Custom Peer Group*	100.00	153.01	167.55	165.85	173.43	159.74

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

ITEM 6—SELECTED FINANCIAL DATA

	Year-ended December 31,
	2007	2006	2005	2004	2003
	Dollars in thousands, except per share data
INCOME STATEMENT DATA
Interest income	$51,581	$48,287	$42,284	$37,752	$36,689
Interest expense	26,561	23,448	17,370	13,183	13,945

Net interest income	25,020	24,839	24,914	24,569	22,744
Provision for loan losses	500	870	516	300	265

Net interest income after provision for loan losses	24,520	23,969	24,398	24,269	22,479
Proceeds recognized from life insurance proceeds	—	—	—	—	2,161
Other income	10,364	9,912	8,885	5,865	7,268
Other expenses	25,030	24,666	24,497	18,571	17,998

Income before income taxes	9,854	9,215	8,786	11,563	13,910
Applicable income taxes	1,917	1,925	1,410	2,255	3,142

Net income	$7,937	$7,290	$7,376	$9,308	$10,768

BALANCE SHEET DATA (AT YEAR-END)
Assets	$926,665	$964,757	$945,136	$924,188	$873,083
Securities	290,496	352,797	367,878	405,943	388,252
Loans, net	542,354	518,843	489,008	436,631	411,051
Deposits	670,640	669,705	679,381	646,872	639,388
Borrowings	161,012	205,503	185,085	196,966	156,676
Stockholders' equity	85,130	77,304	74,010	74,521	72,743
COMMON SHARE DATA*
Earnings per share—basic	$1.32	$1.22	$1.23	$1.55	$1.80
Cash dividends paid	.76	.76	.83	.82	.81
Book value per share	14.21	12.90	12.32	12.44	12.13
Weighted average number of common shares	5,990,943	5,990,943	5,990,943	5,990,943	5,990,943
Dividend payout ratio	57.52%	62.63%	67.07%	52.56%	44.93%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.81%	0.76%	0.79%	1.04%	1.32%
Return on average equity	9.83%	9.72%	10.03%	12.84%	15.41%
Average stockholders' equity to average assets	8.23%	7.82%	7.92%	8.11%	8.55%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.41%	0.79%	1.40%	1.86%	1.21%
Net charge-offs to average loans outstanding	—%	—%	—%	0.08%	0.03%
Allowance for loan losses to total loans	1.07%	1.03%	0.90%	0.89%	0.96%
Allowance for loan losses to non-performing loans	258.99%	130.42%	64.36%	47.94%	79.26%

*
All amounts restated for the 5% common stock dividends distributed in December 2006 and 2007.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

        The following is management's discussion and analysis of the significant changes in the financial condition, results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.

Forward-Looking Statements

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis, as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Corporation.

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

          The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an allowance for loan losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period. The Corporation assesses the adequacy of its allowance on a quarterly basis. The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, "Allowance for Loan Losses", in a subsequent section of the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its goodwill from its most recent testing, which was performed as of December 31, 2007. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The very competitive local interest rate environment resulted in net income of $7,937,000, or $1.32 per share, in 2007, compared to $7,290,000, or $1.22 per share, in 2006 and $7,376,000, or $1.23 per share, in 2005. Returns on average equity were 9.83%, 9.72% and 10.03% in 2007, 2006 and 2005, respectively.

        Because of a flat to inverted yield curve for most of 2007 and consumer demand for higher interest rates, the Corporation's net interest margin declined on average to 2.74% in 2007 compared to 2.79% and 2.89% in 2006 and 2005, respectively. The net interest margin at year-end 2007, however, had increased to 3.05% due to the restructuring of the investment portfolio that culminated in the fourth quarter of 2007 when relatively low yield investments were called. As has been the trend for the last two years, savers shifted deposits from lower-cost transactional products to higher-cost certificates of deposit and money market accounts; the result was a 34 basis point increase in funding costs. Offsetting the higher cost of funds in 2007 was earning asset yield improvement through the ongoing planned restructuring of earning assets. Lower-earning investment securities and residential mortgage maturities were replaced with higher-earning commercial loans. Net interest income was $25,020,000 in 2007, as compared to $24,839,000 in 2006 and $24,914,000 in 2005.

        Other income was $10,364,000, $9,912,000 and $8,885,000 in 2007, 2006 and 2005, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc., which increased by 1% in 2007 with increased volume slightly overtaking the effects of a soft insurance market due to lower premiums. In 2007, a $42,000 gain was recognized on investments compared to a gain of $204,000 in 2006 and a loss of $264,000 in 2005. Income from fiduciary activities totaled $906,000 for 2007, as compared to $770,000 for 2006 and $717,000 for 2005. Trust income benefited from 20% organic growth in assets under administration. Service charges on deposit accounts increased 9% to $2,110,000, and revenue from ATM/debit card transactions increased 9% to $941,000 on higher volume and as a result of changing vendors.

        Other expenses increased to $25,030,000, or by 1%, in 2007, as compared to $24,666,000 in 2006 and $24,497,000 in 2005. The largest component of other expenses is salaries and employee benefits, which increased 3% to $13,251,000 compared to $12,895,000 in 2006. Occupancy and equipment expenditures decreased 5% in 2007 compared to 2006 due to fully depreciated assets and lower maintenance expense despite the ever increasing technology demands associated with growth and a changing, competitive marketplace. Other expenditures increased by 4% in 2007 as the Corporation's investment to advance its brand awareness, primarily due to the 150th anniversary celebration for the banking subsidiary and large announced bank mergers in the marketplace, overtook efficiencies gained in Sarbanes-Oxley Act compliance. Expenses were lower in 2006 compared to 2005 as a result of varying levels of marketing and promotional activity.

        A more thorough discussion of the Corporation's results of operations is included in the following pages.

NEW ACCOUNTING STANDARDS

FIN NO. 48

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 on the Corporation's financial statements was not material.

SFAS NO. 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

FSP 157-b

        In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157" that would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Corporation is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Corporation's financial position, results of operating and cash flows.

SFAS NO. 159

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

        The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and, (c) is applied only to the entire instruments and not to portions of instruments.

        SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Corporation did not elect to adopt this standard.

EITF 06-5

        On September 7, 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5 (EITF 06-5), "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons". The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of adopting EITF 06-5 on the Corporation's consolidated financial statements was not material.

EITF 06-10

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (EITF 06-10), "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements". EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is preparing the adjustments necessary to implement the impact of EITF 06-10 on its consolidated financial position and results of operations.

RESULTS OF OPERATIONS

Net Interest Income

        The primary source of ACNB's traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest bearing liabilities include deposits and borrowings.

        Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The "interest rate spread" and "net interest margin" are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets, which also considers the Corporation's net non-interest bearing funding sources, the largest of which are non-interest bearing demand deposits and stockholders' equity.

        The following table includes average balances, rates and interest income and expense, interest rate spread and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	Dollars in thousands
INTEREST EARNING ASSETS
Loans	$543,256	$35,740	6.58%	$517,675	$33,281	6.43%	$464,338	$27,243	5.87%
Taxable securities	322,839	13,670	4.23%	338,543	13,260	3.92%	365,204	13,729	3.76%
Tax-exempt securities	33,779	1,348	3.99%	23,483	931	3.96%	23,179	916	3.95%

Total Securities	356,618	15,018	4.21%	362,026	14,191	3.92%	388,383	14,645	3.77%
Other	12,484	823	6.59%	11,536	815	7.06%	10,023	396	3.95%

Total Interest Earning Assets	912,358	51,581	5.65%	891,237	48,287	5.42%	862,744	42,284	4.90%

Cash and due from banks	15,316			15,672			17,476
Premises and equipment	14,340			14,832			14,017
Other assets	43,823			42,368			38,121
Allowance for loan losses	(5,513)			(4,917)			(4,123)

Total Assets	$980,324			$959,192			$928,235

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$111,006	$600	0.54%	$112,908	$754	0.67%	$116,933	$761	0.65%
Savings deposits	202,774	3,840	1.89%	225,116	4,501	2.00%	235,317	3,349	1.42%
Time deposits	290,595	12,447	4.28%	256,890	9,682	3.77%	239,075	7,418	3.10%

Total Interest Bearing Deposits	604,375	16,887	2.79%	594,914	14,937	2.51%	591,325	11,528	1.95%
Short-term borrowings	78,139	3,216	4.12%	69,754	2,856	4.09%	48,976	1,253	2.56%
Long-term borrowings	128,173	6,458	5.04%	132,826	5,655	4.26%	130,501	4,589	3.52%

Total Interest Bearing Liabilities	810,687	26,561	3.28%	797,494	23,448	2.94%	770,802	17,370	2.25%

Non-interest bearing demand deposits	76,570			76,570			77,754
Other liabilities	12,344			10,137			6,133
Stockholders' equity	80,723			74,991			73,546

Total Liabilities and Stockholders' Equity	$980,324			$959,192			$928,235

NET INTEREST INCOME		$25,020			$24,839			$24,914

INTEREST RATE SPREAD			2.37%			2.48%			2.65%

NET INTEREST MARGIN			2.74%			2.79%			2.89%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Yields on tax-exempt securities are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2007, 2006 and 2005. Table 2 analyzes the relative impact on net interest income for changes in the volume of earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $25,020,000 in 2007, as compared to $24,839,000 in 2006 and $24,914,000 in 2005. During 2007, net interest income increased as a result of higher funding costs exceeded by improvements in interest income due to increased loan volume, a better mix of higher-earning loans, and increased yield on earning assets. The decrease in net interest income in 2006 was primarily related to an increase in funding costs without a corresponding increase in yield on earning assets.

        The net interest margin during 2007 was 2.74% compared to 2.79% during 2006. The margin declined due to the cost of funding increasing from customer expectations for higher rates on deposits. The Federal Open Market Committee increased market rates seventeen times from June 2004 to June 2006. These expectations caused savers to shift deposits from lower-cost transactional products to higher-cost certificates of deposit at the same time that rates were increasing on these products; the result was a 0.24% increase in funding costs. Offsetting the higher cost of funds in 2007 was earning asset yield improvement through the strategic planned restructuring of earning assets. Lower-earning investment securities and residential mortgage maturities were replaced with higher-earning commercial lending. In addition, to avoid timing risk, a large block of expected fourth quarter investment calls were reinvested evenly through the year which improved the yield on securities. The result of this redeployment of earning assets and investment management increased earning asset yields by 0.23%. The net interest margin at December 31, 2007, was 3.05%.

        The net interest margin during 2006 was 2.79% compared to 2.89% during 2005. The margin decreased due to the higher cost on interest sensitive deposits and borrowings and a flat yield curve.

        Average earning assets were $912,358,000 in 2007, an increase of 2.4% over the 2006 balance of $891,237,000 and $862,744,000 in 2005. Loan growth was the primary contributor to the increase in average earning assets during this period, with securities decreasing. Average interest bearing liabilities were $810,687,000 in 2007, up from $797,494,000 in 2006 and $770,802,000 in 2005. Loans and the prepurchases of securities in 2007 were funded by an increase in time deposits and short-term borrowings, which were paid off from proceeds of the securities called in the fourth quarter. The shift in mix to more time deposits and less lower-cost demand and savings deposits continued in 2007 as local competition kept time deposit rates relatively high.

        The rate/volume analysis detailed in Table 2 shows that the increase in interest income change in 2007 was divided between improvement in loan volume and overall yields. The increase in interest income was 6% higher than the increase in interest expense. Interest expense increased due to higher rates and the shift in mix to more expensive time deposits. Positive volume and rate changes in interest income in 2006 were offset by increased rates on deposits and borrowings funding those assets in that year.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2007 versus 2006			2006 versus 2005
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	In thousands
INTEREST EARNING ASSETS
Loans	$1,671	$788	$2,459	$3,293	$2,745	$6,038
Taxable securities	(633)	1,043	410	(1,029)	560	(469)
Tax-exempt securities	411	6	417	12	3	15

Total Securities	(222)	1,049	827	(1,017)	563	(454)
Other	65	(57)	8	67	352	419

Total	$1,514	$1,780	$3,294	$2,343	$3,660	$6,003

	2007 versus 2006			2006 versus 2005
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	In thousands
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(13)	$(141)	$(154)	$(27)	$20	$(7)
Savings deposits	(431)	(230)	(661)	(151)	1,303	1,152
Time deposits	1,355	1,410	2,765	583	1,681	2,264
Short-term borrowings	346	14	360	664	939	1,603
Long-term borrowings	(204)	1,007	803	83	983	1,066

Total	1,053	2,060	3,113	1,152	4,926	6,078

Change in Net Interest Income	$461	$(280)	$181	$1,191	$(1,266)	$(75)

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $500,000 in 2007, as compared to $870,000 in 2006 and $516,000 in 2005. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

        See further information in the "Asset Quality" section of this Management's Discussion and Analysis.

Other Income

        Other income was $10,364,000 for the year-ended December 31, 2007, a $452,000, or 5%, increase from 2006. The largest source of other income is commissions from insurance sales from Russell Insurance Group, which increased 1% to $4,283,000 on volume despite a soft insurance market.

        In 2006, a $204,000 investment gain was recognized compared to a gain of $42,000 in 2007. The 2006 gain was on an investment in a banking company that was purchased by another banking company. In 2005, a loss of $264,000 was recognized on sales of securities, resulting in a positive change of $468,000 when comparing 2006 to 2005.

        Income from fiduciary activities, which includes fees from both institutional and personal trust management services and estate settlement services, totaled $906,000 for the year-ended December 31, 2007, as compared to $770,000 for 2006 and $717,000 for 2005. At December 31, 2007, ACNB had total assets under administration of approximately $112,000,000, up 20% from $93,000,000 at the end of 2006 and $76,000,000 at the end of 2005. The increase in income was the result of growth in assets under management and higher aggregate estate settlement fees.

        Service charges on deposit accounts increased 9% to $2,110,000 on better collection and new fee sources. Revenue from ATM/debit card transactions increased 9% to $941,000 on higher volume and as a result of changing vendors.

        Other income was $9,912,000 for the year-ended December 31, 2006, an increase of $1,027,000 compared to income of $8,885,000 during 2005. The major factor in the increase for 2006, as compared to 2005, was the increased commissions at Russell Insurance Group and improved fees related to deposit accounts. In addition, the gain on investment sales discussed above increased other income for 2006.

Other Expenses

        Other expenses increased 1% to $25,030,000 for the year-ended December 31, 2007. The largest component of other expenses is salaries and employee benefits, which increased 3% to $13,251,000 compared to $12,895,000 in 2006. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  an increase in full-time equivalent employees including skilled lending and trust officers;

  •
  normal merit, promotion and production-based incentive compensation increases to employees;

  •
  increased benefit plan costs; and,

  •
  partially offsetting these increases was lower pension cost due to the funded position of the defined benefit pension plan.

        Salaries and employee benefits also increased less than 1% from 2005 to 2006. Lower pension and other benefit costs contributed to the stability of expenses between those two years.

        Net occupancy expense was $2,232,000 in 2007, $2,206,000 in 2006, and $1,772,000 in 2005. Furniture and equipment expense totaled $2,214,000 during 2007, as compared to $2,475,000 during 2006 and $2,395,000 during 2005. Occupancy and equipment expense decreased in 2007 despite the opening of a new loan production office and ever increasing technology demands. Overall, these expenses decreased due to the management of expenditures, more fully depreciated assets, efficiency gained by the new operations center, and renegotiated outsourcing arrangements. The majority of the increase in 2006 from 2005 was due to the opening of the new operations center in mid-year 2005. The increases were also the result of three additional retail banking offices, as well as technology expenditures associated with overall growth, more sophisticated delivery channels offered to the banking subsidiary's customers, and increasing regulations.

        Professional services expense totaled $824,000 for 2007, as compared to $1,136,000 for 2006 and $1,147,000 for 2005. Lower Sarbanes-Oxley direct compliance costs and the use of less consulting services accounted for the decrease in 2007. Higher Sarbanes-Oxley compliance costs were the primary cause of higher professional services expense in 2006 and 2005.

        Marketing expenses increased 70% during 2007 due to both brand awareness and product-specific promotional campaigns, as well as new media channels. The expenditures were to demonstrate stability and independence, enhance market share, and celebrate the 150th anniversary of the banking subsidiary in a year marked by market upheaval and mergers impacting local competitors. The decrease in 2006 from 2005 was primarily related to varying levels of marketing and promotional activity.

        Other operating expenses increased 4% in 2007 as a result of higher delivery channel costs, loan collection costs, and deposit losses. The decrease in 2006 from 2005 was mainly a result of lower telephone and loan collection costs.

Income Tax Expense

        ACNB recognized income taxes of $1,917,000, or 19.5% of pretax income, during 2007, as compared to $1,925,000, or 20.9%, during 2006 and $1,410,000, or 16.0%, during 2005. The variances from the federal statutory rate are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

        The decrease in the effective tax rate during 2007 was a result of higher tax-exempt income in relationship to pretax income. The effective tax rate for 2005 was lower due to a one-time historic rehabilitation tax credit.

        At December 31, 2007, net deferred tax assets amounted to $1,606,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

        Average earning assets increased in 2007 to $912,358,000, or 2.4%, from $891,237,000 in 2006 and $862,744,000 in 2005. ACNB's investment portfolio decreased in 2007 and 2006 as a result of the planned objective to fund higher-earning loans. Besides funds provided by investment pay-downs, growth in commercial and consumer loans was funded by increased customer deposits and wholesale borrowings. Average deposits and borrowings increased in 2007 to $810,687,000 from $797,494,000 in 2006 and $770,802,000 in 2005.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The contraction in the securities portfolio during 2007 and 2006 was designed to increase the level of commercial lending in the earning asset mix for the fulfillment of the strategic direction to provide lending in the marketplace and to improve overall earning asset yields. The investment portfolio is comprised of U.S. Government agency, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2007, the securities balance included a net unrealized gain on available for sale securities of $749,000, net of taxes, versus a net unrealized loss of $3,437,000, net of taxes, at December 31, 2006. A 2007 program to prepurchase expected security calls when new rates were favorable and improvements in the rate curve that effect fair values caused the increase in value in 2007. The increase in relevant interest rates during 2006 led to the increase in the fair value of securities during 2006 compared to 2005, although there was still a net unrealized loss. All individual securities in which the fair value is less than the book value are not considered other-than-temporarily impaired because the temporary impairment is caused by a general increase in interest rates since purchase. All mortgage-backed security investments are pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments. There is no exposure to subprime mortgages in the mortgage-backed securities.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

	2007	2006	2005
	In thousands
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$99,827	$156,810	$156,350
Mortgage-backed securities	130,659	96,179	117,802
State and municipal	36,862	30,826	22,860
Corporate bonds	18,373	51,660	50,978
Stock in other banks	625	776	723

	286,346	336,251	348,713

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	—	10,000	10,000
Mortgage-backed securities	4,150	6,415	8,916
State and municipal	—	131	249

	4,150	16,546	19,165

TOTAL	$290,496	$352,797	$367,878

        The Corporation owned two securities of non-investment grade at year-end 2006 and 2005. They were 6.125% GMAC notes due on August 28, 2007, with a par value of $6,000,000 and 6.50% Ford Motor Credit notes due on January 25, 2007, with a par value of $6,200,000. Both paid as agreed at maturity.

        Table 4 discloses investment securities at the scheduled maturity date. Many securities have call features that make them liable for redemption before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	Dollars in thousands
U.S. Government and agencies	$—	—%	$47,269	5.42%	$50,460	4.79%	$990	5.63%	$98,719	5.10%
Mortgage-backed securities	15,200	2.87	22,161	3.57	—	—	97,756	5.04	135,117	4.55
State and municipal	—	—	3,330	3.62	11,973	4.02	21,117	4.03	36,420	3.99
Corporate bonds	18,400	3.72	—	—	—	—	—	—	18,400	3.72
Stock in other banks	—	—	—	—	—	—	704	—	704	—

	$33,600	3.34%	$72,760	4.78%	$62,433	4.64%	$120,567	4.84%	$289,360	4.60%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Loans outstanding increased by $23,984,000, or 4.6%, in 2007, as compared to 6.2% growth experienced in 2006. The slower growth was a result of increased competition in the local economy and a decrease in residential mortgages. The commercial loan portfolio experienced planned growth during 2007, increasing by approximately $21,074,000, or 50%, in commercial loans and $11,118,000, or 10%, in commercial real estate loans while declining $3,305,000, or 8%, in construction loans. The commercial loan growth in 2007 was the result of actively marketing to local businesses and participation with other financial institutions on larger loans in the region. Residential real estate and home equity lending decreased by $2,965,000, or 1%, as a result of a slowing local housing market and customer desire for long-term fixed rate mortgages which the Corporation generally sells.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

	2007	2006	2005	2004	2003
	In thousands
Commercial, financial and agricultural	$62,844	$41,770	$36,583	$31,187	$18,080
Real estate:
Commercial	127,465	116,347	103,501	99,988	100,536
Construction	38,370	41,675	31,907	20,232	22,298
Residential	310,459	313,424	311,865	278,519	262,893
Installment	9,064	11,002	9,608	10,643	11,222

Total Loans	$548,202	$524,218	$493,464	$440,569	$415,029

        The repricing range of the loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6—Loan Sensitivities

	Less than 1 Year	1-5 Years	Over 5 Years	Total
	In thousands
LOANS MATURING
Commercial, financial and agricultural	$8,575	$18,647	$35,622	$62,844
Real estate:
Commercial	3,107	43,323	81,035	127,465
Construction	17,486	14,441	6,443	38,370

Total	$29,168	$76,411	$123,100	$228,679

	Less than 1 Year	1-5 Years	Over 5 Years	Total
	In thousands
LOANS BY REPRICING OPPORTUNITY
Commercial, financial and agricultural	$36,275	$24,030	$2,539	$62,844
Real estate:
Commercial	31,317	74,755	21,393	127,465
Construction	27,725	5,281	5,364	38,370

Total	$95,317	$104,066	$29,296	$228,679

Loans with a fixed interest rate	$4,050	$16,550	$20,133	$40,733
Loans with a variable interest rate	91,267	87,516	9,163	187,946

Total	$95,317	$104,066	$29,296	$228,679

        Most of the Corporation's activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer, as well as did not originate or hold subprime mortgages in its loan portfolio.

ASSET QUALITY

        The ACNB loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, ongoing credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces ACNB's credit risk.

        ACNB's commercial, consumer and residential mortgage loans are principally to borrowers in southcentral Pennsylvania and northern Maryland. As the majority of ACNB's loans are located in this area, a substantial portion of the debtor's ability to honor the obligation may be affected by the level of economic activity in the market area.

        The unemployment rate in ACNB's market area remained below the national average during 2007. Additionally, reasonably low interest rates, a stable local economy, and minimal inflation continued to support economic conditions in the area. During 2007, contraction in new residential real estate development and construction slowed that segment of the Corporation's marketplace activity.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

	2007	2006	2005	2004	2003
	Dollars in thousands
Nonaccrual loans	$854	$3,900	$7,354	$8,054	$4,413
Accruing loans 90 days past due	1,404	220	199	160	606

Total Non-Performing Loans	2,258	4,120	7,553	8,214	5,019
Foreclosed real estate	136	—	—	213	394

Total Non-Performing Assets	$2,394	$4,120	$7,553	$8,427	$5,413

Ratios:
Non-performing loans to total loans	0.41%	0.79%	1.40%	1.86%	1.21%
Non-performing assets to total assets	0.26%	0.43%	0.73%	0.91%	0.62%
Allowance for loan losses to non- performing loans	258.99%	130.46%	64.36%	47.94%	79.26%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $38,000 in 2007, $137,000 in 2006, and $501,000 in 2005. The decrease in nonaccrual loans was primarily related to one well collateralized loan that was returned to accruing status after an extended period of timely payments.

        Impaired loans at December 31, 2007 and 2006, totaled $15,765,000 and $6,982,000, respectively. The related allowance for loan losses totaled $2,725,000 and $1,899,000, respectively. The increase in impaired loans was mainly related to residential real estate development projects in which repayment from sales is expected to be delayed. Other loans were deemed to be impaired due to a slowing economy or other specific attributes.

        Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans approximated $4,600,000 at December 31, 2007. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

Allowance for Loan Losses

        ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio, and it is funded through a provision for loan losses charged to earnings. On a quarterly basis, the Corporation utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss, historical experience, and qualitative factors. This methodology results in an allowance that is considered appropriate in light of the high degree of judgment required and that is prudent and conservative, but not excessive.

        Management assigns internal risk ratings for each significant commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on a watch list and evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management's analysis considers:

  •
  adverse situations that may affect the borrower's ability to repay;

  •
  the estimated value of underlying collateral; and,

  •
  prevailing market conditions.

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

  •
  the perceived level of consumer and small business loans with demonstrated weaknesses for which it is not practicable to develop specific allocations;

  •
  other potential exposure in the loan portfolio;

  •
  variances in management's assessment of national and local economic conditions; and,

  •
  other internal or external factors that management believes appropriate at that time.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Year-Ended December 31,
	2007	2006	2005	2004	2003
	Dollars in thousands
Beginning balance	$5,375	$4,456	$3,938	$3,978	$3,837
Provision for loan losses	500	870	516	300	265
Loans charged-off:
Commercial, financial and agricultural	6	26	41	316	90
Real estate	—	—	4	31	32
Consumer	39	11	42	43	47

Total Loans Charged-Off	45	37	87	390	169

Recoveries:
Commercial, financial and agricultural	14	46	22	8	6
Real estate	—	—	54	—	7
Consumer	4	40	13	42	32

Total Recoveries	18	86	89	50	45

Net charge-offs (recoveries)	27	(49)	(2)	340	124

Ending balance	$5,848	$5,375	$4,456	$3,938	$3,978

Ratios:
Net charge-offs to average loans	—%	—%	—%	0.08%	0.03%
Allowance for loan losses to total loans	1.07%	1.03%	0.90%	0.89%	0.96%

Table 9—Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
	Dollars in thousands
Commercial, financial and agricultural	$1,204	11.5%	$457	8.0%	$539	7.4%	$941	7.1%	$875	4.4%
Real estate:
Commercial	1,226	23.3	1,275	22.2	1,760	21.0	1,288	22.7	1,388	24.2
Construction	2,494	7.0	2,323	7.9	735	6.5	248	4.6	308	5.4
Residential	605	56.6	583	59.8	592	63.2	674	63.2	684	63.3
Consumer	207	1.6	228	2.1	369	1.9	420	2.4	504	2.7
Unallocated	112	N/A	509	N/A	461	N/A	367	N/A	219	N/A

Total	$5,848	100.0%	$5,375	100.00%	$4,456	100.00%	$3,938	100.00%	$3,978	100.00%

        The allocation of the allowance for loan losses between the various loan categories changes consistent with the estimated specific losses measured at each period-end and the historical net loss experience in each of the categories. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve exists due to risk of error in the specific and general reserve allocations, as well as to allow for consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations, variances in management's assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has decreased due to three years without significant loan charge-offs.

        While management believes ACNB's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management's assumptions as to future delinquencies or loss rates.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 1.6%, or $9,461,000, during 2007, as compared to 0.6% during 2006. ACNB's deposit pricing function priced deposits to be competitive with relevant local competition; however, 2007 exhibited a continued increase in consumer demands for higher rates and a wider group of financial institutions, including credit unions and larger regional banks, marketing promotional products to meet the demands of rate-conscious savers. The 2007 deposit growth continued to be centered in premium-rate certificates of deposits sold in the primary marketplace. Other deposit products such as money market savings and interest-bearing transaction accounts suffered declines as customers became sensitized to higher rates by this marketplace activity. With recent marked declines in market rates and a slowing economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept lower rates and by competition willing to pay above market rates to attract market share.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2007, are summarized as follows:

In thousands
Three months or less	$14,437
Over three through six months	17,060
Over six through twelve months	21,870
Over twelve months	9,827

Total	$63,194

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of December 31, 2007, short-term borrowings were $30,768,000, a decrease of $29,215,000, or 48.7%, from the December 31, 2006, balance of $59,983,000. Short-term borrowings were paid down with proceeds of securities called in late 2007, thus eliminating a low spread leverage position. Repurchase agreements have attributes of core deposits and were increased by actively marketing to businesses and government units.

	2007	2006	2005
	In thousands
Amounts outstanding at end of year:
FHLB overnight advance	$390	$39,614	$34,965
Securities sold under repurchase agreements	29,928	19,919	23,892
Treasury tax and loan note	450	450	450

Total	$30,768	$59,983	$59,307

	2007	2006	2005
	Dollars in thousands
Average interest rate at year-end	2.87%	4.32%	3.38%
Maximum amount outstanding at any month-end	$119,765	$97,896	$70,793
Average amount outstanding	$78,519	$69,754	$48,976
Weighted average interest rate	4.11%	4.09%	2.56%

        Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB's growth in its earning asset portfolio and a loan from a commercial bank to fund the purchase of Russell Insurance Group. Long-term debt totaled $130,244,000 at December 31, 2007, versus $145,520,000 at December 31, 2006.

Capital

        The management of capital in a regulated financial services industry must properly balance return on equity to stockholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Capital management must also consider growth opportunities that may exist, and the resulting need for additional capital. ACNB's capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its "well-capitalized" position.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2007, ACNB retained $3,371,000, or 42%, of its net income, as compared to $2,707,000, or 37%, in 2006 and $2,429,000, or 33%, in 2005.

        ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well-capitalized". There are no conditions or events since the notification that management believes have changed the banking subsidiary's category.

Table 11—Risk-Based Capital

        ACNB's capital ratios are as follows:

	2007	2006
Tier 1 leverage ratio (to average assets)	7.97%	7.74%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.84%	12.65%
Total risk-based capital ratio	13.82%	13.58%

        For further information on the actual and required capital amounts and ratios, please refer to Note M of the consolidated financial statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2007, ACNB could borrow approximately $496,831,000 from the FHLB of which $371,441,000 was available.

        Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $29,928,000 and $19,919,000 at December 31, 2007 and 2006, respectively.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary bank. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $5,582,000 at December 31, 2007. For a discussion of ACNB's dividend restrictions, see Item 1—"Business".

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2007:

	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
	In thousands
Time deposits	$239,847	$47,820	$9,447	$—	$297,114
Long-term debt	70,298	35,659	20,749	3,538	130,244
Operating leases	418	549	301	440	1,708
Payments under benefit plans	86	172	219	3,625	4,102

Total	$310,649	$84,200	$30,716	$7,603	$433,168

        In addition, the Corporation in the conduct of business operations routinely enters into contracts for services and equipment. These contracts may require payment to be provided in the future, and may also contain penalty clauses for the early termination of the contracts. Major expenditures are controlled by various approval authorities.

        Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of the Corporation.

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2007, the Corporation had unfunded outstanding commitments to extend credit of $128,000,000 and outstanding standby letters of credit of $5,524,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note N of the consolidated financial statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

        Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of the organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk, and equity market price risk. ACNB's primary market risk is interest rate risk. Interest rate risk is inherent because, as a financial institution, ACNB derives a significant amount of its operating revenue from "purchasing" funds (customer deposits and wholesale borrowings) at various terms and rates. These funds are then invested into earning assets (primarily loans and investments) at various terms and rates. This risk is further discussed below.

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

        The primary objective of the Corporation's asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Corporation's profitability. Thus, the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

        Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The banking subsidiary's asset/liability committee is responsible for these decisions. The Corporation primarily uses the securities portfolio and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, there is no use of hedging instruments.

        The asset/liability committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.

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

Earnings at Risk

        Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Corporation's short-term interest rate risk. The analysis utilizes a "static" balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, sensitivity of non-maturity deposit rates, and other factors deemed significant.

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2007, indicate that the Corporation would expect net interest income to increase over the next twelve months by 0.5% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 1.90% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. A decrease of 3.00% would create an environment in which deposit rates could not decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2006, exhibited lower liability sensitivity due to the varying mix of earning assets and liabilities, differing assumptions on prepayments and sensitivity on non-maturity deposit products, as well as an interest rate environment in which larger rate declines could be accommodated.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2007, indicate that the net present value would decrease 10.70% assuming an upward shift in market interest rates of 3.00% and decrease 2.20% if rates shifted 1.00% in the same manner.

December 31, 2007		December 31, 2007
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(1.90)%	(300)	(25.40)%
(100)	(0.80)%	(100)	(5.40)%
—	—%	—	—%
100	0.90%	100	(2.20)%
300	0.50%	300	(10.70)%

December 31, 2006		December 31, 2006
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(0.20)%	(300)	(8.30)%
(100)	1.00%	(100)	0.20%
—	—%	—	—%
100	0.40%	100	(0.80)%
300	(0.30)%	300	(10.10)%

ITEM 8—FINANCIAL STATEMENTS

        (a)   The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note L to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan in 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2007	2006
	Dollars in thousands
ASSETS
Cash and due from banks	$18,319	$19,764
Interest bearing deposits in banks	893	892

Cash and Cash Equivalents	19,212	20,656
Securities available for sale	286,346	336,251
Securities held to maturity, fair value 2007 $4,123; 2006 $16,496	4,150	16,546
Loans held for sale	1,175	601
Loans, net of allowance for loan losses 2007 $5,848; 2006 $5,375	542,354	518,843
Premises and equipment	14,530	14,871
Restricted investment in bank stocks	9,045	10,263
Investment in bank-owned life insurance	24,297	21,901
Investments in low-income housing partnerships	5,028	5,202
Other assets	20,528	19,623

Total Assets	$926,665	$964,757

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$77,192	$74,919
Interest bearing	593,448	594,786

Total Deposits	670,640	669,705
Short-term borrowings	30,768	59,983
Long-term borrowings	130,244	145,520
Other liabilities	9,883	12,245

Total Liabilities	841,535	887,453

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 and 5,706,970 shares issued and outstanding 2007 and 2006, respectively	14,977	14,267
Additional paid-in capital	8,787	4,741
Retained earnings	61,439	62,845
Accumulated other comprehensive loss	(73)	(4,549)

Total Stockholders' Equity	85,130	77,304

Total Liabilities and Stockholders' Equity	$926,665	$964,757

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	Dollars in thousands, except per share data
INTEREST INCOME
Loans, including fees	$35,740	$33,281	$27,243
Securities:
Taxable	13,670	13,260	13,729
Tax-exempt	1,348	931	916
Dividends	665	676	288
Other	158	139	108

Total Interest Income	51,581	48,287	42,284

INTEREST EXPENSE
Deposits	16,887	14,937	11,528
Short-term borrowings	3,216	2,856	1,253
Long-term borrowings	6,458	5,655	4,589

Total Interest Expense	26,561	23,448	17,370

Net Interest Income	25,020	24,839	24,914
PROVISION FOR LOAN LOSSES	500	870	516

Net Interest Income after Provision for Loan Losses	24,520	23,969	24,398

OTHER INCOME
Service charges on deposit accounts	2,110	1,938	1,742
Income from fiduciary activities	906	770	717
Earnings on investment in bank-owned life insurance	922	834	768
Gains (losses) on sales of securities	42	204	(264)
Service charges on ATM and debit card transactions	941	866	738
Commissions from insurance sales	4,283	4,245	4,090
Other	1,160	1,055	1,094

Total Other Income	10,364	9,912	8,885

OTHER EXPENSES
Salaries and employee benefits	13,251	12,895	12,884
Net occupancy expense	2,232	2,206	1,772
Equipment expense	2,214	2,475	2,395
Professional services	824	1,136	1,147
Other tax expense	666	756	782
Supplies and postage	794	758	761
Advertising expense	1,158	682	830
Other operating	3,891	3,758	3,926

Total Other Expenses	25,030	24,666	24,497

Income before Income Taxes	9,854	9,215	8,786
PROVISION FOR INCOME TAXES	1,917	1,925	1,410

Net Income	$7,937	$7,290	$7,376

PER SHARE DATA
Basic earnings	$1.32	$1.22	$1.23

Cash dividends declared	$0.76	$0.76	$0.83

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	In thousands
BALANCE—DECEMBER 31, 2004	$13,590	$—	$63,127	$(2,196)	$74,521

Comprehensive income:
Net income	—	—	7,376	—	7,376
Other comprehensive loss, net of taxes	—	—	—	(2,940)	(2,940)

Total Comprehensive Income					4,436

Cash dividends declared	—	—	(4,947)	—	(4,947)

BALANCE—DECEMBER 31, 2005	13,590	—	65,556	(5,136)	74,010

5% stock dividend declared	677	4,741	(5,435)	—	(17)
Comprehensive income:
Net income	—	—	7,290	—	7,290
Other comprehensive income, net of taxes	—	—	—	1,288	1,288

Total Comprehensive Income					8,578

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	(701)	(701)
Cash dividends declared	—	—	(4,566)	—	(4,566)

BALANCE—DECEMBER 31, 2006	14,267	4,741	62,845	(4,549)	77,304
5% stock dividend declared	710	4,046	(4,777)	—	(21)
Comprehensive income:
Net income	—	—	7,937	—	7,937
Other comprehensive income, net of taxes	—	—	—	4,476	4,476

Total Comprehensive Income					12,413

Cash dividends declared	—	—	(4,566)	—	(4,566)

BALANCE—DECEMBER 31, 2007	$14,977	$8,787	$61,439	$(73)	$85,130

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,937	$7,290	$7,376
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of loans, property and foreclosed real estate	(332)	(251)	(311)
Earnings on investment in bank-owned life insurance	(922)	(834)	(768)
(Gains) losses on sales of securities	(42)	(204)	264
Depreciation and amortization	1,696	1,761	1,605
Provision for loan losses	500	870	516
Net amortization of investment securities premiums	360	918	1,555
Increase in interest receivable	(256)	(406)	(84)
Increase (decrease) in interest payable	183	1,298	543
Increase (decrease) in mortgage loans held for sale	(316)	(329)	451
Decrease in other assets	(2,303)	(87)	(242)
Increase (decrease) in other liabilities	(1,994)	(78)	487

Net Cash Provided by Operating Activities	4,511	9,948	11,392

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	12,335	2,520	5,188
Proceeds from maturities of investment securities available for sale	192,813	21,615	38,550
Proceeds from sales of investment securities available for sale	11,024	—	22,761
Purchase of investment securities available for sale	(147,845)	(5,475)	(34,813)
Net sale (purchase) of restricted investment in bank stocks	1,218	(1,210)	1,218
Net increase in loans	(24,147)	(30,938)	(52,893)
Purchase of bank-owned life insurance	(1,525)	—	(1,200)
Cash paid for insurance agency acquisitions, net of cash acquired	(637)	—	(5,810)
Investments in low-income housing partnerships	(131)	—	(95)
Capital expenditures	(1,133)	(1,509)	(4,092)
Proceeds from sale of property and foreclosed real estate	216	272	692

Net Cash Provided by (Used in) Investing Activities	42,188	(14,725)	(30,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, interest bearing deposits, and savings accounts	2,273	(37,566)	11,447
Net increase (decrease) in time certificates of deposit	(1,338)	27,890	21,062
Net increase (decrease) in short-term borrowings	(29,215)	676	(5,659)
Dividends paid	(4,566)	(4,566)	(4,947)
Cash in lieu of fractional shares, stock dividend	(21)	(17)	—
Proceeds from long-term borrowings	55,000	75,000	51,000
Repayments on long-term borrowings	(70,276)	(55,258)	(57,222)

Net Cash Provided by (Used in) Financing Activities	(48,143)	6,159	15,681

Net Increase (Decrease) in Cash and Cash Equivalents	(1,444)	1,382	(3,421)
CASH AND CASH EQUIVALENTS—BEGINNING	20,656	19,274	22,695

CASH AND CASH EQUIVALENTS—ENDING	$19,212	$20,656	$19,274

Interest paid	$26,378	$22,150	$16,827

Income taxes paid	$1,625	$2,234	$3,202

Loans transferred to foreclosed real estate	$136	$230	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, Adams County National Bank and Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and trust services through its twenty-one retail banking locations in Adams, Cumberland and York Counties of Pennsylvania. There is also a loan production office situate in Franklin County.

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

        Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $112,000,000 and $93,000,000 at December 31, 2007 and 2006, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests.

Note D discusses the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations greater than 10% of loans to any one industry or customer.

Reclassifications

        For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with the 2007 presentation. Such reclassifications had no impact on net income.

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

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets were $136,000 and $0 at December 31, 2007 and 2006, respectively.

Premises and Equipment

        Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method over the assets' estimated useful lives.

Investments in Low-Income Housing Partnerships

        The Corporation's investments in low-income housing partnerships are accounted for using the "cost method" prescribed by Emerging Issues Task Force (EITF) No. 94-1. In accordance with EITF No. 94-1, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

Bank-Owned Life Insurance

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. Investment in bank-owned life insurance policies was used to finance the nonqualified compensation plans and provide tax-exempt income to the Corporation.

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

Income Taxes

        Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are recognized subject to management's judgment that those assets will more likely than not be recognized.

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,990,943 weighted average shares of common stock outstanding for all years presented. The weighted average shares have been retroactively adjusted to give effect to the 5% common stock dividends effective December 2007 and 2006.

Advertising Costs

        Costs of advertising are expensed when incurred.

Intangible Assets

        The Corporation accounts for its acquisitions using the purchase accounting method required by Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Generally, this results in a residual amount in excess of the net fair values, which is recorded as goodwill.

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2007. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. Theses intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

        Goodwill totaled $5,415,000 and $5,494,000 at December 31, 2007 and 2006, respectively. Intangible assets totaled $2,896,000 and $2,604,000 at December 31, 2007 and 2006, respectively. These amounts are included in Other Assets in the Statement of Condition.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Changes in certain assets and liabilities, such as unrealized gains (losses) on securities available for sale and the pension liability, are reported as a separate component of the stockholders' equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

        The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005
	In thousands
Unrealized holding gains (losses) arising during the period	$6,386	$2,266	$(4,824)
Reclassification adjustment for (gains) losses realized in net income	(42)	(204)	264

Net unrealized gains (losses)	6,344	2,062	(4,560)
Tax effect	(2,158)	(774)	1,598

	4,186	1,288	(2,962)

Change in pension liability	439	—	34
Tax effect	(149)	—	(12)

	290	—	22

Net of Tax Amount	$4,476	$1,288	$(2,940)

        The December 31 components of the accumulated other comprehensive loss are as follows:

	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Loss
	In thousands
BALANCE—DECEMBER 31, 2005	$(4,725)	$(411)	$(5,136)
Change during 2006	1,288	(701)	587
BALANCE, DECEMBER 31, 2006	(3,437)	(1,112)	(4,549)
Change during 2007	4,186	290	4,476

BALANCE—DECEMBER 31, 2007	$749	$(822)	$(73)

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

New Accounting Standards

FIN No. 48

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 on the Corporation's financial statements was not material.

SFAS No. 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

FSP 157-b

        In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157", that would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Corporation is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Corporation's financial position, results of operating and cash flows.

SFAS No. 159

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

        The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and, (c) is applied only to the entire instruments and not to portions of instruments.

        SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Corporation did not elect to adopt this standard.

EITF 06-5

        On September 7, 2006, the Emerging Issues Task Force reached a conclusion on EITF Issue No. 06-5 (EITF 06-5), "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons". The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of adopting EITF 06-5 on the Corporation's consolidated financial statements was not material.

EITF 06-10

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (EITF 06-10), "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements". EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is preparing the adjustments necessary to implement the impact of EITF 06-10 on its consolidated financial position and results of operations.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2007 and 2006, compensating balances approximated $3,270,000 and $3,077,000, respectively. During 2007 and 2006, average required balances approximated $3,146,000 and $2,816,000, respectively.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2007 and 2006, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In thousands
SECURITIES AVAILABLE FOR SALE:
December 31, 2007:
U.S. Government and agencies	$98,719	$1,116	$8	$99,827
Mortgage-backed securities	130,967	490	798	130,659
State and municipal	36,420	487	45	36,862
Corporate bonds	18,400	—	27	18,373
Stock in other banks	704	—	79	625

	$285,210	$2,093	$957	$286,346

December 31, 2006:
U.S. Government and agencies	$158,913	$—	$2,103	$156,810
Mortgage-backed securities	98,983	—	2,804	96,179
State and municipal	30,560	335	69	30,826
Corporate bonds	52,300	—	640	51,660
Stock in other banks	704	72	—	776

	$341,460	$407	$5,616	$336,251

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In thousands
SECURITIES HELD TO MATURITY:
December 31, 2007:
Mortgage-backed securities	$4,150	$—	$27	$4,123

December 31, 2006:
U.S. Government and agencies	$10,000	$81	$—	$10,081
Mortgage-backed securities	6,415	—	131	6,284
State and municipal	131	—	—	131

	$16,546	$81	$131	$16,496

        At December 31, 2007, 13 mortgage-backed and 1 U.S. Government and agency securities have unrealized losses, and 12 of the securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of amortized cost and a majority had unrealized losses totaling less than 3% of amortized cost.

        At December 31, 2007, 13 state and municipal securities and 3 corporate bonds have unrealized losses, and 11 of the securities have been in a continuous loss position for 12 months or more. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 3% of amortized cost and a majority had unrealized losses totaling less than 2% of amortized cost.

        The Corporation owned two securities of non-investment grade at year-end 2006. They were 6.125% GMAC notes due on August 28, 2007, with a par value of $6,000,000 and 6.50% Ford Motor Credit notes due on January 25, 2007, with a par value of $6,200,000. Both paid as agreed at maturity.

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2007, management had not identified any securities with an unrealized loss that it intends to sell. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	In thousands
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2007:
U.S. Government and agencies	$—	$—	$24,992	$8	$24,992	$8
Mortgage-backed securities	6,959	34	61,651	763	68,610	797
State and municipal	1,558	14	2,397	31	3,955	45
Corporate bonds	—	—	18,373	28	18,373	28
Stock in other banks	625	79	—	—	625	79

	$9,142	$127	$107,413	$830	$116,555	$957

SECURITIES HELD TO MATURITY:
Mortgage-backed securities	$4,123	$27	$—	$—	$4,123	$27

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	In thousands
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2006:
U.S. Government and agencies	$—	$—	$156,810	$2,103	$156,810	$2,103
Mortgage-backed securities	—	—	96,179	2,804	96,179	2,804
State and municipal	5,659	69	—	—	5,659	69
Corporate bonds	—	—	51,660	640	51,660	640

	$5,659	$69	$304,649	$5,547	$310,308	$5,616

SECURITIES HELD TO MATURITY:
Mortgage-backed securities	$—	$—	$6,284	$131	$6,284	$131

        Amortized cost and fair value at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	In thousands
1 year or less	$18,400	$18,373	$—	$—
Over 1 year through 5 years	50,598	51,264	—	—
Over 5 years through 10 years	62,433	63,200	—	—
Over 10 years	22,108	22,225	—	—
Mortgage-backed securities	130,967	130,659	4,150	4,123
Equity securities	704	625	—	—

	$285,210	$286,346	$4,150	$4,123

        The Corporation realized gross gains of $42,000 during 2007, $204,000 during 2006, and $0 during 2005 and gross losses of $0 during 2007, $0 during 2006, and $264,000 during 2005 on sales of securities available for sale.

        At December 31, 2007 and 2006, securities with a carrying value of $80,004,000 and $80,389,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

        Loans at December 31, 2007 and 2006, were as follows:

	2007	2006
	In thousands
Commercial, financial and agricultural	$62,844	$41,770
Real estate:
Commercial	127,465	116,347
Construction	38,370	41,675
Residential	311,152	313,406
Consumer	8,785	10,804

Total Loans	548,616	524,002
Deferred loan fees and costs, net	(414)	216
Allowance for loan losses	(5,848)	(5,375)

Net Loans	$542,354	$518,843

        The Bank grants commercial, residential and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2007	2006	2005
	In thousands
Balance, beginning	$5,375	$4,456	$3,938
Provision charged to operations	500	870	516
Recoveries on charged-off loans	18	86	89
Loans charged-off	(45)	(37)	(87)

Balance, ending	$5,848	$5,375	$4,456

        Nonaccrual loans totaled $854,000 and $3,900,000 at December 31, 2007 and 2006, respectively. Loans past due 90 days or more and still accruing totaled $1,404,000 and $220,000 at December 31, 2007 and 2006, respectively. If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $38,000 in 2007, $137,000 in 2006, and $501,000 in 2005.

        The following is a summary of information pertaining to impaired loans:

	December 31,
	2007	2006
	In thousands
Impaired loans with a valuation allowance	$14,982	$6,982

Impaired loans without a valuation allowance	$783	$669

Valuation allowance related to impaired loans	$2,725	$1,899

	Years Ended December 31,
	2007	2006	2005
	In thousands
Average investment in impaired loans	$13,847	$6,788	$5,479

Interest income recognized on impaired loans	$1,016	$493	$14

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

	2007	2006
	In thousands
Land	$1,323	$1,370
Buildings and improvements	15,429	15,509
Furniture and equipment	8,239	7,712
Fixed assets in process	104	274

	25,095	24,865
Accumulated depreciation	(10,565)	(9,994)

	$14,530	$14,871

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2007 and 2006, the carrying value of these investments was approximately $5,028,000 and $5,202,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

	2007	2006
	In thousands
Non-interest bearing demand	$77,192	$74,919
Interest bearing demand	99,856	109,697
Savings	196,478	212,318
Time certificates of deposit less than $100,000	233,920	214,475
Time certificates of deposit greater than $100,000	63,194	58,296

	$670,640	$669,705

        Scheduled maturities of time certificates of deposit at December 31, 2007, were as follows:

In thousands
2008	$239,847
2009	27,297
2010	20,523
2011	6,029
2012	3,418

$297,114

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2016. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $545,000, $560,000 and $528,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

In thousands
2008	$418
2009	339
2010	210
2011	163
2012	138
Later years	440

$1,708

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2007		2006
	Amount	Rate	Amount	Rate
	Dollars in thousands
Treasury tax and loan note	$450	4.96%	$450	4.66%
Federal Home Loan Bank (FHLB) overnight advance	390	3.81	39,614	5.41
Securities sold under repurchase agreements	29,928	2.61	19,919	2.13

	$30,768	2.66%	$59,983	4.39%

        Under an agreement with the FHLB, the Bank has a line of credit available in the amount of $100,000,000, of which $390,000 was outstanding at December 31, 2007. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $8,725,000 at December 31, 2007, and $9,943,000 at December 31, 2006.

        The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities of the Corporation. The investment securities are under the control of the Corporation.

        A summary of long-term debt as of December 31 is as follows:

	2007		2006
	Amount	Rate	Amount	Rate
	Dollars in thousands
FHLB fixed-rate advances maturing:
2007	$—	—%	$70,000	4.54%
2008	70,000	4.70	50,000	4.55
2009	35,000	4.45	—	—
2012	10,000	4.41	10,000	4.41
FHLB convertible advance maturing:
2012	10,000	4.27	10,000	4.27
Loan payable to local bank	5,244	6.50	5,520	6.50

	$130,244	4.65%	$145,520	4.59%

        The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $496,831,000 from the FHLB, of which $371,441,000 was available at December 31, 2007. The FHLB has the option to convert the $10,000,000 convertible advance but not before three-month LIBOR reaches 8%. Upon the FHLB's conversion, the Bank has the option to repay the respective advance in full.

        The loan payable to a local bank is payable in monthly installments of $52,569 and matures in January 2020. The loan is unsecured.

NOTE J—RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

        Certain restrictions exist regarding the ability of the bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2007, $5,582,000 of undistributed earnings of the bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under national banking laws, the Bank is also limited as to the amount it may loan to its affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2007, the maximum amount available for transfer from the Bank to the Corporation in the form of loans was approximately $7,951,000.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
	In thousands
Federal:
Current	$1,652	$1,821	$1,483
Deferred	192	22	(140)

	1,844	1,843	1,343
State:
Current	73	82	67

	$1,917	$1,925	$1,410

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Percentage of Income before Income Taxes
	2007	2006	2005
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.5	0.6	0.5
Tax-exempt income	(5.1)	(3.8)	(4.4)
Earnings on investment in life insurance	(3.2)	(3.1)	(2.8)
Rehabilitation and low-income housing credits	(7.0)	(7.5)	(9.0)
Other	0.3	0.7	(2.3)

	19.5%	20.9%	16.0%

        The provision for federal income taxes includes $14,000, $69,000 and $(90,000) of income taxes related to net gains (losses) on sales of securities in 2007, 2006 and 2005, respectively. Rehabilitation and low-income housing income tax credits were $689,000 during 2007, $692,000 during 2006, and $790,000 for 2005. Projected credits are $689,000 in 2008, $679,000 in 2009, and $2,467,000 thereafter.

        Components of deferred tax assets and liabilities at December 31 were as follows:

	2007	2006
	In thousands
Deferred tax assets:
Allowance for loan losses	$2,006	$1,845
Available for sale securities	—	1,772
Accrued deferred compensation	391	373
Pension	424	573
Deferred loan fees	74	81
Other	658	585

	3,553	5,229

Deferred tax liabilities:
Available for sale securities	386	—
Prepaid benefit cost	1,044	691
Prepaid expenses	277	277
Accumulated depreciation	240	204

	1,947	1,172

Net Deferred Tax Assets	$1,606	$4,057

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. This interpreatation requires an entity to analyze each tax position taken in its tax returns and determine the likelihood that that position will be realized. Only tax postions that are "more-likely-than-not" to be realized can be recognized in an entity's financial statements. For tax postions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized on the financial statements. The Corporation adopted this interpretation on January 1, 2007. The Corporation does not have any unrecognized tax benefits at December 31, 2007 or during the year ended December 31, 2007. No recognized tax benefits are expected to arise within the next twelve months.

NOTE L—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

        A measurement date of November 1 has been used for the fiscal years ending December 31, 2007 and 2006.

	2007	2006
	In thousands
Change in benefit obligation:
Benefit obligation, at beginning of year	$15,096	$15,831
Service cost	500	566
Interest cost	844	852
Actuarial (gain) loss	25	(1,310)
Benefits paid	(753)	(843)

Benefit obligation, at end of year	15,712	15,096

Change in plan assets:
Fair value of plan assets at beginning of year	15,427	13,643
Actual return on plan assets	1,594	1,377
Employer contribution	1,250	1,250
Benefits paid	(753)	(843)

Fair value of plan assets at end of year	17,518	15,427

Funded Status, included in other assets	$1,806	$331

Amounts recognized in accumulated other comprehensive income:
Total net loss	$878	$1,264
Transition obligation	59	71
Prior service cost	309	349

Total accumulated other comprehensive income (pretax)	$1,246	$1,684

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows (in thousands):

Prior service cost	$46
Net transition obligation	14

$60

        The accumulated benefit obligation totaled $13,947,000 and $13,297,000 at December 31, 2007 and 2006, respectively.

        The components of net periodic benefit cost for the years ended December 31 are as follows:

	2007	2006	2005
	In thousands
Components of net periodic benefit cost:
Service cost	$500	$566	$538
Interest cost	844	852	825
Expected return on assets	(1,182)	(1,015)	(876)
Recognized net actuarial loss	—	125	152
Amortization of transition asset	12	12	12
Amortization of prior service cost	40	39	40

Net Periodic Benefit Cost	$214	$579	$691

        For the years ended December 31, 2007, 2006 and 2005, the assumptions used to determine the net periodic benefit cost are as follows:

	2007	2006	2005
Discount rate	5.78%	5.50%	5.50%
Expected long-term rate of return on plan assets	8.00%	7.75%	7.50%
Rate of compensation increase	3.66%	4.62%	4.69%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2007 and 2006, are as follows:

	2007	2006
Equity securities	57%	54%
Debt securities	37	40
Real estate	6	6

	100%	100%

        Equity securities included Corporation common stock in amounts of $720,000, 4% of total plan assets, and $797,000, 5% of total plan assets, at December 31, 2007 and 2006, respectively.

        The Bank expects to contribute $1,250,000 to its pension plan in 2008.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

In thousands
2008	$680
2009	730
2010	800
2011	890
2012	920
2013–2017	$5,620

December 31, 2006	Before Application of Statement 158	Adjustments	After Application Statement 158
	In thousands
Other pension benefits asset	$2,015	$(1,684)	$331
Intangible pension asset	472	(472)	—
Deferred tax asset	3,699	358	4,057
Total assets	966,555	(1,798)	964,757
Other pension benefits liability	1,098	(1,098)	—
Total liabilities	888,551	(1,098)	887,453
Accumulated other comprehensive loss	(3,848)	(701)	(4,549)
Total stockholders' equity	78,005	(701)	77,304
Total liabilities and stockholders' equity	966,555	(1,798)	964,757

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to the Plan were $330,000, $288,000 and $289,000 for 2007, 2006 and 2005, respectively.

        The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2007 and 2006 totaled $1,140,000 and $1,088,000, respectively. The annual expense included in salaries and benefits expense totaled $138,000, $146,000 and $142,000 during the years ended December 31, 2007, 2006 and 2005, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2007 and 2006, the cash surrender value of these policies was $3,755,000 and $3,625,000, respectively.

NOTE M—REGULATORY MATTERS

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2007, the most recent notification from the regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in thousands
CORPORATION:
As of December 31, 2007:
Tier 1 leverage ratio (to average assets)	$76,812	7.97%	≥38,559	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	76,812	12.84	≥23,929	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	82,660	13.82	≥47,858	≥8.0	N/A	N/A
As of December 31, 2006:
Tier 1 leverage ratio (to average assets)	73,756	7.74%	≥38,122	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	73,756	12.65	≥23,316	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	79,164	13.58	≥46,632	≥8.0	N/A	N/A
BANK:
As of December 31, 2007:
Tier 1 leverage ratio (to average assets)	$73,659	7.71%	≥38,215	≥4.0%	$47,769	5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	73,659	12.64	≥23,315	≥4.0	34,973	6.0
Total risk-based capital ratio (to risk- weighted assets)	79,507	13.64	≥46,630	≥8.0	58,288	10.0
As of December 31, 2006:
Tier 1 leverage ratio (to average assets)	71,350	7.55%	≥37,794	≥4.0%	≥47,242	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	71,350	12.57	≥22,699	≥4.0	≥34,049	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	76,625	13.52	≥45,398	≥8.0	≥56,748	≥10.0

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2007 and 2006, for guarantees under standby letters of credit issued is not material.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

	2007	2006
	In thousands
Commitments to extend credit	$128,359	$133,722
Standby letters of credit	5,524	3,965

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

Long-Term Borrowings

        The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Instruments

        Off-balance sheet instruments of the Bank consist of letters of credit, loan commitments and unfunded lines of credit. Fair value is estimated using fees currently charged for similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings. Any fees charged are immaterial.

        Estimated fair values of financial instruments at December 31 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	In thousands
Financial assets:
Cash and due from banks	$18,319	$18,319	$19,764	$19,764
Interest bearing deposits in banks	893	893	892	892
Investment securities:
Available for sale	286,346	286,346	336,251	336,251
Held to maturity	4,150	4,123	16,546	16,496
Loans held for sale	1,175	1,175	601	601
Loans, less allowance for loan losses	542,354	560,224	518,843	521,004
Accrued interest receivable	5,009	5,009	4,773	4,773
Restricted investment in bank stocks	9,045	9,045	10,263	10,263
Financial liabilities:
Deposits	670,640	670,889	669,705	667,391
Short-term borrowings	30,768	30,768	59,983	59,983
Long-term borrowings	130,244	130,996	145,520	143,458
Accrued interest payable	4,301	4,301	4,118	4,118
Off-balance sheet financial instruments	—	—	—	—

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
	2007	2006
	In thousands
ASSETS
Cash	$175	$310
Investment in banking subsidiary	73,666	66,817
Investment in other subsidiaries	7,749	7,113
Investments in low-income housing partnerships	5,028	5,202
Securities and other assets	1,269	1,314
Receivable from banking subsidiary	2,655	2,208

Total Assets	$90,542	$82,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$5,244	$5,520
Other liabilities	168	140
Stockholders' equity	85,130	77,304

Total Liabilities and Stockholders' Equity	$90,542	$82,964

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	In thousands
Dividends from banking subsidiary	$4,566	$4,566	$4,947
Gains on sales of securities	—	204	—
Other income	335	147	32

	4,901	4,917	4,979
Expenses	686	1,092	924

	4,215	3,825	4,055
Income tax benefit	813	933	1,092

	5,028	4,758	5,147
Equity in undistributed earnings of subsidiaries	2,909	2,532	2,229

Net Income	$7,937	$7,290	$7,376

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,937	$7,290	$7,376
Equity in undistributed earnings of subsidiaries	(2,909)	(2,532)	(2,229)
Increase in receivable from banking subsidiary	(447)	(529)	(744)
Gains on sales of securities	—	(204)	—
Other	278	578	499

Net Cash Provided by Operating Activities	4,859	4,603	4,902

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in low-income housing partnerships	(131)	—	(95)
Purchase of insurance agency	—	—	(5,565)

Net Cash Used in Investing Activities	(131)	—	(5,660)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	6,000
Repayments on long-term debt	(276)	(258)	(222)
Cash paid in lieu of fractional shares-stock dividend	(21)	(17)	—
Dividends paid	(4,566)	(4,566)	(4,947)

Net Cash Provided by (Used in) Financing Activities	(4,863)	(4,841)	831

Net Increase (Decrease) in Cash and Cash Equivalents	(135)	(238)	73
CASH AND CASH EQUIVALENTS - BEGINNING	310	548	475

CASH AND CASH EQUIVALENTS - ENDING	$175	$310	$548

NOTE R—ACQUISITION

        On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc. (RIG), a Westminster, Maryland-based full service insurance agency, as a subsidiary of the Corporation. The results of RIG's operations have been included in the consolidated financial statements since that date. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients in northern Maryland and southcentral Pennsylvania.

        The carrying amounts of the tangible assets acquired and the liabilities assumed on January 5, 2005, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. The aggregate purchase price was $5,663,000, including certain capitalized costs. In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 for the three-year period subject to performance criteria subsequent to the acquisition. The liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill. In addition, on November 9, 2007, the Corporation entered into another three-year employment contract with Frank C. Russell, Jr., President and Chief Executive Officer of RIG, effective as of January 1, 2008.

        The intangible asset, representing the customer base, is being amortized over 10 years on a straight line basis. Goodwill will not be amortized, but will be analyzed annually for impairment. Amortization of goodwill and the intangible asset will be deductible for tax purposes.

        In 2005, RIG acquired two additional books of business with an aggregate purchase price of $368,000. In 2007, RIG acquired two additional books of business with an aggregate purchase price of

$637,000. These amounts were recorded as an intangible asset and are being amortized over ten years on a straight line basis.

        Amortization for the five years subsequent to December 31, 2007, is expected to be as follows:

In thousands
2008	$391
2009	391
2010	391
2011	391
2012	391

NOTE S—SEGMENT AND RELATED INFORMATION

        Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers. Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	In thousands
Commissions from insurance sales	$4,029	$4,067	$3,941
Intercompany commissions	254	178	149
Income before income taxes	1,037	998	959
Total assets	$11,629	$11,579	$7,729

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2007 and 2006, is as follows:

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Interest income	$12,377	$12,713	$13,396	$13,095
Interest expense	6,378	6,522	7,095	6,566

Net interest income	5,999	6,191	6,301	6,529
Provision for loan losses	140	—	25	335

Net interest income after provision for loan losses	5,859	6,191	6,276	6,194
Net gains on sales of securities	10	—	—	32
Other income	2,730	2,542	2,441	2,609
Other expenses and provision for income taxes	6,743	6,857	6,635	6,712

Net income	$1,856	$1,876	$2,082	$2,123

Basic earnings per share	$0.31	$0.31	$0.35	$0.35

Dividends per share	$0.19	$0.19	$0.19	$0.19

2006
Interest income	$11,590	$11,943	$12,301	$12,453
Interest expense	5,403	5,633	6,076	6,336

Net interest income	6,187	6,310	6,225	6,117
Provision for loan losses	225	225	225	195

Net interest income after provision for loan losses	5,962	6,085	6,000	5,922
Net gains on sales of securities	—	204	—	—
Other income	2,494	2,413	2,346	2,455
Other expenses and provision for income taxes	6,730	6,771	6,440	6,650

Net income	$1,726	$1,931	$1,906	$1,727

Basic earnings per share	$0.29	$0.32	$0.31	$0.30

Dividends per share	$0.19	$0.19	$0.19	$0.19

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2007. The Corporation believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        We have made no significant changes in the Corporation's internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        ACNB Corporation ("ACNB") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles, and as such, include some amounts that are based on management's best estimates and judgments.

        ACNB's management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

        The Board of Directors of ACNB, through its Audit Committee, meets regularly with management, internal auditors, and the independent registered public accounting firm. The Audit Committee provides oversight to ACNB by reviewing audit plans and results, and evaluates management's actions for internal control, accounting and financial reporting matters. The internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee to discuss the results of their examinations.

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2007, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

        ACNB's independent registered public accounting firm, Beard Miller Company LLP, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on pages 73 and 74.

/s/ THOMAS A. RITTER Thomas A. Ritter President and Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related statements of income, changes in stockholders' equity, and cash flows of ACNB Corporation, and our report dated March 10, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

Item 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries. A copy of the Code of Ethics is included as an exhibit to the Form 8-K filed by the Corporation on January 31, 2008. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325-0129 or by telephone to 717-334-3161.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2008 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2008 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2008 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2008 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. FINANCIAL STATEMENTS

        The following financial statements are filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Statements of Condition

  •
  Consolidated Statements of Income

  •
  Consolidated Statements of Changes in Stockholders' Equity

  •
  Consolidated Statements of Cash Flows

  •
  Notes to Consolidated Financial Statements

2.
FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective financial statements or in the notes thereto.

(b)
EXHIBITS

The following Exhibits are included in this Report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.)
Exhibit 3(ii)	Bylaws of Registrant; a copy of the Bylaws, as amended. (Incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 19, 2003.)
Exhibit 10.1	ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.2	Salary Continuation Agreement—Applicable to Ronald L. Hankey, Thomas A. Ritter and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.3	Executive Supplemental Life Insurance Plan—Applicable to Ronald L. Hankey, Thomas A. Ritter and Lynda L. Glass. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.4	Director Supplemental Life Insurance Plan—Applicable to Philip P. Asper, Frank Elsner III, D. Richard Guise, Wayne E. Lau, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.5	Director Fee Deferral Agreement—Applicable to Frank Elsner III, D. Richard Guise, Wayne E. Lau, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver and Harry L. Wheeler. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.6	Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.7	Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.8	Complete Settlement Agreement and General Release made among ACNB Corporation, Adams County National Bank and John W. Krichten effective June 13, 2006. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 15, 2006.)
Exhibit 10.9	Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of July 3, 2006. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on July 6, 2006.)
Exhibit 10.10	Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of July 3, 2006. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on July 6, 2006.)
Exhibit 11	Statement re Computation of Earnings (Incorporated by reference from page 46 of this Form 10-K.)
Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant's Current Report on Form 8-K, filed with Commision on January 31, 2008.)
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 13, 2008 Date
By:	/s/ THOMAS A. RITTER Thomas A. Ritter President and Chief Executive Officer	By:	/s/ DAVID W. CATHELL David W. Cathell Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2008, by the following persons in the capacities indicated.

/s/ PHILIP P. ASPER Philip P. Asper Director	/s/ THOMAS A. RITTER Thomas A. Ritter Director, President and Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Vice Chairman of the Board	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ RONALD L. HANKEY Ronald L. Hankey Director and Chairman of the Board	/s/ ALAN J. STOCK Alan J. Stock Director
/s/ WAYNE E. LAU Wayne E. Lau Director	/s/ JENNIFER L. WEAVER Jennifer L. Weaver Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ JAMES E. WILLIAMS James E. Williams Director
/s/ DANIEL W. POTTS Daniel W. Potts Director

QuickLinks

ACNB CORPORATION
Table of Contents
PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ACNB CORPORATION CONSOLIDATED STATEMENTS OF CONDITION
ACNB CORPORATION CONSOLIDATED STATEMENTS OF INCOME
ACNB CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2007, 2006 and 2005
ACNB CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
ACNB CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE J—RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES
  NOTE K—INCOME TAXES
  NOTE L—RETIREMENT PLANS
QUARTERLY RESULTS OF OPERATIONS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES