Form 10-Q
period 2008-03-31
ACNB CORP
filed 2008-05-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2008

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

Common Stock, Par Value $2.50 per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on May 1, 2008, was 5,990,943.

PART I

ACNB CORPORATION

ITEM 1 - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands	March 31, 2008	March 31, 2007	December 31, 2007
ASSETS

Cash and due from banks	$17,684	$14,782	$18,319
Interest bearing deposits in banks	892	892	893
Cash and Cash Equivalents	18,576	15,674	19,212

Securities available for sale	271,375	326,931	286,346
Securities held to maturity, fair value $2,879; $15,947; $4,213	2,885	15,990	4,150
Loans held for sale	1,344	950	1,175
Loans, net of allowance for loan losses $5,931; $5,515; $5,848	561,761	530,762	542,354
Premises and equipment	14,406	14,654	14,530
Restricted investment in bank stocks	7,468	10,352	9,045
Investment in bank-owned life insurance	24,541	22,104	24,297
Investments in low-income housing partnerships	4,940	5,099	5,028
Other assets	17,288	19,526	20,528

Total Assets	$924,584	$962,042	$926,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$86,144	$79,057	$77,192
Interest bearing	604,694	603,298	593,448

Total Deposits	690,838	682,355	670,640

Short-term borrowings	37,967	49,900	30,768
Long-term borrowings	95,172	140,451	130,244
Other liabilities	13,348	10,519	9,883

Total Liabilities	837,325	883,225	841,535

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943, 5,706,970 and 5,990,943 shares issued and outstanding, respectively	14,977	14,267	14,977
Additional paid-in capital	8,787	4,741	8,787
Retained earnings	61,923	63,560	61,439
Accumulated other comprehensive income (loss)	1,572	(3,751)	(73)

Total Stockholders’ Equity	87,259	78,817	85,130

Total Liabilities and Stockholders’ Equity	$924,584	$962,042	$926,665

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2008	2007
INTEREST INCOME

Loans, including fees	$8,680	$8,723
Securities:
Taxable	2,846	3,143
Tax-exempt	405	309
Dividends	117	170
Other	30	32

Total Interest Income	12,078	12,377

INTEREST EXPENSE
Deposits	3,894	4,031
Short-term borrowings	189	751
Long-term debt	1,265	1,596

Total Interest Expense	5,348	6,378

Net Interest Income	6,730	5,999

PROVISION FOR LOAN LOSSES	120	140

Net Interest Income after Provision for Loan Losses	6,610	5,859

OTHER INCOME
Service charges on deposit accounts	514	502
Income from fiduciary activities	239	184
Earnings on investment in bank-owned life insurance	254	217
Gains on sales of securities	90	10
Service charges on ATM and debit card transactions	221	218
Commissions from insurance sales	1,097	1,254
Other	267	355

Total Other Income	2,682	2,740

OTHER EXPENSES
Salaries and employee benefits	3,575	3,396
Net occupancy expense	587	588
Equipment expense	477	567
Other tax expense	189	184
Professional services	240	177
Supplies and postage	196	214
Advertising expense	266	255
Other operating	985	926

Total Other Expenses	6,515	6,307

Income before Income Taxes	2,777	2,292

PROVISION FOR INCOME TAXES	569	436

Net Income	$2,208	$1,856

PER SHARE DATA
Basic earnings	$0.37	$0.31

Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2008 and 2007

Dollars in thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304
Comprehensive income:
Net income	—	—	1,856	—	1,856
Other comprehensive income, net of taxes	—	—	—	798	798

Total Comprehensive Income					2,654

Cash dividends declared	—	—	(1,141)	—	(1,141)

BALANCE - MARCH 31, 2007	$14,267	$4,741	$63,560	$(3,751)	$78,817

BALANCE - DECEMBER 31, 2007	$14,977	$8,787	$61,439	$(73)	$85,130
Cumulative effect of adoption of EITF 06-4	—	—	(586)	—	(586)

Comprehensive income:
Net income	—	—	2,208	—	2,208
Other comprehensive income, net of taxes	—	—	—	1,645	1,645

Total Comprehensive Income					3,853

Cash dividends declared	—	—	(1,138)	—	(1,138)

BALANCE - MARCH 31, 2008	$14,977	$8,787	$61,923	$1,572	$87,259

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,208	$1,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of loans and property	(77)	(130)
Earnings on investment in bank-owned life insurance	(254)	(217)
Gains on sales of securities	(90)	(10)
Depreciation and amortization	458	395
Provision for loan losses	120	140
Net amortization of investment securities premiums	2	163
(Increase) decrease in interest receivable	954	(311)
Increase in interest payable	435	214
Increase in mortgage loans held for sale	(92)	(288)
Decrease in other assets	1,438	13
Decrease in other liabilities	(2,877)	(1,941)

Net Cash Provided by (Used in) Operating Activities	2,225	(116)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,255	539
Proceeds from maturities of investment securities available for sale	60,892	10,499
Proceeds from sales of investment securities available for sale	10,090	1,589
Purchase of investment securities available for sale	(48,099)	(1,695)
Net sale (purchase) of restricted investment in bank stocks	1,577	(89)
Net increase in loans	(19,527)	(12,059)
Capital expenditures	(236)	(202)
Proceeds from sales of property	—	195

Net Cash Provided by (Used in) Investing Activities	5,952	(1,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, interest bearing deposits, and savings accounts	8,952	4,138
Net increase in time certificates of deposit	11,246	8,512
Net increase (decrease) in short-term borrowings	7,199	(10,083)
Dividends paid	(1,138)	(1,141)
Proceeds from long-term borrowings	—	20,000
Repayments on long-term borrowings	(35,072)	(25,069)

Net Cash Used in Financing Activities	(8,813)	(3,643)

Net Decrease in Cash and Cash Equivalents	(636)	(4,982)

CASH AND CASH EQUIVALENTS – BEGINNING	19,212	20,656

CASH AND CASH EQUIVALENTS – ENDING	$18,576	$15,674

Interest paid	$4,913	$6,164
Income taxes paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2008 and 2007.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2007 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 14, 2008.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the March 31, 2007, balances have been reclassified to conform with the 2008 presentation.  Such reclassifications had no impact on net income.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,990,943 weighted average shares of common stock outstanding for all periods presented.  The weighted average shares have been retroactively adjusted to give effect to the 5% common stock dividend distributed December 2007.  The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Service cost	$147	$125
Interest cost	259	211
Expected return on plan assets	(399)	(295)
Other, net	15	13

Net Periodic Benefit Cost	$22	$54

The Corporation previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $1,250,000 to its pension plan in 2008.  As of March 31, 2008, $0 of contributions have been made, with the full contribution expected to be made in the fourth quarter of 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.  EITF 06-4 requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporations’ liability is based on the post-employment benefit cost for continuing life insurance.  The Corporation adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $586,000 as a reduction of retained earnings effective January 1, 2008.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $5,191,000 in standby letters of credit as of March 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of March 31, 2008, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month periods ended March 31, 2008 and 2007.  The components of other comprehensive income for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Unrealized holding gains on available for sale securities arising during the period	$2,583	$1,220
Reclassification of gains realized in net income	90	10

Net Unrealized Gains	2,493	1,210

Tax effect	848	412

Other Comprehensive Income	$1,645	$798

6.                                       Segment Information

Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2008 and 2007, is as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Commissions from insurance sales	$1,097	$1,254
Income before income taxes	268	445
Total assets	10,168	11,671

In 2007, Russell Insurance Group acquired two additional books of business with an aggregate purchase price of $637,000.  These amounts were recorded as an intangible asset and are being amortized over ten years on a straight line basis.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.                                       Fair Value of Financial Instruments

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

The primary effect of SFAS No. 157 on the Corporation was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are as follow:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Corporation’s valuation of assets and liabilities measured at fair value on a recurring basis, in accordance with the above SFAS No. 157 pricing observability as of March 31, 2008:

Fair Value Measurements at Reporting Date

In thousands	Total	Level 1	Level 2	Level 3
Securities available for sale	$271,375	$1,071	$270,304	$—
Loans accounted for under SFAS No. 114	12,345	—	—	12,345
Other real estate owned	136	—	136	—

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities available for sale – Fair values for securities available for sale were based upon a market approach.  Securities that are debenture bonds and pass through mortgage-backed investments that are not quoted on an exchange, but are traded in active markets, were obtained through third-party data service providers who use matrix pricing on similar securities.  The Corporation compares evaluations provided by more than one service provider to judge the adequacy of the estimated fair value.

Loans accounted for under SFAS No. 114 – Loans included in the above table were those that were accounted for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance as determined under SFAS No. 114.  The fair value increased $89,000 from December 31, 2007, primarily due to lower interest rates attributable to loans measured by using the discounted cash flows.

Other real estate owned – Fair value of real estate owned through foreclosure was based on independent third-party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the proximate vicinity.

During the period, there were no assets or liabilities that were required to be remeasured on a nonrecurring basis.

ACNB CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

The following is management’s discussion and analysis of the significant changes in the financial condition, results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company.  Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein.  Current performance does not guarantee, assure or indicate similar performance in the future.

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis, as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time-to-time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2007.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line methods over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2008, was $2,208,000 compared to $1,856,000 for the same quarter in 2007, an increase of $352,000 or 19%.  Earnings per share increased from $.31 in 2007 to $.37 in 2008.  Net interest income increased $731,000 or 12%; provision for loan losses decreased $20,000 or 14%; other income decreased $58,000 or 2%; and, other expenses increased $208,000 or 3%.

Net Interest Income

Net interest income totaled $6,730,000 during the quarter ended March 31, 2008, compared to $5,999,000 for the same period in 2007, an increase of $731,000 or 12%. Net interest income increased due to a decrease in interest expense resulting from a reduction in wholesale borrowings during the second half of 2007 in conjunction with a de-leveraging strategy, as well as from reductions in market rates associated with the turmoil in broader financial markets.  Declines in the Fed Funds Target Rate and other market driver rates are factors in rates the Corporation and local market pay for deposits.  At the end of the first quarter of 2008, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Fed Funds Target Rate by 300 basis points in six months.  Interest expense decreased $1,030,000 or 16%.  The decrease in funding costs were partially offset by lower interest income, which decreased $299,000 or 2%.  Interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off higher cost wholesale borrowings.  Interest income also decreased due to declines in the Fed Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans for more information about interest rate risk, see Item 7A-Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K dated December 31, 2007, and filed on March 14, 2008.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2008 was 2.90% compared to 2.40% during the same period in 2007.  Also comparing the first quarter of 2008 to 2007, the yield on interest earning assets increased by 0.22% and the cost of interest bearing liabilities decreased by 0.30%.  The net interest margin was 3.24% for the first quarter of 2008 and 2.75% for the first quarter of 2007.

Average earning assets were $840,088,000 during the first quarter of 2008, a decrease of $54,300,000 from the average for the first quarter of 2007.  Average interest bearing liabilities were $739,829,000 in the first quarter of 2008, a decrease of $58,163,000 from the same quarter in 2007.  See the discussion above regarding the de-leverage strategy that caused the decreases in assets and liabilities.

Provision for Loan Losses

The provision for loan losses was $120,000 in the first quarter of 2008 compared to $140,000 in the first quarter of 2007, a decrease of $20,000 or 14%. The decrease was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses and continued absence of material losses in the portfolio.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first quarter of 2008, the Corporation had net charge-offs of $37,000, as compared net charge-offs of $0 for the first quarter of 2007.

Other Income

Total other income was $2,682,000 for the three months ended March 31, 2008, down $58,000, or 2%, from the first quarter of 2007.  Fees from deposit accounts and ATM/debit card revenue increased by $15,000, or 2%, due to higher volume. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $239,000 for the three months ended March 31, 2008, as compared to $184,000 during the first quarter of 2007, a 30% increase as a result of higher assets under management. Earnings on bank-owned life insurance increased by $37,000, or 17%, as a result of additional insurance coverage and better crediting rates. The Corporation’s subsidiary, Russell Insurance Group, Inc., saw revenue decrease $157,000 or 13%.  The decrease was due to a “soft” insurance market with lower premium rates, as well as lower “contingent” or extra commission payments from insurance carriers in the first quarter of 2008 compared to the first quarter of 2007.  The amount of “contingent” commission payments is based on several factors, and the payments are at the discretion of various insurance carriers in accordance with state insurance regulations.  Gains on sales of securities increased by $80,000 as a security was sold in the first quarter of 2008 that was likely to be called later in 2008.  The first quarter of 2007 had a $68,000 gain on sale of surplus real estate that was not repeated in the first quarter of 2008.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $179,000, or 5%, when comparing the first quarter of 2008 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees;

•                  A change in the mix of employees that included higher paid lending and trust officers; and,

•      Increased production-based incentive compensation for employees.

Partially offsetting increases was lower defined benefit pension expenses due to the funded position of the pension plan and recent earnings on pension assets.

Net occupancy expense was similar between 2008 and 2007 from leasing space at the Corporation’s Operation Center offset by higher maintenance expenditures.  Equipment expense decreased by $90,000, or 16%, as a result of renegotiated outsourced processing arrangements.

Professional services expense totaled $240,000 during the first quarter of 2008, as compared to $177,000 for the same period in 2007, an increase of $63,000 or 36%.  The increase was due in part to an accrual reversal in the prior year resulting from better efficiency in Sarbanes-Oxley §404 compliance work which lowered 2007’s expense.  Without this adjustment the 2007 expense was $213,000.

Advertising expenses increased by $11,000, or 4%, due to more use of television media.  The Corporation is striving to heighten its franchise awareness in a marketplace that is experiencing several recent merger consolidations.

Other operating expenses increased $59,000, or 6%, in the first quarter of 2008, as compared to the first quarter of 2007, due in part to higher electronic delivery channel expense and overall employee education expense.

Income Tax Expense

The Corporation recognized income taxes of $569,000, or 20% of pretax income, during the first quarter of 2008, as compared to $436,000, or 19% of pre-tax income, during the same period in 2007. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the first quarter ended March 31, 2008 and 2007, included historical and low-income housing tax credits of $172,000 in both quarters.

FINANCIAL CONDITION

Assets totaled $924,584,000 at March 31, 2008, compared to $926,665,000 at December 31, 2007, and $962,042,000 at March 31, 2007. Average earning assets during the three months ended March 31, 2008, decreased to $840,088,000 from $894,360,000 during the same period in 2007. Average interest bearing liabilities decreased in 2008 to $739,829,000 from $797,992,000 in 2007. See the discussion above regarding the de-leverage strategy that caused these decreases.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The investment portfolio is comprised of U.S. Government agencies, tax-free municipal and high-grade corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.  All mortgage-backed security investments are pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.  There is no exposure to subprime mortgages in the mortgage-backed securities.

At March 31, 2008, the securities balance included a net unrealized gain of $2,395,000, net of taxes, on available for sale securities versus a net unrealized gain of $749,000, net of taxes, at December 31, 2007. The decrease in market rates led to the increase in the fair value of securities during the first quarter of 2008.  Management conducted an evaluation for other than temporary impairment of investment securities in which the fair value is below the adjusted historical cost and did not identify any securities.  On some securities, rising rates since their purchase decreased the fair value below their carrying value.  Management has determined that the declines in fair value are not other than temporary.  See Note 7 – Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $31,809,000, or 6%, from March 31, 2007, to March 31, 2008, and by $19,659,000, or 4%, from December 31, 2007, to March 31, 2008. The growth in loans is a result of the Corporation’s strategy to increase loans by lending to support existing and new customers. Compared to March 31, 2007, commercial loans grew by approximately $33,000,000 or 14%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area. Additionally, ACNB has been able to participate with other local institutions on commercial lending credits. Residential real estate mortgage lending decreased by $3,000,000, as much of new origination was fixed rate and sold into the secondary mortgage market.  Home equity and other consumer lending increased by approximately $2,000,000, or 4%, as a result of promotional efforts.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation does not have any concentrations greater than 10% of loans to any one industry or customer. In addition, the Corporation does not hold subprime mortgages in its portfolio.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2008, was $5,931,000, or 1.04% of loans, as compared to $5,515,000, or 1.03% of loans, at March 31, 2007, and $5,848,000, or 1.07% of loans, at December 31, 2007. The ratio of non-performing loans plus foreclosed assets to total assets was 0.28% at March 31, 2008, as compared to 0.44% at March 31, 2007, and 0.26% at December 31, 2007.

Loans past due 90 days and still accruing were $1,595,000 and nonaccrual loans were $836,000 as of March 31, 2008, substantially all of which are secured by real estate.  Loans past due 90 days and still accruing were $205,000 at March 31, 2007, while nonaccruals were $4,027,000.  Loans past due 90 days and still accruing were $1,404,000 at December 31, 2007, while nonaccruals were $854,000.  Nonaccrual loans decreased from the end of the first quarter 2007 to the end of the first quarter 2008 due to the restoration of certain commercial loans to accruing status during 2007 as they demonstrated repaying ability and sufficient collateral position.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The decrease in the provision for loan losses expense for the first three months of 2008 compared to the first three months of 2007 was a result of the measurement of the adequacy of the allowance for loan losses at each period.  Reasons that the 2008 provision was lower included changes in allocations for specific loans and continued absence of losses in the portfolio.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities. Deposits increased by $8,483,000, or 1%, from March 31, 2007, to March 31, 2008.  Deposits increased by $20,198,000, or 3%, from December 31, 2007, to March 31, 2008.  A portion of the changes in all periods related to varying amounts of customer funds held in transaction accounts that were used for cash flow needs or redeployed in investments outside of the Bank, as such accounts are normally higher in balances at the end of the first quarter.  Deposit growth has centered in high rate promotional certificates of deposit, which attract funds from the Bank’s other lower rate deposit categories as well as provide new funding sources.  Deposit costs decreased during the first three months of 2008 as market rates declined in response to the Federal Reserve decreasing the Fed Funds Target Rate by 300 basis points since mid-September 2007.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh. As of March 31, 2008, short-term borrowings were $37,967,000, as compared to $30,768,000 at December 31, 2007, and $49,900,000 at March 31, 2007. Compared to year-end, repurchase agreement balances were up $5,319,000 due to seasonal fluctuation in ACNB’s commercial customer base.  The balance of the increase in short-term borrowings was due to daily variations in overnight borrowings to balance its cash letters in clearing.

Long-term debt consists primarily of advances from the FHLB. Long-term debt totaled $95,172,000 at March 31, 2008, versus $130,244,000 at December 31, 2007, and $140,451,000 at March 31, 2007. The Corporation decreased long-term debt by 27% from year-end 2007 by paying off maturing advances with funds provided from investment securities maturities.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $87,259,000 at March 31, 2008, compared to $85,130,000 at December 31, 2007, and $78,817,000 at March 31, 2007.  Stockholders’ equity increased in the first three months of 2008 due to earnings retained in capital and an increase in accumulated other comprehensive income due to improvement in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2008, ACNB earned $2,208,000 and paid dividends of $1,138,000 for a dividend payout ratio of 52%.  As an effect of implementing EITF 06-04, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”, a direct charge to retained earnings of $586,000 was made in the first quarter of 2008.  During the first three months of 2007, ACNB earned $1,856,000 and paid dividends of $1,141,000 for a dividend payout ratio of 61%.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of March 31, 2008, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	March 31, 2008	December 31, 2007
Tier 1 leverage ratio (to average assets)	8.55%	7.97%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.94%	12.84%
Total risk-based capital ratio	13.93%	13.82%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2008, ACNB’s banking subsidiary had a borrowing capacity of approximately $380,416,000 from the FHLB of which $288,162,000 was available.  The total borrowing capacity varies directly with the amount and quality of certain loans and investments that serve as collateral.  On April 10, 2008, FHLB Pittsburgh announced system-wide changes effective May 1, 2008, to their lending programs in response to the recent retraction and volatility in broader credit markets.   One change is more conservative collateral weighting on the loans and investments that create borrowing capacity.  For ACNB’s banking subsidiary, the new weightings will initially reduce the maximum borrowing capacity by 6%, but will not materially affect daily liquidity.  Another change requires delivery of investment collateral when borrowings exceed the capacity provided by loan collateral.  In calculating its liquidity, ACNB assumes possible delivery of collateral, so this change will have no practical effect on its liquidity position.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $35,247,000 and $29,928,000 at March 31, 2008, and December 31, 2007, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,279,000 at March 31, 2008.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At March 31, 2008, the Corporation had unfunded outstanding commitments to extend credit of approximately $122,300,000 and outstanding standby letters of credit of approximately $5,191,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ACNB CORPORATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, refer to the Annual Report on Form 10-K.

ACNB CORPORATION

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 4T - CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ACNB CORPORATION

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

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Form 10-K for the fiscal year ended December 31, 2007.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

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

Exhibit 3(ii)                                Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 28, 2008.)

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

Exhibit 10.5                               Director Fee Deferral Agreement - Applicable to Frank Elsner III, Wayne E. Lau, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 27, 2007.)

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

Exhibit 10.11                         Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of November 9, 2007. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2007.)

Exhibit 11                                        Statement re Computation of Earnings. (Incorporated by reference to page 46 of the  Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 14, 2008.)

Exhibit 14                                        Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2008.)

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

ACNB CORPORATION (Registrant)

May 9, 2008	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Senior Vice President & Chief Financial Officer