Form 10-Q
period 2008-06-30
ACNB CORP
filed 2008-08-08
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

Common Stock, Par Value $2.50 per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on August 1, 2008, was 5,990,943.

PART I

ACNB CORPORATION

ITEM I FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands	June 30, 2008	June 30, 2007	December 31, 2007

ASSETS

Cash and due from banks	$20,036	$16,863	$18,319
Interest-bearing deposits in banks	1,422	892	893

Cash and Cash Equivalents	21,458	17,755	19,212

Securities available for sale	246,347	357,725	286,346
Securities held to maturity, fair value $0; $15,323; $4,123	—	15,368	4,150
Loans held for sale	1,248	1,228	1,175
Loans, net of allowance for loan losses $6,337; $5,514; $5,848	591,795	537,756	542,354
Premises and equipment	14,375	14,562	14,530
Restricted investment in bank stocks	7,401	10,587	9,045
Investment in bank owned life insurance	24,799	22,318	24,297
Investments in low income housing partnerships	4,856	5,141	5,028
Other assets	19,117	19,669	20,528

Total Assets	$931,396	$1,002,109	$926,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$90,526	$80,087	$77,192
Interest bearing	604,498	614,367	593,448

Total Deposits	695,024	694,454	670,640

Short-term borrowings	39,351	88,341	30,768
Long-term borrowings	105,100	130,384	130,244
Other liabilities	7,738	10,031	9,883

Total Liabilities	847,213	923,210	841,535

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943, 5,706,970 and 5,990,943 shares issued and outstanding, respectively	14,977	14,267	14,977
Additional paid-in capital	8,787	4,741	8,787
Retained earnings	62,955	64,294	61,439
Accumulated other comprehensive loss	(2,536)	(4,403)	(73)

Total Stockholders’ Equity	84,183	78,899	85,130

Total Liabilities and Stockholders’ Equity	$931,396	$1,002,109	$926,665

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2008	2007	2008	2007

INTEREST INCOME
Loans, including fees	$8,820	$8,847	$17,500	$17,570
Securities:
Taxable	2,515	3,340	5,361	6,483
Tax-exempt	529	306	934	615
Dividends	17	168	134	338
Other	18	52	48	84

Total Interest Income	11,899	12,713	23,977	25,090

INTEREST EXPENSE
Deposits	3,420	4,228	7,314	8,259
Short-term borrowings	172	412	361	1,163
Long-term debt	1,090	1,882	2,355	3,478

Total Interest Expense	4,682	6,522	10,030	12,900

Net Interest Income	7,217	6,191	13,947	12,190

PROVISION FOR LOAN LOSSES	550	—	670	140

Net Interest Income after Provision for Loan Losses	6,667	6,191	13,277	12,050

OTHER INCOME
Service charges on deposit accounts	525	519	1,039	1,021
Income from fiduciary activities	290	243	529	427
Earnings on investment in bank owned life insurance	267	226	521	443
Gains on sales of securities	11	—	101	10
Service charges on ATM and debit card transactions	245	248	466	466
Commissions from insurance sales	1,064	1,071	2,161	2,325
Other	237	235	504	590

Total Other Income	2,639	2,542	5,321	5,282

OTHER EXPENSES
Salaries and employee benefits	3,445	3,271	7,020	6,667
Net occupancy expense	538	582	1,125	1,170
Equipment expense	480	621	957	1,188
Other tax expense	203	134	392	318
Professional services	226	200	466	377
Supplies and postage	200	199	396	413
Marketing expense	274	388	540	643
Other operating	1,038	1,014	2,023	1,940

Total Other Expenses	6,404	6,409	12,919	12,716

Income before Income Taxes	2,902	2,324	5,679	4,616

PROVISION FOR INCOME TAXES	572	448	1,141	884

Net Income	$2,330	$1,876	$4,538	$3,732

PER SHARE DATA
Basic earnings	$0.39	$0.31	$0.76	$0.62
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2008 and 2007

Dollars in thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE - DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304
Comprehensive income:
Net income	—	—	3,732	—	3,732
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	146	146

Total Comprehensive Income					3,878

Cash dividends declared	—	—	(2,283)	—	(2,283)

BALANCE - JUNE 30, 2007	$14,267	$4,741	$64,294	$(4,403)	$78,899

BALANCE - DECEMBER 31, 2007	$14,977	$8,787	$61,439	$(73)	$85,130
Cumulative effect of adoption of EITF 06-4	—	—	(745)	—	(745)
Comprehensive income:
Net income	—	—	4,538	—	4,538
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	(2,463)	(2,463)

Total Comprehensive Income					2,075

Cash dividends declared	—	—	(2,277)	—	(2,277)

BALANCE - JUNE 30, 2008	$14,977	$8,787	$62,955	$(2,536)	$84,183

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,538	$3,732
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and property	(144)	(207)
Earnings on investment in bank-owned life insurance	(521)	(443)
Gain on sales of securities	(101)	(10)
Depreciation and amortization	906	807
Provision for loan losses	670	140
Net amortization (accretion) of investment securities premiums (discounts)	(10)	291
(Increase) decrease in interest receivable	707	(275)
Increase (decrease) in interest payable	(79)	207
(Increase) decrease in mortgage loans held for sale	74	(490)
Decrease in other assets	1,843	614
Decrease in other liabilities	(2,821)	(2,423)

Net Cash Provided by Operating Activities	5,062	1,943

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	4,137	1,144
Proceeds from maturities of investment securities available-for-sale	83,265	28,000
Proceeds from sales of investment securities available for sale	11,205	1,589
Purchase of investment securities available-for-sale	(58,079)	(51,089)
Net sale (purchase) of restricted investment in bank stocks	1,644	(324)
Net increase in loans	(50,111)	(19,053)
Investment in insurance book of business	—	(424)
Investment in low income housing partnerships	—	(131)
Capital expenditures	(560)	(439)
Proceeds from sales of property	137	195

Net Cash Used in Investing Activities	(8,362)	(40,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, interest-bearing deposits, and savings accounts	13,334	5,168
Net increase in time certificates of deposit	11,050	19,581
Net increase in short-term borrowings	8,583	28,358
Dividends paid	(2,277)	(2,283)
Proceeds from long-term borrowings	20,000	40,000
Repayments on long-term borrowings	(45,144)	(55,136)

Net Cash Provided by Financing Activities	5,546	35,688

Net Increase (Decrease) in Cash and Cash Equivalents	2,246	(2,901)

CASH AND CASH EQUIVALENTS – BEGINNING	19,212	20,656

CASH AND CASH EQUIVALENTS – ENDING	$21,458	$17,755

Interest paid	$10,109	$12,693
Income taxes paid	$1,100	$925

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of June 30, 2008 and 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2008 and 2007.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2007 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 14, 2008.  The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the June 30, 2007 balances have been reclassified to conform with the 2008 presentation.  Such reclassifications had no impact on net income.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,990,943 weighted average shares of common stock outstanding for all periods presented.  The weighted average shares have been retroactively adjusted to give effect to the 5% common stock dividend distributed in December 2007.  The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost	$147	$125	$295	$250
Interest cost	259	211	517	422
Expected return on plan assets	(399)	(295)	(798)	(590)
Other, net	15	13	30	26

Net Periodic Benefit Cost	$22	$54	$44	$108

The Corporation previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $1,250,000 to its pension plan in 2008.  As of June 30, 2008, no contributions have been made, with the full contribution expected to be made in the fourth quarter of 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.  EITF 06-4 requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance.  The Corporation adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment in the first quarter 2008 of $586,000 as a reduction of retained earnings effective January 1, 2008.  The amount was further adjusted in the second quarter 2008 by $159,000 due to specific discount rate calculated compared to an estimated discount rate used in the first quarter 2008. The Corporation expects approximately an $84,000 impact on 2008 expense due to implementation of this new accounting pronouncement.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,638,000 in standby letters of credit as of June 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2008, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month and six month periods ended June 30, 2008 and 2007.  The components of other comprehensive income for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Unrealized holding gains (losses) on available for sale securities arising during the period	$(6,214)	$(989)	$(3,631)	$231
Reclassification of gains realized in net income	(11)	—	(101)	(10)

Net Unrealized Gains (Losses)	(6,225)	(989)	(3,732)	221

Tax effect	(2,117)	(337)	(1,269)	75

Other Comprehensive Income (Loss)	$(4,108)	$(652)	$(2,463)	$146

6.                                       Segment Information

Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers.  Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc.  The carrying amounts of the tangible assets acquired and the liabilities assumed on January 5, 2005, approximated their fair value.  The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill, the initial aggregate purchase price was $5,663,000; including certain capitalized costs.  In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 for the three-year period subject to performance criteria subsequent to the acquisition.  Due to performance at a higher level than the performance criteria, the liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill.  Payment was made in the second quarter of 2008 after it was ascertained that the performance criteria had been met for the

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

full three year period; after which the total aggregate purchase price was $8,663,000.  In addition, on November 9, 2007, the Corporation entered into another three-year employment contract with Frank C. Russell, Jr., President and Chief Executive Officer of RIG, effective as of January 1, 2008.  In 2007, Russell Insurance Group acquired two additional books of business with an aggregate purchase price of $637,000.  These amounts were recorded as an intangible asset and are being amortized over ten years on a straight line basis.

Segment information for the three and six month periods ended June 30, 2008 and 2007, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Commissions from insurance sales	$1,064	$1,071	$2,161	$2,325
Income before income taxes	188	245	456	690
Total assets			$10,555	$11,789

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

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

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

The following table summarizes the Corporation’s valuation of assets and liabilities measured at fair value on a recurring basis, in accordance with the above SFAS No. 157 pricing observability as of June 30, 2008:

	Fair Value Measurements at Reporting Date
In thousands	Total	Level 1	Level 2	Level 3

Securities available for sale	$246,347	$774	$245,573	$—
Loans accounted for under SFAS No. 114	12,050	—	—	12,050

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

Loans accounted for under SFAS No. 114 – Loans included in the above table were those that were accounted for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance as determined under SFAS No. 114.  The fair value decreased $207,000 from December 31, 2007, primarily due to lower payment schedules attributable to loans measured by using the discounted cash flows.

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

New Accounting Pronouncements

FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB Statement No. 163

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  This Statement clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.  Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

EITF 08-3

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Quarter ended June 30, 2008, compared to quarter ended June 30, 2007

Executive Summary

Net income for the three months ended June 30, 2008, was $2,330,000 compared to $1,876,000 for the same quarter in 2007, an increase of $454,000 or 24%.  Earnings per share increased from $.31 in 2007 to $.39 in 2008.  Net interest income increased $1,026,000 or 17%; provision for loan losses increased $550,000; other income increased $97,000 or 4%; and, other expenses decreased $5,000 or less than 1%.

Net Interest Income

Net interest income totaled $7,217,000 during the quarter ended June 30, 2008, compared to $6,191,000 for the same period in 2007, an increase of $1,026,000 or 17%. Net interest income increased due to a decrease in interest expense resulting from a reduction in wholesale borrowings during the second half of 2007 in conjunction with a de-leveraging strategy, as well as from reductions in market rates associated with the turmoil in broader financial markets.  Declines in the Fed Funds Target Rate and other market driver rates are factors in rates the Corporation and other financial institutions in the local market pay for deposits.  At the end of the second quarter of 2008, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Fed Funds Target Rate by 325 basis points since September 2007.  Interest expense decreased $1,840,000 or 28%.  The decrease in funding costs was partially offset by lower interest income, which decreased $814,000 or 6%.  Interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off higher cost wholesale borrowings.  Interest income also decreased due to declines in the Fed Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans. For more information about interest rate risk, see Item 7A-Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K dated December 31, 2007, and filed on March 14, 2008.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2008 was 3.12% compared to 2.39% during the same period in 2007.  Also comparing the second quarter of 2008 to 2007, the yield on interest earning assets was stable due to improved mix of asset types while the cost of interest bearing liabilities decreased by 0.72%.  The net interest margin was 3.44% for the second quarter of 2008 and 2.76% for the second quarter of 2007.

Average earning assets were $851,568,000 during the second quarter of 2008, a decrease of $58,606,000 from the average for the second quarter of 2007.  Average interest bearing liabilities were $743,707,000 in the second quarter of 2008, a decrease of $62,192,000 from the same quarter in 2007.  See the discussion above regarding the de-leverage strategy that caused the decreases in assets and liabilities.

Provision for Loan Losses

The provision for loan losses was $550,000 in the second quarter of 2008 compared to $0 in the second quarter of 2007. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses in light of strong loan growth and a deteriorating national economy that is expected to have an increasing negative effect on the local economy and housing market.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio—see Allowance for Loan Losses in the Financial Condition section for more information.  For the second quarter of 2008, the Corporation had net charge-offs of $144,000, as compared to net charge-offs of $1,000 for the second quarter of 2007.

Other Income

Total other income was $2,639,000 for the three months ended June 30, 2008, up $97,000, or 4%, from the second quarter of 2007.  Fees from deposit accounts and ATM/debit card revenue increased by $3,000, due to slightly higher volume. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $290,000 for the three months ended June 30, 2008, as compared to $243,000 during the second quarter of 2007, a 19% increase as a result of higher assets under management. Earnings on bank-owned life insurance increased by $41,000, or 18%, as a result of additional insurance coverage and higher crediting rates. The Corporation’s subsidiary, Russell Insurance Group, Inc., saw revenue decrease $7,000 or 1%.  The decrease was due to a “soft” insurance market with lower premium rates, as well as lower “contingent” or extra commission payments from insurance carriers in the second quarter of 2008 compared to the second quarter of 2007.  The amount of “contingent” commission payments is based on several factors, and the payments are at the discretion of various insurance carriers in accordance with state insurance regulations.  Gains on sales of securities increased by $11,000 as a security was sold in the second quarter of 2008 that was likely to be called later in 2008.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $174,000, or 5%, when comparing the second quarter of 2008 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees;

•                  A change in the mix of employees that included higher paid revenue-producing personnel; and,

•                  Increased production-based incentive compensation for employees.

Included in the increase was an expense of $29,000 from the 2008 implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.

Net occupancy expense decreased by $44,000, or 8%, when comparing the second quarter of 2008 to the same period a year ago due to leasing space at the Corporation’s Operation Center to a third party and lower nonrecurring repair expenditures.  Equipment expense decreased by $141,000, or 23%, as a result of renegotiated outsourced processing arrangements.

Professional services expense totaled $226,000 during the second quarter of 2008, as compared to $200,000 for the same period in 2007, an increase of $26,000 or 13%.  The increase was due in part to outsourcing more internal audit services rather than using internal staff.  Other tax expense increased due to a refund of Sales & Use tax recognized in 2007.

Marketing expense decreased by $114,000, or 29%, due to 2007 expenditures to highlight the bank’s stability in reaching its 150th anniversary in that year.  Otherwise, the Corporation is striving to heighten its franchise awareness and to stress its financial stability in a financial marketplace that is experiencing continued turmoil.

Other operating expenses increased $24,000, or 2%, in the second quarter of 2008, as compared to the second quarter of 2007, due in part to higher electronic delivery channel expense and corporate governance expense.

Income Tax Expense

The Corporation recognized income taxes of $572,000, or 19.7% of pretax income, during the second quarter of 2008, as compared to $448,000, or 19.2% of pre-tax income, during the same period in 2007. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the second quarters ended June 30, 2008 and 2007 included historical and low-income housing tax credits of $172,000 in both quarters.

Six Months ended June 30, 2008, compared to six months ended June 30, 2007

Executive Summary

Net income for the six months ended June 30, 2008, was $4,538,000 compared to $3,732,000 for the same period in 2007, an increase of $806,000 or 22%.  Earnings per share increased from $.62 in 2007 to $.76 in 2008.  Net interest income increased $1,757,000 or 15%; provision for loan losses increased $530,000 or 379%; other income increased $39,000 or 1%; and, other expenses increased $203,000 or 2%.

Net Interest Income

Net interest income totaled $13,947,000 during the six months ended June 30, 2008, compared to $12,190,000 for the same period in 2007, an increase of $1,757,000 or 14%. Net interest income increased due to a decrease in interest expense resulting from a reduction in wholesale borrowings during the second half of 2007 in conjunction with a de-leveraging strategy, as well as from reductions in market rates associated with the turmoil in broader financial markets.  Declines in the Fed Funds Target Rate and other market driver rates are factors in rates the Corporation and other financial institutions in the local market pay for deposits.  At the end of the first six months of 2008, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Fed Funds Target Rate by 325 basis points since September 2007.  Interest expense decreased $2,870,000 or 22%.  The decrease in funding costs were partially offset by lower interest income, which decreased $1,113,000 or 4%.  Interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off borrowings and fund loans.  Interest income also decreased due to declines in the Fed Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans. For more information about interest rate risk, see Item 7A-Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K dated December 31, 2007, and filed on March 14, 2008.

The net interest spread for the first six months of 2008 was 3.01% compared to 2.39% during the same period in 2007.  Also comparing the first six months of 2008 to 2007, the yield on interest earning assets increased by .11% (because of a better mix of earning asset categories) and the cost of interest bearing liabilities decreased by .51%.  The net interest margin was 3.34% for the first six months of 2008 and 2.76% for the first six months of 2007.

Average earning assets were $845,828,000 during the first six months of 2008, a decrease of $56,578,000 from the average for the first six months of 2007.  Average interest bearing liabilities were $741,768,000 in the first six months of 2008, a decrease of $60,177,000 from the same six months in 2007.  See the discussion above regarding the de-leverage strategy that caused the decreases in assets and liabilities.

Provision for Loan Losses

The provision for loan losses was $670,000 in the first six months of 2008 compared to $140,000 in the first six months of 2007. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses in light of the factors mentioned previously.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio—see Allowance for Loan Losses in the Financial Condition section for more information.  For the first six months of 2008, the Corporation had net charge-offs of $181,000, as compared to net charge-offs of $1,000 for the first six months of 2007.

Other Income

Total other income was $5,321,000 for the six months ended June 30, 2008, up $39,000, or 1%, from the first six months of 2007.  Fees from deposit accounts and ATM/debit card revenue increased by $18,000, or 1%, due to slightly higher volume. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $529,000 for the six months ended June 30, 2008, as compared to $427,000 during the first six months of 2007, a 24% increase as a result of higher assets under management. Earnings on bank-owned life insurance increased by $78,000, or 18%, as a result of additional insurance coverage and higher crediting rates. The Corporation’s subsidiary, Russell Insurance Group, Inc., saw revenue decrease $164,000 or 7%.  The decrease was mostly due to lower “contingent” or extra commission payments from insurance carriers received in the first quarter of each year; however ongoing revenue was reduced also due to a “soft” insurance market with lower premium rates.  Gains on sales of securities increased by $91,000 as securities were sold in 2008 that were likely to be called later in 2008.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $353,000, or 5%, when comparing the first six months of 2008 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees;

•                  A change in the mix of employees that included higher paid revenue-producing staff; and,

•                  Increased production-based incentive compensation for employees.

Included in the increase was an expense of $42,000 from the 2008 implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.

Net occupancy expense decreased by $45,000, or 4%, when comparing the first six months of 2008 to the same period a year ago due to leasing out unused space at the Corporation’s Operation Center to a third party.  Equipment expense decreased by $231,000, or 19%, as a result of renegotiated outsourced processing arrangements.

Professional services expense totaled $466,000 during the first six months of 2008, as compared to $377,000 for the same period in 2007, an increase of $89,000 or 24%.  The increase was due in part to outsourcing more internal audit services rather than using internal staff, collection and corporate governance matters.  Other tax expense increased due to a refund of Sales and Use tax recognized in 2007.

Marketing expense decreased by $103,000, or 16%, due to 2007 expenditures to highlight the bank’s stability in reaching its 150th anniversary in that year.  Otherwise, the Corporation is striving to heighten its franchise awareness and to stress its financial stability in a financial marketplace that is experiencing continued turmoil.

Other operating expenses increased $83,000, or 4%, in the first six months of 2008, as compared to the first six months of 2007. Higher electronic data delivery expenses and corporate governance expenditures were partially offset by lower deposit losses due to heightened fraud avoidance.

Income Tax Expense

The Corporation recognized income taxes of $1,141,000, or 20.1%, of pretax income, during the first six months of 2008, as compared to $884,000, or 19.2%, of pre-tax income, during the same period in 2007. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the second six months ended June 30, 2008 and 2007 included historical and low-income housing tax credits of $344,000 in both six months periods.

FINANCIAL CONDITION

Executive Summary

Assets totaled $931,396,000 at June 30, 2008, compared to $926,665,000 at December 31, 2007, and $1,002,109,000 at June 30, 2007. Average earning assets during the six months ended June 30, 2008, decreased to $845,828,000 from $902,406,000 during the same period in 2007. Average interest bearing liabilities decreased in 2008 to $741,768,000 from $801,945,000 in 2007. See the discussion above regarding the de-leverage strategy that caused these decreases.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The investment portfolio is comprised of U.S. Government agencies (government sponsored enterprises), tax-advantaged municipal and high-grade corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.  All mortgage-backed security investments are pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments. ACNB’s prepurchase analysis of the borrowers in its  FNMA and FHLMC loan pools reveal high credit scores, loans with conservative weighted average loan-to-value ratios and loans that are predominately owner-occupied.  In addition, FNMA and FHLMC are deemed to have sufficient capital and strong support has been expressed by the federal government in the current housing crisis.  There is no exposure to subprime mortgages in the mortgage-backed securities.

At June 30, 2008, the securities balance included a net unrealized loss of $1,714,000, net of taxes, on available for sale securities versus a net unrealized gain of $749,000, net of taxes, at December 31, 2007. An increase in the yield curve relevant to the securities, increased supply caused by larger financial institutions selling for liquidity and concern about the current health of the housing markets were all factors that led to the decrease in the fair value of securities during the second quarter of 2008.  Management conducted an evaluation for other than temporary impairment of investment securities in which the fair value is below the adjusted historical cost and did not identify any securities that are considered other than temporarily impaired.  See Note 7 – Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $54,882,000, or 10%, from June 30, 2007, to June 30, 2008, and by $50,003,000, or 9%, from December 31, 2007, to June 30, 2008. The growth in loans is a result of the Corporation’s strategy to increase lending to support existing and new customers. Compared to June 30, 2007, commercial loans grew by approximately $43,000,000 or 20%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area and to participate with other local institutions on commercial lending credits. Residential real estate mortgage lending increased by $6,000,000 or 2%.  Home equity and other consumer lending increased by approximately $6,000,000, or 10%, as a result of promotional efforts.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation’s market place is predominantly rural and serves as a residential area for nearby larger urban areas; $45,600,000 or 8% of the loan portfolio is classified as real estate construction, land development and other land loans. The Corporation does not hold subprime mortgages in its portfolio.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2008, was $6,337,000, or 1.06% of loans, as compared to $5,514,000, or 1.01% of loans, at June 30, 2007, and $5,848,000, or 1.07% of loans, at December 31, 2007. The ratio of non-performing loans plus foreclosed assets to total assets was .51% at June 30, 2008, as compared to 0.48% at June 30, 2007, and 0.26% at December 31, 2007.

Loans past due 90 days and still accruing were $1,567,000 and nonaccrual loans were $3,187,000 as of June 30, 2008, substantially all of which are secured by real estate.  Loans past due 90 days and still accruing were $834,000 at June 30, 2007, while nonaccruals were $3,972,000.  Loans past due 90 days and still accruing were $1,404,000 at December 31, 2007, while nonaccruals were $854,000.  Nonaccrual loans increased from December 2007 to the end of the second quarter 2008 due to a commercial real estate credit in the amount of $2,375,000 in which further scheduled payments are unlikely in absence of sales of the underlying collateral.  The loan was included in impaired loans at December 31, 2007.

Impaired loans at June 30, 2008 totaled $15,496,000; $14,739,000 with a valuation allowance and $757,000 without a valuation reserve. The related allowance for loan losses totaled $2,690,000.  Impaired loans at June 30, 2007 totaled $12,391,000; $7,787,000 with a valuation allowance and $4,604,000 without a valuation reserve. The related allowance for loan losses totaled $2,222,000. Impaired loans at December 31, 2007 totaled $15,765,000; $14,982,000 with a valuation allowance and $783,000 without a valuation reserve. The related allowance for loan losses totaled $2,725,000. The increase in impaired loans from June 30, 2007 was mainly related to the commercial real estate credit referred to above and other loans deemed impaired due to a slowing economy or other specific attributes.   A decrease in impaired loans without a provision (as well as nonaccrual loans) from June 30, 2007 was related to one well collateralized loan that was returned to accruing status after an extended period of timely payments.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and other observable data.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses for the second quarter of 2008 compared to the second quarter of 2007 was a result of the measurement of the adequacy of the allowance for loan losses at each period.  Reasons that the 2008 provision was higher included changes in allocations for specific loans, a deteriorating local housing market and strong growth in the loan portfolio during the second quarter (which causes the amounts assigned to homogeneous pools to increase).

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities supplemented with investment maturities and borrowings. Deposits increased by $570,000, or less than 1%, from June 30, 2007, to June 30, 2008.  Deposits increased by $24,384,000, or 4%, from December 31, 2007, to June 30, 2008.  A portion of the changes in all periods related to varying amounts of customer funds held in transaction accounts that are used for larger commercial and governmental customers’ cash flow needs; such accounts are normally higher in balances at the end of the second quarter.  Certificates of deposit declined during the first six months of 2008 as rate-conscious savers moved funds to other institutions or other types of accounts because of significantly reduced rates due to market factors.  Deposit rates decreased during the first six months of 2008 as market rates declined in response to the Federal Reserve decreasing the Fed Funds Target Rate by 325 basis points since mid-September 2007.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh. As of June 30, 2008, short-term borrowings were $39,351,000, as compared to $30,768,000 at December 31, 2007, and $88,341,000 at June 30, 2007. Compared to year-end, repurchase agreement balances were up $8,386,000 due to seasonal fluctuation in ACNB’s commercial customer base and new customers.  The balance in short-term borrowings also varied due to overnight borrowings to balance its cash letters in clearing and due to payroll tax collections.

Long-term debt consists primarily of advances from the FHLB. Long-term debt totaled $105,100,000 at June 30, 2008, versus $130,244,000 at December 31, 2007, and $130,384,000 at June 30, 2007. The Corporation decreased long-term debt by 19% from year-end 2007 by paying off maturing advances with funds provided from investment securities maturities.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $84,183,000 at June 30, 2008, compared to $85,130,000 at December 31, 2007, and $78,899,000 at June 30, 2007.  Stockholders’ equity decreased in the first six months of 2008 due to an increase in accumulated other comprehensive loss due to a decline in the fair value of the investment portfolio that was mostly offset by earnings retained in capital. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2008, ACNB earned $4,538,000 and paid dividends of $2,277,000 for a dividend payout ratio of 50%.  As a result of implementing EITF 06-04, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”, a direct charge to retained earnings of $745,000 was made in the 2008.  During the first six months of 2007, ACNB earned $3,732,000 and paid dividends of $2,283,000 for a dividend payout ratio of 61%.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of June 30, 2008, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	June 30, 2008	December 31, 2007
Tier 1 leverage ratio (to average assets)	8.55%	7.97%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.53%	12.84%
Total risk-based capital ratio	13.55%	13.82%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2008, ACNB’s banking subsidiary had a borrowing capacity of approximately $359,342,000 from the FHLB of which $259,342,000 was available.  The total borrowing capacity varies directly with the amount and quality of certain loans and investments that serve as collateral.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $38,314,000 and $29,928,000 at June 30, 2008, and December 31, 2007, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $5,588,000 at June 30, 2008.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 3, 2008, the Corporation had unfunded outstanding commitments to extend credit of approximately $140,244,000 and outstanding standby letters of credit of approximately $6,638,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOTHING TO REPORT.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

a. An annual meeting of shareholders was held at 1:00 p.m. on May 6, 2008, at ACNB Corporation Operations Center,
    100 V-Twin Drive, Gettysburg, PA 17325.

b. Six matters were voted upon, as follows:

Proposal to fix the number of Directors of ACNB Corporation at thirteen (13):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,468,769	176,344	28,597

Proposal to fix the number of Class 1 Directors at five (5):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,411,601	160,763	101,346

Proposal to fix the number of Class 2 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,417,882	159,124	96,704

Proposal to fix the number of Class 3 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,417,774	159,008	96,928

Election of five (4) Class 1 Directors to serve for a three-year term:

Director	Term Expires	Votes Cast “FOR”	Votes “WITHHELD”
Philip P. Asper	2011	4,427,476	246,234
Frank Elsner III	2011	4,457,259	216,451
Daniel W. Potts	2011	4,455,147	218,563
Thomas A. Ritter	2011	4,400,180	273,530

To ratify the selection of Beard Miller Company LLP as ACNB Corporation’s independent auditor for the year ending

December 31, 2008.

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes “ABSTAINED”
4,617,302	27,898	28,510

Names of Directors whose terms continue after the meeting.

Director	Term Expires

Wayne E. Lau	2009

Alan J. Stock	2009

Jennifer L. Weaver	2009

Harry L. Wheeler	2009

Ronald L. Hankey	2010

James J. Lott	2010

Robert W. Miller	2010

Marian B. Schultz	2010

James E. Williams	2010

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

ACNB CORPORATION (Registrant)

August 8, 2008	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Senior Vice President & Chief Financial Officer