Form 10-Q
period 2008-09-30
ACNB CORP
filed 2008-11-07
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the Registrant’s Common Stock outstanding on November 3, 2008, was 5,990,943.

PART I

ACNB CORPORATION

ITEM 1 - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2008	September 30, 2007	December 31, 2007

ASSETS

Cash and due from banks	$15,427	$17,869	$18,319
Interest bearing deposits in banks	2,502	892	893

Cash and Cash Equivalents	17,929	18,761	19,212

Securities available for sale	231,346	351,344	286,346
Securities held to maturity, fair value $0; $14,615; $4,123	—	14,642	4,150
Loans held for sale	304	1,025	1,175
Loans, net of allowance for loan losses $9,618; $5,537; $5,848	612,882	545,770	542,354
Premises and equipment	14,447	14,404	14,530
Restricted investment in bank stocks	8,501	11,506	9,045
Investment in bank-owned life insurance	25,055	24,060	24,297
Investments in low-income housing partnerships	4,801	5,088	5,028
Other assets	21,433	19,610	20,528

Total Assets	$936,698	$1,006,210	$926,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$85,666	$81,180	$77,192
Interest bearing	592,714	606,121	593,448

Total Deposits	678,380	687,301	670,640

Short-term borrowings	36,991	109,488	30,768
Long-term borrowings	132,027	115,315	130,244
Other liabilities	6,452	12,009	9,883

Total Liabilities	853,850	924,113	841,535

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943, 5,706,970 and 5,990,943 shares issued and outstanding, respectively	14,977	14,267	14,977
Additional paid-in capital	8,787	4,741	8,787
Retained earnings	62,301	65,234	61,439
Accumulated other comprehensive loss	(3,217)	(2,145)	(73)

Total Stockholders’ Equity	82,848	82,097	85,130

Total Liabilities and Stockholders’ Equity	$936,698	$1,006,210	$926,665

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2008	2007	2008	2007

INTEREST INCOME

Loans, including fees	$9,010	$9,059	$26,510	$26,629
Securities:
Taxable	2,417	3,811	7,778	10,294
Tax-exempt	476	340	1,410	955
Dividends	73	147	207	485
Other	35	39	83	123

Total Interest Income	12,011	13,396	35,988	38,486

INTEREST EXPENSE

Deposits	2,967	4,367	10,281	12,626
Short-term borrowings	176	1,156	537	2,319
Long-term debt	1,318	1,572	3,673	5,050

Total Interest Expense	4,461	7,095	14,491	19,995

Net Interest Income	7,550	6,301	21,497	18,491

PROVISION FOR LOAN LOSSES	3,600	25	4,270	165

Net Interest Income after Provision for Loan Losses	3,950	6,276	17,227	18,326

OTHER INCOME
Service charges on deposit accounts	628	521	1,667	1,542
Income from fiduciary activities	275	253	804	680
Earnings on investment in bank-owned life insurance	266	229	787	672
Gains on sales of securities	57	—	158	10
Service charges on ATM and debit card transactions	248	242	714	708
Commissions from insurance sales	939	962	3,100	3,287
Other	206	234	710	824

Total Other Income	2,619	2,441	7,940	7,723

OTHER EXPENSES

Salaries and employee benefits	3,629	3,234	10,649	9,901
Net occupancy expense	514	543	1,639	1,713
Equipment expense	489	527	1,446	1,715
Other tax expense	189	184	581	502
Professional services	238	216	704	593
Supplies and postage	185	183	581	596
Marketing expense	241	263	781	906
Other operating	979	961	3,002	2,901

Total Other Expenses	6,464	6,111	19,383	18,827

Income before Income Taxes	105	2,606	5,784	7,222

PROVISION (BENEFIT) FOR INCOME TAXES	(379)	524	762	1,408

Net Income	$484	$2,082	$5,022	$5,814

PER SHARE DATA
Basic earnings	$0.08	$0.35	$0.84	$0.97
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2008 and 2007

Dollars in thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE - DECEMBER 31, 2006	$14,267	$4,741	$62,845	$(4,549)	$77,304
Comprehensive income:
Net income	—	—	5,814	—	5,814
Other comprehensive income, net of taxes	—	—	—	2,404	2,404

Total Comprehensive Income					8,218

Cash dividends declared	—	—	(3,425)	—	(3,425)

BALANCE - SEPTEMBER 30, 2007	$14,267	$4,741	$65,234	$(2,145)	$82,097

BALANCE - DECEMBER 31, 2007	$14,977	$8,787	$61,439	$(73)	$85,130
Cumulative effect of adoption of EITF 06-4	—	—	(745)	—	(745)
Comprehensive income:
Net income	—	—	5,022	—	5,022
Other comprehensive loss, net of taxes	—	—	—	(3,144)	(3,144)

Total Comprehensive Income					1,878

Cash dividends declared	—	—	(3,415)	—	(3,415)

BALANCE - SEPTEMBER 30, 2008	$14,977	$8,787	$62,301	$(3,217)	$82,848

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,022	$5,814
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of loans and property	688	(281)
Earnings on investment in bank-owned life insurance	(787)	(672)
Gain on sales of securities	(158)	(10)
Depreciation and amortization	1,380	1,245
Provision for loan losses	4,270	165
Net amortization (accretion) of investment securities premiums (discounts)	(26)	334
(Increase) decrease in interest receivable	956	(937)
Increase (decrease) in interest payable	(941)	712
(Increase) decrease in mortgage loans held for sale	184	(215)
Decrease in other assets	878	70
Decrease in other liabilities	(235)	(2,044)

Net Cash Provided by Operating Activities	11,231	4,181

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held-to-maturity	4,137	1,854
Proceeds from maturities of investment securities available-for-sale	88,745	88,941
Proceeds from sales of investment securities available for sale	26,936	1,589
Purchase of investment securities available-for-sale	(65,248)	(101,073)
Net sale (purchase) of restricted investment in bank stocks	544	(1,243)
Net increase in loans	(74,941)	(27,092)
Purchase of bank-owned life insurance	—	(1,525)
Investments in low-income housing partnerships	—	(131)
Final purchase consideration — Insurance subsidiary	(3,000)	—
Investments in insurance books of business	(1,156)	(429)
Capital expenditures	(999)	(633)
Proceeds from sales of property	137	195

Net Cash Used in Investing Activities	(24,845)	(39,547)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, interest bearing deposits, and savings accounts	8,474	6,261
Net increase (decrease) in time certificates of deposit	(734)	11,335
Net increase in short-term borrowings	6,223	49,505
Dividends paid	(3,415)	(3,425)
Proceeds from long-term borrowings	37,000	40,000
Repayments on long-term borrowings	(35,217)	(70,205)

Net Cash Provided by Financing Activities	12,331	33,471

Net Decrease in Cash and Cash Equivalents	(1,283)	(1,895)

CASH AND CASH EQUIVALENTS — BEGINNING	19,212	20,656

CASH AND CASH EQUIVALENTS — ENDING	$17,929	$18,761

Interest paid	$15,432	$19,283
Income taxes paid	$1,500	$1,075
Loans transferred to foreclosed real estate	$143	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of September 30, 2008 and 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2008 and 2007.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2007 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 14, 2008.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the September 30, 2007 balances have been reclassified to conform with the 2008 presentation.  Such reclassifications had no impact on net income.

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

3.                                       Retirement Benefits

The components of net periodic benefit costs for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Service cost	$147	$125	$442	$375
Interest cost	259	211	777	633
Expected return on plan assets	(399)	(295)	(1,198)	(885)
Other, net	15	13	45	39
Net Periodic Benefit Cost	$22	$54	$66	$162

The Corporation previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $1,250,000 to its pension plan in 2008.  As of September 30, 2008, no contributions have been made, with the full contribution expected to be made in the fourth quarter of 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.  EITF 06-4 requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance.  The Corporation adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment in the first quarter of 2008 of $586,000 as a reduction of retained earnings effective January 1, 2008.  The amount was further adjusted in the second quarter of 2008 by $159,000 due to a specific discount rate calculation compared to an estimated discount rate used in the first quarter of 2008. The Corporation expects approximately an $84,000 impact on 2008 expense due to implementation of this new accounting pronouncement.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,076,000 in standby letters of credit as of September 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of September 30, 2008, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  There was no change in the unfunded pension liability during the three month and nine month periods ended September 30, 2008 and 2007.  The components of other comprehensive income for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Unrealized holding gains (losses) on available for sale securities arising during the period	$(975)	$3,423	$(4,606)	$3,654
Reclassification of gains realized in net income	(57)	—	(158)	(10)
Net Unrealized Gains (Losses)	(1,032)	3,423	(4,764)	3,644

Tax effect	(351)	1,165	(1,620)	1,240
Other Comprehensive Income (Loss)	$(681)	$2,258	$(3,144)	$2,404

6.                                       Segment Information

Russell Insurance Group, Inc. (RIG) is managed separately from the banking and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc.  The carrying amounts of the tangible assets acquired and the liabilities assumed on January 5, 2005, approximated their fair value.  The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill.  The initial aggregate purchase price was $5,663,000, including certain capitalized costs.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 for the three-year period subject to performance criteria subsequent to the acquisition.  Due to performance at a higher level than the performance criteria, the liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill.  Payment was made in the second quarter of 2008 after it was ascertained that the performance criteria had been met for the full three-year period; after which, the total aggregate purchase price was $8,663,000.  In addition, on November 9, 2007, the Corporation entered into another three-year employment contract with Frank C. Russell, Jr., President and Chief Executive Officer of RIG, effective as of January 1, 2008.

In 2007, Russell Insurance Group acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, Russell Insurance Group acquired an additional book of business with an aggregate purchase price of $1,860,000, of which $1,156,000 was paid during the third quarter of 2008.   These amounts were recorded as an intangible asset and are being amortized over ten years on a straight line basis.

Segment information for the three and nine month periods ended September 30, 2008 and 2007, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Commissions from insurance sales	$939	$962	$3,100	$3,287
Income before income taxes	87	177	543	867
Total assets			$11,075	$11,869

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

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

After reviewing FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, the Corporation determined that all securities held by the Corporation are traded in active markets and therefore did not use the guidance for determining values of financial assets in inactive markets.  The following table summarizes the Corporation’s valuation of assets and liabilities measured at fair value on a recurring basis, in accordance with the above SFAS No. 157 pricing observability as of September 30, 2008:

	Fair Value Measurements at Reporting Date
In thousands	Total	Level 1	Level 2	Level 3

Securities available for sale	$231,346	$1,070	$230,276	$—
Loans accounted for under SFAS No. 114	6,746	—	—	6,746
Foreclosed real estate	143	—	—	143

Securities available for sale — Fair values for securities available for sale were based upon a market approach.  Securities that are debenture bonds and pass through mortgage-backed investments that are not quoted on an exchange, but are traded in active markets, were obtained through third-party data service providers who use matrix pricing on similar securities.  The Corporation compares evaluations provided by more than one service provider to judge the adequacy of the estimated fair value.

Loans accounted for under SFAS No. 114 — Loans included in the above table were those that were accounted for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance as determined under SFAS No. 114.  The fair value decreased $6,294,000 from December 31, 2007, due to higher losses attributable to loans measured by current appraisals of the collateral underlying these loans and by movement of loans out of impaired loans requiring a valuation reserve.  A roll forward of this activity is as follows:

In thousands
Balance-December 31, 2007	$13,040
Charged off	(265)
Settled or otherwise removed from impaired status	(2,173)
Payments made	(43)
Increase in valuation allowance	(3,813)
Balance-September 30, 2008	$6,746

Foreclosed real estate — Fair value of real estate acquired through foreclosure was based on independent third-party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the proximate vicinity.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis, as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2007.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.  No such events occurred in 2008.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

New Accounting Pronouncements

FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB FSP 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB FSP 157-3

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008, financial statements.  The Corporation determined that all securities held by the Corporation are traded in active markets and therefore did not use the guidance for determining values of financial assets in inactive markets.

RESULTS OF OPERATIONS

Quarter ended September 30, 2008, compared to quarter ended September 30, 2007

Executive Summary

Net income for three months ended September 30, 2008, was $484,000 compared to $2,082,000 for the same quarter in 2007, a decrease of $1,598,000 or 77%.  Earnings per share decreased from $.35 in 2007 to $.08 in 2008.  Net interest income increased $1,249,000 or 20%; however, the provision for loan losses increased $3,575,000, other income increased $178,000 or 7%, and other expenses increased $353,000 or 6%.

Net Interest Income

Net interest income totaled $7,550,000 during the quarter ended September 30, 2008, as compared to $6,301,000 for the same period in 2007, an increase of $1,249,000 or 20%. Net interest income increased due to a decrease in interest expense resulting from a reduction in volume of interest bearing liabilities in conjunction with a planned de-leveraging strategy, as well as from reductions in market rates associated with the turmoil in broader financial markets and Federal Reserve actions over the last four quarters.  Declines in the Fed Funds Target Rate and other market driver rates are factors in rates the Corporation and other financial institutions in the local market pay for deposits.  At the end of the third quarter of 2008, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Fed Funds Target Rate by 325 basis points in the period from September 18, 2007, to April 30, 2008 (followed by another 50 basis point cut in early October 2008 that will impact net interest income in future quarters).  Interest expense decreased $2,634,000 or 37%.  The decrease in funding costs was partially offset by lower interest income, which decreased $1,385,000 or 10%.  Interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off higher cost wholesale borrowings.  Interest income also decreased due to declines in the Fed Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans. For more information about interest rate risk, see Item 7A-Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2007, and filed on March 14, 2008.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income, while rebalancing the composition of earning assets and interest bearing liabilities.

The net interest spread for the third quarter of 2008 was 3.18% compared to 2.29% during the same period in 2007.  Also comparing the third quarter of 2008 to 2007, the yield on interest earning assets decreased from 5.72% to 5.49% due to new loan originations at lower rates or existing loans with variable rate features repricing to lower rates; while the cost of interest bearing liabilities decreased by 0.99% due to lower market rates and an improvement in the mix of lower cost transaction accounts.  The net interest margin was 3.49% for the third quarter of 2008 and 2.66% for the third quarter of 2007.

Average earning assets were $866,690,000 during the third quarter of 2008, a decrease of $79,129,000 from the average for the third quarter of 2007.  Average interest bearing liabilities were $752,769,000 in the third quarter of 2008, a decrease of $87,992,000 from the same quarter in 2007.  See the discussion above regarding the de-leveraging strategy that caused the decreases in assets and liabilities.

Provision for Loan Losses

The provision for loan losses was $3,600,000 in the third quarter of 2008 compared to $25,000 in the third quarter of 2007. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses in light of strong loan growth and specific allocations necessary for certain commercial loans negatively impacted primarily by the sharp retraction in the housing market and/or the deteriorating national economy.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio—as further explained under the caption, “Allowance for Loan Losses”, in the Financial Condition section.  For the third quarter of 2008, the Corporation had net charge-offs of $319,000, as compared to net charge-offs of $2,000 for the third quarter of 2007.

Other Income

Total other income was $2,619,000 for the three months ended September 30, 2008, up $178,000, or 7%, from the third quarter of 2007.  Fees from deposit accounts and ATM/debit card revenue rose by $113,000, primarily due to an increase in the non-sufficient funds fee. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $275,000 for the three months ended September 30, 2008, as compared to $253,000 during the third quarter of 2007, a 9% increase as a result of higher volume assets under management. Earnings on bank-owned life insurance increased by $37,000, or 16%, as a result of additional insurance coverage and higher crediting rates. The Corporation’s insurance subsidiary, Russell

Insurance Group, Inc., experienced a revenue decrease of $23,000 or 2%.  This decrease was due to a soft insurance market with lower premium rates and lost business from customers connected to the housing and construction sectors.  Gains on sales of securities increased by $57,000 as securities were sold in the third quarter of 2008 to shorten duration.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $395,000, or 12%, when comparing the third quarter of 2008 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees;

•                  A change in the mix of employees that included higher paid revenue-producing personnel;

•                  Increased production-based incentive compensation for employees; and,

•    Signing bonuses to four new commercial lenders and a new executive vice president hired in the quarter.

Also included in the increase was an expense of $21,000 from the 2008 implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.

Net occupancy expense decreased by $29,000, or 5%, when comparing the third quarter of 2008 to the same period a year ago due to leasing space at the Corporation’s Operations Center to a third party and lower repair expenditures.  Equipment expense decreased by $38,000, or 7%, as a result of renegotiated outsourced processing arrangements.

Professional services expense totaled $238,000 during the third quarter of 2008, as compared to $216,000 for the same period in 2007, an increase of $22,000 or 10%.  The increase was due in part to work in process in obtaining additional insurance books of business.  Other tax expense, as well as supplies and postage, increased less than 1% when comparing the third quarter of both years.

Marketing expense decreased by $22,000, or 8%, due to higher expenditures in 2007 to highlight the banking subsidiary’s 150th anniversary in that year.  Otherwise, the Corporation strives in its marketing initiatives to heighten its franchise awareness, stress stability in a financial marketplace that is experiencing continued turmoil and promote specific products and services.

Other operating expenses increased $18,000, or 2%, in the third quarter of 2008, as compared to the third quarter of 2007, due in part to higher electronic data and delivery channel expense and corporate governance expense.

Income Tax Expense

The Corporation recognized an income benefit of $379,000 during the third quarter of 2008, as compared to $524,000 of income tax expense, or 20% of pre-tax income, during the same period in 2007.  The income tax benefit in the third quarter of 2008 was the result of lower pre-tax income primarily due to the $3,600,000 in provision for loan losses expense during the quarter. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits). The income tax provision during the third quarters ended September 30, 2008 and 2007, each included historical and low-income housing tax credits of $172,000.

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

Executive Summary

Net income for the nine months ended September 30, 2008, was $5,022,000 compared to $5,814,000 for the same period in 2007, a decrease of $792,000 or 14%.  Earnings per share decreased from $.97 in 2007 to $.84 in 2008.  Net interest income increased $3,006,000 or 16%; provision for loan losses increased $4,105,000; other income increased $217,000 or 3%; and, other expenses increased $556,000 or 3%.

Net Interest Income

Net interest income totaled $21,497,000 during the nine months ended September 30, 2008, as compared to $18,491,000 for the same period in 2007, an increase of $3,006,000 or 16%. Net interest income increased due to a decrease in interest expense resulting from a reduction in wholesale borrowings during the second half of 2007 in conjunction with the previously mentioned de-leveraging strategy, as well as from reductions in market rates associated with the turmoil in broader financial markets.

Declines in the Fed Funds Target Rate and other market driver rates are factors in rates the Corporation and other financial institutions in the local market pay for deposits.  At the end of the first nine months of 2008, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Fed Funds Target Rate by 325 basis points since September 2007.  Interest expense decreased $5,504,000 or 28%.  The decrease in funding costs was partially offset by lower interest income, which decreased $2,498,000 or 7%.  Interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off borrowings and fund loans.  Interest income also decreased due to declines in the Fed Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans. For more information about interest rate risk, see Item 7A-Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2007, and filed on March 14, 2008.

The net interest spread for the first nine months of 2008 was 3.07% compared to 2.36% during the same period in 2007.  Also comparing the first nine months of 2008 to 2007, the yield on interest earning assets increased by 0.03% and the cost of interest bearing liabilities decreased by 0.68%.  The increase in the yield on earning assets is due to the change in the mix of assets as loans comprise a higher portion of the total.  The net interest margin was 3.39% for the first nine months of 2008 and 2.72% for the first nine months of 2007.

Average earning assets were $852,784,000 during the first nine months of 2008, a decrease of $64,252,000 from the average for the first nine months of 2007.  Average interest bearing liabilities were $745,435,000 in the first nine months of 2008, a decrease of $69,591,000 from the same nine months in 2007.  See the discussion above regarding the de-leveraging strategy that caused the decreases in assets and liabilities.

Provision for Loan Losses

The provision for loan losses was $4,270,000 in the first nine months of 2008 compared to $165,000 in the first nine months of 2007. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses in light of strong loan growth and specific allocations necessary for certain commercial loans negatively impacted primarily by the sharp retraction in the housing market and/or the deteriorating national economy.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio as further explained under the caption “Allowance for Loan Losses”, in the Financial Condition section. For the first nine months of 2008, the Corporation had net charge-offs of $500,000, as compared to net charge-offs of $3,000 for the first nine months of 2007.

Other Income

Total other income was $7,940,000 for the nine months ended September 30, 2008, up $217,000, or 3%, from the first nine months of 2007.  Fees from deposit accounts and ATM/debit card revenue increased by $131,000, or 6%, primarily due to an upward adjustment in the service fee schedule effective in the third quarter of 2008. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $804,000 for the nine months ended September 30, 2008, as compared to $680,000 during the first nine months of 2007, an 18% increase as a result of higher volume in assets under management. Earnings on bank-owned life insurance increased by $115,000, or 17%, as a result of additional insurance coverage and higher crediting rates. The Corporation’s insurance subsidiary, Russell Insurance Group, Inc., experienced a revenue decrease of $187,000 or 6%.  The decrease was mostly due to lower “contingent” or extra commission payments in 2008 from insurance carriers that are received in the first quarter of each year; however, ongoing revenue was also reduced due to a soft insurance market with lower premium rates and by loss of customers impacted by the downturn in the housing and construction sectors.  Gains on sales of securities increased by $148,000 as securities were sold earlier in 2008 that were likely to be called later in 2008 and to shorten the duration of the portfolio.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $748,000, or 8%, when comparing the first nine months of 2008 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees;

•                  A change in the mix of employees that included higher paid revenue-producing staff;

•                  Increased production-based incentive compensation for employees; and,

•                  Signing bonuses to four new commercial lenders and a new executive vice president hired in the third quarter.

Also included in the increase was an expense of $63,000 from the 2008 implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”.

Net occupancy expense decreased by $74,000, or 4%, when comparing the first nine months of 2008 to the same period a year ago due to leasing unused space at the Corporation’s Operations Center to a third party.  Equipment expense decreased by $269,000, or 16%, as a result of renegotiated outsourced processing arrangements.

Professional services expense totaled $704,000 during the first nine months of 2008, as compared to $593,000 for the same period in 2007, an increase of $111,000 or 19%.  The increase was due primarily to the outsourcing of technology project management, as well as internal audit, compliance and other similar work.  Other tax expense increased 16% due to a refund of sales and use tax recognized in 2007.   Postage decreased due to coding technology applied to outgoing mail.

Marketing expense decreased by $125,000, or 14%, due to higher expenditures in 2007 to highlight the banking subsidiary’s 150th anniversary in that year.  Otherwise, the Corporation strives in its marketing initiatives to heighten its franchise awareness, stress stability in a financial marketplace that is experiencing continued turmoil, and promote specific products and services.

Other operating expenses increased $101,000, or 3%, in the first nine months of 2008, as compared to the first nine months of 2007. Higher electronic data and delivery channel expenses and corporate governance expenditures were partially offset by lower deposit losses as a result of heightened fraud awareness and procedures.

Income Tax Expense

The Corporation recognized income taxes of $762,000, or 13.2% of pretax income, during the first nine months of 2008, as compared to $1,408,000, or 19.5% of pre-tax income, during the same period in 2007. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the nine months ended September 30, 2008 and 2007 included historical and low-income housing tax credits of $516,000 in both periods.

FINANCIAL CONDITION

Executive Summary

Assets totaled $936,698,000 at September 30, 2008, compared to $926,665,000 at December 31, 2007, and $1,006,210,000 at September 30, 2007. Average earning assets during the nine months ended September 30, 2008, decreased to $852,784,000 from $917,036,000 during the same period in 2007. Average interest bearing liabilities decreased in 2008 to $745,435,000 from $815,026,000 in 2007. See the discussion above regarding the de-leveraging strategy that caused these decreases.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, and provide liquidity. The investment portfolio is comprised of U.S. Government agencies (government-sponsored enterprises), tax-advantaged municipal, and high-grade corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.  All mortgage-backed security investments are pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments. ACNB’s prepurchase analysis of the borrowers in its FNMA and FHLMC loan pools reveal high credit scores, loans with conservative weighted average loan-to-value ratios and loans that are predominately owner-occupied.  In addition, FNMA and FHLMC have been provided with strong support by the federal government, in effect guaranteeing this type of debt instrument.  There is no exposure to subprime mortgages in the mortgage-backed securities.

At September 30, 2008, the securities balance included a net unrealized loss of $2,394,000, net of taxes, on available for sale securities versus a net unrealized gain of $749,000, net of taxes, at December 31, 2007. An increase in the yield curve relevant to the securities, increased supply (which widened spreads) caused by larger financial institutions selling for liquidity, and concern about the current health of the housing markets were significant factors that led to the decrease in the fair value of securities during the third quarter of 2008.  Management conducted an evaluation for other than temporary impairment of investment securities, in which the fair value is below the adjusted historical cost, and did not identify any securities that are considered other than temporarily impaired.  See Note 7 — Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $70,472,000, or 12.8%, from September 30, 2007, to September 30, 2008, and by $73,427,000, or 13.3%, from December 31, 2007, to September 30, 2008. The growth in loans is a result of lending to support existing and new customers. Compared to September 30, 2007, commercial loans grew by approximately $49,000,000 or 19%. Commercial loan growth is the result of the strategic plan to actively lend to businesses in the market area and to participate with other local institutions on commercial lending credits. Residential real estate mortgage lending increased by $17,000,000 or 7%.  Home equity and other consumer lending increased by approximately $5,000,000, or 10%, as a result of promotional efforts.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole. The Corporation’s marketplace is predominantly rural and serves as a residential area for nearby larger urban areas, $45,700,000, or 7%, of the loan portfolio is classified as real estate construction, land development, and other land loans. The Corporation does not hold subprime mortgages in its portfolio.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2008, was $9,618,000, or 1.54% of loans, as compared to $5,537,000, or 1.00% of loans, at September 30, 2007, and $5,848,000, or 1.07% of loans, at December 31, 2007. The ratio of non-performing loans plus foreclosed assets to total assets was 1.40% at September 30, 2008, as compared to 0.51% at September 30, 2007, and 0.26% at December 31, 2007.

Loans past due 90 days and still accruing were $1,544,000 and nonaccrual loans were $11,404,000 as of September 30, 2008, of which approximately 80% are secured by real estate.  Loans past due 90 days and still accruing were $1,126,000 at September 30, 2007, while nonaccruals were $4,050,000.  Loans past due 90 days and still accruing were $1,404,000 at December 31, 2007, while nonaccruals were $854,000.  Nonaccrual loans increased from year-end 2007 to the end of the third quarter of 2008 due to a commercial real estate credit in the amount of $2,400,000, which was identified in the second quarter of 2008 and for which further scheduled payments are unlikely in the absence of the sale of the underlying collateral.  This loan was added to nonaccrual in the second quarter.  In the third quarter of 2008, $2,300,000 in related start-up enterprise commercial loans were added to nonaccrual status, and the specific loss allocation was increased by $955,000 when the loan became 90 days past due.  In addition, during this same quarter a real estate development credit of $6,300,000 was added to nonaccrual status and the specific loss allocation was increased by $2,500,000.  As appropriate new appraisals were obtained on certain credits and adjustments were made to the corresponding specific loss allocation.  These loans were included in impaired loans at December 31, 2007.

Impaired loans at September 30, 2008, totaled $12,335,000; $8,521,000 which required a specific valuation allowance and $3,814,000 which in management’s estimate require no valuation allowance. The related allowance for loan losses totaled $5,589,000.  Impaired loans at September 30, 2007, totaled $15,239,000; $10,677,000 with a valuation allowance and $4,562,000 which in management’s estimate require no valuation allowance. The related allowance for loan losses totaled $2,437,000. Impaired loans at December 31, 2007, totaled $15,764,000; $14,982,000 with a valuation allowance and $783,000 which in management’s estimate require no valuation allowance. The related allowance for loan losses totaled $2,725,000. The increase in related allowance for loan losses on impaired loans of $3,152,000, or 129%, from September 30, 2007, to September 30, 2008, was mainly a result of the commercial real estate credits and start-up commercial credits referred to above due to a slowing housing market and general economy or other specific attributes.   A decrease in impaired loans without a provision from September 30, 2007, was related to one well collateralized loan that was returned to accruing status after an extended period of timely payments.

A summary of impaired loans at September 30, 2008, is as follows:  The Corporation has two unrelated impaired loans totaling $8,356,000 that finance residential real estate development projects in the Corporation’s primary trading area of Southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan, while not matured, has been placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while reviewing the borrower’s workout plan including additional collateral and more targeted marketing of the property.  The total specific valuation allowance on the two unrelated loans is $3,898,000.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completeness and/or the zoning without required infrastructure.   Also included in other impaired loans are related term loans and a fully disbursed line of credit, all originated in second quarter 2006 for a start-up enterprise in the food industry in Southcentral Pennsylvania, that total $2,275,000 with a specific valuation allowance of $1,691,000.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status.    The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Commencement of liquidation will proceed if no further payments are made by the borrower.  Other impaired loans total $1,704,000 of which $773,000 are in nonaccrual status and in management’s estimate required no valuation allowance.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses for the third quarter of 2008 compared to the third quarter of 2007 was a result of the measurement of the adequacy of the allowance for loan losses at each period.  Reasons that the 2008 provision was higher included changes in allocations for specific loans, a deteriorating local housing market, and strong growth in the loan portfolio during the nine months ended September 30, 2008, which causes the amounts assigned to homogeneous pools to increase.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities, supplemented with investment maturities and borrowings. Deposits decreased by $8,921,000, or 1%, from September 30, 2007, to September 30, 2008.  Deposits increased by $7,740,000, or 1%, from December 31, 2007, to September 30, 2008.  A portion of the changes in all periods related to varying amounts of customer funds held in transaction accounts that are used for larger commercial and governmental customers’ cash flow needs; such accounts are normally higher in balances at the end of the third quarter compared to year-end.  Certificates of deposit declined during the first nine months of 2008 as either rate-conscious savers moved funds to other institutions or other types of accounts because of significantly reduced interest rates due to market factors or depositors utilized the funds due to tightening economic conditions.  Deposit rates decreased during the first nine months of 2008 as market rates declined in response to the Federal Open Market Committee decreasing the Fed Funds Target Rate by 325 basis points since mid-September 2007.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh. As of September 30, 2008, short-term borrowings were $36,991,000, as compared to $30,768,000 at December 31, 2007, and $109,488,000 at September 30, 2007. Compared to year-end, repurchase agreement balances were up $6,063,000 due to seasonal fluctuation in ACNB’s commercial customer base and new customers.  The overnight borrowings at the FHLB were $0 at September 30, 2008, compared to $390,000 at December 31, 2007, a variation due to required overnight borrowings to balance cash letters in clearing.  The overnight borrowings at the FHLB were $78,629,000 at September 30, 2007, due to short term borrowing used to replace investment securities that were anticipated to be called in the fourth quarter of 2007.

Long-term debt consists primarily of advances from the FHLB. Long-term debt totaled $132,027,000 at September 30, 2008, versus $130,244,000 at December 31, 2007, and $115,315,000 at September 30, 2007. The Corporation increased long-term debt by 1% from year-end 2007 to partially fund increases in the loan portfolio.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $82,848,000 at September 30, 2008, compared to $85,130,000 at December 31, 2007, and $82,097,000 at September 30, 2007.  Stockholders’ equity decreased in the first nine months of 2008 due to an increase in accumulated other comprehensive loss resulting from a decline in the fair value of the investment portfolio that was only partially offset by earnings retained in capital. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2008, ACNB earned $5,022,000 and paid dividends of $3,415,000 for a dividend payout ratio of 68%.  As a result of implementing EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”, a direct charge to retained earnings of $745,000 was made in 2008.  During the first nine months of 2007, ACNB earned $5,814,000 and paid dividends of $3,425,000 for a dividend payout ratio of 59%.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of September 30, 2008, that ACNB and its banking subsidiary met all minimum capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

	September 30, 2008	December 31, 2007

Tier 1 leverage ratio (to average assets)	8.26%	7.97%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.04%	12.84%
Total risk-based capital ratio	13.29%	13.82%

On October 14, 2008, the U.S. Department of Treasury announced a voluntary capital purchase program under the Troubled Asset Relief Program (TARP), as authorized by the Emergency Economic Stabilization Act of 2008.  The Treasury has allocated $250 billion to purchase senior preferred stock in banks through this capital purchase program.  At this time, ACNB is evaluating the merits of participating in this program.

Also, on October 14, 2008, the Federal Deposit Insurance Corporation announced the Temporary Liquidity Guarantee Program.  This program is intended to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly-issued senior unsecured debt of banks and providing full coverage of non-interest bearing transaction accounts, regardless of dollar amount.  All FDIC-insured financial institutions are covered under this program for the first 30 days without incurring any additional costs.  After the initial period, institutions electing to no longer participate must opt out or be assessed for future participation.  At this time, the Corporation does not intend to opt out of the unlimited insurance coverage for non-interest bearing transaction accounts and is in the process of evaluating participation in the guarantee for newly-issued senior unsecured debt.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2008, ACNB’s banking subsidiary had a borrowing capacity of approximately $359,332,000 from the FHLB of which $232,332,000 was available.  The total borrowing capacity varies directly with the amount and quality of certain loans and investments that serve as collateral.

The third quarter of 2008 experienced extreme difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan and investment security assets with requisite credit quality.  ACNB has reviewed a recent independent rating agency’s report on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $35,991,000 and $29,928,000 at September 30, 2008, and December 31, 2007, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,250,000 at September 30, 2008.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At September 30, 2008, the Corporation had unfunded outstanding commitments to extend credit of approximately $143,803,000 and outstanding standby letters of credit of approximately $6,076,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (TARP) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for a 30-day period without charge, and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

ACNB CORPORATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since prior year-end.  For further discussion of year-end information, refer to the Annual Report on Form 10-K.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  It was determined that there are no material changes in these risk factors as previously disclosed in the Form 10-K.  In addition, as a result of current financial and market conditions, two new risk factors have been identified as follows:

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT US.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse effect on the Corporation’s financial condition and results of operations.

CURRENT LEVELS OF MARKET VOLATILITY ARE UNPRECEDENTED AND MAY HAVE MATERIALLY ADVERSE EFFECTS ON OUR LIQUIDITY AND FINANCIAL CONDITION.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition, and profitability.

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

Exhibit 10.3	Executive Supplemental Life Insurance Plan - Applicable to Ronald L. Hankey, Thomas A. Ritter, David W. Cathell and Lynda L. Glass.

Exhibit 10.4

Director Supplemental Life Insurance Plan - Applicable to Philip P. Asper, Frank Elsner III, Wayne E. Lau, James J. Lott, Robert W. Miller, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

ACNB CORPORATION (Registrant)

November 7, 2008	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer