Form 10-K
period 2008-12-31
ACNB CORP
filed 2009-03-13
CIK 715579

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2008
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2008, was approximately $90,193,000.

        The number of shares of the registrant's common stock outstanding on March 6, 2009, was 5,955,943.

Documents Incorporated by Reference

        Portions of the registrant's 2009 definitive Proxy Statement are incorporated by reference into Part III of this report.

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

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation is a $977 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's operations are conducted through its primary operating subsidiary, Adams County National Bank, with 21 retail banking offices in Adams, Cumberland and York Counties, as well as two loan production offices in York and Franklin Counties, Pennsylvania. The loan production office in Hanover, York County, opened in February 2009. The Corporation was formed in 1982, then became the holding company for Adams County National Bank in 1983.

        On January 5, 2005, ACNB Corporation completed the acquisition of Russell Insurance Group, Inc. and Russell Insurance Group, Inc. began to operate as a separate subsidiary of ACNB Corporation. In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 subject to performance criteria for the three-year period subsequent to the acquisition. Due to performance at a higher level than the performance criteria, the liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill. Payment was made in the second quarter of 2008 after it was ascertained that the performance criteria had been met for the full three-year period; after which, the total aggregate purchase price was $8,663,000. In addition, on November 9, 2007, the Corporation entered into another three-year employment contract with Frank C. Russell, Jr., President & Chief Executive Officer of Russell Insurance Group, Inc., effective as of January 1, 2008.

        In 2007, Russell Insurance Group, Inc. acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, Russell Insurance Group, Inc. acquired an additional book of business with an aggregate purchase price of $1,165,000, all of which was classified as an intangible asset. Also, on December 31, 2008, Russell Insurance Group, Inc. acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,857,000, of which $1,300,000 was recorded as an intangible asset and $557,000 was recorded as goodwill. The intangible assets (excluding goodwill) are being amortized over ten years on a straight line basis. The contingent consideration for both 2008 purchases is payable three years after closing, based on multiples of sellers' commissions, with a maximum payment of $1,800,000.

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

        Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

BANKING SUBSIDIARY

Adams County National Bank

        Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2008, Adams County National Bank had total assets of $961 million, total loans of $641 million, and total deposits of $690 million.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, the Bank has fourteen branches in Adams County, three branches in York County, and three branches in Cumberland County, as well as a loan production office in both York County and Franklin County, Pennsylvania. Adams County National Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Internet and Telephone Banking. The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the Bank's deposits.

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

NONBANKING SUBSIDIARIES

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2008, totaled $231,000.

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc., a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, Russell Insurance Group, Inc. has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, Russell Insurance Group, Inc. operates a second office location in Germantown, Maryland.

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

        Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which gives them a broader range of products with which ACNB must compete. Although the long-range effects of this development cannot be predicted, it will probably further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms, and other financial services companies.

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

        In addition, the Federal Reserve may require a financial holding company to end a nonbanking business if the nonbanking business constitutes a serious risk to the financial soundness and stability of any banking subsidiary of the financial holding company.

        The Bank Holding Company Act prohibits ACNB from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Bank Holding Company Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected to opt out by the required deadline. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

        In addition, the Bank Holding Company Act restricts ACNB's nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbanking subsidiaries of financial holding companies.

        GRAMM-LEACH-BLILEY ACT OF 1999 (GLBA)—The Gramm-Leach-Bliley Act of 1999 eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, the Gramm-Leach-Bliley Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the Bank Holding Company Act to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or, complementary to financial activities if the Federal Reserve determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Gramm-Leach-Bliley Act also permits national banks, under certain circumstances, to engage through special financial subsidiaries in the financial and other incidental activities authorized for financial holding companies.

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

        AMERICAN JOBS CREATION ACT OF 2004—In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on ACNB is not material.

        EMERGENCY ECONOMIC STABILIZATION ACT OF 2008 (EESA)—In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

        On October 14, 2008, U. S. Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (TARP) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

        Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as all deposits in non-interest bearing transaction deposit accounts, under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for a 30-day period without charge, and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

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

        In the fourth quarter of 2008, ACNB evaluated the merits of participating in the TARP Capital Purchase Program and decided against making application for this voluntary program. With regard to the Temporary Liquidity Guarantee Program, ACNB opted out of participation in the guarantee for newly-issued senior unsecured debt, but elected to participate in the unlimited coverage for non-interest bearing transaction accounts for the benefit of its depositors. Please refer to the "Capital" section of the Management's Discussion and Analysis.

Dividends

        ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB's subsidiary bank. Please refer to "Regulation of Bank" below.

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

        COMMUNITY REINVESTMENT ACT OF 1977 (CRA)—Under the Community Reinvestment Act of 1977, the Office of the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Office of the Comptroller of the Currency make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating like "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

	Total Risk- Based Ratio	Tier 1 Risk- Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0%*
Undercapitalized	<8.0%	<4.0%	<4.0%*
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%

*
3.0% for those banks having the highest available regulatory rating.

        In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including the institution of a capital restoration plan and a guarantee of the plan by a parent institution and the placement of a hold on increases in assets, number of branches, or lines of business. If capital reaches the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management, and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere, including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses, and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and excessive compensation, fees and benefits.

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

ACCOUNTING POLICY DISCLOSURE

        Disclosure of the Corporation's significant accounting policies is included in Note A to the consolidated financial statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses which is located in Note D to the consolidated financial statements.

        Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral if collateral dependent or present value of future cash flows, and other relevant factors.

STATISTICAL DISCLOSURES

        The following statistical disclosures are included in Management's Discussion and Analysis, Item 7 hereof, and are incorporated by reference in this Item 1:

  •
  Interest Rate Sensitivity Analysis

  •
  Interest Income and Expense, Volume and Rate Analysis

  •
  Investment Portfolio

  •
  Loan Maturity and Interest Rate Sensitivity

  •
  Loan Portfolio

  •
  Allocation of Allowance for Loan Losses

  •
  Deposits

  •
  Short-Term Borrowings

AVAILABLE INFORMATION

        The Corporation's reports, proxy statements, and other information are available for inspection and copying at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is http://www.sec.gov.

        Upon a stockholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President & Secretary, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com and click on "ACNB Corporation Investor Relations".

EMPLOYEES

        As of December 31, 2008, ACNB had 269 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ITEM 1A—RISK FACTORS

ACNB IS SUBJECT TO INTEREST RATE RISK.

        ACNB's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond ACNB's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest ACNB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) ACNB's ability to originate loans and obtain deposits, (ii) the fair value of ACNB's financial assets and liabilities, and (iii) the average duration of ACNB's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, ACNB's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

        Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on ACNB's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2008, approximately 44% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB'S PROFITABILITY.

        ACNB's banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, mortgage banking companies, and other lenders. Many of its competitors enjoy advantages, including greater financial resources with higher lending limits, wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. This competition could reduce the Corporation's net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

        In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB's competitors enjoy advantages, including greater financial resources, wider geographic presence, more aggressive marketing campaigns, better brand recognition, and more convenient branch office locations. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect ACNB's ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

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

ACNB'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

        Management regularly reviews and updates ACNB's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB's business, financial condition and results of operations.

ACNB'S ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON DIVIDENDS FROM ITS BANKING SUBSIDIARY, WHICH IS SUBJECT TO REGULATORY LIMITS AND THE BANK'S PERFORMANCE.

        ACNB is a financial holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to its profitability, financial condition, capital expenditures, and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that ACNB will generate adequate cash flow to pay dividends in the future. ACNB's failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

ACNB'S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.

        ACNB's success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the southcentral Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB's products and services, as well as the ability of ACNB's customers to repay loans, the value of the collateral securing loans, and the stability of ACNB's deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB's financial condition and results of operations.

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT ACNB TO ADDITIONAL RISKS.

        From time to time, ACNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, ACNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of ACNB's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on ACNB's business, financial condition and results of operations.

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because of their skills, knowledge of ACNB's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following executive officers—its President & Chief Executive Officer, Executive Vice President & Secretary, and the President & Chief Executive Officer of Russell Insurance Group, Inc.

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

ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.

        ACNB is subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB's financial condition and results of operations.

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

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. ACNB has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose ACNB to credit risk in the event of a default by a counterparty or client. In addition, ACNB's credit risk may be exacerbated when the collateral held by ACNB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to ACNB. Any such losses could have a material adverse effect on ACNB financial condition and results of operations.

CURRENT LEVELS OF MARKET VOLATILITY ARE UNPRECEDENTED AND MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB'S LIQUIDITY AND FINANCIAL CONDITION.

        The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that ACNB will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Adams County National Bank, in addition to its main office, had a retail banking office network of twenty offices at December 31, 2008. All offices are located in Adams County with the exception of three offices located in Cumberland County and three offices located in York County. There is also a loan production office situated in Franklin County. Offices at fifteen locations are owned, while seven are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2008, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by governmental authorities.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        There were no matters submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. At December 31, 2008 and 2007, there were 20,000,000 shares of common stock authorized, 5,990,943 shares issued, and 5,955,943 and 5,990,943 shares outstanding, respectively. As of December 31, 2008, ACNB had approximately 2,602 stockholders of record. There is no other class of stock authorized or outstanding. At December 31, 2008, there were 35,000 shares of Treasury Stock purchased by ACNB Corporation through the common stock repurchase program approved in October 2008. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the National Bank Act and the rules and regulations of the Comptroller of the Currency. Please refer to Notes J and M of the consolidated financial statements. ACNB Corporation has no equity compensation plans.

        There have been no unregistered sales of stock in 2008, 2007 or 2006.

        The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2008:
First Quarter	$15.75	$14.12	$0.19
Second Quarter	16.40	13.52	0.19
Third Quarter	16.40	14.50	0.19
Fourth Quarter	15.00	10.40	0.19
2007:
First Quarter	$19.38	$17.25	$0.19
Second Quarter	18.48	17.10	0.19
Third Quarter	17.60	15.95	0.19
Fourth Quarter	16.85	14.80	0.19

        2007 amounts restated for the 5% common stock dividend distributed in December 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2008	—	$—	—	120,000
November 1 to November 30, 2008	17,500	12.74	17,500	102,500
December 1 to December 31, 2008	17,500	12.53	17,500	85,000

Total	35,000		35,000	85,000

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ACNB Corporation	100.00	100.41	80.31	88.05	73.65	63.29
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
Mid-Atlantic Custom Peer Group*	100.00	113.29	113.25	115.44	107.89	83.30

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of December 26, 2008, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	Greater Hudson Bank	Middletown	NY
1st Constitution Bancorp	Cranbury	NJ	Hamlin Bank and Trust Company	Smethport	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Harford Bank	Aberdeen	MD
Abigail Adams National Bancorp, Inc.	Washington	DC	Harvest Community Bank	Pennsville	NJ
Absecon Bancorp	Absecon	NJ	Highlands State Bank	Vernon	NJ
ACNB Corporation	Gettysburg	PA	Hilltop Community Bancorp, Inc.	Summit	NJ
Adirondack Trust Company	Saratoga Springs	NY	HNB Bancorp, Inc.	Halifax	PA
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Honat Bancorp, Inc.	Honesdale	PA
Allegiance Bank of North America	Bala Cynwyd	PA	Hopewell Valley Community Bank	Pennington	NJ
American Bank Incorporated	Allentown	PA	Howard Bancorp, Inc.	Ellicott City	MD
AmeriServ Financial, Inc.	Johnstown	PA	IBW Financial Corporation	Washington	DC
Annapolis Bancorp, Inc.	Annapolis	MD	Jeffersonville Bancorp	Jeffersonville	NY
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	Jonestown Bank and Trust	Jonestown	PA
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Juniata Valley Financial Corp.	Mifflintown	PA
Bank of Akron	Akron	NY	Kinderhook Bank Corporation	Kinderhook	NY
Bank of Utica	Utica	NY	Kish Bancorp, Inc.	Reedsville	PA
Bay National Corporation	Lutherville	MD	Landmark Bancorp, Inc.	Pittston	PA
BCB Bancorp, Inc.	Bayonne	NJ	Liberty Bell Bank	Cherry Hill	NJ
Berkshire Bancorp Inc.	New York	NY	Luzerne National Bank Corporation	Luzerne	PA
Bridge Bancorp, Inc.	Bridgehampton	NY	Lyons Bancorp, Inc.	Lyons	NY
Brunswick Bancorp	New Brunswick	NJ	Madison National Bank	Hauppauge	NY
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	Mainline Bancorp, Inc.	Ebensburg	PA
Carrollton Bancorp	Baltimore	MD	Manor Bank	Manor	PA
CB Financial Corp	Rehoboth Beach	DE	Mars National Bank	Mars	PA
CB Financial Services, Inc.	Carmichaels	PA	Maryland Bankcorp, Inc.	Lexington Park	MD

Company	City	State	Company	City	State
CBT Financial Corporation	Clearfield	PA	Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
CCFNB Bancorp, Inc.	Bloomsburg	PA	Mercersburg Financial Corporation	Mercersburg	PA
Cecil Bancorp, Inc.	Elkton	MD	Mid Penn Bancorp, Inc.	Millersburg	PA
Central Jersey Bancorp	Oakhurst	NJ	Mifflinburg Bank & Trust Company	Mifflinburg	PA
Chemung Financial Corporation	Elmira	NY	MNB Corporation	Bangor	PA
Chesapeake Bancorp	Chestertown	MD	Muncy Bank Financial, Inc.	Muncy	PA
Citizens Financial Services, Inc.	Mansfield	PA	National Bank of Coxsackie	Coxsackie	NY
Citizens National Bank of Meyersdale	Meyersdale	PA	National Capital Bank of Washington	Washington	DC
Clarion County Community Bank	Clarion	PA	Neffs Bancorp, Inc.	Neffs	PA
Codorus Valley Bancorp, Inc.	York	PA	New Century Bank	Phoenixville	PA
Comm Bancorp, Inc.	Clarks Summit	PA	New Jersey Community Bank	Freehold	NJ
CommerceFirst Bancorp, Inc.	Annapolis	MD	New Millennium Bank	New Brunswick	NJ
Commercial National Financial Corporation	Latrobe	PA	New Windsor Bancorp, Inc.	New Windsor	MD
Community Bank of Bergen County	Maywood	NJ	Noble Community Bank	Sparta	NJ
Community Bankers' Corporation	Marion Center	PA	Northumberland Bancorp	Northumberland	PA
Community National Bank	Great Neck	NY	Norwood Financial Corp.	Honesdale	PA
Community Partners Bancorp	Middletown	NJ	Old Forge Bank	Old Forge	PA
Cornerstone Bank	Moorestown	NJ	Old Line Bancshares, Inc.	Bowie	MD
Country Bank Holding Company, Inc.	New York	NY	Orange County Bancorp, Inc.	Middletown	NY
County First Bank	La Plata	MD	Parke Bancorp, Inc.	Sewell	NJ
Damascus Community Bank	Damascus	MD	Pascack Community Bank	Westwood	NJ
Delaware Bancshares, Inc.	Walton	NY	Patapsco Bancorp, Inc.	Dundalk	MD
Delhi Bank Corp.	Delhi	NY	Penn Bancshares, Inc.	Pennsville	NJ
Delmar Bancorp	Delmar	MD	Penns Woods Bancorp, Inc.	Williamsport	PA
Dimeco, Inc.	Honesdale	PA	Penseco Financial Services Corporation	Scranton	PA
DNB Financial Corporation	Downingtown	PA	Peoples Bancorp, Inc.	Chestertown	MD
Eagle National Bancorp, Inc.	Upper Darby	PA	Peoples Financial Services Corp.	Hallstead	PA
Easton Bancorp, Inc.	Easton	MD	Peoples Limited	Wyalusing	PA
Emclaire Financial Corp.	Emlenton	PA	PSB Holding Corporation	Preston	MD
ENB Financial Corp.	Ephrata	PA	Putnam County National Bank of Carmel	Carmel	NY
Enterprise National Bank N.J.	Kenilworth	NJ	QNB Corp.	Quakertown	PA
ES Bancshares, Inc.	Newburgh	NY	Regal Bancorp, Inc.	Owings Mills	MD
Evans Bancorp, Inc.	Hamburg	NY	Republic First Bancorp, Inc.	Philadelphia	PA
Farmers and Merchants Bank	Upperco	MD	Rising Sun Bancorp	Rising Sun	MD
Fidelity D & D Bancorp, Inc.	Dunmore	PA	Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
First Americano Financial Corporation	Elizabeth	NJ	Scottdale Bank & Trust Company	Scottdale	PA
First Bank	Williamstown	NJ	Shore Community Bank	Toms River	NJ
First Bank of Delaware	Wilmington	DE	Solvay Bank Corporation	Solvay	NY
First Community Financial Corporation	Mifflintown	PA	Somerset Hills Bancorp	Bernardsville	NJ
First Keystone Corporation	Berwick	PA	Somerset Trust Holding Company	Somerset	PA
First National Bank of Groton	Groton	NY	Sterling Banks, Inc.	Mount Laurel	NJ
First National Bank of Port Allegany	Port Allegany	PA	Steuben Trust Corporation	Hornell	NY
First Perry Bancorp, Inc.	Marysville	PA	Stewardship Financial Corporation	Midland Park	NJ
First Resource Bank	Exton	PA	Sussex Bancorp	Franklin	NJ
First State Bank	Cranford	NJ	Tower Bancorp, Inc.	Greencastle	PA
Fleetwood Bank Corporation	Fleetwood	PA	Tri-County Financial Corporation	Waldorf	MD
FNB Bancorp, Inc.	Newtown	PA	Turbotville National Bancorp, Inc.	Turbotville	PA
FNBM Financial Corporation	Minersville	PA	Union National Financial Corporation	Lancaster	PA
Fort Orange Financial Corp.	Albany	NY	Unity Bancorp, Inc.	Clinton	NJ
Franklin Financial Services Corporation	Chambersburg	PA	USA Bank	Port Chester	NY
Frederick County Bancorp, Inc.	Frederick	MD	VSB Bancorp, Inc.	Staten Island	NY
Glen Burnie Bancorp	Glen Burnie	MD	WashingtonFirst Bank	Washington	DC
Glenville Bank Holding Company, Inc.	Scotia	NY	WebFinancial Corporation	New York	NY
GNB Financial Services, Inc.	Gratz	PA	West Milton Bancorp, Inc.	West Milton	PA
Gotham Bank of New York	New York	NY	Wilber Corporation	Oneonta	NY
			Woodlands Financial Service Company	Williamsport	PA

ITEM 6—SELECTED FINANCIAL DATA

	Year Ended December 31,
Dollars in thousands, except per share data	2008	2007	2006	2005	2004
INCOME STATEMENT DATA
Interest income	$47,921	$51,581	$48,287	$42,284	$37,752
Interest expense	18,897	26,561	23,448	17,370	13,183

Net interest income	29,024	25,020	24,839	24,914	24,569
Provision for loan losses	5,570	500	870	516	300

Net interest income after provision for loan losses	23,454	24,520	23,969	24,398	24,269
Other income	10,438	10,364	9,912	8,885	5,865
Other expenses	26,071	25,030	24,666	24,497	18,571

Income before income taxes	7,821	9,854	9,215	8,786	11,563
Applicable income taxes	1,077	1,917	1,925	1,410	2,255

Net income	$6,744	$7,937	$7,290	$7,376	$9,308

BALANCE SHEET DATA (AT YEAR-END)
Assets	$976,679	$926,665	$964,757	$945,136	$924,188
Securities	252,536	290,496	352,797	367,878	405,943
Loans, net	630,330	542,354	518,843	489,008	436,631
Deposits	690,297	670,640	669,705	679,381	646,872
Borrowings	190,404	161,012	205,503	185,085	196,966
Stockholders' equity	84,439	85,130	77,304	74,010	74,521
COMMON SHARE DATA*
Earnings per share—basic	$1.13	$1.32	$1.22	$1.23	$1.55
Cash dividends paid	.76	.76	.76	.83	.82
Book value per share	14.18	14.21	12.90	12.32	12.44
Weighted average number of common shares	5,988,525	5,990,943	5,990,943	5,990,943	5,990,943
Dividend payout ratio	67.47%	57.52%	62.63%	67.07%	52.56%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.72%	0.81%	0.76%	0.79%	1.04%
Return on average equity	7.96%	9.83%	9.72%	10.03%	12.84%
Average stockholders' equity to average assets	9.10%	8.23%	7.82%	7.92%	8.11%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	1.52%	0.41%	0.79%	1.40%	1.86%
Net charge-offs to average loans outstanding	0.68%	—%	—%	—%	0.08%
Allowance for loan losses to total loans	1.16%	1.07%	1.03%	0.90%	0.89%
Allowance for loan losses to non-performing loans	76.33%	258.99%	130.42%	64.36%	47.94%

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

Forward-Looking Statements

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward- looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

          SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its goodwill from its most recent testing, which was performed as of December 31, 2008. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. No such events occurred in 2008. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2008 ended in probably the most severe recession since World War II with credit markets and many financial institutions impaired. While remaining profitable and well capitalized, ACNB experienced expense increases from the need to bolster the allowance for loan losses and from in-market expansion. This resulted in decreased net income to $6,744,000, or $1.13 per share, in 2008, compared to $7,937,000, or $1.32 per share, in 2007 and $7,290,000, or $1.22 per share, in 2006. Returns on average equity were 7.96%, 9.83% and 9.72% in 2008, 2007 and 2006, respectively.

        By eliminating investments funded by higher cost borrowings and actively managing funding costs, the Corporation's net interest margin increased on average to 3.37% in 2008 compared to 2.74% and 2.79% in 2007 and 2006, respectively. The net interest margin at year-end 2008, however, had decreased slightly due to assets continuing to reprice lower while some funding costs cannot decline further. Net interest income was $29,024,000 in 2008, as compared to $25,020,000 in 2007 and $24,839,000 in 2006.

        Other income was $10,438,000, $10,364,000 and $9,912,000 in 2008, 2007 and 2006, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc., which decreased by 5% in 2008 with the effects of a soft insurance market due to lower premiums and reduced commercial insurance volume due to economic contractions. In 2008, a $159,000 gain was recognized on investments compared to a gain of $42,000 in 2007 and a gain of $204,000 in 2006. Income from fiduciary activities totaled $1,021,000 for 2008, as compared to $906,000 for 2007 and $770,000 for 2006. Trust fiduciary income benefited from strong organic growth in average assets under administration. Service charges on deposit accounts increased 8% to $2,284,000, and revenue from ATM/debit card transactions increased 1% to $950,000 on higher volume and as a result of changing vendors.

        Other expenses increased to $26,071,000, or by 4%, in 2008, as compared to $25,030,000 in 2007 and $24,666,000 in 2006. The largest component of other expenses is salaries and employee benefits, which increased 9% to $14,401,000 in 2008 compared to $13,251,000 in 2007, mainly as a result of annual merit increases and the addition of new commercial lending officers and management. Occupancy and equipment expenditures decreased 6% in 2008 compared to 2007 due to a reduction in outsourced processing and the lease of space in the Operations Center. Other expenditures in 2008 that were higher included increased loan collection, corporate governance, and electronic delivery expenses. Other expenses were lower in 2007 compared to 2006 in part due to lesser Sarbanes-Oxley Act compliance costs.

        A more thorough discussion of the Corporation's results of operations is included in the following pages.

NEW ACCOUNTING PRONOUNCEMENTS

FSP 142-3

        In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The new pronouncement will not have a material impact on the Corporation's consolidated financial statements.

FSP FAS 132(R)-1

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2008			2007			2006
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$594,678	$35,561	5.98%	$543,256	$35,740	6.58%	$517,675	$33,281	6.43%
Taxable securities	215,714	10,286	4.77%	322,839	13,670	4.23%	338,543	13,260	3.92%
Tax-exempt securities	47,814	1,790	3.74%	33,779	1,348	3.99%	23,483	931	3.96%

Total Securities	263,528	12,076	4.58%	356,618	15,018	4.21%	362,026	14,191	3.92%
Other	2,282	284	12.45%	12,484	823	6.59%	11,536	815	7.06%

Total Interest Earning Assets	860,488	47,921	5.57%	912,358	51,581	5.65%	891,237	48,287	5.42%

Cash and due from banks	15,088			15,316			15,672
Premises and equipment	14,295			14,340			14,832
Other assets	48,265			43,823			42,368
Allowance for loan losses	(7,062)			(5,513)			(4,917)

Total Assets	$931,074			$980,324			$959,192

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$109,478	$242	0.22%	$111,006	$600	0.54%	$112,908	$754	0.67%
Savings deposits	197,019	2,238	1.14%	202,774	3,840	1.89%	225,116	4,501	2.00%
Time deposits	296,511	10,707	3.61%	290,595	12,447	4.28%	256,890	9,682	3.77%

Total Interest Bearing Deposits	603,008	13,187	2.19%	604,375	16,887	2.79%	594,914	14,937	2.51%
Short-term borrowings	44,401	714	1.61%	78,139	3,216	4.12%	69,754	2,856	4.09%
Long-term borrowings	109,559	4,996	4.56%	128,173	6,458	5.04%	132,826	5,655	4.26%

Total Interest Bearing Liabilities	756,968	18,897	2.50%	810,687	26,561	3.28%	797,494	23,448	2.94%

Non-interest bearing demand deposits	81,250			76,570			76,570
Other liabilities	8,174			12,344			10,137
Stockholders' equity	84,682			80,723			74,991

Total Liabilities and Stockholders' Equity	$931,074			$980,324			$959,192

NET INTEREST INCOME		$29,024			$25,020			$24,839

INTEREST RATE SPREAD			3.07%			2.37%			2.48%

NET INTEREST MARGIN			3.37%			2.74%			2.79%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Yields on tax-exempt securities are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2008, 2007 and 2006. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $29,024,000 in 2008, as compared to $25,020,000 in 2007 and $24,839,000 in 2006. During 2008, net interest income increased as a result of lower funding costs exceeding lower interest income due to market rate decreases. In addition, a negative-spread leverage position of investment securities funded by wholesale borrowings was eliminated. The increase in net interest income in 2007 was primarily related to a better mix of higher-earning loans and increased yields on earning assets.

        The net interest margin during 2008 was 3.37% compared to 2.74% during 2007. The margin increased due to decreased funding costs from market rate declines and the public's acceptance of lower rates in exchange for secure deposits. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit at the same time that rates were decreasing on borrowed funds; the result was a 0.78% decrease in funding costs. Reducing the benefit of a lower cost of funds in 2008 was earning asset yield declines in the loan portfolio as new originations were generated at lower rates and existing adjustable rate loans reset at lower rates based on declines in index rates. Maintaining net interest margin going forward will be challenged by the fact that some deposit rates are nearing practical floors, while loans and investment securities may continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a continuation in credit market turmoil. In 2007, lower-earning investment securities and residential mortgage maturities were replaced with higher-earning commercial loans. In addition, to avoid timing risk, a large block of expected fourth quarter investment calls were reinvested evenly through the year which improved the yield on securities. The result of this redeployment of earning assets and investment management increased earning asset yields by 0.23% in 2007. The net interest margin during 2007 was 2.74% compared to 2.79% during 2006. The margin decreased due to the higher cost on interest sensitive deposits and borrowings outpacing earning asset increases.

        Average earning assets were $860,488,000 in 2008, a decrease of 5.7% from the balance of $912,358,000 in 2007 and $891,237,000 in 2006. Investment securities were the primary contributor to the 2008 decrease as maturities were used to payoff borrowings to improve net interest income. Average interest bearing liabilities were $756,968,000 in 2008, down from $810,687,000 in 2007 and $797,494,000 in 2006. On average, deposits were stable, while borrowings decreased by 25.4% from proceeds of the securities called in 2007 and 2008. The recent years' shift in mix to more time deposits and less lower-cost transaction and savings deposits reversed by year-end 2008. Local competition, however, kept time deposit rates relatively high.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income change in 2008 was due to funding cost rate decreases exceeding earning assets rate decreases. The decrease in interest income was 52% less than the decrease in interest expense. Interest expense decreased due to less borrowed fund volume and rate decreases in all interest bearing liability categories. Positive volume and rate changes in interest income in 2007 were mostly offset by increased rates on deposits and borrowings used to fund those assets in that year.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2008 versus 2007			2007 versus 2006
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$3,226	$(3,405)	$(179)	$1,671	$788	$2,459
Taxable securities	(4,951)	1,567	(3,384)	(633)	1,043	410
Tax-exempt securities	530	(88)	442	411	6	417

Total Securities	(4,421)	1,479	(2,942)	(222)	1,049	827
Other	(959)	420	(539)	65	(57)	8

Total	$(2,154)	$(1,506)	$(3,660)	$1,514	$1,780	$3,294

	2008 versus 2007			2007 versus 2006
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(8)	$(350)	$(358)	$(13)	$(141)	$(154)
Savings deposits	(106)	(1,496)	(1,602)	(431)	(230)	(661)
Time deposits	249	(1,989)	(1,740)	1,355	1,410	2,765
Short-term borrowings	(1,038)	(1,464)	(2,502)	346	14	360
Long-term borrowings	(884)	(578)	(1,462)	(204)	1,007	803

Total	(1,787)	(5,877)	(7,664)	1,053	2,060	3,113

Change in Net Interest Income	$(367)	$4,371	$4,004	$461	$(280)	$181

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $5,570,000 in 2008, as compared to $500,000 in 2007 and $870,000 in 2006. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

        For additional discussion of the provision and the loans associated therewith, please refer to the "Asset Quality" section of this Management's Discussion and Analysis.

Other Income

        Other income was $10,438,000 for the year-ended December 31, 2008, a $74,000, or 1%, increase from 2007. The largest source of other income is commissions from insurance sales from Russell Insurance Group, which decreased 5% to $4,077,000 on a soft commission market and loss of commercial customers due to the impact of the recession.

        In 2008, investment gains of $159,000 were recognized compared to a gain of $42,000 in 2007. The higher 2008 gains were on sales of securities likely to be called in order to provide loan funding. In 2006, investment gains included a gain as a result of a bank merger.

        Income from fiduciary activities, which includes fees from both institutional and personal trust management services and estate settlement services, totaled $1,021,000 for the year-ended December 31, 2008, as compared to $906,000 for 2007 and $770,000 for 2006. At December 31, 2008, ACNB had total assets under administration of approximately $115,000,000, up 3% from $112,000,000 at the end of 2007 and $93,000,000 at the end of 2006. The increase in income was the result of higher average assets under management.

        Service charges on deposit accounts increased 8% to $2,284,000 on better collection and rate increases. Revenue from ATM/debit card transactions increased 1% to $950,000 on higher volume. Income connected with selling mortgages decreased on lower volume, and deposit loss recoveries were lower than 2007 as less deposit losses were incurred in 2008.

        Other income was $10,364,000 for the year-ended December 31, 2007, an increase of $452,000 compared to income of $9,912,000 during 2006. This increase was broad, over a variety of sources with deposit service charges and fiduciary income rising the most significantly during the period.

Other Expenses

        Other expenses increased 4% to $26,071,000 for the year-ended December 31, 2008. The largest component of other expenses is salaries and employee benefits, which rose 9% to $14,401,000 compared to $13,251,000 in 2007. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  an increase in full-time equivalent employees including five new seasoned commercial lenders;

  •
  normal merit, promotion and production-based incentive compensation increases to employees; and,

  •
  increased benefit plan costs.

        Partially offsetting these increases was lower defined benefit plan cost due to investment gains in prior years. The plan's investment performance in 2008 was negatively impacted by severe declines in the broad financial markets, and the resulting decrease in plan fair values will significantly increase pension expense in the foreseeable future.

        Salaries and employee benefits increased less than 3% from 2006 to 2007. During this time period, lower pension costs offset increased salaries expense from more full-time equivalent employees.

        Net occupancy expense was $2,186,000 in 2008, $2,232,000 in 2007 and $2,206,000 in 2006. Equipment expense totaled $1,984,000 during 2008, as compared to $2,214,000 during 2007 and $2,475,000 during 2006. Occupancy and equipment expenses decreased in 2008 due to the leasing of space to a third party in the Operations Center and a renegotiated outsourcing arrangement for ATM and debit card processing. Equipment expenses, however, are subject to ever increasing technology demands and the need for systems reliability in a digital age. The majority of the decrease in 2007 from 2006 was due to lower data processing costs and less equipment leasing. Technology expenditures associated with overall growth and more sophisticated delivery channels are forecasted to increase expenses going forward.

        Professional services expense totaled $944,000 for 2008, as compared to $824,000 for 2007 and $1,136,000 for 2006. Higher expenditures in 2008 included increased costs for SEC and other regulatory guidance (including that related to analysis of the Troubled Asset Relief Program), technology placement, loan review engagements, and professional fees related to problem loans. Lower Sarbanes-Oxley compliance costs and the use of less consulting services accounted for the decrease in 2007.

        Marketing expenses decreased 19% during 2008 due to higher expenditures in 2007 to mark the 150th anniversary of the banking subsidiary. In 2008, campaigns centered on brand awareness and product-specific promotional campaigns to demonstrate stability and independence, enhance market share, and take advantage of mergers impacting local competitors. The increase in 2007 from 2006 was primarily related to the promotion and celebration of the 150th anniversary.

        Other operating expenses increased 4% in 2008 as a result of higher costs related to electronic delivery channels and corporate governance, as well as increased customer list amortization at the insurance subsidiary. Other operating expenses increased in 2007 from 2006 mainly as a result of higher telephone and loan collection costs.

        In 2009, other operating expenses may be negatively impacted by higher assessments for FDIC insurance due to increased premiums for insuring customer deposits and a proposed special assessment on all banks to recapitalize the Deposit Insurance Fund.

Income Tax Expense

        ACNB recognized income taxes of $1,077,000, or 13.8% of pretax income, during 2008, as compared to $1,917,000, or 19.5%, during 2007 and $1,925,000, or 20.9%, during 2006. The variances from the federal statutory rate are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

        The decrease in the effective tax rate during 2008 compared to 2007 was a result of higher tax-exempt income in relationship to pretax income in 2008. The effective tax rates for 2007 and 2006 were due to varying amounts of tax-exempt income. Pretax income decreased in 2008 due to elements described above, particularly higher provision for loan losses expense.

        At December 31, 2008, net deferred tax assets amounted to $2,638,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

        Average earning assets decreased in 2008 to $860,488,000, or by 5.7%, from $912,358,000 in 2007 and $891,237,000 in 2006. ACNB's investment portfolio decreased in 2008 and 2007 as a result of the planned objective to fund higher-earning loans and reduce average borrowings. Besides funds provided by investment pay-downs, growth in commercial and consumer loans was funded by increased customer deposits Average deposits increased in 2008 to $684,258,000 from $680,945,000 in 2007 and $671,484,000 in 2006. Average borrowings decreased in 2008 to $153,960,000 from $206,312,000 in 2007 and $202,580,000 in 2006.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The contraction in the securities portfolio during 2008 and 2007 was designed to increase the level of lending in the earning asset mix for the fulfillment of the strategic direction to provide lending in the marketplace and to improve overall earning asset yields. The investment portfolio is comprised of U.S. Government agency, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2008, the securities balance included a net unrealized gain on available for sale securities of $3,796,000, net of taxes, versus a net unrealized gain of $749,000, net of taxes, at December 31, 2007. In anticipation of securities to be called, a program was continued in 2008 to purchase new securities when yields were favorable and, subsequently, improvements in the yield curve positively impacted fair values. The increase in relevant yields during 2007 also led to the increase in the fair value of securities for 2007 compared to 2006. All individual securities in which the fair value is less than the book value are not considered other-than-temporarily impaired because the temporary impairment is caused by variations yields since purchase. All mortgage-backed security investments are pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments. ACNB's prepurchase analysis of the borrowers in its FNMA and FHLMC loan pools reveal high credit scores, loans with conservative weighted average loan-to-value ratios, and loans for properties that are predominately owner-occupied. In addition, FNMA and FHLMC have been provided with strong support by the federal government, in effect guaranteeing this type of debt instrument. There is no exposure to subprime mortgages in the mortgage-backed securities.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2008	2007	2006
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$49,025	$99,827	$156,810
Mortgage-backed securities	158,002	130,659	96,179
State and municipal	41,975	36,862	30,826
Corporate bonds	2,655	18,373	51,660
Stock in other banks	879	625	776

	252,536	286,346	336,251

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	—	—	10,000
Mortgage-backed securities	—	4,150	6,415
State and municipal	—	—	131

	—	4,150	16,546

TOTAL	$252,536	$290,496	$352,797

        The Corporation owned two securities of non-investment grade at year-end 2006. They were 6.125% GMAC notes due on August 28, 2007, with a par value of $6,000,000, and 6.50% Ford Motor Credit notes due on January 25, 2007, with a par value of $6,200,000. Both paid as agreed at maturity.

        Table 4 discloses investment securities at the scheduled maturity date. Many securities have call features that make them liable for redemption before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$—	—%	$20,489	5.48%	$24,506	5.52%	$3,073	5.54%	$48,068	5.05%
Mortgage-backed securities	—	—	18,194	3.89	23,868	4.68	110,703	4.91	152,765	4.75
State and municipal	—	—	1,010	4.00	12,031	3.97	28,966	3.98	42,007	3.97
Corporate bonds	—	—	2,795	8.13	—	—	—	—	2,795	8.13
Stock in other banks	—	—	—	—	—	—	1,149	—	1,149	—

	$—	—%	$42,488	4.94%	$60,405	4.88%	$143,891	4.70%	$246,784	4.78%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Loans outstanding increased by $89,521,000, or 16.3%, in 2008, as compared to 4.6% growth experienced in 2007. The higher growth was a result of increased residential mortgage origination volume, enhanced efforts to attract new commercial customers, turmoil due to recent mergers in the local market, and the addition of several new lenders in 2008. The commercial loan segment decreased 4.7% during 2008, as lending shifted to loans with real estate collateral. Commercial real estate loans increased $46,461,000, or 36.5%, and real estate construction loans increased $10,588,000, or 27.6%. The commercial real estate loan growth in 2008 was the result of active involvement in the local market which experienced several bank mergers and the hiring of five additional seasoned commercial lenders during the year. Residential real estate and home equity lending increased by $31,457,000, or 10%, as a result of the contraction of other mortgage loan sources caused by the spreading financial marketplace crisis.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$59,861	$62,844	$41,770	$36,583	$31,187
Real estate:
Commercial	173,926	127,465	116,347	103,501	99,988
Construction	48,958	38,370	41,675	31,907	20,232
Residential	341,916	310,459	313,424	311,865	278,519
Installment	13,062	9,064	11,002	9,608	10,643

Total Loans	$637,723	$548,202	$524,218	$493,464	$440,569

        The repricing range of the loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6—Loan Sensitivities

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
LOANS MATURING
Commercial, financial and agricultural	$629	$16,722	$42,510	$59,861
Real estate:
Commercial	7,251	41,073	125,602	173,926
Construction	20,652	15,105	13,201	48,958

Total	$28,532	$72,900	$181,313	$282,745

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
LOANS BY REPRICING OPPORTUNITY
Commercial, financial and agricultural	$30,229	$15,063	$14,569	$59,861
Real estate:
Commercial	37,239	113,087	23,600	173,926
Construction	33,134	7,473	8,351	48,958

Total	$100,602	$135,623	$46,520	$282,745

Loans with a fixed interest rate	$20,873	$9,042	$34,869	$64,784
Loans with a variable interest rate	79,729	126,581	11,651	217,961

Total	$100,602	$135,623	$46,520	$282,745

        Most of the Corporation's activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $78,300,000, or 12%, of total loans at December 31, 2008. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

        The unemployment rate in ACNB's market area remained below the national average during 2008. Additionally, reasonably low interest rates, a stable local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2008, contraction in new residential real estate development and construction slowed that segment of the Corporation's marketplace activity.

        Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more, and other foreclosed assets. ACNB's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectability of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year. ACNB recognizes income on these loans only to the extent that it receives cash payments. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as restructured if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2008	2007	2006	2005	2004
Nonaccrual loans	$7,723	$854	$3,900	$7,354	$8,054
Accruing loans 90 days past due	1,963	1,404	220	199	160

Total Non-Performing Loans	9,686	2,258	4,120	7,553	8,214
Foreclosed real estate	625	136	—	—	213

Total Non-Performing Assets	$10,311	$2,394	$4,120	$7,553	$8,427

Ratios:
Non-performing loans to total loans	1.52%	0.41%	0.79%	1.40%	1.86%
Non-performing assets to total assets	1.06%	0.26%	0.43%	0.73%	0.91%
Allowance for loan losses to non-performing loans	76.33%	258.99%	130.46%	64.36%	47.94%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $246,000 in 2008, $38,000 in 2007, and $137,000 in 2006. The increase in nonaccrual loans is discussed further below.

        Impaired loans at December 31, 2008 and 2007, totaled $8,754,000 and $15,765,000, respectively. The related allowance for loan losses totaled $2,081,000 and $2,725,000, respectively. The decrease in impaired loans was mainly related to a local residential real estate development project and a food service start-up loan that were partially charged off during the year. These two loans accounted for $3,500,000 of the total charge offs during 2008.

        Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans approximated $4,500,000 at December 31, 2008. Substantially all of these loans are secured by real estate with acceptable loan-to-value ratios.

Allowance for Loan Losses

        ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio, and it is funded through a provision for loan losses charged to earnings. On a quarterly basis, ACNB utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss, historical experience, and qualitative factors. This methodology results in an allowance that is considered appropriate in light of the high degree of judgment required and that is prudent and conservative, but not excessive.

        Management assigns internal risk ratings for each significant commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management finds loans with uncertain collectability of principal and interest, it places those loans on a watch list and evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management's analysis considers:

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Year-ended December 31,
Dollars in thousands	2008	2007	2006	2005	2004
Beginning balance	$5,848	$5,375	$4,456	$3,938	$3,978
Provision for loan losses	5,570	500	870	516	300
Loans charged-off:
Commercial, financial and agricultural	1,169	6	26	41	316
Real estate	2,815	—	—	4	31
Consumer	68	39	11	42	43

Total Loans Charged-Off	4,052	45	37	87	390

	Year-ended December 31,
Dollars in thousands	2008	2007	2006	2005	2004
Recoveries:
Commercial, financial and agricultural	7	14	46	22	8
Real estate	—	—	—	54	—
Consumer	20	4	40	13	42

Total Recoveries	27	18	86	89	50

Net charge-offs (recoveries)	4,025	27	(49)	(2)	340

Ending balance	$7,393	$5,848	$5,375	$4,456	$3,938

Ratios:
Net charge-offs to average loans	0.68%	—%	—%	—%	0.08%
Allowance for loan losses to total loans	1.16%	1.07%	1.03%	0.90%	0.89%

Table 9—Allocation of the Allowance for Loan Losses

			2007		2006		2005		2004
	2008
				Percent of Loan Type to Total Loans		Percent of Loan Type to Total Loans		Percent of Loan Type to Total Loans		Percent of Loan Type to Total Loans
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount		Amount		Amount		Amount
Commercial, financial and agricultural	$1,383	9.4%	$1,204	11.5%	$457	8.0%	$539	7.4%	$941	7.1%
Real estate:
Commercial	2,034	27.3	1,226	23.3	1,275	22.2	1,760	21.0	1,288	22.7
Construction	1,970	7.7	2,494	7.0	2,323	7.9	735	6.5	248	4.6
Residential	1,051	53.6	605	56.6	583	59.8	592	63.2	674	63.2
Consumer	325	2.0	207	1.6	228	2.1	369	1.9	420	2.4
Unallocated	630	N/A	112	N/A	509	N/A	461	N/A	367	N/A

Total	$7,393	100.0%	$5,848	100.0%	$5,375	100.0%	$4,456	100.0%	$3,938	100.0%

        The allowance for loan losses at December 31, 2008, was $7,393,000, or 1.16% of loans, as compared to $5,848,000, or 1.07% of loans, at December 31, 2007. The ratio of non-performing loans plus foreclosed assets to total assets was 1.06% at December 31, 2008, as compared to 0.26% at December 31, 2007.

        Loans past due 90 days and still accruing were $1,963,000 and nonaccrual loans were $7,723,000 as of December 31, 2008, of which approximately 85% are secured by real estate. Loans past due 90 days and still accruing were $1,404,000 at December 31, 2007, while nonaccruals were $854,000. Nonaccrual loans increased from year-end 2007 to year-end 2008 due principally to the following three credits. A commercial real estate credit in the amount of $2,400,000 was identified in the second quarter of 2008, for which further scheduled payments are unlikely in the absence of the sale of the underlying collateral. In the third quarter of 2008, $2,300,000 in related start-up enterprise commercial loans were placed on nonaccrual status, and the specific loss allocation was increased by $955,000 when the loan became 90 days past due. In addition, during the third quarter, a real estate development credit of $6,300,000 was placed on nonaccrual status and the specific loss allocation was increased by $2,500,000. As appropriate, new appraisals were obtained on certain credits and adjustments were made to the corresponding specific loss allocation. In the fourth quarter of 2008, a total of $3,500,000 in charge-offs were taken on these loans and the remaining balances of the loans were included in impaired loans at December 31, 2008.

        Impaired loans at December 31, 2008, totaled $8,754,000, $5,047,000 of which required a specific valuation allowance and $3,707,000 of which in management's estimate required no valuation allowance. The related allowance for loan losses totaled $2,081,000. Impaired loans at December 31, 2007, totaled $15,765,000 of this amount, $14,982,000 required a specific valuation allowance and $783,000 required no valuation allowance in management's estimate. The related allowance for loan losses totaled $2,725,000. The decrease in related allowance for loan losses on impaired loans of $644,000, or 24%, from December 31, 2007, to December 31, 2008, was mainly a net result of the increases in allocations on the commercial real estate credits and start-up commercial credits referred to above less the charge-offs of $3,765,000 taken during the year. An increase in impaired loans without a provision from December 31, 2007, was related to two loans on which the outstanding balances were considered to be adequately collateralized by estimated cash flow at December 31, 2008.

        A summary of impaired loans at December 31, 2008, is as follows: The Corporation has two unrelated impaired loans totaling $5,837,000 to finance residential real estate development projects in the Corporation's primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status. The loans have standard terms and conditions including repayment from the sales of the respective properties. Both loans were originated during the first half of 2006. One loan, while not matured, has been placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan including providing additional collateral and more targeted marketing of the property. The total specific valuation allowance on the two unrelated loans is $1,398,000 (which is net of charge-offs of $2,765,000 taken in 2008). The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure. Also included in other impaired loans are related term loans and a fully disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,270,000 with a specific valuation allowance of $683,000 which is net of a $1,000,000 charge-off taken in 2008. These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status. The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral. Commencement of liquidation will proceed if no further payments are made by the borrower. Other impaired loans totaled $1,647,000 at December 31, 2008, of which $400,000 were in nonaccrual status and in management's estimate required no valuation allowance.

        As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The increase in the provision for loan losses for 2008 compared to 2007 was a result of the measurement of the adequacy of the allowance for loan losses at each period end. Reasons that the 2008 provision was higher included changes in allocations for specific loans, a deteriorating local housing market, and strong growth in the loan portfolio during 2008 which caused the amounts assigned to homogeneous pools to increase.

        The allocation of the allowance for loan losses between the various loan categories is consistent with the change in estimated specific losses measured at each period-end and the historical net loss experience in each of the categories. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of this reserve exists due to risk of error in the specific and general reserve allocations, as well as to allow for consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations, variances in management's assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has increased due to significant loan charge-offs and a very uncertain state of the local economy.

        While management believes ACNB's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management's assumptions as to future delinquencies or loss rates.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 0.5%, or $3,313,000, during 2008, as compared to 1.6% during 2007. ACNB's deposit pricing function prices deposits to be competitive with relevant local competition; however, 2008 exhibited increased competitive pressure from local financial institutions, including credit unions and larger regional banks, for higher interest rates despite sharp decreases in the Treasury yield curve. The 2008 deposit growth mix experienced a shift during the year to transaction accounts as customers put more value in liquidity and FDIC insurance. By year end, products such as money market savings and interest-bearing transaction accounts that had suffered declines in recent years regained balances. With recent marked declines in market interest rates and a slowing economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept lower rates and by competition willing to pay above market rates to attract market share.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2008, are summarized as follows:

In thousands
Three months or less	$13,321
Over three through six months	4,077
Over six through twelve months	25,299
Over twelve months	18,682

Total	$61,379

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of December 31, 2008, short-term borrowings were $83,453,000, an increase of $52,685,000, or 171.2%, from the December 31, 2007, balance of $30,768,000. Short-term borrowings were increased to balance asset sensitivity by replacing maturing longer-term borrowings with overnight borrowings in the fourth quarter of 2008.

In thousands	2008	2007	2006
Amounts outstanding at end of year:
FHLB overnight advance	$50,168	$90	$39,614
Securities sold under repurchase agreements	32,285	29,928	19,919
Treasury tax and loan note	1,000	450	450

Total	$83,453	$30,768	$59,983

Dollars in thousands	2008	2007	2006
Average interest rate at year-end	0.90%	2.66%	4.32%
Maximum amount outstanding at any month-end	$83,462	$119,765	$97,896
Average amount outstanding	$44,401	$78,139	$69,754
Weighted average interest rate	1.61%	4.12%	4.09%

        Long-term debt consists of advances from the Federal Home Loan Bank to fund ACNB's growth in its earning asset portfolio and a loan from a commercial bank to fund the purchase of Russell Insurance Group. Long-term debt totaled $106,951,000 at December 31, 2008, versus $130,244,000 at December 31, 2007.

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its "well capitalized" position. Total stockholders' equity was $84,439,000 at December 31, 2008, compared to $85,130,000 at December 31, 2007. Stockholders' equity decreased during 2008 due to an increase in accumulated other comprehensive loss resulting from the decline in value of the assets in the pension plan during 2008 that was only partially offset by earnings retained in capital.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2008, ACNB retained $2,194,000, or 33%, of its net income, as compared to $3,371,000, or 42%, in 2007 and $2,707,000, or 37%, in 2006. As a result of implementing EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, a direct charge to retained earnings of $717,000 was made in 2008.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2008 and 2007, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no conditions or events since the notification that management believes have changed the banking subsidiary's category.

Table 11—Risk-Based Capital

        ACNB's capital ratios are as follows:

	2008	2007
Tier 1 leverage ratio (to average assets)	7.96%	7.97%
Tier 1 risk-based capital ratio (to risk-weighted assets)	11.66%	12.84%
Total risk-based capital ratio	12.81%	13.82%

        For further information on the actual and required capital amounts and ratios, please refer to Note M of the consolidated financial statements.

        On October 14, 2008, the U.S. Department of Treasury announced a voluntary Capital Purchase Program under the Troubled Asset Relief Program (TARP), as authorized by the Emergency Economic Stabilization Act of 2008. The Treasury allocated $250 billion to purchase senior preferred stock in banks through this capital purchase program. After evaluating the merits of participating in the TARP Capital Purchase Program, ACNB decided against applying for this voluntary program. This decision was based upon the fact that the banking subsidiary is well capitalized, as well as, the uncertainty of the potential requirements of the program.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2008, ACNB could borrow approximately $368,144,000 from the FHLB of which $215,976,000 was available.

        The year of 2008 experienced extreme difficulties in bank-to-bank liquidity worldwide. ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan and investment security assets with requisite credit quality. ACNB has reviewed a recent independent rating agency's report on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. For more information on the FHLB, please refer to Note A under "Restricted Investment in Bank Stocks" of the consolidated financial statements.

        Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $32,285,000 and $29,928,000 at December 31, 2008 and 2007, respectively.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary bank. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $5,428,000 at December 31, 2008. For a discussion of ACNB's dividend restrictions, please refer to Item 1—"Business".

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2008:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$208,775	$89,703	$7,985	$—	$306,463
Long-term debt	45,318	25,702	14,799	21,132	106,951
Operating leases	417	482	345	298	1,542
Payments under benefit plans	86	193	266	3,471	4,016

Total	$254,596	$116,080	$23,395	$24,901	$418,972

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2008, the Corporation had unfunded outstanding commitments to extend credit of $139,122,000 and outstanding standby letters of credit of $6,333,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note N of the consolidated financial statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

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

        Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength.

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

        On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (TARP) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

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

        On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for well managed, well capitalized banks to a range between $0.12 and $0.16 per $100 of assessment based deposits on an annual basis. The FDIC also voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009. This action is subject to a 30-day comment period and could be amended by further action of the FDIC or Congress. Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter. At this time, we cannot estimate the probability of these events; however, any additional FDIC assessment and/or premium would have an adverse impact on 2009 earnings.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2008, indicate that the Corporation would expect net interest income to increase over the next twelve months by 2.22% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 4.31% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. A decrease of 3.00% would create an environment in which deposit rates could not decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2007, exhibited lower liability sensitivity due to the varying mix of earning assets and liabilities, differing assumptions on prepayments and sensitivity on non-maturity deposit products, as well as an interest rate environment in which larger rate declines could be accommodated.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2008, indicate that the net present value would decrease 0.93% assuming an upward shift in market interest rates of 3.00% and increase 4.30% if rates shifted 1.00% in the same manner.

December 31, 2008		December 31, 2008
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(4.31)%	(300)	(6.70)%
(100)	(0.78)%	(100)	(6.40)%
—	—%	—	—%
100	0.82%	100	4.30%
300	2.22%	300	(0.93)%

December 31, 2007		December 31, 2007
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(5.72)%	(300)	(5.10)%
(100)	(0.84)%	(100)	(5.40)%
—	—%	—	—%
100	0.86%	100	(2.20)%
300	1.47%	300	(10.70)%

ITEM 8—FINANCIAL STATEMENTS

        (a)   The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A to the consolidated financial statements, the Corporation changed its method of accounting for its deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements in 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 13, 2009

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands	2008	2007
ASSETS
Cash and due from banks	$16,033	$18,319
Interest bearing deposits with banks	892	893

Cash and Cash Equivalents	16,925	19,212
Securities available for sale	252,536	286,346
Securities held to maturity, fair value 2008 $0; 2007 $4,123	—	4,150
Loans held for sale	969	1,175
Loans, net of allowance for loan losses 2008 $7,393; 2007 $5,848	630,330	542,354
Premises and equipment	14,457	14,530
Restricted investment in bank stocks	9,170	9,045
Investment in bank-owned life insurance	25,297	24,297
Investments in low-income housing partnerships	4,737	5,028
Other assets	22,258	20,528

Total Assets	$976,679	$926,665

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$82,486	$77,192
Interest bearing	607,811	593,448

Total Deposits	690,297	670,640
Short-term borrowings	83,453	30,768
Long-term borrowings	106,951	130,244
Other liabilities	11,539	9,883

Total Liabilities	892,240	841,535

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued, 5,955,943 and 5,990,943 shares outstanding	14,977	14,977
Treasury stock, at cost (35,000 shares in 2008 and none in 2007)	(442)	—
Additional paid-in capital	8,787	8,787
Retained earnings	62,916	61,439
Accumulated other comprehensive loss	(1,799)	(73)

Total Stockholders' Equity	84,439	85,130

Total Liabilities and Stockholders' Equity	$976,679	$926,665

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2008	2007	2006
INTEREST INCOME
Loans, including fees	$35,561	$35,740	$33,281
Securities:
Taxable	10,286	13,670	13,260
Tax-exempt	1,790	1,348	931
Dividends	203	665	676
Other	81	158	139

Total Interest Income	47,921	51,581	48,287

INTEREST EXPENSE
Deposits	13,187	16,887	14,937
Short-term borrowings	714	3,216	2,856
Long-term borrowings	4,996	6,458	5,655

Total Interest Expense	18,897	26,561	23,448

Net Interest Income	29,024	25,020	24,839
PROVISION FOR LOAN LOSSES	5,570	500	870

Net Interest Income after Provision for Loan Losses	23,454	24,520	23,969

OTHER INCOME
Service charges on deposit accounts	2,284	2,110	1,938
Income from fiduciary activities	1,021	906	770
Earnings on investment in bank-owned life insurance	1,035	922	834
Gains on sales of securities	159	42	204
Service charges on ATM and debit card transactions	950	941	866
Commissions from insurance sales	4,077	4,283	4,245
Other	912	1,160	1,055

Total Other Income	10,438	10,364	9,912

OTHER EXPENSES
Salaries and employee benefits	14,401	13,251	12,895
Net occupancy expense	2,186	2,232	2,206
Equipment expense	1,984	2,214	2,475
Professional services	944	824	1,136
Other tax expense	774	666	756
Supplies and postage	800	794	758
Marketing expense	933	1,158	682
Other operating	4,049	3,891	3,758

Total Other Expenses	26,071	25,030	24,666

Income before Income Taxes	7,821	9,854	9,215
PROVISION FOR INCOME TAXES	1,077	1,917	1,925

Net Income	$6,744	$7,937	$7,290

PER SHARE DATA
Basic earnings	$1.13	$1.32	$1.22

Cash dividends declared	$0.76	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2008, 2007 and 2006

In thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
BALANCE—DECEMBER 31, 2005	$13,590	$—	$—	$65,556	$(5,136)	$74,010
5% stock dividend declared	677	—	4,741	(5,435)	—	(17)
Comprehensive income:
Net income	—	—	—	7,290	—	7,290
Other comprehensive income, net of taxes	—	—	—	—	1,288	1,288

Total Comprehensive Income						8,578

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(701)	(701)
Cash dividends declared	—	—	—	(4,566)	—	(4,566)

BALANCE—DECEMBER 31, 2006	14,267	—	4,741	62,845	(4,549)	77,304
5% stock dividend declared	710	—	4,046	(4,777)	—	(21)
Comprehensive income:
Net income	—	—	—	7,937	—	7,937
Other comprehensive income, net of taxes	—	—	—		4,476	4,476

Total Comprehensive Income						12,413

Cash dividends declared	—	—	—	(4,566)	—	(4,566)

BALANCE—DECEMBER 31, 2007	14,977	—	8,787	61,439	(73)	85,130
Adjustment to initially apply EITF 06-4	—	—		(717)	—	(717)
Comprehensive income:
Net income	—	—	—	6,744	—	6,744
Other comprehensive loss, net of taxes	—	—	—	—	(1,726)	(1,726)

Total Comprehensive Income						5,018

Treasury stock purchased	—	(442)	—	—	—	(442)
Cash dividends declared	—	—	—	(4,550)	—	(4,550)

BALANCE—DECEMBER 31, 2008	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,744	$7,937	$7,290
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of loans, property and foreclosed real estate	217	(332)	(251)
Earnings on investment in bank-owned life insurance	(1,035)	(922)	(834)
Gains on sales of securities	(159)	(42)	(204)
Depreciation and amortization	1,877	1,696	1,761
Provision for loan losses	5,570	500	870
Net amortization (accretion) of investment securities premiums (discounts)	(51)	360	918
Decrease (increase) in interest receivable	786	(256)	(406)
Increase (decrease) in interest payable	(1,285)	183	1,298
(Increase) decrease in mortgage loans held for sale	(4)	(316)	(329)
(Increase) decrease in other assets	1,716	(2,303)	(87)
Decrease in other liabilities	(1,943)	(1,994)	(78)

Net Cash Provided by Operating Activities	12,433	4,511	9,948

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	4,137	12,335	2,520
Proceeds from maturities of investment securities available for sale	93,714	192,813	21,615
Proceeds from sales of investment securities available for sale	26,936	11,024	—
Purchase of investment securities available for sale	(82,001)	(147,845)	(5,475)
Net sale (purchase) of restricted investment in bank stocks	(125)	1,218	(1,210)
Net increase in loans	(94,171)	(24,147)	(30,938)
Purchase of bank-owned life insurance	—	(1,525)	—
Final purchase consideration—insurance subsidiary	(3,000)	—	—
Cash paid for insurance agency acquisitions, net of cash acquired	(3,022)	(637)	—
Investments in low-income housing partnerships	—	(131)	—
Capital expenditures	(1,382)	(1,133)	(1,509)
Proceeds from sale of property and foreclosed real estate	137	216	272

Net Cash Provided by (Used in) Investing Activities	(58,777)	42,188	(14,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	5,294	2,273	(37,566)
Net increase (decrease) in time certificates of deposits and interest bearing deposits	14,363	(1,338)	27,890
Net increase (decrease) in short-term borrowings	52,685	(29,215)	676
Dividends paid	(4,550)	(4,566)	(4,566)
Cash in lieu of fractional shares, stock dividend	—	(21)	(17)
Purchase of treasury stock	(442)	—	—
Proceeds from long-term borrowings	47,000	55,000	75,000
Repayments on long-term borrowings	(70,293)	(70,276)	(55,258)

Net Cash Provided by (Used in) Financing Activities	44,057	(48,143)	6,159

Net Increase (Decrease) in Cash and Cash Equivalents	(2,287)	(1,444)	1,382
CASH AND CASH EQUIVALENTS—BEGINNING	19,212	20,656	19,274

CASH AND CASH EQUIVALENTS—ENDING	$16,925	$19,212	$20,656

Interest paid	$20,182	$26,378	$22,150

Income taxes paid	$2,225	$1,625	$2,234

Loans transferred to foreclosed real estate	$625	$136	$230

        The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, Adams County National Bank and Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and trust services through its twenty-one retail banking locations in Adams, Cumberland and York Counties of Pennsylvania. There is also a loan production office situated in Franklin County.

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

        Financial statements prepared in accordance with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the determination of other than temporary impairment on securities, and the potential impairment of goodwill and restricted stock.

        Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $115,000,000 and $112,000,000 at December 31, 2008 and 2007, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within south central Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $78.3 million or 12% of total loans at December 31, 2008. These borrowers are geographically disbursed throughout ACNB's market place and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants, in aggregate management believes that these loans do not present any greater risk than commercial loans in general.

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2008 and 2007, and consists of common stock the Federal Reserve Bank, Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB) stocks. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

        Management evaluates the restricted investment in bank stocks for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management's determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of December 31, 2008. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2008, is no assurance that impairment may not occur.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The allowance consists of specific, general and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets totaled $625,000 and $136,000 at December 31, 2008 and 2007, respectively and were included in other assets.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $717,000 as a reduction of retained earnings effective January 1, 2008. The Corporation incurred approximately $80,000 of expense in 2008 related to this new accounting pronouncement.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,988,525, 5,990,943 and 5,990,943 weighted average shares of common stock outstanding for 2008, 2007 and 2006, respectively. The weighted average shares have been retroactively adjusted to give effect to the 5% common stock dividends effective December 2007 and 2006.

Advertising Costs

        Costs of advertising are expensed when incurred.

Intangible Assets

        The Corporation accounts for its acquisitions using the purchase accounting method required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Generally, this results in a residual amount in excess of the net fair values, which is recorded as goodwill.

        SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2008. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

        Goodwill totaled $5,972,000 and $5,415,000 at December 31, 2008 and 2007, respectively. Intangible assets totaled $4,931,000 and $2,896,000 at December 31, 2008 and 2007, respectively. These amounts are included in Other Assets in the Statement of Condition.

Comprehensive Income (Loss)

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Changes in certain assets and liabilities, such as unrealized gains (losses) on securities available for sale and the pension liability, are reported as a separate component of the stockholders' equity section of the statement of condition. Such items, along with net income, are components of comprehensive income.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
In thousands	2008	2007	2006
Unrealized holding gains arising during the period	$4,775	$6,386	$2,266
Reclassification adjustment for gains realized in net income	(159)	(42)	(204)

Net unrealized gains	4,616	6,344	2,062
Tax effect	(1,569)	(2,158)	(774)

	3,047	4,186	1,288

Change in pension liability	(7,232)	439	—
Tax effect	2,459	(149)	—

	(4,773)	290	—

Net of Tax Amount	$(1,726)	$4,476	$1,288

        The components of the accumulated other comprehensive loss net of taxes are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE, DECEMBER 31, 2007	749	(822)	(73)

BALANCE—DECEMBER 31, 2008	$3,796	$(5,595)	$(1,799)

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

New Accounting Standards

FASB FSP 142-3

        In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Asset". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The new pronouncement will not have a material impact on the Corporation's consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FSP FAS 132(R)-1

        In December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2008 and 2007, compensating balances approximated $2,506,000 and $3,270,000, respectively. During 2008 and 2007, average required balances approximated $3,680,000 and $3,146,000, respectively.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2008 and 2007, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE:
December 31, 2008:
U.S. Government and agencies	$48,068	$957	$—	$49,025
Mortgage-backed securities	152,765	5,300	63	158,002
State and municipal	42,007	462	494	41,975
Corporate bonds	2,795	—	140	2,655
Stock in other banks	1,149	—	270	879

	$246,784	$6,719	$967	$252,536

December 31, 2007:
U.S. Government and agencies	$98,719	$1,116	$8	$99,827
Mortgage-backed securities	130,967	490	798	130,659
State and municipal	36,420	487	45	36,862

Corporate bonds	18,400	—	27	18,373

Stock in other banks	704	—	79	625
	$285,210	$2,093	$957	$286,346

SECURITIES HELD TO MATURITY:
December 31, 2007:
Mortgage-backed securities	$4,150	$—	$27	$4,123

        At December 31, 2008, three mortgage-backed securities had unrealized losses, and two of the securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 4% of amortized cost.

NOTE C—SECURITIES (Continued)

        At December 31, 2008, 35 state and municipal securities and one corporate bond had unrealized losses, and five of the municipal securities had been in a continuous loss position for 12 months or more. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 12% of amortized cost and a majority had unrealized losses totaling less than 4% of amortized cost. Stock in other banks are investments in two local banks that are performing and adequately capitalized; however, their market value has diminished in line with other similar bank stocks because of the financial issues impacting larger banks.

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2008, management had not identified any securities with an unrealized loss that it intends to sell. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

        The following table shows the Corporation's gross unrealized losses and fair value related to investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 2008:
Mortgage-backed securities	$592	$22	$14,695	$41	$15,287	$63
State and municipal	18,399	429	921	65	19,320	494
Corporate bonds	2,654	140	—	—	2,654	140
Stock in other banks	318	127	561	143	879	270

	$21,963	$718	$16,177	$249	$38,140	$967

DECEMBER 31, 2007:
U.S. Government and agencies	$—	$—	$24,992	$8	$24,992	$8
Mortgage-backed securities	6,959	34	61,651	764	68,610	798
State and municipal	1,558	14	2,397	31	3,955	45
Corporate bonds	—	—	18,373	27	18,373	27
Stock in other banks	625	79	—	—	625	79

	$9,142	$127	$107,413	$830	$116,555	$957

SECURITIES HELD TO MATURITY:
DECEMBER 31, 2007:
Mortgage-backed securities	$4,123	$27	$—	$—	$4,123	$27

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale
In thousands	Amortized Cost	Fair Value
1 year or less	$—	$—
Over 1 year through 5 years	24,294	24,586
Over 5 years through 10 years	36,537	37,356
Over 10 years	32,039	31,713
Mortgage-backed securities	152,765	158,002
Equity securities	1,149	879

	$246,784	$252,536

        The Corporation realized gross gains of $172,000 during 2008, $42,000 during 2007, and $204,000 during 2006 and gross losses of $13,000 during 2008, $0 during 2007 and 2006 on sales of securities available for sale.

        At December 31, 2008 and 2007, securities with a carrying value of $87,332,000 and $80,004,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

        Loans at December 31, 2008 and 2007, were as follows:

In thousands	2008	2007
Commercial, financial and agricultural	$60,237	$62,844
Real estate:
Commercial	173,926	127,465
Construction	48,958	38,370
Residential	341,902	311,152
Consumer	13,062	8,785

Total Loans	638,085	548,616
Deferred loan fees and costs, net	(362)	(414)
Allowance for loan losses	(7,393)	(5,848)

Net Loans	$630,330	$542,354

        The Bank grants commercial, residential and consumer loans to customers primarily within south central Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

NOTE D—LOANS (Continued)

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
In thousands	2008	2007	2006
Balance, beginning	$5,848	$5,375	$4,456
Provision charged to operations	5,570	500	870
Recoveries on charged-off loans	27	18	86
Loans charged-off	(4,052)	(45)	(37)

Balance, ending	$7,393	$5,848	$5,375

        Nonaccrual loans totaled $7,723,000 and $854,000 at December 31, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing totaled $1,963,000 and $1,404,000 at December 31, 2008 and 2007, respectively. If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $246,000 in 2008, $38,000 in 2007, and $137,000 in 2006.

        The following is a summary of information pertaining to impaired loans:

	December 31,
In thousands	2008	2007
Impaired loans with a valuation allowance	$5,047	$14,982

Impaired loans without a valuation allowance	$3,707	$783

Valuation allowance related to impaired loans	$2,081	$2,725

	Years Ended December 31,
In thousands	2008	2007	2006
Average investment in impaired loans	$13,038	$13,847	$6,788

Interest income recognized on impaired loans	$607	$1,016	$493

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2008	2007
Land	$1,323	$1,323
Buildings and improvements	15,539	15,429
Furniture and equipment	9,181	8,239
Fixed assets in process	226	104

	26,269	25,095
Accumulated depreciation	(11,812)	(10,565)

	$14,457	$14,530

        In November 2008, the Board of Directors approved the 2009 Technology Plan including a capital expenditure of $512,000 which was under contract as of December 31, 2008.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2008 and 2007, the carrying value of these investments was approximately $4,737,000 and $5,028,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2008	2007
Non-interest bearing demand	$82,486	$77,192
Interest bearing demand	102,085	99,856
Savings	199,263	196,478
Time certificates of deposit less than $100,000	245,084	233,920
Time certificates of deposit greater than $100,000	61,379	63,194

	$690,297	$670,640

        Scheduled maturities of time certificates of deposit at December 31, 2008, were as follows:

In thousands
2009	$208,775
2010	71,403
2011	18,300
2012	5,532
2013	2,453

$306,463

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2016. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $478,000, $621,000 and $634,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

In thousands
2009	$417
2010	287
2011	195
2012	170
2013	175
Later years	298

$1,542

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expire at varying dates from 2010 to 2014. Most leases contain renewal provisions at the option of the lessees. Total rental income for these properties was $118,000, $23,000 and $14,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2008		2007
Dollars in thousands	Amount	Rate	Amount	Rate
Treasury tax and loan note	$1,000	0.00%	$450	4.96%
Federal Home Loan Bank (FHLB) overnight advance	50,168	0.59	390	3.81
Securities sold under repurchase agreements	32,285	1.41	29,928	2.61

	$83,453	0.90%	$30,768	2.66%

        Under an agreement with the FHLB, the Bank has a line of credit available in the amount of $100,000,000, of which $50,168,000 was outstanding at December 31, 2008. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $8,850,000 at December 31, 2008, and $8,725,000 at December 31, 2007. The Corporation also has lines of credit that total $20,000,000 with correspondent banks for overnight federal funds borrowings.

        The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities owned by the Corporation. The investment securities are under the control of the Corporation.

        A summary of long-term debt as of December 31 is as follows:

	2008		2007
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2008	$—	—%	$70,000	4.70%
2009	35,000	4.45	35,000	4.45
2010	20,000	3.15	—	—
2011	5,000	4.26	—	—
2012	10,000	4.41	10,000	4.41
2013	4,000	4.23	—	—
2014	4,000	4.51	—	—
2015	4,000	4.68	—	—
2016	4,000	4.78	—	—
2017	4,000	4.86	—	—
2018	2,000	5.11	—	—
FHLB convertible advance maturing:
2012	10,000	4.27	10,000	4.27
Loan payable to local bank	4,951	6.50	5,244	6.50

	$106,951	4.31%	$130,244	4.65%

        The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $368,144,000 from the FHLB, of which $215,976,000 was available at December 31, 2008. The FHLB has the option to convert the $10,000,000 convertible advance but not before three-month LIBOR reaches 8%. Upon the FHLB's conversion, the Bank has the option to repay the respective advance in full.

        The loan payable to a local bank is payable in monthly installments of $52,569 and matures in January 2020. The loan is unsecured.

NOTE J—RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

        Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2008, $5,428,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under national banking laws, the Bank is also limited as to the amount it may loan to its affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2008, the maximum amount available for transfer from the Bank to the Corporation in the form of loans was approximately $8,171,000.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2008, 2007 and 2006, are as follows:

In thousands	2008	2007	2006
Federal:
Current	$885	$1,652	$1,821
Deferred	144	192	22

	1,029	1,844	1,843
State:
Current	48	73	82

	$1,077	$1,917	$1,925

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Percentage of Income before Income Taxes
	2008	2007	2006
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.4	0.5	0.6
Tax-exempt income	(8.0)	(5.1)	(3.8)
Earnings on investment in life insurance	(4.5)	(3.2)	(3.1)
Rehabilitation and low-income housing credits	(8.8)	(7.0)	(7.5)
Other	0.7	0.3	0.7

	13.8%	19.5%	20.9%

        The provision for federal income taxes includes $54,000, $14,000 and $69,000 of income taxes related to net gains on sales of securities in 2008, 2007 and 2006, respectively. Rehabilitation and low-income housing income tax credits were $689,000 during 2008 and 2007, and $692,000 for 2006. Projected credits are $679,000 in 2009, $578,000 in 2010, and $1,889,000 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,531	$2,006
Accrued deferred compensation	461	391
Pension	2,882	424
Deferred loan fees	148	74
Other	711	658

	6,733	3,553

Deferred tax liabilities:
Available for sale securities	1,956	386
Prepaid benefit cost	1,439	1,044
Prepaid expenses	331	277
Accumulated depreciation	369	240

	4,095	1,947

Net Deferred Tax Assets	$2,638	$1,606

NOTE L—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2008. A measurement date of November 1 has been used for the fiscal year ending December 31, 2007. The expense for the period November 1 to December 31, 2007 was not material and has been included in the periodic benefit cost for the year ending December 31, 2008.

In thousands	2008	2007
Change in benefit obligation:
Benefit obligation, at beginning of year	$15,712	$15,096
Service cost	590	500
Interest cost	1,035	844
Actuarial loss	270	25
Benefits paid	(784)	(753)

Benefit obligation, at end of year	16,823	15,712

Change in plan assets:
Fair value of plan assets at beginning of year	17,518	15,427
Actual return on plan assets	(5,424)	1,594
Employer contribution	1,250	1,250
Benefits paid	(784)	(753)

Fair value of plan assets at end of year	12,560	17,518

Funded Status, included in other assets (liabilities)	$(4,263)	$1,806

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$8,170	$878
Transition obligation	45	59
Prior service cost	263	309

Total accumulated other comprehensive loss (pretax)	$8,478	$1,246

NOTE L—RETIREMENT PLANS (Continued)

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows

In thousands
Prior service cost	$40
Net transition asset	12
Net loss	579

$631

        The accumulated benefit obligation totaled $14,822,000 and $13,947,000 at December 31, 2008 and 2007, respectively.

        The components of net periodic benefit cost for the years ended December 31 are as follows:

In thousands	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$590	$500	$566
Interest cost	1,035	844	852
Expected return on plan assets	(1,597)	(1,182)	(1,015)
Recognized net actuarial loss	—	—	125
Amortization of transition asset	14	12	12
Amortization of prior service cost	46	40	39

Net Periodic Benefit Cost	$88	$214	$579

        For the years ended December 31, 2008, 2007 and 2006, the assumptions used to determine the net periodic benefit cost are as follows:

	2008	2007	2006
Discount rate	5.78%	5.78%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.75%
Rate of compensation increase	3.62%	3.66%	4.62%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2008 and 2007, are as follows:

	2008	2007
Equity securities	52%	57%
Debt securities	41	37
Real estate	7	6

	100%	100%

        Equity securities included Corporation common stock in amounts of $596,000, 5% of total plan assets, and $720,000, 4% of total plan assets, at December 31, 2008 and 2007, respectively.

        The Bank expects to contribute $1,250,000 to its pension plan in 2009.

NOTE L—RETIREMENT PLANS (Continued)

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

In thousands

2009	$690
2010	730
2011	750
2012	820
2013	830
2014–2018	$4,950

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to the Plan were $382,000, $330,000 and $288,000 for 2008, 2007 and 2006, respectively.

        The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2008 and 2007 totaled $1,200,000 and $1,140,000, respectively. The annual expense included in salaries and benefits expense totaled $166,000, $138,000 and $146,000 during the years ended December 31, 2008, 2007 and 2006, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2008 and 2007, the cash surrender value of these policies was $3,915,000 and $3,755,000, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2008, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2008, the most recent notification from the regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

NOTE M—REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
CORPORATION:
As of December 31, 2008:
Tier 1 leverage ratio (to average assets)	$75,157	7.96%	≥37,776	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	75,157	11.66	≥25,781	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	82,550	12.81	≥51,562	≥8.0	N/A	N/A
As of December 31, 2007:
Tier 1 leverage ratio (to average assets)	$76,812	7.97%	≥38,559	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	76,812	12.84	≥23,929	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	82,660	13.82	≥47,858	≥8.0	N/A	N/A
BANK:
As of December 31, 2008:
Tier 1 leverage ratio (to average assets)	$74,315	7.88%	≥37,735	≥4.0%	≥47,168	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	74,315	11.62	≥25,575	≥4.0	≥38,363	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	81,708	12.78	≥51,150	≥8.0	≥63,938	≥10.0
As of December 31, 2007:
Tier 1 leverage ratio (to average assets)	$73,659	7.71%	≥38,215	≥4.0%	≥47,769	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	73,659	12.64	≥23,315	≥4.0	≥34,973	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	79,507	13.64	≥46,630	≥8.0	≥58,288	≥10.0

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

NOTE N—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2008 and 2007, for guarantees under standby letters of credit issued is not material.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2008	2007
Commitments to extend credit	$139,122	$128,359
Standby letters of credit	6,333	5,524

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

        In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least

NOTE O—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation's December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

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

        An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

        For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

	Fair Value Measurements at December 31, 2008
In thousands	Total	Level 1	Level 2	Level 3
Securities available for sale	$252,536	$879	$251,657	$—
Loans accounted for under SFAS No. 114	2,966	—	—	2,966
Foreclosed real estate	625	—	—	625

        The following table presents a reconciliation of the loans accounted for under SFAS No. 114 and foreclosed real estate measured at fair value not measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

In thousands	SFAS No. 114 Loans	Foreclosed real estate
Balance—December 31, 2007	$12,257	$136
Charged off	(3,765)	—
Settled or otherwise removed from impaired status	(6,012)	(136)
Payments made	(158)	—
Decrease in valuation allowance	644	—
Loans transferred to foreclosed real estate	—	625

Balance—December 31, 2008	$2,966	$625

NOTE O—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost)

        The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair value.

Securities Available for Sale

        The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities' relationship to other benchmark quoted prices. The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.

Mortgage Loans Held for Sale (Carried at Lower of Cost or Fair Value)

        The fair values of mortgage loans held for sale is determined as the par amount to be received at settlement by establishing the buyer and rate in advance.

Loans (Carried at Cost)

        The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

        Loans included in the above table were those that were accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less the valuation allowance as determined under SFAS No. 114.

Foreclosed Real Estate

        Fair value of real estate acquired through foreclosure was based on independent third-party appraisals of the properties. These assets are included as Level 3 fair values, based on appraisals that consider the sales prices of similar properties in the proximate vicinity.

Restricted Investment in Bank Stock (Carried at Cost)

        The carrying amount of required and restricted investment in correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

NOTE O—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Receivable and Payable (Carried at Cost)

        The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost)

        The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

        The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings (Carried at Cost)

        Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Credit-Related Instruments

        Fair values for the Bank's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

        Estimated fair values of financial instruments at December 31 were as follows:

	2008		2007
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$16,033	$16,033	$18,319	$18,319
Interest bearing deposits in banks	892	892	893	893
Investment securities:
Available for sale	252,536	252,536	286,346	286,346
Held to maturity	—	—	4,150	4,123
Loans held for sale	969	969	1,175	1,175
Loans, less allowance for loan losses	630,330	644,642	542,354	560,224
Accrued interest receivable	4,223	4,223	5,009	5,009
Restricted investment in bank stocks	9,170	9,170	9,045	9,045
Financial liabilities:
Deposits	690,297	699,513	670,640	670,889
Short-term borrowings	83,453	83,453	30,768	30,768
Long-term borrowings	106,951	112,017	130,244	130,996
Accrued interest payable	3,016	3,016	4,301	4,301
Off-balance sheet financial instruments	—	—	—	—

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2008	2007
ASSETS
Cash	$633	$175
Investment in banking subsidiary	72,694	73,666
Investment in other subsidiaries	9,312	7,749
Investments in low-income housing partnerships	4,737	5,028
Securities and other assets	1,325	1,269
Receivable from banking subsidiary	689	2,655

Total Assets	$89,390	$90,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$4,951	$5,244
Other liabilities	—	168
Stockholders' equity	84,439	85,130

Total Liabilities and Stockholders' Equity	$89,390	$90,542

STATEMENTS OF INCOME

	Years Ended December 31,
In thousands	2008	2007	2006
Dividends from banking subsidiary	$4,550	$4,566	$4,566
Gains on sales of securities	—	—	204
Other income	323	335	147

	4,873	4,901	4,917
Expenses	637	686	1,092

	4,236	4,215	3,825
Income tax benefit	800	813	933

	5,036	5,028	4,758
Equity in undistributed earnings of subsidiaries	1,708	2,909	2,532

Net Income	$6,744	$7,937	$7,290

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,744	$7,937	$7,290
Equity in undistributed earnings of subsidiaries	(1,708)	(2,909)	(2,532)
(Increase) decrease in receivable from banking subsidiary	1,966	(447)	(529)
Gains on sales of securities	—	—	(204)
Other	386	278	578

Net Cash Provided by Operating Activities	7,388	4,859	4,603

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in low-income housing partnerships	—	(131)	—
Investment in of insurance agency subsidiary	(1,200)	—	—
Purchase of securities	(445)	—	—

Net Cash Used in Investing Activities	(1,645)	(131)	—

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(293)	(276)	(258)
Cash paid in lieu of fractional shares-stock dividend	—	(21)	(17)
Purchase of treasury stock	(442)	—	—
Dividends paid	(4,550)	(4,566)	(4,566)

Net Cash Used in Financing Activities	(5,285)	(4,863)	(4,841)

Net Increase (Decrease) in Cash and Cash Equivalents	458	(135)	(238)
CASH AND CASH EQUIVALENTS—BEGINNING	175	310	548

CASH AND CASH EQUIVALENTS—ENDING	$633	$175	$310

NOTE R—ACQUISITIONS

        On January 5, 2005, the Corporation acquired 100 percent of Russell Insurance Group, Inc. (RIG), a Westminster, Maryland-based full service insurance agency. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients in northern Maryland and south central Pennsylvania.

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

NOTE R—ACQUISITIONS (Continued)

        The intangible asset, representing the customer base, is being amortized over 10 years on a straight line basis. Goodwill is not amortized, but is analyzed annually for impairment. Amortization of goodwill and the intangible asset will be deductible for tax purposes.

        In 2007, RIG acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, RIG acquired an additional book of business with an aggregate purchase price of $1,165,000, of which, all was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,857,000, of which, $1,300,000 was recorded as an intangible asset and $557,000 recorded as goodwill. The intangible assets are being amortized over ten years on a straight line basis. The contingent consideration for both 2008 purchases is payable three years after closing, based on multiples of sellers' commissions, with a maximum payment of $1,800,000.

        Amortization of the intangible asset for the five years subsequent to December 31, 2008, is expected to be as follows:

In thousands
2009	$638
2010	638
2011	638
2012	638
2013	638

NOTE S—SEGMENT AND RELATED INFORMATION

        Russell Insurance Group, Inc. is managed separately from the banking and related financial services that the Corporation offers. Russell Insurance Group offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2008, 2007 and 2006 is as follows:

In thousands	Banking	Insurance	Total
2008
Net interest income and other income from external customers	$35,554	$3,908	$39,462
Income before income taxes	7,223	598	7,821
Total assets	964,158	12,521	976,679
Capital expenditures	1,352	30	1,382
2007
Net interest income and other income from external customers	$31,355	$4,029	$35,384
Income before income taxes	8,817	1,037	9,854
Total assets	915,036	11,629	926,665
Capital expenditures	1,090	43	1,133
2006
Net interest income and other income from external customers	$30,684	$4,067	$34,751
Income before income taxes	8,217	998	9,215
Total assets	953,178	11,579	964,757
Capital expenditures	1,458	51	1,509

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2008 and 2007, is as follows:

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Interest income	$12,078	$11,899	$12,011	$11,933
Interest expense	5,348	4,682	4,461	4,406

Net interest income	6,730	7,217	7,550	7,527
Provision for loan losses	120	550	3,600	1,300

Net interest income after provision for loan losses	6,610	6,667	3,950	6,227
Net gains on sales of securities	90	11	57	1
Other income	2,592	2,628	2,562	2,497
Other expenses and provision for income taxes	7,084	6,976	6,085	7,003

Net income	$2,208	$2,330	$484	$1,722

Basic earnings per share	$0.37	$0.39	$0.08	$0.29

Dividends per share	$0.19	$0.19	$0.19	$0.19

2007
Interest income	$12,377	$12,713	$13,396	$13,095
Interest expense	6,378	6,522	7,095	6,566

Net interest income	5,999	6,191	6,301	6,529
Provision for loan losses	140	—	25	335

Net interest income after provision for loan losses	5,859	6,191	6,276	6,194
Net gains on sales of securities	10	—	—	32
Other income	2,730	2,542	2,441	2,609
Other expenses and provision for income taxes	6,743	6,857	6,635	6,712

Net income	$1,856	$1,876	$2,082	$2,123

Basic earnings per share	$0.31	$0.31	$0.35	$0.35

Dividends per share	$0.19	$0.19	$0.19	$0.19

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

        Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2008. The Corporation believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        We have made no changes in the Corporation's internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2008, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

        ACNB's independent registered public accounting firm, Beard Miller Company LLP, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on pages 77 and 78.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the corporation's internal control over financial reporting based on our audit.

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

        A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related statements of income, changes in stockholders' equity, and cash flows of ACNB Corporation, and our report dated March 13, 2009 expressed an unqualified opinion.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 13, 2009

ITEM 9B—Other Information

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2009 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2009 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2009 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2009 definitive Proxy Statement.

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

(b)
EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 16, 2007.)
Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 28, 2008.)
Exhibit 10.1	ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.2	Salary Continuation Agreement—Applicable to Ronald L. Hankey, Thomas A. Ritter and Lynda L. Glass.
Exhibit 10.3	Executive Supplemental Life Insurance Plan—Applicable to Ronald L. Hankey, Thomas A. Ritter, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Commission on November 7, 2008.)
Exhibit 10.4	Director Supplemental Life Insurance Plan—Applicable to Philip P. Asper, Frank Elsner III, Wayne E. Lau, James J. Lott, Robert W. Miller, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.5	Director Deferral Fee Plan—Applicable to Frank Elsner III, Wayne E. Lau, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on November 27, 2007.)
Exhibit 10.6	Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.7	Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.8	Complete Settlement Agreement and General Release made among ACNB Corporation, Adams County National Bank and John W. Krichten effective June 13, 2006. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 15, 2006.)

Exhibit 10.9	Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of December 31, 2008.
Exhibit 10.10	Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008.
Exhibit 10.11	Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of November 9, 2007. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2007.)
Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference from page 54 of this Form 10-K.)
Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 31, 2008.)
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 13, 2009 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2009, by the following persons in the capacities indicated.

/s/ PHILIP P. ASPER Philip P. Asper Director	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Vice Chairman of the Board	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ RONALD L. HANKEY Ronald L. Hankey Director and Chairman of the Board	/s/ ALAN J. STOCK Alan J. Stock Director
/s/ WAYNE E. LAU Wayne E. Lau Director	/s/ JENNIFER L. WEAVER Jennifer L. Weaver Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ JAMES E. WILLIAMS James E. Williams Director