Form 10-Q
period 2009-03-31
ACNB CORP
filed 2009-05-08
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Common Stock, Par Value $2.50 per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on May 1, 2009, was 5,935,943.

PART I – FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands	March 31, 2009	March 31, 2008	December 31, 2008

ASSETS

Cash and due from banks	$12,890	$17,684	$16,033
Interest bearing deposits in banks	14,868	892	892

Cash and Cash Equivalents	27,758	18,576	16,925

Securities available for sale	221,686	271,375	252,536
Securities held to maturity, fair value $0; $2,879; $0	—	2,885	—
Loans held for sale	4,861	1,344	969
Loans, net of allowance for loan losses $8,635; $5,931; $7,393	632,960	561,761	630,330
Premises and equipment	14,958	14,406	14,457
Restricted investment in bank stocks	9,170	7,468	9,170
Investment in bank-owned life insurance	25,541	24,541	25,297
Investments in low-income housing partnerships	4,647	4,940	4,737
Other assets	20,587	17,288	22,258

Total Assets	$962,168	$924,584	$976,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$86,952	$86,144	$82,486
Interest bearing	623,073	604,694	607,811

Total Deposits	710,025	690,838	690,297

Short-term borrowings	67,882	37,967	83,453
Long-term borrowings	86,874	95,172	106,951
Other liabilities	11,798	13,479	11,539

Total Liabilities	876,579	837,456	892,240

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,935,943, 5,990,943 and 5,955,943 shares outstanding	14,977	14,977	14,977
Treasury stock, at cost (55,000, 0 and 35,000 shares)	(640)	—	(442)
Additional paid-in capital	8,787	8,787	8,787
Retained earnings	63,900	61,792	62,916
Accumulated other comprehensive income (loss)	(1,435)	1,572	(1,799)

Total Stockholders’ Equity	85,589	87,128	84,439

Total Liabilities and Stockholders’ Equity	$962,168	$924,584	$976,679

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2009	2008

INTEREST INCOME
Loans, including fees	$9,015	$8,680
Securities:
Taxable	2,355	2,846
Tax-exempt	380	405
Dividends	13	117
Other	12	30

Total Interest Income	11,775	12,078

INTEREST EXPENSE
Deposits	2,653	3,894
Short-term borrowings	153	189
Long-term borrowings	1,071	1,265

Total Interest Expense	3,877	5,348

Net Interest Income	7,898	6,730

Provision for Loan Losses	1,125	120

Net Interest Income after Provision for Loan Losses	6,773	6,610

OTHER INCOME
Service charges on deposit accounts	540	514
Income from fiduciary activities	269	239
Earnings on investment in bank-owned life insurance	244	254
Gains on sales of securities	9	90
Service charges on ATM and debit card transactions	227	221
Commissions from insurance sales	1,538	1,097
Other	300	267

Total Other Income	3,127	2,682

OTHER EXPENSES
Salaries and employee benefits	4,373	3,575
Net occupancy expense	610	587
Equipment expense	560	477
Professional services	229	240
Other tax expense	157	189
Supplies and postage	189	196
Marketing expense	110	266
Other operating	1,025	985

Total Other Expenses	7,253	6,515

Income before Income Taxes	2,647	2,777

Provision For Income Taxes	531	569

Net Income	$2,116	$2,208

PER SHARE DATA
Basic earnings	$0.36	$0.37

Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2009 and 2008

Dollars in thousands, except per share data	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2008	$14,977	$—	$8,787	$61,439	$(73)	$85,130

Cumulative effect of adoption of EITF 06-4	—	—	—	(717)	—	(717)

Comprehensive income:
Net income	—	—	—	2,208	—	2,208
Other comprehensive income, net of taxes	—	—	—	—	1,645	1,645

Total Comprehensive Income						3,853

Cash dividends declared ($0.19 per share)	—	—	—	(1,138)	—	(1,138)

BALANCE - MARCH 31, 2008	$14,977	$—	$8,787	$61,792	$1,572	$87,128

BALANCE – JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

Comprehensive income:
Net income	—	—	—	2,116	—	2,116
Other comprehensive income, net of taxes	—	—	—	—	364	364

Total Comprehensive Income						2,480

Treasury stock purchased (20,000 shares)	—	(198)	—	—	—	(198)

Cash dividends declared ($0.19 per share)	—	—	—	(1,132)	—	(1,132)

BALANCE - MARCH 31, 2009	$14,977	$(640)	$8,787	$63,900	$(1,435)	$85,589

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,116	$2,208
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(131)	(77)
Earnings on investment in bank-owned life insurance	(244)	(254)
Gains on sales of securities	(9)	(90)
Depreciation and amortization	567	458
Provision for loan losses	1,125	120
Net amortization (accretion) of investment securities premiums (discounts)	(50)	2
Decrease in accrued interest receivable	430	954
Increase in accrued interest payable	288	435
Increase in mortgage loans held for sale	(3,770)	(92)
Decrease in other assets	718	1,438
Increase (decrease) in other liabilities	91	(2,877)

Net Cash Provided by Operating Activities	1,131	2,225

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held to maturity	—	1,255
Proceeds from maturities of investment securities available for sale	31,461	60,892
Proceeds from sales of investment securities available for sale	—	10,090
Purchase of investment securities available for sale	—	(48,099)
Net sale of restricted investment in bank stocks	—	1,577
Net increase in loans	(3,755)	(19,527)
Cash paid for insurance agency acquisitions, net of cash acquired	4	—
Capital expenditures	(909)	(236)
Proceeds from sales of property and foreclosed real estate	151	—

Net Cash Provided by Investing Activities	26,952	5,952

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits	4,466	8,952
Net increase in time certificates of deposits and interest bearing deposits	15,262	11,246
Net increase (decrease) in short-term borrowings	(15,571)	7,199
Dividends paid	(1,132)	(1,138)
Purchase of treasury stock	(198)	—
Repayments on long-term borrowings	(20,077)	(35,072)

Net Cash Used in Financing Activities	(17,250)	(8,813)

Net Increase (Decrease) in Cash and Cash Equivalents	10,833	(636)

CASH AND CASH EQUIVALENTS - BEGINNING	16,925	19,212

CASH AND CASH EQUIVALENTS - ENDING	$27,758	$18,576

Interest paid	$3,589	$4,913
Incomes taxes paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2009 and 2008.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2008 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 13, 2009.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes there to included in the Corporation’s Annual Report of Form 10-K.The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the March 31, 2008, balances have been reclassified to conform with the 2009 presentation.  Such reclassifications had no impact on net income.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,952,221 and 5,990,943 weighted average shares of common stock outstanding for 2009 and 2008.    The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Service cost	$140	$147
Interest cost	247	259
Expected return on plan assets	(241)	(399)
Recognized net actuarial loss	145	—
Other, net	13	15

Net Periodic Benefit Cost	$304	$22

The Corporation previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $1,250,000 to its pension plan in 2009.  As of March 31, 2009, $0 of contributions have been made, with the full contribution expected to be made by year-end 2009.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements.  EITF 06-4 requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance.  The Corporation adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $717,000 as a reduction of retained earnings effective January 1, 2008.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,201,000 in standby letters of credit as of March 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of March 31, 2009, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  The components of other comprehensive income for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Unrealized holding gains on available for sale securities arising during the period	$561	$2,583
Reclassification adjustment for gains realized in net income	9	90

Net Unrealized Gains	552	2,493

Tax effect	188	848

Other Comprehensive Income	$364	$1,645

6.                                       Segment Information

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2009 and 2008, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2009
Net interest income and other income from external customers	$9,496	$1,529	$—	$11,025
Income before income taxes	2,258	389	—	2,647
Total assets	950,261	13,170	(1,263)	962,168
Capital expenditures	899	10	—	909

2008
Net interest income and other income from external customers	$8,319	$1,093	$—	$9,412
Income before income taxes	2,508	269	—	2,777
Total assets	915,366	10,168	(950)	924,584
Capital expenditures	216	20	—	236

In 2008, RIG acquired a book of business with an aggregate purchase price of $1,165,000, all of which was classified as an intangible asset.  Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which $1,300,000 was recorded as an intangible asset and $553,000 was recorded as goodwill. The intangible assets are being amortized over ten years on a straight line basis.  The contingent consideration for both 2008 purchases is payable three years after closing, based on multiples of sellers’ commissions, with a maximum payment of $1,800,000.

7.                                       Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Corporation adopted SFAS No. 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157.  FSP 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Thus, the Corporation only partially adopted the provisions of SFAS No. 157 in 2008, and began to account and report for nonfinancial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 was effective immediately and applied to the Corporation’s consolidated financial statements for December 31, 2008.  The adoption of SFAS No. 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009, and December 31, 2008, are as follows:

	Fair Value Measurements at March 31, 2009
In thousands	Total	Level 1	Level 2	Level 3

Securities available for sale	$221,686	$525	$221,161	$—
Loans accounted for under SFAS No. 114	2,931	—	—	2,931
Foreclosed real estate	483	—	—	483

	Fair Value Measurements at December 31, 2008
In thousands	Total	Level 1	Level 2	Level 3

Securities available for sale	$252,536	$879	$251,657	$—
Loans accounted for under SFAS No. 114	2,966	—	—	2,966
Foreclosed real estate	625	—	—	625

The following table presents a reconciliation of the loans accounted for under SFAS No. 114 and foreclosed real estate measured at fair value, measured on a recurring basis, using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

In thousands	SFAS No. 114 Loans	Foreclosed Real Estate
Balance – January 1, 2009	$2,966	$625
Charged off	—	—
Settled or otherwise removed from impaired status	—	(142)
Payments made	(29)	—
Decrease in valuation allowance	(6)	—
Loans transferred to foreclosed real estate	—	—
Balance - March 31, 2009	$2,931	$483

Securities Available for Sale

The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to furnish matrix pricing and uses the valuation of another provider to compare for reasonableness.

Loans Accounted for Under SFAS No. 114

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

NEW ACCOUNTING PRONOUNCEMENTS

FSP 142-3

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The new pronouncement did not have a material impact on the Corporation’s consolidated financial statements.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically, the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis, as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2009, was $2,116,000 compared to $2,208,000 for the same quarter in 2008, a decrease of $92,000 or 4%.  Earnings per share decreased from $0.37 in 2008 to $0.36 in 2009.  Net interest income increased $1,168,000 or 17%; provision for loan losses increased $1,005,000 or 838%; other income increased $445,000 or 17%; and, other expenses increased $738,000 or 11%.

Net Interest Income

Net interest income totaled $7,898,000 for the quarter ended March 31, 2009, compared to $6,730,000 for the same period in 2008, an increase of $1,168,000 or 17%. Net interest income increased due to a decrease in interest expense resulting from a change in the mix of deposit funding to lower cost transaction accounts, as well as from reductions in market rates, both associated with the turmoil in broader financial markets.  Declines in the Fed Funds Target Rate and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  At the end of the first quarter of 2009, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Fed Funds Target Rate by 400 basis points during 2008.  Interest expense decreased $1,471,000 or 28%.  The decreases in funding costs were partially offset by lower interest income, which decreased $303,000 or 2.5%.  Interest income was lower as a result of investment securities paydowns that were not reinvested.  Interest income also decreased due to declines in the Fed Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans.   For more information about interest rate risk, see Item 7A-Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K dated December 31, 2008, and filed with the SEC on March 13, 2009.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2009 was 3.40% compared to 2.90% during the same period in 2008.  Also comparing the first quarter of 2009 to 2008, the yield on interest earning assets decreased by 0.40% and the cost of interest bearing liabilities decreased by 0.90%.  The net interest margin was 3.64% for the first quarter of 2009 and 3.24% for the first quarter of 2008.  The net interest margin improvement was mainly due to the cost of funding decreasing at a higher rate than the rate of change in the yield on assets due to timing of repricing, the change in the funding mix and the relatively steep slope of the yield curve.

Average earning assets were $887,092,000 during the first quarter of 2009, an increase of $47,004,000 from the average for the first quarter of 2008.  Average interest bearing liabilities were $786,598,000 in the first quarter of 2009, an increase of $46,769,000 from the same quarter in 2008.

Provision for Loan Losses

The provision for loan losses was $1,125,000 in the first quarter of 2009 compared to $120,000 in the first quarter of 2008, an increase of $1,005,000 or 838%. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses after several quarters of a severe recession, as well as charge-off experience in the portfolio, specific potential loss allocations attributed to impaired loans remaining in the portfolio, and the general growth in the loan portfolio.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the first quarter of 2009, the Corporation had net recoveries of $117,000, as compared to net charge-offs of $37,000 for the first quarter of 2008.

Other Income

Total other income was $3,127,000 for the three months ended March 31, 2009, up $445,000, or 17%, from the first quarter of 2008.  Fees from deposit accounts and ATM/debit card revenue increased by $32,000, or 4%, due to higher volume and an increase in service fees charged. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $269,000 for the three months ended March 31, 2009, as compared to $239,000 during the first quarter of 2008, a 13% increase as a result of new business development and additional fees from estate settlement. Earnings on bank-owned life insurance decreased by $10,000, or 4%, as a result of decreases in crediting rates. The Corporation’s subsidiary, Russell Insurance Group, Inc., increased revenue by $441,000 or 40%.  The increase was due to “contingent” or extra commission payments from insurance carriers in the first quarter of 2009 compared to the first quarter of 2008, as well as additional revenue from the two books of business purchased in 2008.  The amount of “contingent” commission payments is based on several factors, and the payments are at the discretion of various insurance carriers in accordance with state insurance regulations.  Gains on sales of securities decreased by $81,000 based on activity.  Other income was positively impacted by increased fees related to higher residential mortgage loan volume.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $798,000, or 22%, when comparing the first quarter of 2009 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees;

•                  A change in the mix of employees that included three new commercial lenders, two new Senior Vice Presidents,  and a new Executive Vice President hired in the fourth quarter of 2008 and first quarter of 2009; and

•                  Increased production-based incentive compensation and commissions for employees.

Also contributing to increased compensation expense was significantly higher defined benefit pension expenses of $282,000 due to the decreased plan assets fair values.  The declines resulted from 2008 investment performance related to severe declines in the broad financial markets.

Net occupancy expense increased $23,000, or 4%, due to additional rental expense associated with the second office location for Russell Insurance Group, Inc. in Germantown, Maryland.  Equipment expense increased by $83,000, or 17%, as a result of higher maintenance contracts and depreciation on new technology purchases.

Professional services expense totaled $229,000 during the first quarter of 2009, as compared to $240,000 for the same period in 2008, a decrease of $11,000 or 5%.  This decrease was due in part to an engagement to wind down the tax services business in the prior year and from better efficiency in Sarbanes-Oxley §404 compliance work.   Included in the 2009 expense were increased costs of $15,000 to work out problem loans.

Marketing expenses decreased by $156,000, or 59%, due to the execution of general budgeted reductions in expenditures.  The Corporation continued to advertise its products and services and to promote its brand via marketing communications, but in a more targeted manner during the first quarter of 2009.

Other operating expenses increased by $40,000, or 4%, in the first quarter of 2009, as compared to the first quarter of 2008, due in part to the amortization of new intangible assets acquired in the insurance agency purchases.

Income Tax Expense

The Corporation recognized income taxes of $531,000, or 20% of pretax income, during the first quarter of 2009, as compared to $569,000, or 20% of pre-tax income, during the same period in 2008. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the first quarter ended March 31, 2009 and 2008, included historical and low-income housing tax credits of $170,000 and $172,000, respectively.

FINANCIAL CONDITION

Assets totaled $962,168,000 at March 31, 2009, compared to $976,679,000 at December 31, 2008, and $924,584,000 at March 31, 2008. Average earning assets during the three months ended March 31, 2009, increased to $887,092,000 from $840,088,000 during the same period in 2008. Average interest bearing liabilities increased in 2009 to $786,598,000 from $739,829,000 in 2008.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity.  The contraction in the securities portfolio during 2009 and 2008 was designed to fund increased lending in the earning asset mix to provide loans in the marketplace and to improve overall earning asset yields.  The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities.  These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2009, the securities balance included a net unrealized gain of $4,160,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,796,000, net of taxes, at December 31, 2008. The decrease in market rates led to the increase in the fair value of securities during the first quarter of 2009.  Management conducted an evaluation for other-than- temporary impairment of investment securities in which the fair value is below the adjusted historical cost and did not identify any such securities that management felt were other than temporarily impaired.  On some securities, rising rates since their purchase decreased the fair value below their carrying value.  Management has determined that the declines in fair value are not other than temporary.  See Note 7 — Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $77,420,000, or 14%, from March 31, 2008, to March 31, 2009, and by $7,764,000, or 1%, from December 31, 2008, to March 31, 2009. The growth in loans is a result of the Corporation’s strategy to increase loans by lending to support existing and new customers. Compared to March 31, 2008, commercial loans grew by approximately $47,000,000 or 17%. Commercial loan growth is the result of actively lending to businesses in the market area and participating with other local institutions on commercial lending credits. Residential real estate mortgage lending increased by $27,000,000, or 11%, as local borrowers preferred loans that would not be sold into the secondary mortgage market.  Home equity and other consumer lending increased by approximately $4,000,000, or 7%, as a result of promotional efforts.  Compared to December 31, 2008, commercial lending was flat as the local economy slowed and the Corporation received payoffs on participation loans.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $80,127,000, or 12%, of total loans at March 31, 2009.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2009, was $8,635,000, or 1.34% of loans, as compared to $5,931,000, or 1.04% of loans, at March 31, 2008, and $7,393,000, or 1.16% of loans, at December 31, 2008. The ratio of non-performing loans plus foreclosed assets to total assets was 0.98% at March 31, 2009, as compared to 0.28% at March 31, 2008, and 1.06% at December 31, 2008.

Loans past due 90 days and still accruing were $1,260,000 and nonaccrual loans were $7,714,000 as of March 31, 2009, of which approximately 87% are secured by real estate.  Loans past due 90 days and still accruing were $1,595,000 at March 31, 2008, while nonaccruals were $836,000.  Loans past due 90 days and still accruing were $1,963,000 at December 31, 2008, while nonaccruals were $7,723,000.  Nonaccrual loans increased from the end of the first quarter 2008 to the end of the first quarter of 2009 principally due to three credits.  A commercial real estate credit in the amount of $2,400,000 was identified in the second quarter of 2008, for which further scheduled payments are unlikely in the absence of the sale of the underlying collateral.  This loan was added to nonaccrual in the second quarter of 2008. In the third quarter of 2008, $2,300,000 in related start-up enterprise commercial loans were placed on nonaccrual status, and the specific loss allocation was increased by $955,000 when the loan became 90 days past due.  In addition, during the third quarter of 2008, a real estate development credit of $6,300,000 was placed on nonaccrual status and the specific loss allocation was increased by $2,500,000.  As appropriate, new appraisals were obtained on certain credits and adjustments were made to the corresponding specific loss allocation. In the fourth quarter of 2008, a total of $3,500,000 in charge-offs were taken on these loans and the remaining balances of the loans were included in impaired loans at December 31, 2008.

Impaired loans at March 31, 2009, totaled $8,216,000, of which $5,019,000 required a specific valuation allowance and $3,197,000 required no valuation allowance in management’s estimate. The related allowance for loan losses totaled $2,088,000.  Impaired loans at December 31, 2008, totaled $8,754,000.  Of this amount, $5,047,000 required a specific valuation allowance and $3,707,000 required no valuation allowance in management’s estimate. The related allowance for loan losses totaled $2,081,000. The increase of $7,000 in related allowance for loan losses on impaired loans from December 31, 2008, to March 31, 2009, was mainly a net result of the decreases in collateral valuations.   A decrease in impaired loans without a provision from December 31, 2008, was related to payments received in the first quarter of 2009.

A summary of impaired loans at March 31, 2009, is as follows:  The Corporation has two unrelated impaired loans totaling $5,671,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan, which was extended by receipt of a required payment near the end of the first quarter of 2009, was placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan which included providing additional collateral and more targeted marketing of the property.  The total specific valuation allowance on the two unrelated loans is $1,322,000, which is net of charge-offs of $2,765,000 taken in 2008.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.   Also included in other impaired loans are related term loans and a fully disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,242,000 with a specific valuation allowance of $765,000 which is net of a $1,000,000 charge-off taken in 2008.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are under a forbearance agreement and in nonaccrual status.  The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Commencement of liquidation will proceed if the terms of the forbearance agreement are not met.  Other impaired loans totaled $1,304,000 at March 31, 2009, of which $400,000 were in nonaccrual status and in management’s estimate required no valuation allowance.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses for 2009 compared to 2008 was a result of the measurement of the adequacy of the allowance for loan losses at each period end.  Reasons that the 2009 provision was higher included changes in allocations for specific loans, a deteriorating local housing market, and strong growth in the loan portfolio during 2008 which caused the amounts assigned to homogeneous pools to increase.

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

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities. Deposits increased by $19,187,000, or 3%, from March 31, 2008, to March 31, 2009, and by $19,728,000, or 3%, from December 31, 2008, to March 31, 2009.  ACNB’s deposit pricing function prices deposits to be competitive with relevant local competition; however, 2009 continues to exhibit increased competitive pressure from local financial institutions, including credit unions and larger regional banks, for higher interest rates despite sharp decreases in the Treasury yield curve.  The 2009 deposit growth mix continues to experience a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products such as money market savings and interest-bearing transaction accounts that had suffered declines in recent years regained balances.  With recent marked declines in market interest rates and a slowing economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept lower rates and by competition willing to pay above market rates to attract market share.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank (FHLB). As of March 31, 2009, short-term borrowings were $67,882,000, as compared to $83,453,000 at December 31, 2008, and $37,967,000 at March 31, 2008. Compared to year-end 2008, repurchase agreement balances were up $6,720,000 due to seasonal fluctuation in ACNB’s commercial customer base.  The increase from first quarter 2008 in short-term borrowings was due to anticipated cash receipts from the investment calls and paydowns which will be used to reduce borrowings.

Long-term borrowings consists primarily of advances from the FHLB. Long-term borrowings totaled $86,874,000 at March 31, 2009, versus $106,951,000 at December 31, 2008, and $95,172,000 at March 31, 2008. The Corporation decreased long-term borrowings by 19% from year-end 2008.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $85,589,000 at March 31, 2009, compared to $84,439,000 at December 31, 2008, and $87,128,000 at March 31, 2008.  Stockholders’ equity increased in the first three months of 2009 by $1,150,000 due to earnings retained in capital and a decrease in accumulated other comprehensive loss due to improvement in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2009, ACNB earned $2,116,000 and paid dividends of $1,132,000 for a dividend payout ratio of 53%.  During the first three months of 2008, ACNB earned $2,208,000 and paid dividends of $1,138,000 for a dividend payout ratio of 52%.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of March 31, 2009, that ACNB and its banking subsidiary met all capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

			To Be Well Capitalized
	March 31, 2009	December 31, 2008	Under Banking Regulation
Tier 1 leverage ratio (to average assets)	7.98%	7.96%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	11.80%	11.66%	6.00%
Total risk-based capital ratio	13.04%	12.81%	10.00%

On October 14, 2008, the U.S. Department of Treasury announced a voluntary Capital Purchase Program under the Troubled Asset Relief Program (TARP), as authorized by the Emergency Economic Stabilization Act of 2008.  The Treasury allocated $250 billion to purchase senior preferred stock in banks through this capital purchase program.  After evaluating the merits of participating in the TARP Capital Purchase Program, ACNB decided against applying for this voluntary program.  This decision was based upon the fact that the banking subsidiary is well capitalized, as well as the uncertainty of the potential requirements of the program.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2009, ACNB’s banking subsidiary had a borrowing capacity of approximately $371,087,000 from the FHLB of which $261,087,000 was available.  The past five quarters have experienced extreme difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan and investment security assets with requisite credit quality.  ACNB has reviewed a recent independent rating agency’s report on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $39,014,000 and $32,285,000 at March 31, 2009, and December 31, 2008, respectively.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $3,532,000 at March 31, 2009.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At March 31, 2009, the Corporation had unfunded outstanding commitments to extend credit of approximately $126,600,000 and outstanding standby letters of credit of approximately $6,201,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent times, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, U.S. Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury would  purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (TARP) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as for deposits in non-interest bearing transaction deposit accounts, under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for a 30-day period without charge, and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for well managed, well capitalized banks to a range between $0.12 and $0.16 per $100 of assessment based deposits on an annual basis.  The FDIC also voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009. This action was subject to a 30-day comment period and could be amended by further action of the FDIC or Congress. Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter. At this time, we cannot estimate the probability of these events; however, any additional FDIC assessment and/or premium would have an adverse impact on 2009 earnings.

ACNB CORPORATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15e.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

Disclosure controls and procedures are Corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Treasury shares purchased during the quarter ended March 31, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2009	—	$—	—	85,000

February 1 to February 28, 2009	—	—	—	85,000

March 1 to March 31, 2009	20,000	$9.90	20,000	65,000

Total	20,000		20,000	65,000

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

Exhibit 10.2

Salary Continuation Agreement - Applicable to Ronald L. Hankey, Thomas A. Ritter and Lynda L. Glass. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.3

Executive Supplemental Life Insurance Plan - Applicable to Ronald L. Hankey, Thomas A. Ritter and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Commission on November 7, 2008.)

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

Exhibit 10.5

Director Deferral Fee Plan - Applicable to Frank Elsner III, Wayne E. Lau, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 27, 2007.)

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

Exhibit 10.9

Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.10

Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.11

Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of November 9, 2007. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2007.)

Exhibit 10.12

Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2009.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 6 of this Form 10_Q.)

Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009.)

Exhibit 21

Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

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

ACNB CORPORATION (Registrant)

Date: May 8, 2009	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)