Form 10-Q
period 2009-06-30
ACNB CORP
filed 2009-08-10
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2009, was 5,928,343.

PART I — FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands	June 30, 2009	June 30, 2008	December 31, 2008

ASSETS
Cash and due from banks	$15,632	$20,036	$16,033
Interest bearing deposits with banks	3,792	1,422	892

Cash and Cash Equivalents	19,424	21,458	16,925

Securities available for sale	211,504	246,347	252,536
Securities held to maturity, fair value $10,191; $0; $0	10,064	—	—
Loans held for sale	6,175	1,248	969
Loans, net of allowance for loan losses $9,860; $6,337; $7,393	637,255	591,795	630,330
Premises and equipment	14,892	14,375	14,457
Restricted investment in bank stocks	9,170	7,401	9,170
Investment in bank-owned life insurance	25,798	24,799	25,297
Investments in low-income housing partnerships	4,560	4,856	4,737
Other assets	22,105	19,117	22,258

Total Assets	$960,947	$931,396	$976,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$90,568	$90,526	$82,486
Interest bearing	634,949	604,498	607,811

Total Deposits	725,517	695,024	690,297

Short-term borrowings	52,017	39,351	83,453
Long-term borrowings	85,496	105,100	106,951
Other liabilities	12,789	7,738	11,539

Total Liabilities	875,819	847,213	892,240

STOCKHOLDERS’ EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343, 5,990,943 and 5,955,943 shares outstanding	14,977	14,977	14,977
Treasury stock, at cost (62,600, 0 and 35,000 shares)	(728)	—	(442)
Additional paid-in capital	8,787	8,787	8,787
Retained earnings	64,206	62,955	62,916
Accumulated other comprehensive loss	(2,114)	(2,536)	(1,799)

Total Stockholders’ Equity	85,128	84,183	84,439

Total Liabilities and Stockholders’ Equity	$960,947	$931,396	$976,679

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2009	2008	2009	2008

INTEREST INCOME
Loans, including fees	$8,918	$8,820	$17,933	$17,500
Securities:
Taxable	2,127	2,515	4,482	5,361
Tax-exempt	372	529	752	934
Dividends	9	17	22	134
Other	(6)	18	6	48

Total Interest Income	11,420	11,899	23,195	23,977

INTEREST EXPENSE
Deposits	2,485	3,420	5,138	7,314
Short-term borrowings	42	172	195	361
Long-term borrowings	952	1,090	2,023	2,355

Total Interest Expense	3,479	4,682	7,356	10,030

Net Interest Income	7,941	7,217	15,839	13,947

PROVISION FOR LOAN LOSSES	1,225	550	2,350	670

Net Interest Income after Provision for Loan Losses	6,716	6,667	13,489	13,277

OTHER INCOME
Service charges on deposit accounts	591	525	1,131	1,039
Income from fiduciary activities	227	290	496	529
Earnings on investment in bank-owned life insurance	257	267	501	521
Gains (losses) on sales of securities	(6)	11	3	101
Service charges on ATM and debit card transactions	255	245	482	466
Commissions from insurance sales	1,391	1,064	2,929	2,161
Other	369	237	669	504

Total Other Income	3,084	2,639	6,211	5,321

OTHER EXPENSES
Salaries and employee benefits	4,298	3,445	8,671	7,020
Net occupancy	562	538	1,172	1,125
Equipment	541	480	1,101	957
Other tax	197	203	354	392
Professional services	202	226	431	466
Supplies and postage	156	200	345	396
Marketing	120	274	230	540
FDIC and regulatory	1,150	70	1,276	143
Other operating	985	968	1,883	1,880

Total Other Expenses	8,211	6,404	15,463	12,919

Income before Income Taxes	1,589	2,902	4,237	5,679

PROVISION FOR INCOME TAXES	156	572	687	1,141

Net Income	$1,433	$2,330	$3,550	$4,538

PER SHARE DATA
Basic earnings	$0.24	$0.39	$0.60	$0.76
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2009 and 2008

Dollars in thousands, except per share data	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2008	$14,977	$—	$8,787	$61,439	$(73)	$85,130

Cumulative effect of adoption of EITF 06-4	—	—	—	(745)	—	(745)

Comprehensive income:
Net income	—	—	—	4,538	—	4,538
Other comprehensive loss, net of taxes	—	—	—	—	(2,463)	(2,463)

Total Comprehensive Income						2,075

Cash dividends declared ($0.38 per share)	—	—	—	(2,277)	—	(2,277)

BALANCE — JUNE 30, 2008	$14,977	$—	$8,787	$62,955	$(2,536)	$84,183

BALANCE — JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

Comprehensive income:
Net income	—	—	—	3,550	—	3,550
Other comprehensive loss, net of taxes	—	—	—	—	(315)	(315)

Total Comprehensive Income						3,235

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)

Cash dividends declared ($0.38 per share)	—	—	—	(2,260)	—	(2,260)

BALANCE — JUNE 30, 2009	$14,977	$(728)	$8,787	$64,206	$(2,114)	$85,128

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,550	$4,538
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(313)	(144)
Earnings on investment in bank-owned life insurance	(501)	(521)
Gains on sales of securities	(3)	(101)
Depreciation and amortization	1,139	906
Provision for loan losses	2,350	670
Net accretion of investment securities discounts	(114)	(10)
Decrease in accrued interest receivable	520	707
Increase (decrease) in accrued interest payable	288	(79)
(Increase) decrease in mortgage loans held for sale	(4,902)	74
(Increase) decrease in other assets	(567)	1,843
Increase (decrease) in other liabilities	1,454	(2,821)

Net Cash Provided by Operating Activities	2,901	5,062

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	—	4,137
Proceeds from maturities of investment securities available for sale	49,891	83,265
Proceeds from sales of investment securities available for sale	2,531	11,205
Purchase of investment securities held to maturity	(10,064)	—
Purchase of investment securities available for sale	(12,066)	(58,079)
Net sale of restricted investment in bank stocks	—	1,644
Net increase in loans	(9,377)	(50,111)
Capital expenditures	(1,251)	(560)
Proceeds from sales of property and foreclosed real estate	151	137

Net Cash Provided by (Used in) Investing Activities	19,815	(8,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	8,082	13,334
Net increase in time certificates of deposits and interest bearing deposits	27,138	11,050
Net increase (decrease) in short-term borrowings	(31,436)	8,583
Dividends paid	(2,260)	(2,277)
Purchase of treasury stock	(286)	—
Proceeds from long-term borrowings	—	20,000
Repayments on long-term borrowings	(21,455)	(45,144)

Net Cash Provided by (Used in) Financing Activities	(20,217)	5,546

Net Increase in Cash and Cash Equivalents	2,499	2,246

CASH AND CASH EQUIVALENTS - BEGINNING	16,925	19,212

CASH AND CASH EQUIVALENTS - ENDING	$19,424	$21,458

Interest paid	$7,068	$10,109
Incomes taxes paid	$1,500	$1,100
Loans transferred to foreclosed real estate	$102	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of June 30, 2009 and 2008, and the results of its operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2009 and 2008.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2008 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 13, 2009.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the June 30, 2008, balances have been reclassified to conform with the 2009 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through August 10, 2009, the date these financial statements were issued.

2.             Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,943,785 and 5,990,943 weighted average shares of common stock outstanding for the six months ended June 30, 2009 and 2008, respectively, and 5,935,442 and 5,990,943 for the three months ended June 30, 2009 and 2008, respectively.    The Corporation does not have dilutive securities outstanding.

3.             Retirement Benefits

The components of net periodic benefit costs related to the non-contributory pension plan for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008

Service cost	$140	$147	$281	$295
Interest cost	247	259	494	517
Expected return on plan assets	(241)	(399)	(482)	(798)
Other, net	158	15	315	30

Net Periodic Benefit Cost	$304	$22	$608	$44

The Corporation previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $1,250,000 to its pension plan in 2009.  The full contribution was made to the plan during the second quarter of 2009.

In September 2006, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force finalized Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements.  EITF 06-4 requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance.  The Corporation adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $745,000 as a reduction of retained earnings effective January 1, 2008.

4.             Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,721,000 in standby letters of credit as of June 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2009, for guarantees under standby letters of credit issued is not material.

5.             Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  The components of other comprehensive income (loss) for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008

Unrealized holding losses on available for sale securities arising during the period	$(1,351)	$(6,214)	$(790)	$(3,631)
Reclassification of (gains) losses realized in net income	6	(11)	(3)	(101)

Net Unrealized Losses	(1,345)	(6,225)	(793)	(3,732)

Tax effect	(457)	(2,117)	(269)	(1,269)

	(888)	(4,108)	(524)	(2,463)

Change in pension liability	315	—	315	—

Tax effect	106	—	106	—

	209	—	209	—

Other Comprehensive Loss	$(679)	$(4,108)	$(315)	$(2,463)

The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Loss

BALANCE, JUNE 30, 2009	$3,272	$(5,386)	$(2,114)

BALANCE, DECEMBER 31, 2008	$3,796	$(5,595)	$(1,799)

BALANCE, JUNE 30, 2008	$(1,714)	$(822)	$(2,536)

6.             Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2009 and 2008, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2009
Net interest income and other income from external customers	$19,130	$2,920	$—	$22,050
Income before income taxes	3,619	618	—	4,237
Total assets	951,336	13,080	(3,469)	960,947
Capital expenditures	1,242	13	—	1,255

2008
Net interest income and other income from external customers	$17,111	$2,157	$—	$19,268
Income before income taxes	5,223	456	—	5,679
Total assets	922,383	10,555	(1,542)	931,396
Capital expenditures	539	21	—	560

Segment information for the three month periods ended June 30, 2009 and 2008, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2009
Net interest income and other income from external customers	$9,639	$1,386	$—	$11,025
Income before income taxes	1,360	229	—	1,589
Total assets	951,336	13,080	(3,469)	960,947
Capital expenditures	333	13	—	346

2008
Net interest income and other income from external customers	$8,794	$1,062	$—	$9,856
Income before income taxes	2,714	188	—	2,902
Total assets	922,383	10,555	(1,542)	931,396
Capital expenditures	303	21	—	324

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

Amortized cost and fair value at June 30, 2009, and December 31, 2008, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE:

JUNE 30, 2009:

U.S. Government and agencies	$18,572	$549	$—	$19,121
Mortgage-backed securities	140,471	5,474	193	145,752
State and municipal	41,146	311	484	40,973
Corporate bonds	5,206	91	—	5,297
Stock in other banks	1,149	—	788	361

	$206,544	$6,425	$1,465	$211,504

DECEMBER 31, 2008:

U.S. Government and agencies	$48,068	$957	$—	$49,025
Mortgage-backed securities	152,765	5,300	63	158,002
State and municipal	42,007	462	494	41,975
Corporate bonds	2,795	—	140	2,655
Stock in other banks	1,149	—	270	879

	$246,784	$6,719	$967	$252,536

SECURITIES HELD TO MATURITY:

JUNE 30, 2009:

Mortgage-backed securities	$10,064	$127	$—	$10,191

At June 30, 2009, two mortgage-backed securities had unrealized losses, and one of the securities had been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 2% of amortized cost.

At June 30, 2009, 44 state and municipal securities had unrealized losses, and twenty four of the municipal securities had been in a continuous loss position for 12 months or more.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  None of the securities in this category had an unrealized loss that exceeded 8% of amortized cost and a majority had unrealized losses totaling less than 3% of amortized cost.  Management conducted an evaluation for other-than- temporary impairment of investment securities in which the fair value is below the adjusted historical cost and did not identify any such securities that management felt were other than temporarily impaired.  On some securities, rising rates since their purchase decreased the fair value below their carrying value.  The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania.  Both Companies continue to pay cash dividends which was one of the driving forces in the investment decision.  However, current market prices for these stocks are below the acquisition prices of these stocks.  A review of the factors that may be contributing to these stock price variations will be conducted upon availability of public information for the period ended June 30, 2009.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At June 30, 2009, management had not identified any securities with an unrealized loss that it intends to sell.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

The following table shows the Corporation’s gross unrealized losses and fair value related to investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009, and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE:

JUNE 30, 2009:

Mortgage-backed securities	$9,429	$187	$600	$6	$10,029	$193
State and municipal	11,738	115	12,418	369	24,156	484
Stock in other banks	—	—	361	788	361	788

	$21,167	$302	$13,379	$1,163	$34,546	$1,465

DECEMBER 31, 2008:

Mortgage-backed securities	$592	$22	$14,695	$41	$15,287	$63
State and municipal	18,399	429	921	65	19,320	494
Corporate bonds	2,654	140	—	—	2,654	140
Stock in other banks	318	127	561	143	879	270

	$21,963	$718	$16,177	$249	$38,140	$967

Management has reviewed its investment securities at June 30, 2009, and has determined the unrealized losses are not deemed other than temporary.  The Corporation determines whether the unrealized losses are temporary in accordance with Emerging Issues Task Force No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FSP EITF 99-20-1, when applicable, and FSP SFAS No. 115-1, SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, FSP SFAS No. 115-2 and SFAS No. 124-2.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an Other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

8.             Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Corporation adopted SFAS No. 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157.  FSP 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Thus, the Corporation only partially adopted the provisions of SFAS No. 157 in 2008, and began to account and report for nonfinancial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 was effective immediately and applied to the Corporation’s consolidated financial statements for December 31, 2008.  The adoption of SFAS No. 157, FSP 157-2 and FSP 157-3 had no impact on the amounts reported in the financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods for the Corporation for the quarter ended June 30, 2009 and after.

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy used at June 30, 2009, and December 31, 2008, are as follows:

	Fair Value Measurements at June 30, 2009
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$211,504	$361	$211,143	$—
Loans accounted for under SFAS No. 114	Non-recurring	5,330	—	—	5,330
Foreclosed real estate	Non-recurring	585	—	—	585
Loans held for sale	Non-recurring	6,175	—	—	6,175

	Fair Value Measurements at December 31, 2008
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$252,536	$879	$251,657	$—
Loans accounted for under SFAS No. 114	Non-recurring	2,966	—	—	2,966
Foreclosed real estate	Non-recurring	625	—	—	625
Loans held for sale	Non-recurring	969	—	—	969

	Fair Value Measurements at June 30, 2008
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$246,347	$774	$245,573	$—
Loans accounted for under SFAS No. 114	Non-recurring	12,806	—	—	12,806
Loans held for sale	Non-recurring	1,248	—	—	1,248

The following table presents a reconciliation of the loans accounted for under SFAS No. 114, foreclosed real estate and loans held for sale measured at fair value, using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009:

In thousands	SFAS No. 114 Loans	Foreclosed Real Estate	Loans Held for Sale
Balance — January 1, 2009	$2,966	$625	$969
Charged off	—	—	—
Settled or otherwise removed from impaired status	—	(142)	—
Additions to impaired status	2,398	—	—
Payments made	(34)	—	—
Loans transferred to foreclosed real estate	—	102	—
Loan originations	—	—	38,175
Loan sales	—	—	(32,969)
Balance - June 30, 2009	$5,330	$585	$6,175

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

This FSP is effective for the Corporation for interim reporting periods June 30, 2009 and after.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2009, and December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair value.

Securities

The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.

Mortgage Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair values of mortgage loans held for sale are determined as the par amounts to be received at settlement by establishing the respective buyer and rate in advance.

Loans (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, as well as using market rates at the balance sheet date that reflect the credit and interest rate risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Loans accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance as determined under SFAS No. 114.

Foreclosed Real Estate

Fair value of real estate acquired through foreclosure is based on independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based on appraisals that consider the sales prices of similar properties in the proximate vicinity.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of required and restricted investment in correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings (Carried at Cost)

Fair values of Federal Home Loan Bank (FHLB) advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Credit-Related Instruments

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Estimated fair values of financial instruments at June 30, 2009, and December 31, 2008, were as follows:

	June 30, 2009		December 31, 2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$15,632	$15,632	$16,033	$16,033
Interest bearing deposits in banks	3,792	3,792	892	892
Investment securities:
Available for sale	211,504	211,504	252,536	252,536
Held to maturity	10,064	10,191	—	—
Loans held for sale	6,175	6,175	969	969
Loans, less allowance for loan losses	637,255	646,124	630,330	644,642
Accrued interest receivable	3,703	3,703	4,223	4,223
Restricted investment in bank stocks	9,170	9,170	9,170	9,170

Financial liabilities:
Deposits	$725,517	$727,609	$690,297	$699,513
Short-term borrowings	52,017	52,017	83,453	83,453
Long-term borrowings	85,496	88,780	106,951	112,017
Accrued interest payable	3,341	3,341	3,016	3,016

Off-balance sheet financial instruments	$—	$—	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

FSP FAS 132(R)-1

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FASB Statement No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and, a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140), by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.   The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements

FASB Statement No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162.   SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Corporation does not expect the adoption of this pronouncement to have an impact on its financial position or results of operations.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an allowance for loan losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period.  The Corporation assesses the adequacy of its allowance on a quarterly basis.  The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, Allowance for Loan Losses, in a subsequent section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The evaluation of securities for other-than-temporary impairment requires a significant amount of judgment. In estimating other-than-temporary impairment losses, management considers various factors including the length of time the fair value has been below cost, the financial condition of the issuer, and the intent and ability of the Corporation to hold the securities until recovery. Declines in fair value that are determined to be other than temporary are charged against earnings.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2009, compared to quarter ended June 30, 2008

Executive Summary

Net income for the three months ended June 30, 2009, was $1,433,000 compared to $2,330,000 for the same quarter in 2008, a decrease of $897,000 or 38%.  Earnings per share decreased from $0.39 in 2008 to $0.24 in 2009.  Net interest income increased $724,000 or 10%; provision for loan losses increased $675,000 or 123%; other income increased $445,000 or 17%; and, other expenses increased $1,807,000 or 28%.  The FDIC special assessment and accrual adjustment were responsible for approximately $961,000 of the increase in other expenses.

Net Interest Income

Net interest income totaled $7,941,000 for the quarter ended June 30, 2009, compared to $7,217,000 for the same period in 2008, an increase of $724,000 or 10%. Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued weakness in broader financial markets.  Alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  At the end of the second quarter of 2009, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008.  Interest expense decreased $1,203,000 or 26%.  The benefit of decreased funding costs was partially offset by lower interest income, which decreased $479,000 or 4%.  Interest income was lower as a result of investment securities paydowns that were not reinvested.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at various rate reset dates. For more information about interest rate risk, please refer to Item 7A -Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2008, and filed with the SEC on March 13, 2009.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2009 was 3.44% compared to 3.12% during the same period in 2008.  Also comparing the second quarter of 2009 to 2008, the yield on interest earning assets decreased by 0.37% and the cost of interest bearing liabilities decreased by 0.69%.  The net interest margin was 3.67% for the second quarter of 2009 and 3.44% for the second quarter of 2008.  The net interest margin improvement was mainly a result of the cost of funding decreasing at a higher rate than the rate of change in the yield on assets due to timing of repricing, local market competition and the steepening slope of the yield curve.

Average earning assets were $878,013,000 during the second quarter of 2009, an increase of $26,445,000 from the average for the second quarter of 2008.  Average interest bearing liabilities were $763,960,000 in the second quarter of 2009, an increase of $20,253,000 from the same quarter in 2008.

Provision for Loan Losses

The provision for loan losses was $1,225,000 in the second quarter of 2009 compared to $550,000 in the second quarter of 2008, an increase of $675,000 or 123%. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses after several quarters of a severe recession, as well as charge-off experience in the portfolio, specific potential loss allocations attributed to impaired loans remaining in the portfolio, and the general growth in the loan portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the second quarter of 2009, the Corporation had net recoveries of $1,000, as compared to net charge-offs of $144,000 for the second quarter of 2008.

Other Income

Total other income was $3,084,000 for the three months ended June 30, 2009, up $445,000, or 17%, from the second quarter of 2008.  Fees from deposit accounts and ATM/debit card revenue increased by $76,000, or 10%, due to higher volume and an increase in service fees charged. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $227,000 for the three months ended June 30, 2009, as compared to $290,000 during the second quarter of 2008, a 22%

decrease as a result of less fees from estate settlements. Earnings on bank-owned life insurance declined by $10,000, or 4%, as a result of decreases in crediting rates. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc., increased revenue by $327,000 or 31%.  The increase was due to additional revenue from the two acquisition transactions late in 2008 and varying amounts of “contingent” commissions.  The amount of “contingent” commission payments is based on several factors, and the payments are at the discretion of various insurance carriers in accordance with state insurance regulations.  Gains on sales of securities decreased by $17,000 on less activity.  Other income was positively impacted by increased fees related to higher residential mortgage loan volume.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $853,000, or 25%, when comparing the second quarter of 2009 to the same quarter a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees; and,

•                  A change in the mix of employees that included three new commercial lenders, two new Senior Vice Presidents, and a new Executive Vice President that were hired during the second half of 2008 and in the first quarter of 2009.

Also contributing to increased compensation expense was significantly higher defined benefit pension expense of $282,000 due to the decreased fair value of plan assets.  The decline in the fair value of plan assets resulted from 2008 investment performance related to severe downturns in the broad financial markets.

Net occupancy expense increased $24,000, or 4%, in part due to additional rental expense associated with the second office location for Russell Insurance Group, Inc. in Germantown, Maryland.  Equipment expense increased by $61,000, or 13%, as a result of higher maintenance contracts and depreciation on new technology purchases.

Professional services expense totaled $202,000 during the second quarter of 2009, as compared to $226,000 for the same period in 2008, a decrease of $24,000 or 11%.  This decrease was due in part from lower internal and external audit costs.

Marketing expense decreased by $154,000, or 56%, due to the execution of general budgeted reductions in expenditures.  The Corporation continued to advertise its products and services and to promote its brand via marketing communications, but in a more targeted and limited manner during the second quarter of 2008.

Other operating expenses increased by $1,097,000, or 106%, in the second quarter of 2009, as compared to the second quarter of 2008. Significant to this increase was an accrual of $961,000 for the industry-wide FDIC Special Assessment and an accrual adjustment.  The special assessment is required of all FDIC-insured banks to restore the insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.   Future additional special assessments are predicted by the FDIC, although the amount and timing are not presently known.

Income Tax Expense

The Corporation recognized income taxes of $156,000, or 9.8% of pretax income, during the second quarter of 2009, as compared to $572,000, or 19.7% of pre-tax income, during the same period in 2008. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the second quarters ended June 30, 2009 and 2008, included historical and low-income housing tax credits of $169,000 and $172,000, respectively.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

Executive Summary

Net income for the six months ended June 30, 2009, was $3,550,000 compared to $4,538,000 for the same period in 2008, a decrease of $988,000 or 22%.  Earnings per share decreased from $0.76 in 2008 to $0.60 in 2009.  Net interest income increased $1,892,000 or 14%; provision for loan losses increased $1,680,000 or 251%; other income increased $890,000 or 17%; and, other expenses increased $2,544,000 or 20%.

Net Interest Income

Net interest income totaled $15,839,000 for the six months ended June 30, 2009, compared to $13,947,000 for the same period in 2008, an increase of $1,892,000 or 14%.  Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued weakness in broader financial markets.  At the end of the first six months of 2009, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Federal Funds Target

Rate to a range of 0% to 0.25%.  In addition, after experiencing loss of principal in equity investments, ACNB customers perhaps valued local institutions and FDIC protection over yield on their funds allocated to bank deposits, thereby lowering the cost of funds despite the increase in volume.  Interest expense decreased $2,674,000 or 27%.  The decreased funding costs was partially offset by lower interest income, which decreased $782,000 or 3%.  Interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off borrowings and to fund loans.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at various rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2008, and filed with the SEC on March 13, 2009.

The net interest spread for the first six months of 2009 was 3.42% compared to 3.01% during the same period in 2008.  Also comparing the first six months of 2009 to 2008, the yield on interest earning assets decreased by 0.38%, primarily due to rates resetting and new loan origination at lower rates, and the cost of interest bearing liabilities decreased by 0.79%.  The net interest margin was 3.65% for the first six months of 2009 and 3.34% for the first six months of 2008.

Average earning assets were $882,551,000 during the first six months of 2009, an increase of $36,723,000 from the average for the first six months of 2008.  Average interest bearing liabilities were $771,718,000 in the first six months of 2009, an increase of $29,950,000 from the same six months in 2008.  Expansion of experienced lending staff, access to funding at favorable rates, and the local market that preferred dealing with a stable local institution were all factors in the increase in earning assets and local funding sources between the two periods.

Provision for Loan Losses

The provision for loan losses was $2,350,000 in the first six months of 2009 compared to $670,000 in the first six months of 2008. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses after the continuation of the severe recession, as well as charge-off experience in the portfolio, specific potential loss allocations attributed to impaired loans remaining in the portfolio, and the general growth in the loan portfolio.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  For the first six months of 2009, the Corporation had net recoveries of $118,000, as compared to net charge-offs of $181,000 for the first six months of 2008.

Other Income

Total other income was $6,211,000 for the six months ended June 30, 2009, up $890,000, or 17%, from the first six months of 2008.  Fees from deposit accounts and ATM/debit card revenue increased by $108,000, or 7%, due to higher volume and an increase in service fees charged. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $496,000 for the six months ended June 30, 2009, as compared to $529,000 during the first six months of 2008, a 6% decrease as a result of fewer estate settlements. Earnings on bank-owned life insurance decreased by $20,000, or 4%, as a result of lower crediting rates. The Corporation’s subsidiary, Russell Insurance Group, Inc., experienced a revenue increase $768,000 or 36%.  The increase was due to additional revenue from the two acquisition transactions late in 2008 and varying amounts of “contingent” commissions. The “contingent” or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with state insurance regulations. Currently, insurance revenue is negatively impacted by a “soft” insurance market with lower premium rates and commercial customers scaling back operations or exiting business due to the recession.  Gains on sales of securities decreased by $98,000 as securities were sold in the first half of 2008 that were likely to be called later in 2008, the proceeds of which were used to fund loan demand.  Other income was positively impacted by increased fees related to higher residential mortgage loan volume.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $1,651,000, or 24%, when comparing the first six months of 2009 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees; and,

•                  A change in the mix of employees that included three new commercial lenders, two new Senior Vice Presidents, and a new Executive Vice President that were hired during the second half of 2008 and in the first quarter of 2009.

Also contributing to increased compensation expense was significantly higher defined benefit pension expense of $564,000 due to the decreased fair value of plan assets.  The decline in the fair value of plan assets resulted from 2008 investment performance related to severe downturns in the broad financial markets.

Net occupancy expense increased by $47,000, or 4%, when comparing the first six months of 2009 to the same period a year ago due to a new insurance agency location in Maryland and a loan production facility in Pennsylvania.  Equipment expense increased by $144,000, or 15%, as a result of maintenance and depreciation of new technology purchases.

Professional services expense totaled $431,000 during the first six months of 2009, as compared to $466,000 for the same period in 2008, a decrease of $35,000 or 8%.  The decrease was due in part to higher costs in 2008 to explore insurance acquisitions and to wind down a tax and accounting services practice.  Other tax expense decreased due to a refund of sales and use tax recognized in 2009.

Marketing expense decreased by $310,000, or 57%, due to the execution of general budgeted reductions in expenditures.  Other operating expenses increased $1,136,000, or 56%, in the first six months of 2009, as compared to the first six months of 2008. Significant to this increase was an accrual of $961,000 for the industry-wide FDIC Special Assessment and an accrual adjustment.  The special assessment is required of all FDIC-insured banks to restore the insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.   Future additional special assessments are predicted by the FDIC although the amount and timing are not presently known.

Income Tax Expense

The Corporation recognized income taxes of $687,000, or 16.2%, of pretax income, during the first six months of 2009, as compared to $1,141,000, or 20.1% of pre-tax income, during the same period in 2008. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the six months ended June 30, 2009 and 2008, included historical and low-income housing tax credits of $339,000 and $344,000, respectively.

FINANCIAL CONDITION

Assets totaled $960,947,000 at June 30, 2009, compared to $976,679,000 at December 31, 2008, and $931,396,000 at June 30, 2008. Average earning assets during the six months ended June 30, 2009, increased to $882,551,000 from $845,828,000 during the same period in 2008. Average interest bearing liabilities increased in 2009 to $771,718,000 from $741,768,000 in 2008.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity.  The contraction in the securities portfolio during 2009 and 2008 was designed to fund increased lending in the earning asset mix, to provide loans in the marketplace, and to improve overall earning asset yields.  The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities.  These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At June 30, 2009, the securities balance included a net unrealized gain of $3,273,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,796,000, net of taxes, at December 31, 2008. The decrease in outstanding securities led to the decrease in the fair value of securities during the first half of 2009.   At June 30, 2009, the securities balance included a net unrealized gain of $3,273,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,796,000, net of taxes, at December 31, 2008. The decrease in outstanding securities led to the decrease in the fair value of securities during the first half of 2009.  Management conducted an evaluation for other-than-temporary impairment of investment securities in which the fair value is below the adjusted historical cost and did not identify any such securities that management felt were other than temporarily impaired.  On some securities, rising rates since their purchase decreased the fair value below their carrying value.  The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania.  Both companies continue to pay cash dividends, which was one of the driving forces in the investment decision.  However, current market prices for these stocks are below the prices paid at the time of acquisition.  A review of the factors that may be contributing to these stock price variations will be conducted upon availability of public information for the period ended June 30, 2009. Although management has concluded these equity securities are only temporarily impaired at this time, this conclusion may change upon our evaluation of their June 30, 2009 financial results.   Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 8 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $53,910,000, or 9%, from June 30, 2008, to June 30, 2009, and by $14,598,000, or 2%, from December 31, 2008, to June 30, 2009. The growth in loans is a result of the Corporation’s strategy to increase loans by lending to support existing and new customers. Compared to June 30, 2008, commercial loans grew by approximately $23,000,000 or 8%.

Commercial loan growth was the result of actively lending to businesses in the market area and participating with other financial institutions on commercial lending credits in southcentral Pennsylvania. Residential real estate mortgage lending increased by $31,000,000, or 12%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market.  Home equity and other consumer lending was stable between the two periods.  Compared to December 31, 2008, commercial loans outstanding were down by 1% as the local economy slowed and the Corporation received payoffs on participation loans; thus, growth from year-end 2008 was primarily due to residential mortgage loans resulting from refinancing activity.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and northern Maryland region of the country. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $76,277,000, or 11.7% of total loans, at June 30, 2009.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2009, was $9,860,000, or 1.51% of loans, as compared to $6,337,000, or 1.06% of loans, at June 30, 2008, and $7,393,000, or 1.16% of loans, at December 31, 2008. The ratio of non-performing loans plus foreclosed assets to total assets was 1.37% at June 30, 2009, as compared to 0.51% at June 30, 2008, and 1.06% at December 31, 2008.

Loans past due 90 days and still accruing were $2,933,000 and nonaccrual loans were $9,645,000 as of June 30, 2009, of which approximately 92% are secured by real estate.  Loans past due 90 days and still accruing were $1,567,000 at June 30, 2008, while nonaccruals were $3,187,000.  Loans past due 90 days and still accruing were $1,963,000 at December 31, 2008, while nonaccruals were $7,723,000.  Nonaccrual loans increased from the end of the second quarter of 2008 to the end of the second quarter of 2009 principally due to four credits.  A commercial real estate credit in the amount of $2,400,000 was identified in the second quarter of 2008, for which further scheduled payments are unlikely in the absence of the sale of the underlying collateral.  This loan was added to nonaccrual in the second quarter of 2008. In the third quarter of 2008, $2,300,000 in related start-up enterprise commercial loans were placed on nonaccrual status, and the specific loss allocation was increased by $955,000 when the loan became 90 days past due.  In addition, during the third quarter of 2008, a real estate development credit of $6,300,000 was placed on nonaccrual status and the specific loss allocation was increased by $2,500,000.  As appropriate, new appraisals were obtained on certain credits and adjustments were made to the corresponding specific loss allocation. In the fourth quarter of 2008, a total of $3,500,000 in charge-offs were taken on these loans.   In the interim, various interest payments and proceeds from collateral sales have been credited to principal and the resulting loan balances of approximately $6,600,000 remain in impaired loans at June 30, 2009.   In the second quarter of 2009, a $2,170,000 loan to a local development corporation was added to nonaccrual when the loan matured with various sales agreements and grants still pending prior to any further development activity.  The $970,000 increase in loans past due 90 days as of June 30, 2009, included one $961,000 residential mortgage.

Impaired loans at June 30, 2009, totaled $11,625,000, of which $9,024,000 required a specific valuation allowance and $2,601,000 required no valuation allowance in management’s estimate. The related allowance for loan losses totaled $3,695,000.  Impaired loans at December 31, 2008, totaled $8,754,000.  Of this amount, $5,047,000 required a specific valuation allowance and $3,707,000 required no valuation allowance in management’s estimate. The related allowance for loan losses totaled $2,081,000. The increase of $1,614,000 in related allowance for loan losses on impaired loans from December 31, 2008, to June 30, 2009, was mainly a result of the development loan and residential mortgage discussed above.   The decrease in impaired loans without a provision from December 31, 2008, was related to the $961,000 mortgage loan that did not have a valuation allowance at year-end.

A summary of impaired loans at June 30, 2009, is as follows:  The Corporation has two unrelated impaired loans totaling $5,670,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan, which was extended by receipt of required payments in 2009, was placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan to sell individual units of the property.  The total specific valuation allowance on the two unrelated loans is $1,322,000, which is net of charge-offs of $2,765,000 taken in 2008.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.   Also included in other impaired loans are related term loans and a fully disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,213,000 with a specific valuation allowance of $736,000 which is net of a $1,000,000 charge-off taken in 2008.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are under a forbearance agreement and in nonaccrual status.  The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Commencement of liquidation will proceed if the terms of the forbearance agreement are not met. With regard to the new impaired loans as of this quarter, the local development corporation loan was originated in third quarter 2007 and totals $2,172,000; the corresponding specific valuation allowance of $1,161,000 was based on cash flow projections from selling the real estate collateral that partially secures this loan.  It is currently believed that allowing the development plan to proceed is the best course of action.   A local credit relationship from 2004 includes both a commercial real estate loan and the $961,000 past due residential mortgage construction loan totaling $1,862,000.  A specific allocation of $476,000 on the residential mortgage was based on the estimated cash from selling the incomplete construction and the specialty nature of the property.  Foreclosure will proceed if the mortgage loan is not brought current; however, the commercial real state loan is current and does not have a specific valuation allowance. Other impaired loans totaled $708,000 at June 30, 2009, of which $375,000 were in nonaccrual status and in management’s estimate required no valuation allowance.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The increase in the provision for loan losses for 2009 compared to 2008 was a result of the measurement of the adequacy of the allowance for loan losses at each period end.  Reasons that the 2009 provision was higher include changes in allocations for specific loans, deteriorating local economic conditions, and continued growth in the loan portfolio during 2009 which caused the amounts assigned to homogeneous pools to increase.

The allocation of the allowance for loan losses between the various loan categories is consistent with the change in estimated specific losses measured at each period-end and the historical net loss experience in each of the categories.  The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected.  The unallocated portion of this reserve exists due to risk of error in the specific and general reserve allocations, as well as to allow for consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations, variances in management’s assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time.  The unallocated portion of the reserve has increased due to significant loan charge-offs and the uncertain state of the local economy.  While management believes ACNB’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management’s assumptions as to future delinquencies or loss rates.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities. Deposits increased by $30,493,000, or 4%, from June 30, 2008, to June 30, 2009, and by $35,220,000, or 5%, from December 31, 2008, to June 30, 2009.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  The 2009 deposit growth mix continues to experience a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market savings and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a recession economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings at the Federal Home Loan Bank (FHLB). As of June 30, 2009, short-term borrowings were $52,017,000, as compared to $83,453,000 at December 31, 2008, and $39,351,000 at June 30, 2008. Compared to year-end 2008, repurchase agreement balances were up $8,500,000 due to seasonal fluctuation in ACNB’s commercial customer base; however, short-term FHLB borrowings declined $40,000,000 from investment security cash flow.  The increase from second quarter 2008 in short-term borrowings was due to the conversion of maturing term borrowings into short-term borrowings. Long-term borrowings consists primarily of advances from the FHLB. Long-term borrowings totaled $85,496,000 at June 30, 2009, versus $106,951,000 at December 31, 2008, and $105,100,000 at June 30, 2008. The Corporation decreased long-term borrowings by 20% since year-end 2008 from proceeds of investment security calls and paydowns and conversion to short-term borrowings.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $85,128,000 at June 30, 2009, compared to $84,439,000 at December 31, 2008, and $84,183,000 at June 30, 2008.  Stockholders’ equity increased in the first six months of 2009 by $689,000 due to earnings retained in capital, net of an increase in accumulated other comprehensive loss due the to decrease in the fair value of the investment portfolio, and $286,000 in common stock of the Corporation purchased. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2009, ACNB earned $3,550,000 and paid dividends of $2,260,000 for a dividend payout ratio of 64%.  During the first six months of 2008, ACNB earned $4,538,000 and paid dividends of $2,277,000 for a dividend payout ratio of 50%.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of June 30, 2009, that ACNB and its banking subsidiary met all capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

			To Be Well Capitalized
	June 30, 2009	December 31, 2008	Under Banking Regulation
Tier 1 leverage ratio
(to average assets)	8.01%	7.96%	5.00%
Tier 1 risk-based capital ratio
(to risk-weighted assets)	11.55%	11.66%	6.00%
Total risk-based capital ratio	12.81%	12.81%	10.00%

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

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2009, ACNB’s banking subsidiary had a borrowing capacity of approximately $350,337,000 from the FHLB, of which $258,337,000 was available.  During the past year, financial institutions have experienced extreme difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan and investment security assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh recently announced a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has these securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation does not intend to move the securities which will, in effect, lower the Corporation’s maximum borrowing capacity by $85,000,000.   However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $40,755,000 and $32,285,000 at June 30, 2009, and December 31, 2008, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other organizations.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $3,937,000 at June 30, 2009.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 30, 2009, the Corporation had unfunded outstanding commitments to extend credit of approximately $131,275,000 and outstanding standby letters of credit of approximately $6,721,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent times, volatility and disruption in the capital and credit markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

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

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for well managed, well capitalized banks to a range between $0.12 and $0.16 per $100 of assessment based deposits on an annual basis.  The FDIC also voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009. On May 22, 2009, the FDIC announced that is was reducing the special assessment to 5 basis points of an insured depository’s institution’s total assets less Tier 1 capital as of June 30, 2009, to be collected September 30, 2009.  Furthermore, the FDIC may impose additional special assessment in the third and fourth quarters of 2009 up to 5 basis points of an insured institution’s total assets less Tier 1 capital if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of such quarter.  At this time, we cannot estimate the probability of these events; however, any additional FDIC assessment and/or premium would have an adverse impact on 2009 earnings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10- K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  Treasury shares purchased under this plan during the quarter ended June 30, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2009	—	$—	—	65,000

May 1 to May 31, 2009	—	—	—	65,000

June 1 to June 30, 2009	7,600	$11.61	7,600	57,400

Total	7,600		7,600	57,400

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

a. The Annual Meeting of Shareholders was held at 1:00 p.m. on May 5, 2009, at the ACNB Corporation Operations Center, 100 V-Twin Drive, Gettysburg, PA 17325.

b. and c. Eight matters were voted upon at the meeting, as follows:

Proposal to fix the number of Directors of ACNB Corporation at thirteen (13):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,410,777	223,593	74,098

Proposal to fix the number of Class 1 Directors at five (5):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,426,199	216,222	66,047

Proposal to fix the number of Class 2 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,418,551	224,535	65,382

Proposal to fix the number of Class 3 Directors at four (4):

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,417,372	219,141	71,955

Proposal to elect four (4) Class 2 Directors for terms of three (3) years:

Director Nominee	Term Expires	Votes Cast “FOR”	Votes WITHHELD
John R. Schnitzer *	2012	4,433,810	274,658
Alan J. Stock *	2012	4,442,199	266,269
Jennifer L. Weaver *	2012	4,440,194	268,274
Harry L. Wheeler *	2012	4,417,318	291,150
David L. Sites	2012	61,360	0

*   Elected as a Class 2 director for a term of three(3) years.

Proposal to approve and adopt the amendment to the Articles of Incorporation of ACNB Corporation to authorize preferred stock:

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
2,815,818	642,986	98,262

Proposal to approve and ratify theACNB Corporation 2009 Restricted Stock Plan:

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
2,834,888	620,216	101,962

Proposal to ratify the selection of Beard Miller Company, LLP, as ACNB Corporation’s independent auditors for the fiscal year ending December 31, 2009:

Votes Cast “FOR”	Votes Cast “AGAINST”	Votes ABSTAINED
4,527,662	118,151	62,655

Names of Directors whose terms continue after the meeting include:

Director	Term Expires

Ronald L. Hankey	2010

James J. Lott	2010

Robert W. Miller	2010

Marian B. Schultz	2010

James E. Williams	2010

Philip P. Asper	2011

Frank Elsner, III	2011

Daniel W. Potts	2011

Thomas A. Ritter	2011

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)            Articles of Incorporation of ACNB Corporation, as amended.  (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2009.)

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

Exhibit 10.4           Director Supplemental Life Insurance Plan - Applicable to Philip P. Asper, Frank Elsner III, James J. Lott, Robert W. Miller, Daniel W. Potts, John K. Schnitzer, Marian B. Schultz, Alan J.

Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams.  (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5           Director Deferral Fee Plan - Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 27, 2007.)

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

Exhibit 11              Statement re Computation of Earnings. (Incorporated by reference to page 6 of this Form 10-Q.)

Exhibit 14              Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009

Exhibit 21              Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 of the Registrant’s annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 31.1           Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2           Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1           Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2           Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	August 10, 2009	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)