Form 10-Q
period 2009-09-30
ACNB CORP
filed 2009-11-06
CIK 715579

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the Registrant’s Common Stock outstanding on October 30, 2009, was 5,928,343.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands	September 30, 2009	September 30, 2008	December 31, 2008
ASSETS
Cash and due from banks	$14,665	$15,427	$16,033
Interest bearing deposits with banks	24,424	2,502	892

Cash and Cash Equivalents	39,089	17,929	16,925

Securities available for sale	214,222	231,346	252,536
Securities held to maturity, fair value $10,394; $0; $0	10,060	—	—
Loans held for sale	285	304	969
Loans, net of allowance for loan losses $10,994; $9,618; $7,393	629,764	612,882	630,330
Premises and equipment	14,811	14,447	14,457
Restricted investment in bank stocks	9,170	8,501	9,170
Investment in bank-owned life insurance	26,162	25,055	25,297
Investments in low-income housing partnerships	4,480	4,801	4,737
Other assets	19,991	21,433	22,258

Total Assets	$968,034	$936,698	$976,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$89,001	$85,666	$82,486
Interest bearing	626,324	592,714	607,811

Total Deposits	715,325	678,380	690,297

Short-term borrowings	55,369	36,991	83,453
Long-term borrowings	95,396	132,027	106,951
Other liabilities	12,755	6,452	11,539

Total Liabilities	878,845	853,850	892,240

STOCKHOLDERS’ EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343, 5,990,943 and 5,955,943 shares outstanding	14,977	14,977	14,977
Treasury stock, at cost (62,600, 0 and 35,000 shares)	(728)	—	(442)
Additional paid-in capital	8,787	8,787	8,787
Retained earnings	64,977	62,301	62,916
Accumulated other comprehensive income (loss)	1,176	(3,217)	(1,799)

Total Stockholders’ Equity	89,189	82,848	84,439

Total Liabilities and Stockholders’ Equity	$968,034	$936,698	$976,679

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$8,989	$9,010	$26,922	$26,510
Securities:
Taxable	2,113	2,417	6,595	7,778
Tax-exempt	368	476	1,120	1,410
Dividends	8	73	30	207
Other	7	35	13	83

Total Interest Income	11,485	12,011	34,680	35,988

INTEREST EXPENSE
Deposits	2,265	2,967	7,403	10,281
Short-term borrowings	83	176	278	537
Long-term borrowings	938	1,318	2,961	3,673

Total Interest Expense	3,286	4,461	10,642	14,491

Net Interest Income	8,199	7,550	24,038	21,497

PROVISION FOR LOAN LOSSES	1,200	3,600	3,550	4,270

Net Interest Income after Provision for Loan Losses	6,999	3,950	20,488	17,227

OTHER INCOME
Service charges on deposit accounts	644	628	1,775	1,667
Income from fiduciary activities	265	275	761	804
Earnings on investment in bank-owned life insurance	264	266	765	787
Gains on sales of securities	14	57	17	158
Impairment charges on equity securities	(522)	—	(522)	—
Service charges on ATM and debit card transactions	260	248	742	714
Commissions from insurance sales	1,336	939	4,265	3,100
Other	378	206	1,047	710

Total Other Income	2,639	2,619	8,850	7,940

OTHER EXPENSES
Salaries and employee benefits	4,368	3,629	13,039	10,649
Net occupancy	542	514	1,714	1,639
Equipment	521	489	1,622	1,446
Other tax	200	189	554	581
Professional services	177	238	608	704
Supplies and postage	174	185	519	581
Marketing	108	241	338	781
FDIC and regulatory	346	80	1,622	223
Other operating	944	899	2,827	2,779

Total Other Expenses	7,380	6,464	22,843	19,383

Income before Income Taxes	2,258	105	6,495	5,784

PROVISION FOR (BENEFIT FROM) INCOME TAXES	361	(379)	1,048	762

Net Income	$1,897	$484	$5,447	$5,022

PER SHARE DATA
Basic earnings	$0.32	$0.08	$0.92	$0.84
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2009 and 2008

Dollars in thousands, except per share data	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE – JANUARY 1, 2008	$14,977	$—	$8,787	$61,439	$(73)	$85,130

Cumulative effect of adoption of EITF 06-4	—	—	—	(745)	—	(745)

Comprehensive income:
Net income	—	—	—	5,022	—	5,022
Other comprehensive loss, net of taxes	—	—	—	—	(3,144)	(3,144)

Total Comprehensive Income						1,878

Cash dividends declared ($0.57 per share)	—	—	—	(3,415)	—	(3,415)

BALANCE – SEPTEMBER 30, 2008	$14,977	$—	$8,787	$62,301	$(3,217)	$82,848

BALANCE – JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

Comprehensive income:
Net income	—	—	—	5,447	—	5,447
Other comprehensive income, net of taxes	—	—	—	—	2,975	2,975

Total Comprehensive Income						8,422

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)

Cash dividends declared ($0.57 per share)	—	—	—	(3,386)	—	(3,386)

BALANCE — SEPTEMBER 30, 2009	$14,977	$(728)	$8,787	$64,977	$1,176	$89,189

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,447	$5,022
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(508)	(686)
Earnings on investment in bank-owned life insurance	(765)	(787)
Gain on sales of securities	(17)	(158)
Impairment charges on equity securities	522	—
Depreciation and amortization	1,716	1,380
Provision for loan losses	3,550	4,270
Net accretion of investment securities discounts	(154)	(26)
Decrease in accrued interest receivable	293	956
Decrease in accrued interest payable	(163)	(941)
Loans originated for sale	(45,276)	(14,907)
Proceeds from loans sold to others	46,459	16,465
Decrease in other assets	270	878
Increase (decrease) in other liabilities	1,765	(235)

Net Cash Provided by Operating Activities	13,139	11,231

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	—	4,137
Proceeds from maturities of investment securities available for sale	62,387	88,745
Proceeds from sales of investment securities available for sale	2,956	26,936
Purchase of investment securities held to maturity	(10,064)	—
Purchase of investment securities available for sale	(23,341)	(65,248)
Net sale of restricted investment in bank stocks	—	544
Net decrease in loans	(3,086)	(74,941)
Purchase of bank-owned life insurance	(100)	—
Final purchase consideration-insurance subsidiary	—	(3,000)
Investments in insurance books of business	—	(1,156)
Capital expenditures	(1,595)	(999)
Proceeds from sales of property and foreclosed real estate	151	137

Net Cash Provided by (Used in) Investing Activities	27,308	(24,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	6,515	8,474
Net increase (decrease) in time certificates of deposits and interest bearing deposits	18,513	(734)
Net increase (decrease) in short-term borrowings	(28,084)	6,223
Dividends paid	(3,386)	(3,415)
Purchase of treasury stock	(286)	—
Proceeds from long-term borrowings	68,000	37,000
Repayments on long-term borrowings	(79,555)	(35,217)

Net Cash Provided by (Used in) Financing Activities	(18,283)	12,331

Net Increase (Decrease) in Cash and Cash Equivalents	22,164	(1,283)

CASH AND CASH EQUIVALENTS – BEGINNING	16,925	19,212

CASH AND CASH EQUIVALENTS – ENDING	$39,089	$17,929

Interest paid	$10,805	$15,432
Incomes taxes paid	$1,500	$1,500
Loans transferred to foreclosed real estate	$102	$143

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of September 30, 2009 and 2008, and the results of its operations, changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2009 and 2008.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2008 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 13, 2009.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the nine month period ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the September 30, 2008, balances have been reclassified to conform with the 2009 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through November 6, 2009, the date these financial statements were issued.

2.                                     Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,938,581 and 5,990,943 weighted average shares of common stock outstanding for the nine months ended September 30, 2009 and 2008, respectively, and 5,928,343 and 5,990,943 for the three months ended September 30, 2009 and 2008, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                     Retirement Benefits

The components of net periodic benefit costs related to the non-contributory pension plan for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Service cost	$140	$147	$421	$442
Interest cost	247	259	741	777
Expected return on plan assets	(241)	(399)	(723)	(1,198)
Other, net	158	15	473	45

Net Periodic Benefit Cost	$304	$22	$912	$66

The Corporation previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $1,250,000 to its pension plan in 2009.  The full contribution was made to the plan during the second quarter of 2009.

GAAP requires split-dollar insurance arrangements to have a liability to be recorded during the service period when a split-dollar life insurance agreement continues after the participant’s employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance.  The

Corporation adopted this guidance on January 1, 2008, and recorded a cumulative effect adjustment of $745,000 as a reduction of retained earnings effective January 1, 2008.

4.                                     Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,444,000 in standby letters of credit as of September 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of September 30, 2009, for guarantees under standby letters of credit issued is not material.

5.                                     Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  The components of other comprehensive income (loss) for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Unrealized holding gains (losses) on available for sale securities arising during the period	$4,320	$(975)	$3,530	$(4,606)
Reclassification of (gains) losses realized in net income	508	(57)	505	(158)

Net Unrealized Gains (Losses)	4,828	(1,032)	4,035	(4,764)

Tax effect	1,641	(351)	1,372	(1,620)

	3,187	(681)	2,663	(3,144)
Change in pension liability	158	—	473	—

Tax effect	55	—	161	—

	103	—	312	—

Other Comprehensive Income (Loss)	$3,290	$(681)	$2,975	$(3,144)

The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE, SEPTEMBER 30, 2009	$6,459	$(5,283)	$1,176

BALANCE, DECEMBER 31, 2008	$3,796	$(5,595)	$(1,799)

BALANCE, SEPTEMBER 30, 2008	$(2,394)	$(823)	$(3,217)

6.                                     Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2009 and 2008, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2009
Net interest income and
other income from external customers	$28,632	$4,256	$—	$32,888
Income before income taxes	5,689	806	—	6,495
Total assets	957,436	13,484	(2,886)	968,034
Capital expenditures	1,562	33	—	1,595

2008
Net interest income and
other income from external customers	$26,341	$3,096	$—	$29,437
Income before income taxes	5,241	543	—	5,784
Total assets	927,421	11,075	(1,798)	936,698
Capital expenditures	978	21	—	999

Segment information for the three month periods ended September 30, 2009 and 2008, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2009
Net interest income and
other income from external customers	$9,505	$1,333	$—	$10,838
Income before income taxes	2,070	188	—	2,258
Total assets	957,436	13,484	(2,886)	968,034
Capital expenditures	321	23	—	344

2008
Net interest income and
other income from external customers	$9,231	$938	$—	$10,169
Income before income taxes	18	87	—	105
Total assets	927,421	11,075	(1,798)	936,698
Capital expenditures	438	1	—	439

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

Accounting Standards Codification (ASC) Topic 320, Investment – Debt and Equity Securities, Investments – Others, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, ASC Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This guidance is effective for the Corporation for interim and annual reporting periods ending June 30, 2009, and after.

Amortized cost and fair value at September 30, 2009, and December 31, 2008, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE:
SEPTEMBER 30, 2009:
U.S. Government and agencies	$16,066	$523	$—	$16,589
Mortgage-backed securities	137,019	7,182	4	144,197
State and municipal	40,729	1,948	—	42,677
Corporate bonds	9,996	163	9	10,150
Stock in other banks	626	—	17	609

	$204,436	$9,816	$30	$214,222
DECEMBER 31, 2008:
U.S. Government and agencies	$48,068	$957	$—	$49,025
Mortgage-backed securities	152,765	5,300	63	158,002
State and municipal	42,007	462	494	41,975
Corporate bonds	2,795	—	140	2,655
Stock in other banks	1,149	—	270	879

	$246,784	$6,719	$967	$252,536
SECURITIES HELD TO MATURITY:
SEPTEMBER 30, 2009:
U.S. Government and agencies	$10,060	$334	$—	$10,394

At September 30, 2009, two mortgage-backed securities had unrealized losses, and one of the securities had been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 1% of amortized cost.  At September 30, 2009, one corporate bond had an unrealized loss, which has not been in a continuous loss position for 12 months or more.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame.  The security in this category had an unrealized loss that did not exceed 1% of amortized cost.  Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

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

Management conducted an evaluation for other-than-temporary impairment of investment securities in which the fair value is below the adjusted historical cost and identified the two equity investments the Corporation holds of bank holding companies as other-than-temporarily impaired.  The Corporation took impairment charges of $522,000 on these two equity securities held by the Corporation during the third quarter of 2009.  Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision.  However, current market prices for these stocks are below the acquisition prices of these stocks.  A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At September 30, 2009, management had not identified any securities with an unrealized loss that it intends to sell.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines were deemed to be other than temporary in nature.

The following table shows the Corporation’s gross unrealized losses and fair value related to investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009, and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
In thousand	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE:
SEPTEMBER 30, 2009:
Mortgage-backed securities	$769	$1	$485	$3	$1,254	$4
Corporate bonds	1,033	9	—	—	1,033	9
Stock in other banks	—	—	609	17	609	17

	$1,802	$10	$1,094	$20	$2,896	$30

DECEMBER 31, 2008:
Mortgage-backed securities	$592	$22	$14,695	$41	$15,287	$63
State and municipal	18,399	429	921	65	19,320	494
Corporate bonds	2,654	140	—	—	2,654	140
Stock in other banks	318	127	561	143	879	270

	$21,963	$718	$16,177	$249	$38,140	$967

Amortized cost and fair value at September 30, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$1,469	$1,493	$—	$—
Over 1 year through 5 years	12,862	13,208	10,060	10,394
Over 5 years through 10 years	31,008	32,397	—	—
Over 10 years	21,452	22,318	—	—
Mortgage-backed securities	137,019	144,197	—	—
Equity securities	626	609	—	—

	$204,436	$214,222	$10,060	$10,394

The Corporation realized gross gains of $17,000 through September 30, 2009 and $158,000 through September 30, 2008, respectively.

At September 30, 2009, and December 31, 2008, securities with a carrying value of $101,949,000 and $87,332,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

ASC Topic 820, Fair Value Measurements and Disclosures, is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased. The standard also includes guidance on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.

This guidance further clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Fair value measurement and disclosure guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy used at September 30, 2009, and December 31, 2008, are as follows:

Fair Value Measurements at September 30, 2009

In thousands	Basis	Total	Level 1	Level 2	Level 3
Securities available for sale	Recurring	$214,222	$609	$213,613	$—
Impaired loans	Non-recurring	5,698	—	—	5,698
Foreclosed real estate	Non-recurring	585	—	—	585
Loans held for sale	Non-recurring	285	—	—	285

Fair Value Measurements at December 31, 2008

In thousands	Basis	Total	Level 1	Level 2	Level 3
Securities available for sale	Recurring	$252,536	$879	$251,657	$—
Impaired loans	Non–recurring	2,966	—	—	2,966
Foreclosed real estate	Non–recurring	625	—	—	625
Loans held for sale	Non–recurring	969	—	—	969

Fair Value Measurements at September 30, 2008

In thousands	Basis	Total	Level 1	Level 2	Level 3
Securities available for sale	Recurring	$231,346	$1,070	$230,276	$—
Impaired loans	Non-recurring	6,006	—	—	6,006
Foreclosed real estate	Non-recurring	143	—	—	143
Loans held for sale	Non-recurring	304	—	—	304

The following table presents a reconciliation of impaired loans, foreclosed real estate, and loans held for sale measured at fair value, using significant unobservable inputs (Level 3) for the quarter ended September 30, 2009:

In thousands	Impaired Loans	Foreclosed Real Estate	Loans Held for Sale
Balance – January 1, 2009	$2,966	$625	$969
Charged off	—	—	—
Settled or otherwise removed from impaired status	—	(142)	—
Additions to impaired status	4,615	—	—
Payments made	(93)	—	—
Increase in valuation allowance	(1,790)	—	—
Loans transferred to foreclosed real estate	—	102	—
Loan originations	—	—	45,276
Loan sales	—	—	(45,960)
Balance – September 30, 2009	$5,698	$585	$285

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2009, and December 31, 2008:

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

Impaired Loans (Generally Carried at Fair Value)

Loans for which the Corporation has measured impairment are generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance.

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

Deposits (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Estimated fair values of financial instruments at September 30, 2009, and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$14,665	$14,665	$16,033	$16,033
Interest bearing deposits in banks	24,424	24,424	892	892
Investment securities:
Available for sale	214,222	214,222	252,536	252,536
Held to maturity	10,060	10,394	—	—
Loans held for sale	285	285	969	969
Loans, less allowance for loan losses	629,764	644,062	630,330	644,642
Accrued interest receivable	3,930	3,930	4,223	4,223
Restricted investment in bank stocks	9,170	9,170	9,170	9,170

Financial liabilities:
Deposits	$715,325	$718,154	$690,297	$699,513
Short-term borrowings	55,369	55,369	83,453	83,453
Long-term borrowings	95,396	98,741	106,951	112,017
Accrued interest payable	2,853	2,853	3,016	3,016

Off-balance sheet financial instruments	$—	$—	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referring to Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.

ASU 2009-05

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

The evaluation of securities for other-than-temporary impairment requires a significant amount of judgment. In estimating other-than-temporary impairment losses, management considers various factors including the length of time the fair value has been below cost, the financial condition of the issuer, and the Corporation’s intent to sell, or requirement to sell, the securities before recovery of its value. Declines in fair value that are determined to be other than temporary are charged against earnings.

ASC Topic 350, Intangibles – Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2008.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line methods over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2009, compared to quarter ended September 30, 2008

Executive Summary

Net income for the three months ended September 30, 2009, was $1,897,000 compared to $484,000 for the same quarter in 2008, an increase of $1,413,000 or 292%.  Earnings per share increased from $0.08 in 2008 to $0.32 in 2009.  Net interest income increased $649,000 or 9%; provision for loan losses decreased $2,400,000 or 67%; other income increased $20,000 or 1%; and, other expenses increased $916,000 or 14%.

Net Interest Income

Net interest income totaled $8,199,000 for the quarter ended September 30, 2009, compared to $7,550,000 for the same period in 2008, an increase of $649,000 or 9%. Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued weakness in broader financial markets.  Alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  At the end of the third quarter of 2009, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008.  Interest expense decreased $1,175,000 or 26%.  The lower funding costs were partially offset by lower interest income, which decreased $526,000 or 4%.  Interest income was lower as a result of investment securities paydowns that were not reinvested due to artificially low market rates resulting from Federal Reserve buying activities.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at subsequent rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2008, and filed with the SEC on March 13, 2009.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2009 was 3.46% compared to 3.18% during the same period in 2008.  Also comparing the third quarter of 2009 to 2008, the yield on interest earning assets decreased by 0.37% and the cost of interest bearing liabilities decreased by 0.65%.  The net interest margin was 3.68% for the third quarter of 2009 and 3.49% for the third quarter of 2008.  The net interest margin improvement was mainly a result of the cost of funding decreasing at a higher rate than the rate of change in the yield on assets due to timing of repricing, local market competition, and the steepening slope of the yield curve.

Average earning assets were $890,375,000 during the third quarter of 2009, an increase of $23,685,000 from the average for the third quarter of 2008.  Average interest bearing liabilities were $771,853,000 in the third quarter of 2009, an increase of $19,084,000 from the same quarter in 2008.

Provision for Loan Losses

The provision for loan losses was $1,200,000 in the third quarter of 2009 compared to $3,600,000 in the third quarter of 2008, a decrease of $2,400,000 or 67%. The decrease was a result of higher specific potential loss allocations and charge-offs experienced in the third quarter of 2008. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  A continued recession and specific potential loss allocations contributed to impaired loans remaining in the portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For the third quarter of 2009, the Corporation had net charge-offs of $67,000, as compared to net charge-offs of $319,000 for the third quarter of 2008.

Other Income

Total other income was $2,639,000 for the three months ended September 30, 2009, up $20,000, or 1%, from the third quarter of 2008.  Fees from deposit accounts and ATM/debit card revenue increased by $28,000, or 3%, due to higher volume and an increase in service fees charged. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $265,000 for the three months ended September 30, 2009, as compared to $275,000 during the third quarter of 2008, a 4% decrease as a result of less fees from estate settlements. Earnings on bank-owned life insurance declined by $2,000, or 1%, as a result of decreases in crediting rates. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc., increased revenue by $397,000 or 42%.  The increase was due to additional revenue from the two acquisition transactions late in 2008 offsetting generally lower commissions in a “soft” insurance market.  Gains on securities were $14,000 for the three months ended September 30, 2009, and $57,000 in the same period in 2008. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania.  Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision.  However, current market prices for these stocks are below the acquisition prices of these stocks.  A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired.  The Corporation took an impairment charge of $522,000 on these two equity securities held by the Corporation during the third quarter of 2009.  Other income in the quarter ended September 30, 2009, was positively impacted by increased fees related to higher residential mortgage loan volume.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $739,000, or 20%, when comparing the third quarter of 2009 to the same quarter a year ago.  Overall, the increase in salaries and employee benefits was the result of:

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

Net occupancy expense increased $28,000, or 5%, in part due to additional rental expense associated with the second office location for Russell Insurance Group, Inc. in Germantown, Maryland.  Equipment expense increased by $32,000, or 7%, as a result of higher maintenance contracts and depreciation on new technology purchases.

Professional services expense totaled $177,000 during the third quarter of 2009, as compared to $238,000 for the same period in 2008, a decrease of $61,000 or 26%.  This decrease was due in part from lower audit costs and a decreased use of consultants.

Marketing expense decreased by $133,000, or 55%, due to the continued execution of general budgeted reductions in such expenditures.  The Corporation continued to advertise its products and services and to promote its brand via marketing communications, but in a more targeted and limited manner than during the third quarter of 2008.

FDIC expense for the third quarter of 2009 was $294,000, an increase of $266,000 from the third quarter of 2008.  The much higher expense is required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks would prepay an estimated 3.25 years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.   Unlike special assessments, prepaid assessments would not immediately affect bank earnings. Each institution would record the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009, the date the payment would be made. As of December 31, 2009, and each quarter thereafter, each institution would record an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they currently do. They would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings; however, ACNB estimates that each quarter’s expense will approximate the 2009 third quarter expense in the foreseeable future.

Other operating expenses increased by $45,000, or 5%, in the third quarter of 2009, as compared to the third quarter of 2008.  Telecommunications, electronic banking, and loan collections expenses were among the higher other operating expenses in 2009.

Income Tax Expense

The Corporation recognized income taxes of $361,000, or 16% of pretax income, during the third quarter of 2009, as compared to an income tax benefit of $379,000 during the same period in 2008. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the third quarters ended September 30, 2009 and 2008, included historical and low-income housing tax credits of $170,000 and $172,000, respectively.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

Executive Summary

Net income for the nine months ended September 30, 2009, was $5,447,000 compared to $5,022,000 for the same period in 2008, an increase of $425,000 or 8%.  Earnings per share increased from $0.84 in 2008 to $0.92 in 2009.  Net interest income increased $2,541,000 or 12%; provision for loan losses decreased $720,000 or 17%; other income increased $910,000 or 11%; and, other expenses increased $3,460,000 or 18%.

Net Interest Income

Net interest income totaled $24,038,000 for the nine months ended September 30, 2009, compared to $21,497,000 for the same period in 2008, an increase of $2,541,000 or 12%.  Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued weakness in broader financial markets.  At the end of the first nine months of 2009, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate to a range of 0% to 0.25%.  In addition, after experiencing loss of principal in equity investments, ACNB customers perhaps valued local institutions and FDIC protection over yield on their funds allocated to bank deposits, thereby lowering the cost of funds despite the increase in volume.  Interest expense decreased $3,849,000 or 27%.  The decreased funding costs were partially offset by lower interest income, which decreased $1,308,000 or 4%.  Interest income was lower as a result of investment securities maturities that were not reinvested due to unfavorable market conditions.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at various rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2008, and filed with the SEC on March 13, 2009.

The net interest spread for the first nine months of 2009 was 3.43% compared to 3.07% during the same period in 2008.  Also comparing the first nine months of 2009 to 2008, the yield on interest earning assets decreased by 0.38%, primarily due to rates resetting and new loan origination at lower rates, and the cost of interest bearing liabilities decreased by 0.74%.  The net interest margin was 3.66% for the first nine months of 2009 and 3.39% for the first nine months of 2008.

Average earning assets were $885,159,000 during the first nine months of 2009, an increase of $32,375,000 from the average for the first nine months of 2008.  The increase in earning assets is a result of increases in local funding sources.  Average interest bearing liabilities were $771,763,000 in the first nine months of 2009, an increase of $26,328,000 from the same nine months in 2008.  Expansion of experienced lending staff, access to funding at favorable rates, and the local market that preferred dealing with a stable local institution were all factors in the increase in earning assets and in local funding sources between the two periods.

Provision for Loan Losses

The provision for loan losses was $3,550,000 in the first nine months of 2009 compared to $4,270,000 in the first nine months of 2008. The decrease was a result of higher specific potential loss allocations and charge-offs experienced in the third quarter of 2008.  Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  A continued recession and specific potential loss allocations contributed to impaired loans remaining in the portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  For the first nine months of 2009, the Corporation had net recoveries of $51,000, as compared to net charge-offs of $500,000 for the first nine months of 2008.

Other Income

Total other income was $8,850,000 for the nine months ended September 30, 2009, up $910,000, or 11%, from the first nine months of 2008.  Fees from deposit accounts and ATM/debit card revenue increased by $136,000, or 6%, due to higher volume and an increase in service fees charged. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $761,000 for the nine months ended September 30, 2009, as compared to $804,000 during the first nine months of 2008, a 5% decrease as a result of fewer estate settlements. Earnings on bank-owned life insurance decreased by $22,000, or 3%, as a result of lower crediting rates. The Corporation’s subsidiary, Russell Insurance Group, Inc., experienced a revenue increase of $1,165,000 or 38%.  The increase was due to additional revenue from the two acquisition transactions late in 2008 and varying amounts of “contingent” commissions. The “contingent” or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with state insurance regulations. Currently, insurance revenue is negatively impacted by a “soft” insurance market with lower premium rates and commercial customers scaling back operations or exiting business due to the recession.  Gains on securities were $17,000 for the nine months ended September 30, 2009, compared with a gain of $158,000 in the same period in 2008. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania.  Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision.  However, current market prices for these stocks are below the acquisition prices of these stocks.  A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than- temporarily impaired.  The Corporation took an impairment charge of $522,000 on these two equity securities held by the Corporation during the third quarter of 2009.  Other income was positively impacted by increased fees related to higher residential mortgage loan volume.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $2,390,000, or 22%, when comparing the first nine months of 2009 to the same period a year ago.  Overall, the increase in salaries and employee benefits was the result of:

•                  Normal merit and promotion increases to employees; and,

•                  A change in the mix of employees that included three new commercial lenders, two new Senior Vice Presidents, and a new Executive Vice President that were hired during the second half of 2008 and in the first quarter of 2009.

Also contributing to increased compensation expense was significantly higher defined benefit pension expense of $846,000 due to the decreased fair value of plan assets.  The decline in the fair value of plan assets resulted from 2008 investment performance related to severe downturns in the broad financial markets.

Net occupancy expense increased by $75,000, or 5%, when comparing the first nine months of 2009 to the same period a year ago due to a new insurance agency location in Maryland and a loan production facility in Pennsylvania.  Equipment expense increased by $176,000, or 12%, as a result of maintenance and depreciation of new technology purchases.

Professional services expense totaled $608,000 during the first nine months of 2009, as compared to $704,000 for the same period in 2008, a decrease of $96,000 or 14%.  The decrease was due in part to higher costs in 2008 to conduct due diligence on insurance acquisitions and to wind down a tax and accounting services practice.  Other tax expense decreased due to a refund of sales and use tax recognized in 2009.  Marketing expense decreased by $443,000, or 57%, due to the execution of general budgeted reductions in such expenditures for 2009.

FDIC expense for the first nine months of 2009 was $1,460,000, an increase of $1,393,000.  The much higher expense is required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks would prepay an estimated 3.25 years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.   Unlike special assessments, prepaid assessments would not immediately affect bank earnings. Each institution would record the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009, the date the payment would be made. As of December 31, 2009, and each quarter thereafter, each institution would record an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they currently do. They would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings; however, ACNB estimates that each quarter’s expense will approximate the 2009 third quarter expense in the foreseeable future.

Other operating expenses increased $48,000, or 2%, in the first nine months of 2009, as compared to the first nine months of 2008. Telecommunications, electronic banking, and loan collections expenses were among the higher other operating expenses in 2009.

Income Tax Expense

The Corporation recognized income taxes of $1,048,000, or 16%, of pretax income, during the first nine months of 2009, as compared to $762,000, or 13% of pretax income, during the same period in 2008. The increase in the effective tax rate is attributable to tax-exempt income comprising a lower percentage of pretax income in 2009 versus 2008.  The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the nine months ended September 30, 2009 and 2008, included historical and low-income housing tax credits of $509,000 and $516,000, respectively.

FINANCIAL CONDITION

Assets totaled $968,034,000 at September 30, 2009, compared to $976,679,000 at December 31, 2008, and $936,698,000 at September 30, 2008. Average earning assets during the nine months ended September 30, 2009, increased to $885,159,000 from $852,784,000 during the same period in 2008. Average interest bearing liabilities increased in 2009 to $771,763,000 from $745,435,000 in 2008.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity.  The contraction in the securities portfolio during 2009 and 2008 was designed to fund increased lending in the earning asset mix, but was also a result of relatively low yields available on investments within the credit quality and interest rate sensitivity targets of ACNB.  The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities.  These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At September 30, 2009, the securities balance included a net unrealized gain of $6,459,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,796,000, net of taxes, at December 31, 2008. The increase in fair value of securities during 2009 was a result of change in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession is effecting the spread and currently generally increasing the value of the securities held by ACNB   Management conducted an evaluation for other-than-temporary impairment of investment securities in which the fair value is below the adjusted historical cost and identified the two equity securities held at the Corporation as other-than-temporarily impaired.  The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania.  Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision.  However, current market prices for these stocks are below the prices paid at the time of acquisition.  A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired. A charge against current earnings of $522,000 was taken in the third quarter of 2009 from a write-down in value of these securities.   Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 8 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $18,239,000, or 3%, from September 30, 2008, to September 30, 2009, and by $2,351,000, or 1%, from December 31, 2008, to September 30, 2009, demonstrating the marked slowdown in lending activity in recent quarters. The growth in loans is a result of ACNB’s strategy to increase loans by lending to support existing and new customers. Compared to

September 30, 2008, commercial loans decreased by approximately $3,000,000 or 1%. The commercial loan decline during this period was the result of reduced business activity in the market area that hindered new originations, as well as management’s decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to potential credit risk. Residential real estate mortgage lending increased by $23,000,000, or 9%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $23,000,000 increase, $3,600,000 was residential mortgage loans secured by junior liens.  Home equity loans, which are also in many cases junior liens, decreased by $1,700,000 because of refinancing into other ACNB lending products, competition from other financial institutions, and customers paying off debt in the uncertain job market and slow real estate market. Although there is no discernable difference in delinquency compared to first mortgage loans and there has been no actual losses on junior liens in recent ACNB history, junior liens inherently have more credit risk by virtue of the fact that another financial institution has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a prolonged economic downturn. Compared to December 31, 2008, commercial loans outstanding were down by 4% as the local economy slowed and the Corporation elected not to renew certain commercial loans.  The largest declines in this category were in loans classified as residential real estate construction loans and non-real estate secured commercial and industrial loans.   During the same nine-month period, 7% growth in residential mortgage loans resulted from refinancing from other financial institutions during periods of lower market rates.  Home equity loans declined by 6% in this nine-month period and other consumer loans were stable.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $79,500,000, or 12% of total loans, at September 30, 2009.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2009, was $10,994,000, or 1.72% of loans, as compared to $9,618,000, or 1.54% of loans, at September 30, 2008, and $7,393,000, or 1.16% of loans, at December 31, 2008. The ratio of non-performing loans plus foreclosed assets to total assets was 1.44% at September 30, 2009, as compared to 1.40% at September 30, 2008, and 1.06% at December 31, 2008.

Loans past due 90 days and still accruing were $1,951,000 and nonaccrual loans were $11,397,000 as of September 30, 2009, of which approximately 92% are secured by real estate.  Loans past due 90 days and still accruing were $1,544,000 at September 30, 2008, while nonaccruals were $11,404,000.  Loans past due 90 days and still accruing were $1,963,000 at December 31, 2008, while nonaccruals were $7,723,000.  Nonaccrual loans for the periods indicated are principally due to the following credits.  A commercial real estate loan in the amount of $2,400,000 was identified in the third quarter of 2008, for which further scheduled payments are unlikely in the absence of the sale of the underlying collateral.  This loan was added to nonaccrual in the third quarter of 2008.  Subsequent unit sales have reduced the outstanding balance to $1,900,000. In the third quarter of 2008, $2,300,000 in related start-up enterprise commercial loans were placed on nonaccrual status, and the specific loss allocation was increased by $955,000 when the loan became 90 days past due.  A charge-off in the fourth quarter of 2008 and subsequent payments have reduced the carrying balance to $1,200,000.  In addition, during the third quarter of 2008, a real estate development loan of $6,300,000 was placed on nonaccrual status and the specific loss allocation was increased by $2,500,000.  A charge-off in the fourth quarter of 2008 and subsequent payments have reduced the carrying balance to $3,600,000. As appropriate, new appraisals were obtained on certain credits and adjustments were made to the corresponding specific loss allocation.   In the second quarter of 2009, a $2,200,000 loan to a local development corporation was added to nonaccrual status when the loan matured with various sales agreements and grants still pending prior to any further development activity. Subsequent payment has reduced the carrying balance to $1,850,000. During the third quarter of 2009, $2,178,000 in loans to unrelated borrowers were placed on nonaccrual status including one residential mortgage with a balance of $957,000 which was included in loans past due 90 days as of June 30, 2009, two commercial mortgages secured by real estate with an aggregate balance of $528,000, and one unsecured drawn commercial line of credit with an outstanding balance of $100,000.  These nonaccrual loans for the third quarter of 2009 are all in the process of workout for collection purposes.

Impaired loans at September 30, 2009, totaled $11,830,000, of which $9,569,000 required a specific valuation allowance and $2,261,000 required no valuation allowance based on management’s estimate. The related allowance for loan losses totaled $3,871,000. Impaired loans at December 31, 2008, totaled $8,754,000.  Of this amount, $5,047,000 required a specific valuation allowance and $3,707,000 required no valuation allowance based on management’s estimate. The related allowance for loan losses totaled $2,081,000. The increase of $1,790,000 in related allowance for loan losses on impaired loans from December 31, 2008, to September 30, 2009, was mainly a result of the development loan and residential mortgage discussed above.   The decrease in impaired loans without a

provision from December 31, 2008, to September 30, 2009, was related to the $957,000 residential mortgage loan that did not have a valuation allowance at year-end 2008.

A summary of impaired loans at September 30, 2009, is as follows:  The Corporation has two unrelated impaired loans to two borrowers totaling $5,670,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan, which was extended by receipt of required payments in 2009, was placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan to sell individual units of the property.  The total specific valuation allowance on the two unrelated loans is $1,322,000, which is net of charge-offs of $2,765,000 taken in 2008.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.   Also included in other impaired loans are related term loans and a fully disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,186,000 with a specific valuation allowance of $709,000 which is net of a $1,000,000 charge-off taken in 2008.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are under a forbearance agreement and in nonaccrual status.  The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Commencement of liquidation will proceed if the terms of the forbearance agreement are not met. With regard to the impaired loans added in the second and third quarters of 2009, the local development corporation loan was originated in third quarter 2007 and totaled $2,172,000 which subsequently was paid down to $1,847,000.  The corresponding specific valuation allowance of $1,135,000 was based on cash flow projections from selling the real estate collateral that partially secures this loan.   A local credit relationship totaling $1,791,000 from 2004 includes both a commercial real estate loan and the $957,000 past due residential mortgage construction loan.  A specific allocation of $489,000 on the residential mortgage was based on the estimated cash from selling the incomplete construction and the specialty nature of the property.  Foreclosure will proceed if the mortgage loan is not brought current; however, the commercial real estate loan is current and does not have a specific valuation allowance. Other impaired loans totaled $1,336,000 at September 30, 2009, all of which were in nonaccrual status and in management’s estimate required $216,000 in valuation allowance.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year.  The results of this independent loan review are included in the systematic review of the loan portfolio.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The decrease in the provision for loan losses for 2009 compared to 2008 was a result of the measurement of the adequacy of the allowance for loan losses at each period end.  Reasons that the 2008 provision was higher include charge-offs, changes in allocations for specific loans, deteriorating local economic conditions, and continued growth in the loan portfolio during 2008 which caused the amounts assigned to homogeneous pools to increase.

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

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities with total deposits of $715,325,000 as of September 30, 2009. Deposits increased by $36,945,000, or 5%, from September 30, 2008, to September 30, 2009, and by $25,028,000, or 4%, from December 31, 2008, to September 30, 2009.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  The 2009 deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a recession economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings at the Federal Home Loan Bank (FHLB). Investment securities are pledged in sufficient amounts to collateralize these agreements.  As of September 30, 2009, short-term borrowings were $55,369,000, as compared to $83,453,000 at December 31, 2008, and $36,991,000 at September 30, 2008. Compared to year-end 2008, repurchase agreement balances were up $22,750,000 due to seasonal fluctuations in the business activities of ACNB’s commercial customer base; however, short-term FHLB borrowings declined $50,160,000 from investment security cash flow.  The increase from third quarter 2008 in short-term borrowings was due to an overall increase in repurchase agreement balances. Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $95,396,000 at September 30, 2009, versus $106,951,000 at December 31, 2008, and $132,027,000 at September 30, 2008. The Corporation decreased long-term borrowings by 11% since year-end 2008 from deposit growth and proceeds of investment security calls and paydowns.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $89,189,000 at September 30, 2009, compared to $84,439,000 at December 31, 2008, and $82,848,000 at September 30, 2008.  Stockholders’ equity increased in the first nine months of 2009 by $4,750,000 due to earnings retained in capital and an increase in accumulated other comprehensive gain due to the rise in the fair value of the investment portfolio less $286,000 in ACNB common stock purchased by the Corporation. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2009, ACNB earned $5,447,000 and paid dividends of $3,386,000 for a dividend payout ratio of 62%.  During the first nine months of 2008, ACNB earned $5,022,000 and paid dividends of $3,415,000 for a dividend payout ratio of 68%.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets. Management believes, as of September 30, 2009, that ACNB and its banking subsidiary met all capital adequacy requirements to which they are subject and are, therefore, categorized as “well-capitalized”.

Risk-Based Capital

ACNB’s capital ratios are as follows:

			To Be Well Capitalized
	September 30, 2009	December 31, 2008	Under Banking Regulation
Tier 1 leverage ratio (to average assets)	8.14%	7.96%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.11%	11.66%	6.00%
Total risk-based capital ratio	13.36%	12.81%	10.00%

In October 2008, the U.S. Department of Treasury announced a voluntary Capital Purchase Program under the Troubled Asset Relief Program (TARP), as authorized by the Emergency Economic Stabilization Act of 2008.   After evaluating the merits of participating in the TARP Capital Purchase Program, ACNB decided against applying for and participating in this voluntary program.  This decision was based principally upon the fact that the banking subsidiary was well capitalized, as well as the uncertainty of the potential requirements of the program.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2009, ACNB’s banking subsidiary had a borrowing capacity of approximately $291,846,000 from the FHLB, of which $199,846,000 was available.  During the past year, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh recently instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity by $71,380,000 as of September 30, 2009.   However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $55,030,000 and $32,285,000 at September 30, 2009, and December 31, 2008, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $4,461,000 at September 30, 2009.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At September 30, 2009, the Corporation had unfunded outstanding commitments to extend credit of approximately $128,324,000 and outstanding standby letters of credit of approximately $6,444,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, in October  2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.  In May 2009, this temporary increase in FDIC insurance to $250,000 per depositor was extended through December 31, 2013.

In October 2008, U.S. Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (TARP) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Also in October 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as for deposits in non-interest bearing transaction deposit accounts, under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for a 30-day period without charge, and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, the economy, or individual institutions, as well as the other difficulties described above, including the extreme levels of volatility and limited credit availability experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended September 30, 2009.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOTHING TO REPORT.

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2009.)

Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 28, 2008.)

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

ACNB CORPORATION (Registrant)

Date:	November 6, 2009	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)