Form 10-K
period 2009-12-31
ACNB CORP
filed 2010-03-12
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2009, was approximately $66,448,000.

         The number of shares of the registrant's common stock outstanding on March 5, 2010, was 5,928,343.

         Documents Incorporated by Reference

         Portions of the registrant's 2010 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or (ACNB)) is a $962 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, Adams County National Bank, with 21 retail banking offices in Adams, Cumberland and York Counties, as well as two loan production offices in York and Franklin Counties, Pennsylvania, as of December 31, 2009. The loan production office in Hanover, York County, opened in February 2009. The Corporation was formed in 1982, then became the holding company for Adams County National Bank in 1983.

        On January 5, 2005, ACNB Corporation completed the acquisition of Russell Insurance Group, Inc. (RIG) and RIG began to operate as a separate subsidiary of ACNB Corporation. In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 subject to performance criteria for the three-year period subsequent to the acquisition. Due to performance at a higher level than the performance criteria, the liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill. Payment was made in the second quarter of 2008 after it was ascertained that the performance criteria had been met for the full three-year period; after which, the total aggregate purchase price was $8,663,000. In addition, on November 9, 2007, the Corporation entered into another three-year employment contract with Frank C. Russell, Jr., President & Chief Executive Officer of RIG, effective as of January 1, 2008.

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

        ACNB's major source of operating funds is dividends that it receives from its subsidiary bank. ACNB's expenses consist principally of losses from low-income housing investments and interest paid on a term loan used to purchase RIG. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

        ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.

        The common stock of ACNB is listed on the Over The Counter Bulletin Board under the symbol ACNB.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

BANKING SUBSIDIARY

Adams County National Bank

        Adams County National Bank is a full-service commercial bank operating under charter from the Office of the Comptroller of the Currency. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2009, Adams County National Bank had total assets of $947 million, total loans of $647 million, and total deposits of $730 million.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2009, the Bank had fourteen branches in Adams County, three branches in York County, and three branches in Cumberland County, as well as a loan production office in both York County and Franklin County, Pennsylvania. Adams County National Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Internet and Telephone Banking. The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the Bank's deposits.

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

        A Trust is a legal fiduciary agreement whereby Adams County National Bank Trust Department is named as Trustee of financial assets. As Trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the Last Will and Testament of an individual constitutes another part of the Trust Department business. One purpose of having a Will is to name an Executor to settle an Estate. Adams County National Bank has the knowledge and expertise to act as Executor. Other services include, but are not limited to, services under Testamentary Trusts, Life Insurance Trusts, Charitable Remainder Trusts, Guardianships and Powers of Attorney.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc. (RIG), a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG, has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2009, totaled $12,744,000.

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2009, totaled $215,000.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources on the capital markets that exceed ACNB's availability. The increased competition has resulted from a changing legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet.

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

        The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

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

        EMERGENCY ECONOMIC STABILIZATION ACT OF 2008 AND AMERICAN RECOVERY AND REINVESTMENT ACT OF 2009 (EESA)—In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (Treasury) created the Troubled Asset Relief Program (TARP) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. In the fourth quarter of 2008, ACNB evaluated the merits of participating in the TARP Capital Purchase

Program and decided against making application for this voluntary program. For additional information please refer to the "Capital" section of the Management's Discussion and Analysis.

        As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program, but is considering continuing a similar program for banks under $10 billion in assets under a different program.

        The EESA, as amended, also included a provision for a temporary increase in FDIC insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, Congress extended the increased coverage until December 31, 2013. After that time, the per depositor coverage will return to $100,000.

Dividends

        ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB's subsidiary bank. Please refer to "Regulation of Bank" below.

Regulation of Bank

        The operations of the subsidiary bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The subsidiary bank's operations are also subject to regulations of the Office of the Comptroller of the Currency, Federal Reserve, and FDIC.

        The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the subsidiary bank's depositors rather than ACNB's stockholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council, or FFIEC.

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

        FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991—Under the Federal Deposit Insurance Corporation Act of 1991, any depository institution, including the Bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

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

        BANK SECRECY ACT—Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000 and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the Bank Secrecy Act for failure to file a required report, for failure to supply information required by the Bank Secrecy Act, or for filing a false or fraudulent report.

        FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS—The subsidiary bank is subject to deposit insurance assessments by the FDIC. The assessments are based on the risk classification of the depository institutions. The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000, and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution records the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter. If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

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

EMPLOYEES

        As of December 31, 2009, ACNB had 278 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2009, approximately 41% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB'S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.

        ACNB maintains an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on ACNB's financial condition and results of operations.

COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB'S PROFITABILITY.

        ACNB's banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, mortgage banking companies, and other lenders. Many of its competitors enjoy advantages, including greater financial resources with higher lending limits, wider geographic presence, more branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. This competition could reduce the Corporation's net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

        In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB's competitors enjoy advantages, including greater financial resources, wider geographic presence, more aggressive marketing campaigns, better brand recognition, more branch office locations and the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the subsidiary's ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

        ACNB's banking subsidiary also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, and governmental organizations which may offer more favorable terms. Some of its nonbank competitors are not subject to the same extensive regulations that govern ACNB's banking operations. As a result, such nonbank competitors may have advantages over ACNB's banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share, and adversely affect its earnings and financial condition.

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

        ACNB is a financial holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures, and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that ACNB will generate adequate cash flow to pay dividends in the future. ACNB's failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because of their skills, knowledge of ACNB's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers—its President & Chief Executive Officer, Executive Vice President & Secretary, Executive Vice President, Treasurer & Chief Financial Officer, and the President & Chief Executive Officer of RIG.

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

ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.

        ACNB is subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank and financial holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB's financial condition and results of operations.

        Like other financial holding companies and financial institutions, ACNB must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, ACNB is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports.

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. ACNB has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose ACNB to credit risk in the event of a default by a counterparty or client. In addition, ACNB's credit risk may be exacerbated when the collateral held by ACNB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to ACNB. Any such losses could have a material adverse effect on ACNB's financial condition and results of operations.

MARKET VOLATILITY MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB'S LIQUIDITY AND FINANCIAL CONDITION.

        The capital and credit markets have been experiencing extreme volatility and disruption. Over the last two years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the market disruption and volatility returns, there can be no assurance that ACNB will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

ACNB MAY NEED OR BE COMPELLED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHICH COULD DILUTE SHAREHOLDERS OR BE UNAVAILABLE WHEN NEEDED OR AT UNFAVORABLE TERMS.

        ACNB's regulators may require it to increase its capital levels. If ACNB raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on ACNB's stock price. New investors may also have rights, preferences and privileges senior to ACNB's current shareholders, which may adversely impact its current shareholders. ACNB's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, ACNB cannot be assured of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If ACNB cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect ACNB's operations, financial condition, and results of operations.

ACNB'S FUTURE ACQUISITIONS COULD DILUTE SHAREHOLDER OWNERSHIP AND MAY CAUSE IT TO BECOME MORE SUSCEPTIBLE TO ADVERSE ECONOMIC EVENTS.

        ACNB may use its common stock to acquire other companies or make investments in banks and other complementary businesses in the future. ACNB may issue additional shares of common stock to pay for future acquisitions, which would dilute current investors' ownership interest in ACNB. Future business acquisitions could be material to ACNB, and the degree of success achieved in acquiring and integrating these businesses into ACNB could have a material effect on the value of ACNB's common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, ACNB could become more susceptible to economic downturns and competitive pressures.

IF ACNB CONCLUDES THAT THE DECLINE IN VALUE OF ANY OF ITS INVESTMENT SECURITIES IS OTHER-THAN-TEMPORARY IMPAIRMENT, ACNB IS REQUIRED TO WRITE DOWN THE VALUE OF THAT SECURITY THROUGH A CHARGE TO EARNINGS.

        ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is other-than-temporary impairment. If ACNB determines that the decline is other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of a security in ACNB's investment portfolio and/or a prolonged price decline may result in ACNB's conclusion in future periods that an impairment is other-than-temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other-than-temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

ACNB IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING ACTIVITIES.

        A significant portion of ACNB's banking subsidiary loan portfolio is secured by real property. During the ordinary course of business, ACNB may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, ACNB may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require ACNB to incur substantial expense and may materially reduce the affected property's value or limit ACNB's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase ACNB's exposure to environmental liability. Although ACNB has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on ACNB's financial condition and results of operations.

THE SEVERITY AND DURATION OF THE CURRENT RECESSION AND THE COMPOSITION OF THE BANKING SUBSIDIARY'S LOAN PORTFOLIO COULD IMPACT THE LEVEL OF LOAN CHARGE-OFFS AND THE PROVISION FOR LOAN LOSSES AND MAY AFFECT ACNB'S NET INCOME OR LOSS.

        Lending money is a substantial part of ACNB's business through its banking subsidiary. However, every loan ACNB makes carries a certain risk of non-payment. ACNB cannot assure that its allowance for loan losses will be sufficient to absorb actual loan losses. ACNB also cannot assure that it will not experience significant losses in its loan portfolios that may require significant increases to the allowance for loan losses in the future.

        Although ACNB evaluates every loan that it makes against its underwriting criteria, ACNB may experience losses by reasons of factors beyond its control. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of ACNB's borrowers.

        ACNB determines the adequacy of its allowance for loan losses by considering various factors, including:

  •
  An analysis of the risk characteristics of various classifications of loans;

  •
  Previous loan loss experience;

  •
  Specific loans that would have loan loss potential;

  •
  Delinquency trends;

  •
  Estimated fair value of the underlying collateral;

  •
  Current economic conditions;

  •
  The views of ACNB's regulators;

  •
  Reports of internal auditors;

  •
  Reports of external auditors;

  •
  Reports of loan reviews conducted by independent organizations; and,

  •
  Geographic and industry loan concentration.

        Local economic conditions could impact the loan portfolios of ACNB. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could further weaken the economies of the communities ACNB serves. Weakness in the market areas served by ACNB could depress the Company's earnings and consequently its financial condition because:

  •
  Borrowers may not be able to repay their loans;

  •
  The value of the collateral securing ACNB's loans to borrowers may decline; and,

  •
  The quality of ACNB's loan portfolio may decline.

        Although, based on the aforementioned procedures implemented by ACNB, management believes the current allowance for loan losses is adequate, ACNB may have to increase its provision for loan losses should local economic conditions deteriorate which could negatively impact its financial condition and results of operation.

CHANGES IN REAL ESTATE VALUES MAY ADVERSELY IMPACT ACNB'S BANKING SUBSIDIARY LOANS THAT ARE SECURED BY REAL ESTATE.

        A significant portion of ACNB's banking subsidiary loan portfolio consists of residential and commercial mortgages secured by real estate. These properties are concentrated in Adams County, Pennsylvania. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, and acts of nature. If real estate prices decline, particularly in ACNB's market area, the value of the real estate collateral securing ACNB's loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on ACNB's financial performance.

ACNB'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY.

        ACNB relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in ACNB's customer relationship management, general ledger, deposit, loan and other systems. While ACNB has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of ACNB's information systems could damage ACNB's reputation, result in a loss of customer business, subject ACNB to additional regulatory scrutiny, or expose ACNB to civil litigation and possible financial liability, any of which could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB CONTINUALLY ENCOUNTERS TECHNOLOGICAL CHANGE.

        The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. ACNB's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in ACNB's operations. Many of ACNB's competitors have substantially greater resources to invest in technological improvements. ACNB may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on ACNB's business and, in turn, ACNB's financial condition and results of operations.

FINANCIAL SERVICES COMPANIES DEPEND ON THE ACCURACY AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND COUNTERPARTIES.

        In deciding whether to extend credit or enter into other transactions, ACNB may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. ACNB may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on ACNB's business and, in turn, ACNB's financial condition and results of operations.

CONSUMERS MAY DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS.

        Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation", could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on ACNB's financial condition and results of operations.

THE CURRENT ECONOMIC DOWNTURN MAY CONTINUE TO ADVERSELY AFFECT SECONDARY SOURCES OF LIQUIDITY.

        In addition to primary sources of liquidity in the form of deposits and principal and interest payments on outstanding loans and investments, ACNB maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh, and third-party commercial banks. However, market liquidity conditions have been negatively impacted by the recent disruptions in the capital markets and could, in the future, have a negative impact on ACNB's secondary sources of liquidity.

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB'S BUSINESS.

        Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on ACNB's ability to conduct business. Such events could affect the stability of ACNB's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause ACNB to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on ACNB's business, which, in turn, could have a material adverse effect on ACNB's financial condition and results of operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Adams County National Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of twenty offices at December 31, 2009. All offices are located in Adams County with the exception of three offices located in Cumberland County and three offices located in York County. There are also loan production offices situated in Franklin and York Counties, Pennsylvania. Offices at fifteen locations are owned, while eight are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG has two leased offices located in Carroll County and Montgomery County Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2009, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or it's subsidiaries by governmental authorities.

ITEM 4—(REMOVED AND RESERVED)

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on the Over The Counter Bulletin Board under the symbol ACNB. At December 31, 2009 and 2008, there were 20,000,000 shares of common stock authorized, 5,990,943 shares issued, and 5,928,343 and 5,955,943 shares outstanding, respectively. As of December 31, 2009, ACNB had approximately 2,586 stockholders of record. At December 31, 2009 and 2008, there were 62,600 and 35,000 shares of treasury stock, respectively, purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the National Bank Act and the rules and regulations of the Office of the Comptroller of the Currency. Please refer to Notes J and N of the consolidated financial statements.

        On May 5, 2009 stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2009, there were no shares of common stock granted as restricted stock awards to either employees or directors.

        On May 5, 2009 stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2009, there were no issued or outstanding shares of preferred stock.

        There have been no unregistered sales of stock in 2009, 2008 or 2007.

        The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2009:
First Quarter	$12.48	$7.75	$0.19
Second Quarter	12.10	9.25	0.19
Third Quarter	13.60	11.40	0.19
Fourth Quarter	13.70	12.40	0.19
2008:
First Quarter	$15.75	$14.12	$0.19
Second Quarter	16.40	13.52	0.19
Third Quarter	16.40	14.50	0.19
Fourth Quarter	15.00	10.40	0.19

 Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ACNB Corporation	100.00	79.98	87.69	73.34	63.03	70.22
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
Mid-Atlantic Custom Peer Group*	100.00	100.01	102.06	95.05	75.16	70.20

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of December 26, 2009, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	Greater Hudson Bank N.A.	Middletown	NY
1st Constitution Bancorp	Cranbury	NJ	Hamlin Bank and Trust Company	Smethport	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Harbor Bankshares Corporation	Baltimore	MD
Absecon Bancorp	Absecon	NJ	Harford Bank	Aberdeen	MD
ACNB Corporation	Gettysburg	PA	Harvest Community Bank	Pennsville	NJ
Adirondack Trust Company	Saratoga Springs	NY	Herald National Bank	New York	NY
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Highlands State Bank	Vernon	NJ
Allegiance Bank of North America	Bala Cynwyd	PA	Hilltop Community Bancorp, Inc.	Summit	NJ
American Bank Incorporated	Allentown	PA	Honat Bancorp, Inc.	Honesdale	PA
AmeriServ Financial, Inc.	Johnstown	PA	Hopewell Valley Community Bank	Pennington	NJ
Annapolis Bancorp, Inc.	Annapolis	MD	Howard Bancorp, Inc.	Ellicott City	MD
Apollo Bancorp, Inc.	Apollo	PA	IBW Financial Corporation	Washington	DC
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	Jeffersonville Bancorp	Jeffersonville	NY
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Jonestown Bank and Trust	Jonestown	PA
Bank of Akron	Akron	NY	JTNB Bancorp, Inc.	Jim Thorpe	PA
Bank of Utica	Utica	NY	Juniata Valley Financial Corp.	Mifflintown	PA
Bay National Corporation	Lutherville	MD	Kinderhook Bank Corporation	Kinderhook	NY
BCB Bancorp, Inc.	Bayonne	NJ	Kish Bancorp, Inc.	Reedsville	PA
Berkshire Bancorp Inc.	New York	NY	Landmark Bancorp, Inc.	Pittston	PA
Bridge Bancorp, Inc.	Bridgehampton	NY	Liberty Bell Bank	Evesham	NJ
Brunswick Bancorp	New Brunswick	NJ	Luzerne National Bank Corporation	Luzerne	PA
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	Lyons Bancorp, Inc.	Lyons	NY
Carrollton Bancorp	Columbia	MD	Madison National Bancorp Inc.	Hauppauge	NY
CB Financial Corp	Rehoboth Beach	DE	Mainline Bancorp, Inc.	Ebensburg	PA

Company	City	State	Company	City	State
CB Financial Corp	Rehoboth Beach	DE	Manor Bank	Manor	PA
CB Financial Services, Inc.	Carmichaels	PA	Mars National Bank	Mars	PA
CBT Financial Corporation	Clearfield	PA	Maryland Bankcorp, Inc.	Lexington Park	MD
CCFNB Bancorp, Inc.	Bloomsburg	PA	Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
Cecil Bancorp, Inc.	Elkton	MD	Mercersburg Financial Corporation	Mercersburg	PA
Central Jersey Bancorp	Oakhurst	NJ	Mid Penn Bancorp, Inc.	Millersburg	PA
Chemung Financial Corporation	Elmira	NY	Mifflinburg Bank & Trust Company	Mifflinburg	PA
Chesapeake Bancorp	Chestertown	MD	MNB Corporation	Bangor	PA
Citizens Financial Services, Inc.	Mansfield	PA	Muncy Bank Financial, Inc.	Muncy	PA
Citizens National Bank of Meyersdale	Meyersdale	PA	National Bank of Coxsackie	Coxsackie	NY
Clarion County Community Bank	Clarion	PA	National Capital Bank of Washington	Washington	DC
Codorus Valley Bancorp, Inc.	York	PA	Neffs Bancorp, Inc.	Neffs	PA
Comm Bancorp, Inc.	Clarks Summit	PA	New Century Bank	Phoenixville	PA
CommerceFirst Bancorp, Inc.	Annapolis	MD	New Jersey Community Bank	Freehold	NJ
Commercial National Financial Corporation	Latrobe	PA	New Millennium Bank	New Brunswick	NJ
Community Bank of Bergen County	Maywood	NJ	New Tripoli Bancorp, Inc.	New Tripoli	PA
Community Bankers' Corporation	Marion Center	PA	New Windsor Bancorp, Inc.	New Windsor	MD
Community First Bancorp, Inc.	Reynoldsville	PA	Northumberland Bancorp	Northumberland	PA
Community National Bank	Great Neck	NY	Norwood Financial Corp.	Honesdale	PA
Community Partners Bancorp	Middletown	NJ	Old Line Bancshares, Inc.	Bowie	MD
Cornerstone Financial Corp.	Mount Laurel	NJ	Orange County Bancorp, Inc.	Middletown	NY
Country Bank Holding Company, Inc.	New York	NY	Parke Bancorp, Inc.	Sewell	NJ
County First Bank	La Plata	MD	Pascack Community Bank	Westwood	NJ
Damascus Community Bank	Damascus	MD	Patapsco Bancorp, Inc.	Dundalk	MD
Delaware Bancshares, Inc.	Walton	NY	Penn Bancshares, Inc.	Pennsville	NJ
Delhi Bank Corp.	Delhi	NY	Penns Woods Bancorp, Inc.	Williamsport	PA
Delmar Bancorp	Delmar	MD	Penseco Financial Services Corporation	Scranton	PA
Dimeco, Inc.	Honesdale	PA	Peoples Bancorp, Inc.	Chestertown	MD
DNB Financial Corporation	Downingtown	PA	Peoples Financial Services Corp.	Hallstead	PA
Eagle National Bancorp, Inc.	Upper Darby	PA	Peoples Limited	Wyalusing	PA
Easton Bancorp, Inc.	Easton	MD	PSB Holding Corporation	Preston	MD
Elmer Bancorp, Inc.	Elmer	NJ	Putnam County National Bank of Carmel	Carmel	NY
Emclaire Financial Corp.	Emlenton	PA	QNB Corp.	Quakertown	PA
Empire National Bank	Islandia	NY	Regal Bancorp, Inc.	Owings Mills	MD
ENB Financial Corp.	Ephrata	PA	Republic First Bancorp, Inc.	Philadelphia	PA
Enterprise Financial Services Group, Inc.	Allison Park	PA	Rising Sun Bancorp	Rising Sun	MD
Enterprise National Bank N.J.	Kenilworth	NJ	Riverview Financial Corporation	Halifax	PA
ES Bancshares, Inc.	Newburgh	NY	Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
Evans Bancorp, Inc.	Hamburg	NY	Scottdale Bank & Trust Company	Scottdale	PA
Farmers and Merchants Bank	Upperco	MD	Shore Community Bank	Toms River	NJ
Fidelity D & D Bancorp, Inc.	Dunmore	PA	Solvay Bank Corporation	Solvay	NY
First Bank	Williamstown	NJ	Somerset Hills Bancorp	Bernardsville	NJ
First Bank of Delaware	Wilmington	DE	Somerset Trust Holding Company	Somerset	PA
First Community Financial Corporation	Mifflintown	PA	Sterling Banks, Inc.	Mount Laurel	NJ
First Keystone Corporation	Berwick	PA	Steuben Trust Corporation	Hornell	NY
First National Bank of Groton	Groton	NY	Stewardship Financial Corporation	Midland Park	NJ
First Resource Bank	Exton	PA	Sussex Bancorp	Franklin	NJ
First State Bank	Cranford	NJ	Tri-County Financial Corporation	Waldorf	MD
Fleetwood Bank Corporation	Fleetwood	PA	Turbotville National Bancorp, Inc.	Turbotville	PA
FNB Bancorp, Inc.	Newtown	PA	UNB Corporation	Mount Carmel	PA
FNBM Financial Corporation	Minersville	PA	Union Bancorp, Inc.	Pottsville	PA
FNBPA Bancorp, Inc.	Port Allegany	PA	Union National Financial Corporation	Lancaster	PA
Fort Orange Financial Corp.	Albany	NY	Unity Bancorp, Inc.	Clinton	NJ
Franklin Financial Services Corporation	Chambersburg	PA	USA Bank	Port Chester	NY
Frederick County Bancorp, Inc.	Frederick	MD	VSB Bancorp, Inc.	Staten Island	NY
Glen Burnie Bancorp	Glen Burnie	MD	West Milton Bancorp, Inc.	West Milton	PA
Glenville Bank Holding Company, Inc.	Scotia	NY	Wilber Corporation	Oneonta	NY
GNB Financial Services, Inc.	Gratz	PA	Woodlands Financial Service Co	Williamsport	PA
Gotham Bank of New York	New York	NY

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2009	2008	2007	2006	2005
INCOME STATEMENT DATA
Interest income	$45,812	$47,921	$51,581	$48,287	$42,284
Interest expense	13,560	18,897	26,561	23,448	17,370

Net interest income	32,252	29,024	25,020	24,839	24,914
Provision for loan losses	4,750	5,570	500	870	516

Net interest income after provision for loan losses	27,502	23,454	24,520	23,969	24,398
Other income	11,703	10,438	10,364	9,912	8,885
Other expenses	30,629	26,071	25,030	24,666	24,497

Income before income taxes	8,576	7,821	9,854	9,215	8,786
Applicable income taxes	1,357	1,077	1,917	1,925	1,410

Net income	$7,219	$6,744	$7,937	$7,290	$7,376

BALANCE SHEET DATA (AT YEAR-END)
Assets	$961,904	$976,679	$926,665	$964,757	$945,136
Securities	219,929	252,536	290,496	352,797	367,878
Loans, net	632,706	630,330	542,354	518,843	489,008
Deposits	728,523	690,297	670,640	669,705	679,381
Borrowings	135,585	190,404	161,012	205,503	185,085
Stockholders' equity	88,303	84,439	85,130	77,304	74,010
COMMON SHARE DATA*
Earnings per share—basic	$1.22	$1.13	$1.32	$1.22	$1.23
Cash dividends paid	0.76	0.76	0.76	0.76	0.83
Book value per share	14.90	14.18	14.21	12.90	12.32
Weighted average number of common shares	5,936,001	5,988,525	5,990,943	5,990,943	5,990,943
Dividend payout ratio	62.50%	67.47%	57.52%	62.63%	67.07%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.75%	0.72%	0.81%	0.76%	0.79%
Return on average equity	8.34%	7.96%	9.83%	9.72%	10.03%
Average stockholders' equity to average assets	8.99%	9.10%	8.23%	7.82%	7.92%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	2.39%	1.52%	0.41%	0.79%	1.40%
Net charge-offs to average loans outstanding	0.03%	0.68%	0.00%	0.00%	0.00%
Allowance for loan losses to total loans	1.86%	1.16%	1.07%	1.03%	0.90%
Allowance for loan losses to non-performing loans	77.72%	76.33%	258.99%	130.42%	64.36%

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

          The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an allowance for loan losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period. The Corporation assesses the adequacy of its allowance on a quarterly basis. The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, Allowance for Loan Losses, in a subsequent section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The evaluation of securities for other-than-temporary impairment requires a significant amount of judgment. In estimating other-than-temporary impairment losses, management considers various factors including the length of time the fair value has been below cost, the financial condition of the issuer, and the Corporation's intent to sell, or requirement to sell, the securities before recovery of its value. Declines in fair value that are determined to be other than temporary are charged against earnings.

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2009. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2009 endured probably the most severe recession since World War II with credit markets and many financial institutions impaired. While remaining profitable and well capitalized, ACNB experienced continued expense elevated from the need to bolster the allowance for loan losses and from required FDIC deposit insurance premiums. Improved net interest income, however, resulted in increased net income to $7,219,000, or $1.22 per share, in 2009, compared to $6,744,000, or $1.13 per share, in 2008 and $7,937,000, or $1.32 per share, in 2007. Returns on average equity were 8.34%, 7.96% and 9.83% in 2009, 2008 and 2007, respectively.

        By actively managing funding costs, the Corporation's net interest margin increased on average to 3.64% in 2009, compared to 3.37% and 2.74% in 2008 and 2007, respectively. Net interest income was $32,252,000 in 2009, as compared to $29,024,000 in 2008 and $25,020,000 in 2007.

        Other income was $11,703,000, $10,438,000 and $10,364,000 in 2009, 2008 and 2007, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc.(RIG), which increased by 35% in 2009 with two new business purchases offsetting the effects of a soft insurance market as a result of lower premiums and reduced commercial insurance volume due to economic contractions. In 2009, a $17,000 net gain was recognized on investments compared to net gains of $159,000 in 2008 and $42,000 in 2007. The Corporation also took an impairment charge of $522,000 on two equity securities that were determined to be other-than-temporarily impaired in 2009. Income from fiduciary activities totaled $1,057,000 for 2009, as compared to $1,021,000 for 2008 and $906,000 for 2007. Trust fiduciary income benefited from strong organic growth in average assets under administration. Service charges on deposit accounts increased 5% to $2,402,000, and revenue from ATM and debit card transactions increased 5% to $1,002,000 on higher volume.

        Other expenses increased to $30,629,000, or by 17%, in 2009, as compared to $26,071,000 in 2008 and $25,030,000 in 2007. The largest component of other expenses is salaries and employee benefits, which increased 23% to $17,680,000 in 2009 compared to $14,401,000 in 2008, mainly as a result of the addition of new skilled staff and management. Occupancy and equipment expenditures increased 7% in 2009 compared to 2008 due to new office leases and depreciation and maintenance on technology assets. FDIC expense for 2009 was $1,743,000, an increase of $1,647,000 as compared to 2008. The much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors' accounts at failed banks during the severe recession. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2009			2008			2007
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$646,819	$35,626	5.51%	$594,678	$35,561	5.98%	$543,256	$35,740	6.58%
Taxable securities	186,403	8,620	4.62%	215,714	10,286	4.77%	322,839	13,670	4.23%
Tax-exempt securities	39,061	1,488	3.81%	47,814	1,790	3.74%	33,779	1,348	3.99%

Total Securities	225,464	10,108	4.48%	263,528	12,076	4.58%	356,618	15,018	4.21%
Other	13,829	78	0.56%	2,282	284	12.45%	12,484	823	6.59%

Total Interest Earning Assets	886,112	45,812	5.17%	860,488	47,921	5.57%	912,358	51,581	5.65%

Cash and due from banks	14,771			15,088			15,316
Premises and equipment	14,156			14,295			14,340
Other assets	57,393			48,265			43,823
Allowance for loan losses	(9,669)			(7,062)			(5,513)

Total Assets	$962,763			$931,074			$980,324

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$114,979	$139	0.12%	$109,478	$242	0.22%	$111,006	$600	0.54%
Savings deposits	205,899	885	0.43%	197,019	2,238	1.14%	202,774	3,840	1.89%
Time deposits	307,893	8,283	2.69%	296,511	10,707	3.61%	290,595	12,447	4.28%

Total Interest Bearing Deposits	628,771	9,307	1.48%	603,008	13,187	2.19%	604,375	16,887	2.79%
Short-term borrowings	46,885	331	0.71%	44,401	714	1.61%	78,139	3,216	4.12%
Long-term borrowings	101,260	3,922	3.87%	109,559	4,996	4.56%	128,173	6,458	5.04%

Total Interest Bearing Liabilities	776,916	13,560	1.75%	756,968	18,897	2.50%	810,687	26,561	3.28%

Non-interest bearing demand deposits	87,503			81,250			76,570
Other liabilities	11,814			8,174			12,344
Stockholders' equity	86,530			84,682			80,723

Total Liabilities and Stockholders' Equity	$962,763			$931,074			$980,324

NET INTEREST INCOME		$32,252			$29,024			$25,020

INTEREST RATE SPREAD			3.42%			3.07%			2.37%

NET INTEREST MARGIN			3.64%			3.37%			2.74%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees of $90,000, $98,000 and $19,000 as of December 31, 2009, 2008 and 2007, respectively, are included in interest income. Yields on tax-exempt securities are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2009, 2008 and 2007. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $32,252,000 in 2009, as compared to $29,024,000 in 2008 and $25,020,000 in 2007. During 2009, net interest income increased as a result of lower funding costs exceeding lower interest income due to market rate decreases and changes in the mix of various funding sources. In addition, a lower-spread leverage position of investment securities funded by wholesale borrowings was reduced. The increase in net interest income in 2008 was primarily related to a better mix and market-driven lower rates on funding. In addition, a negative spread on investment securities funded by higher rate wholesale borrowings was eliminated.

        The net interest margin during 2009 was 3.64% compared to 3.37% during 2008. The margin increased due to continued decreasing funding costs from market rate declines and the public's acceptance of lower rates in exchange for insured deposits. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and maintained it at 0% to 0.25% since that time. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit at the same time that rates were decreasing on borrowed funds; the result was a 0.75% decrease in funding costs. Reducing the benefit of a lower cost of funds in 2009 was earning asset yield declines in the loan portfolio as new originations were generated at lower rates and existing adjustable rate loans reset at lower rates based on declines in index rates. Maintaining net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and investment securities may continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors such as the widespread credit market turmoil that abated in 2009. The net interest margin during 2008 was 3.37% compared to 2.74% during 2007. In 2008, the margin increased due to decreasing funding costs from market rate declines and the public's preference for lower cost liquid, FDIC insured deposits in a period of widespread market turmoil.

        Average earning assets were $886,112,000 in 2009, an increase of 3.0% from the balance of $860,488,000 in 2008, which was a decrease from $912,358,000 in 2007. Loan growth in the first half of 2009 was responsible for the average increase in 2009 whereas, the second half of the year experienced slower growth as borrowers continued to contract operations. Investment securities were the primary contributor to the 2008 decrease as maturities were used to pay off borrowings to improve net interest income. Average interest bearing liabilities were $776,916,000 in 2009, up from $756,968,000 in 2008 after a decrease from $810,687,000 in 2007. On average, deposits were up 4.3%, while borrowings decreased by 3.8% from proceeds of the securities called in 2009. Lower-cost transaction and savings deposits grew faster than time deposits in 2009, continuing a trend started in 2008. This trend is attributed to depositors favoring liquidity in a generally low rate environment.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income change in 2009 was due to funding cost rate decreases exceeding earning assets rate decreases. The decrease in interest income was 62% less than the decrease in interest expense. Interest expense decreased due to less borrowed fund volume and rate decreases in all interest bearing liability categories. Likewise, negative volume and rate changes resulting in less interest expense in 2008 as compared to 2007 were only partially offset by decreased volume in securities assets and loan rate decreases from lower market rates in that year.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2009 versus 2008			2008 versus 2007
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$2,988	$(2,923)	$65	$3,226	$(3,405)	$(179)
Taxable securities	(1,363)	(303)	(1,666)	(4,951)	1,567	(3,384)
Tax-exempt securities	(333)	31	(302)	530	(88)	442

Total Securities	(1,696)	(272)	(1,968)	(4,421)	1,479	(2,942)
Other	283	(489)	(206)	(959)	420	(539)

Total	$1,575	$(3,684)	$(2,109)	$(2,154)	$(1,506)	$(3,660)

	2009 versus 2008			2008 versus 2007
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$12	$(115)	$(103)	$(8)	$(350)	$(358)
Savings deposits	97	(1,450)	(1,353)	(106)	(1,496)	(1,602)
Time deposits	397	(2,821)	(2,424)	249	(1,989)	(1,740)
Short-term borrowings	38	(421)	(383)	(1,038)	(1,464)	(2,502)
Long-term borrowings	(359)	(715)	(1,074)	(884)	(578)	(1,462)

Total	185	(5,522)	(5,337)	(1,787)	(5,877)	(7,664)

Change in Net Interest Income	$1,390	$1,838	$3,228	$(367)	$4,371	$4,004

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $4,750,000 in 2009, as compared to $5,570,000 in 2008 and $500,000 in 2007. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

        For additional discussion of the provision and the loans associated therewith, please refer to the "Asset Quality" section of this Management's Discussion and Analysis.

Other Income

        Other income was $11,703,000 for the year-ended December 31, 2009, a $1,265,000, or 12%, increase from 2008. The largest source of other income is commissions from insurance sales from RIG, which increased 35% to $5,484,000. The increase was due to additional revenue from two acquisition transactions late in 2008 and varying amounts of "contingent" commissions. The "contingent" or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Otherwise, the soft insurance market with lower premiums and the loss of commercial customers due to the recession continues to negatively impact revenue.

        In 2009, investment gains of $17,000 were recognized compared to a gain of $159,000 in 2008 and $42,000 in 2007. The higher 2008 gains were on sales of securities likely to be called in order to provide loan funding. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision. However, current market prices for these stocks are below the acquisition prices of these stocks. A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than- temporarily impaired. The Corporation took an impairment charge of $522,000 on these two equity securities held by the Corporation during the third quarter of 2009.

        Income from fiduciary activities, which includes fees from both institutional and personal trust and asset management services and estate settlement services, totaled $1,057,000 for the year-ended December 31, 2009, as compared to $1,021,000 for 2008 and $906,000 for 2007. At December 31, 2009, ACNB had total assets under administration of approximately $138,000,000, up 20% from $115,000,000 at the end of 2008 and $112,000,000 at the end of 2007. The increase in income was the result of higher average assets under management, net of lower estate settlement income in 2009 which varies with specific activity.

        Service charges on deposit accounts increased 5% to $2,402,000 on varying customer actions and rate increases. Revenue from ATM and debit card transactions increased 5% to $1,002,000 on higher volume. Income connected with selling mortgages increased $356,000 due to higher volume, and is included in the other category.

        Other income was $10,438,000 for the year-ended December 31, 2008, an increase of $74,000 compared to income of $10,364,000 during 2007. This increase was broad over a variety of sources with deposit service charges and fiduciary income rising, while mortgage related and insurance revenues were down in 2008.

Other Expenses

        Other expenses increased 17% to $30,629,000 for the year-ended December 31, 2009. The largest component of other expenses is salaries and employee benefits, which rose 23% to $17,680,000 compared to $14,401,000 in 2008. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  A change in the mix of employees that included three new commercial lenders, two new Senior Vice Presidents, and a new Executive Vice President that were hired during the second half of 2008 and in the first quarter of 2009;

  •
  normal merit, promotion and production-based incentive compensation earned by employees; and,

  •
  increased benefit plan costs, driven by medical and pension costs.

        Included in the benefit plan costs was significantly higher defined benefit pension expense of $1,128,000 due to the decreased fair value of plan assets in 2008. The decline in the fair value of plan assets resulted from investment performance related to severe downturns in the broad financial markets. The Corporation reduced the benefit formula for the defined benefit plan effective on January 1, 2010, in order to cost effectively manage its total benefit costs.

        Salaries and employee benefits increased 9% from 2007 to 2008. During this time period, benefit costs and salaries expense from the addition of more full-time equivalent employees was responsible for the increase.

        Net occupancy expense was $2,281,000 in 2009, $2,186,000 in 2008, and $2,232,000 in 2007. Equipment expense totaled $2,175,000 during 2009, as compared to $1,984,000 during 2008 and $2,214,000 during 2007. Occupancy and equipment expenses increased in 2009 due to an additional leased loan production office and technology upgrades. Equipment expenses are subject to ever increasing technology demands and the need for systems reliability in a digital age. The majority of the expense decrease in 2008 from 2007 was a result of leasing unused space to third parties and renegotiated outsourced vendor contracts.

        Professional services expense totaled $860,000 for 2009, as compared to $944,000 for 2008 and $824,000 for 2007. Renegotiated contracts lowered costs in 2009. Higher expenditures in 2008 included increased costs for SEC and other regulatory guidance (including that related to analysis of the Troubled Asset Relief Program). Other tax expenses decreased in 2009 due to refunds of sales taxes paid in prior years.

        Marketing expenses decreased 54% during 2009 due to the execution of general budgeted reductions in such expenditures. In 2008, marketing expenses were higher than in 2007 due to campaigns centered on brand awareness and product-specific promotional campaigns to demonstrate stability and independence, enhance market share, and take advantage of mergers impacting local competitors.

  •
  FDIC expense for 2009 was $1,743,000, an increase of $1,647,000 over 2008.

        The much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors' accounts at failed banks during the severe recession. At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid 3 years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied in the second quarter of 2009. The prepaid assessment did not immediately affect bank earnings. Each institution recorded its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. At December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this current plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

        Other operating expenses decreased 2% in 2009 as a result cost savings in discretionary expenditures, such as travel and entertainment. Other operating expenses increased in 2008 from 2007 mainly as a result of costs related to electronic delivery channels and corporate governance.

Income Tax Expense

        ACNB recognized income taxes of $1,357,000, or 15.8% of pretax income, during 2009, as compared to $1,077,000, or 13.8%, during 2008 and $1,917,000, or 19.5%, during 2007. The variances from the federal statutory rate are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).

        The increase in the effective tax rate during 2009 compared to 2008 was a result of pretax income in relationship to higher tax-exempt income in 2009. The effective tax rates for 2008 and 2007 were due to varying amounts of tax-exempt income. Pretax income increased in 2009 due to elements described above, particularly higher net interest income revenue.

        At December 31, 2009, net deferred tax assets amounted to $3,542,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings and capital gains will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

        Average earning assets increased in 2009 to $886,112,000, or by 3%, from $860,488,000 in 2008 following $912,358,000 in 2007. ACNB's investment portfolio decreased in 2009 and 2008 as a result of the planned objective to fund in-market loans and reduce average borrowings. Besides funds provided by investment pay-downs, growth in loans was funded by increased customer deposits Average deposits increased in 2009 to $716,274,000 from $684,258,000 in 2008 and $680,945,000 in 2007. Average borrowings decreased in 2009 to $148,145,000 from $153,960,000 in 2008 and $206,312,000 in 2007.

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

        At December 31, 2009, the securities balance included a net unrealized gain on available for sale securities of $4,206,000, net of taxes, versus a net unrealized gain of $3,796,000, net of taxes, at December 31, 2008. The increase in fair value of securities during 2009 and 2008 was a result of changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB. The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments. The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities' relationship to other benchmark quoted prices. The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare the pricing for reasonableness. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision. However, current market prices for these stocks are below the prices paid at the time of acquisition. A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired. A charge against current earnings of $522,000 was taken in the third quarter of 2009 to write-down the value of these securities. Please refer to Note C—"Securities" in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L—"Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information about fair value.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2009	2008	2007
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$24,328	$49,025	$99,827
Mortgage-backed securities	133,497	158,002	130,659
State and municipal	41,271	41,975	36,862
Corporate bonds	10,174	2,655	18,373
Stock in other banks	602	879	625

	209,872	252,536	286,346

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	10,057	—	—
Mortgage-backed securities	—	—	4,150

	10,057	—	4,150

TOTAL	$219,929	$252,536	$290,496

        Table 4 discloses investment securities at the scheduled maturity date. Many securities have call features that make them liable for redemption before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$—	—%	$20,616	3.53%	$11,502	5.46%	$2,056	5.50%	$34,174	4.30%
Mortgage-backed securities	10,262	3.89	—	—	37,181	4.78	80,630	4.67	128,073	4.64
State and municipal	—	—	2,589	3.92	19,082	3.96	19,052	3.99	40,723	3.97
Corporate bonds	1,480	0.47	8,479	6.41	—	—	—	—	9,959	5.53
Stock in other banks	—	—	—	—	—	—	627	—	627	—

	$11,742	3.46%	$31,684	4.34%	$67,765	4.66%	$102,365	4.53%	$213,556	4.48%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Loans outstanding increased by $6,964,000, or 1%, in 2009, as compared to 16% growth experienced in 2008, demonstrating the marked slowdown in lending activity in recent quarters. The lower growth was a result of increased in-market residential mortgage origination volume mostly offset by declines in commercial purpose loans. The commercial loan segments decreased 6% during 2009. The commercial loan decline during this period was the result of reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk. Residential real estate mortgage lending increased by $23,425,000, or 7%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $23,425,000 increase, $4,800,000 was residential mortgage loans secured by junior liens. Home equity loans, which are also in many cases junior liens, decreased by $2,400,000 because of refinancing into other ACNB lending products, competition from other financial institutions, and customers paying off debt in the uncertain job market and slow real estate market. Although there is no discernable difference in delinquency compared to first mortgage loans and there have been no actual losses on junior liens in recent ACNB history, junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a prolonged economic downturn.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$45,947	$59,861	$62,844	$41,770	$36,583
Real estate:
Commercial	181,055	173,926	127,465	116,347	103,501
Construction	37,966	48,958	38,370	41,675	31,907
Residential	365,341	341,916	310,459	313,424	311,865
Installment	14,378	13,062	9,064	11,002	9,608

Total Loans	$644,687	$637,723	$548,202	$524,218	$493,464

        The repricing range of the commercial-related loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$7,763	$21,627	$16,557	$45,947
Real estate:
Commercial	14,701	41,220	125,134	181,055
Construction	20,562	6,208	11,196	37,966

Total	$43,026	$69,055	$152,887	$264,968

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$12,778	$22,090	$11,079	$45,947
Real estate:
Commercial	37,947	108,119	34,989	181,055
Construction	21,279	10,304	6,383	37,966

Total	$72,004	$140,513	$52,451	$264,968

Loans with a fixed interest rate	$27,063	$22,392	$36,685	$86,140
Loans with a variable interest rate	44,941	118,121	15,766	178,828

Total	$72,004	$140,513	$52,451	$264,968

        Most of the Corporation's lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $81,300,000, or 13% of total loans, at December 31, 2009. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

        Although materially elevated from several years back, the unemployment rate in ACNB's market area remained below the state and national average during 2009. Additionally, reasonably low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2009, contraction in new residential real estate development/construction and general lower economic activity associated with the major recession slowed the Corporation's marketplace commercial activity.

        Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more, and other foreclosed assets. ACNB's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectability of additional interest. When management places a loan on nonaccrual status, it no longer recognizes interest income on the loans except in certain circumstances when cash payments are recognized as interest income. ACNB recognizes income on these loans only to the extent that it receives cash payments. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as restructured if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have conceded originally.

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2009	2008	2007	2006	2005
Nonaccrual loans	$13,308	$7,723	$854	$3,900	$7,354
Accruing loans 90 days past due	2,107	1,963	1,404	220	199

Total Non-Performing Loans	15,415	9,686	2,258	4,120	7,553

Foreclosed real estate	6,046	625	136	—	—

Total Non-Performing Assets	$21,461	$10,311	$2,394	$4,120	$7,553

Ratios:
Non-performing loans to total loans	2.39%	1.52%	0.41%	0.79%	1.40%
Non-performing assets to total assets	2.23%	1.06%	0.26%	0.43%	0.73%
Allowance for loan losses to non-performing loans	77.72%	76.33%	258.99%	130.46%	64.36%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $643,000 in 2009, $246,000 in 2008, and $38,000 in 2007. The increase in nonaccrual loans is discussed further below.

        Impaired loans at December 31, 2009 and 2008, totaled $13,308,000 and $9,234,000, respectively. Of that amount, $2,360,000 are troubled debt restructured loans, which are also classified as nonaccrual. The related allowance for loan losses totaled $3,947,000 and $2,081,000, respectively. The increase in impaired loans was mainly related to a local economic development project and smaller commercial real estate loans that developed financial stress during 2009. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans approximated $12,071,000 at December 31, 2009.

        Foreclosed real estate consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The fair value of $6,046,000 at December 31, 2009, represented three residential homes and two commercial use properties. One of these commercial use properties had a fair value of $5,200,000 and was collateral on a commercial loan in which the Corporation took a participation interest from another southcentral Pennsylvania bank. In the fourth quarter of 2009, the loan was accorded nonaccrual status when the borrower became delinquent and communicated that no further scheduled payments would be made. Subsequently, before the end of the quarter, the borrower executed a deed in lieu of foreclosure to the creditors. In addition to a current appraisal based on best use, a loan guarantee by a responsible organization is still in place. The fair value of $625,000 for foreclosed real estate at December 31, 2008, represented one residence and one commercial use property held in other real estate owned. The fair value of $163,000 at December 31, 2007, represented one commercial use property held in other real estate owned.

Allowance for Loan Losses

        ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio, and it is funded through a provision for loan losses charged to earnings. On a quarterly basis, ACNB utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan losses, historical experience, and qualitative factors. This methodology results in an allowance that is considered appropriate in light of the high degree of judgment required and that is prudent and conservative, but not excessive.

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

  •
  prevailing market conditions.

        If management determines that if loans are not impaired a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous five years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2009	2008	2007	2006	2005
Beginning balance	$7,393	$5,848	$5,375	$4,456	$3,938
Provision for loan losses	4,750	5,570	500	870	516
Loans charged-off:
Commercial, financial and agricultural	221	1,169	6	26	41
Real estate	64	2,815	—	—	4
Consumer	63	68	39	11	42

Total Loans Charged-Off	348	4,052	45	37	87

Recoveries:
Commercial, financial and agricultural	172	7	14	46	22
Real estate	—	—	—	—	54
Consumer	14	20	4	40	13

Total Recoveries	186	27	18	86	89

Net charge-offs (recoveries)	162	4,025	27	(49)	(2)

Ending balance	$11,981	$7,393	$5,848	$5,375	$4,456

Ratios:
Net charge-offs to average loans	0.03%	0.68%	—%	—%	—%
Allowance for loan losses to total loans	1.86%	1.16%	1.07%	1.03%	0.90%

Table 9—Allocation of the Allowance for Loan Losses

	2009		2008		2007		2006		2005
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$1,539	7.1%	$1,383	9.4%	$1,204	11.5%	$457	8.0%	$539	7.4%
Real estate:
Commercial	4,250	28.1	2,034	27.3	1,226	23.3	1,275	22.2	1,760	21.0
Construction	3,086	5.9	1,970	7.7	2,494	7.0	2,323	7.9	735	6.5
Residential	1,693	56.7	1,051	53.6	605	56.6	583	59.8	592	63.2
Consumer	403	2.2	325	2.0	207	1.6	228	2.1	369	1.9
Unallocated	1,010	N/A	630	N/A	112	N/A	509	N/A	461	N/A

Total	$11,981	100.0%	$7,393	100.0%	$5,848	100.0%	$5,375	100.0%	$4,456	100.0%

        The allowance for loan losses at December 31, 2009, was $11,981,000, or 1.86% of loans, as compared to $7,393,000, or 1.16% of loans, at December 31, 2008. The ratio of non-performing loans plus foreclosed assets to total assets was 2.23% at December 31, 2009, as compared to 1.06% at December 31, 2008.

        Loans past due 90 days and still accruing were $2,107,000 and nonaccrual loans were $13,308,000 as of December 31, 2009, of which approximately 94% are secured by real estate. Loans past due 90 days and still accruing were $1,963,000 at December 31, 2008, while nonaccruals were $7,723,000. Additional information on nonaccrual loans at December 31, 2009 and 2008 follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998–2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004–2007
Commercial & industrial	2	1,190	675	—	In market	2007

Total		$13,308	$3,947	$—

December 31, 2008
Residential real estate developments	2	$5,712	$1,398	$2,765	In market	2006
Owner occupied commercial real estate	2	741	—	—	In market	1998–2006
Commercial & industrial	1	1,270	683	1,000	In market	2007

Total		$7,723	$2,081	$3,765

        All nonaccrual impaired loans are to borrowers located within the market area served by of the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary between 1998 and 2008 for purposes listed in the classification in the table above.

        The Corporation has two unrelated impaired loans totaling $5,419,000 to finance residential real estate development projects in the Corporation's primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status. The loans have standard terms and conditions including repayment from the sales of the respective properties. Both loans were originated during the first half of 2006. One loan, while not matured, has been placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. The total specific valuation allowance on the two unrelated loans is $1,375,000 (which is net of charge-offs of $2,765,000 taken in 2008). The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.

        In the second quarter of 2009, a $2,200,000 loan to a local development corporation was added to nonaccrual status when the loan matured with various sales agreements and grants still pending prior to any further development activity. Subsequent payment has reduced the carrying balance to $1,848,000. The specific valuation allowance is $997,000 based on estimating the cash flow from the sale of the property for its highest and most likely use. Foreclosure processes commenced in the fourth quarter of 2009, and sheriff sale is expected in the first quarter of 2010 at which time it is likely ACNB will protect its interest with a fair value bid.

        Included in impaired commercial and industrial loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,095,000 with a specific valuation allowance of $675,000, which is net of a $1,000,000 charge-off taken in 2008. These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status. The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral. Commencement of liquidation will proceed if no further payments are made by the borrower.

        Owner occupied commercial real estate includes seven loan relationships totaling less than $1,000,000 each in outstanding balance in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. These loans were originated between 1998 and 2008. The two largest loans total $1,819,000 to unrelated business enterprises and each have fair values in excess of the loan amount. In general, these businesses have been affected by specific factors other than the current economic conditions and these factors were not known before the fourth quarter of 2009. Although included in the watchlist process, these loans only became delinquent and announced that further payments would not be made in the fourth quarter of 2009. The plan is to foreclose through the sheriff sale process in the first half of 2010 and subsequently market the real estate unless the loans are brought current. The other smaller loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. One loan has a specific allocation of $43,000 based on the fair value.

        Investment/rental commercial real estate includes three loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used for speculation, rental, or other non owner occupied uses. These loans were originated between 2004 and 2007. These loans were affected by the lack of borrower cash flow to continue to service the debt. The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful. Two loans in this category have a specific allocation totaling $857,000 based on the fair value.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The decrease in the provision for loan losses for 2009 compared to 2008 was a result of the measurement of the adequacy of the allowance for loan losses at each period-end. Reasons that the 2008 provision was higher include charge-offs, changes in allocations for specific loans, deteriorating local economic conditions, and continued growth in the loan portfolio during 2008 which caused the amounts assigned to homogeneous pools to increase.

        The allocation of the allowance for loan losses between the various loan categories is consistent with the change in estimated specific losses measured at each period-end and the historical net loss experience in each of the categories. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of this reserve also exists due to risk of error in the specific and general reserve allocations, as well as to allow for consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations, variances in management's assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time. The unallocated portion of the reserve has increased due to increased non-performing loans and the uncertain state of the local economy. While management believes ACNB's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management's assumptions as to future delinquencies or loss rates.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 4.7%, or $32,016,000, during 2009, as compared to 0.5% during 2008. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. The 2009 deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances. With continued low market interest rates in a recession economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2009, are summarized as follows:

In thousands
Three months or less	$13,243
Over three through six months	9,089
Over six through twelve months	22,669
Over twelve months	24,096

Total	$69,097

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and overnight borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB). As of December 31, 2009, short-term borrowings were $55,291,000, a decrease of $28,162,000, or 33.7%, from the December 31, 2008, balance of $83,453,000. Agreements to repurchase accounts are with the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2008, repurchase agreement balances were up $17,219,000, or 53.3%, due to seasonal fluctuations in the business activities of ACNB's commercial customer base and lower rates at competing similar types of investments. Short-term FHLB borrowings, however, declined $45,018,000 from investment security cash flow. Long-term borrowings consist primarily of longer-term advances from the FHLB; in addition, it includes a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $80,294,000 at December 31, 2009, versus $106,951,000 at December 31, 2008. The Corporation decreased long-term borrowings by 25% since year-end 2008 from deposit growth and proceeds of investment security calls and paydowns.

In thousands	2009	2008	2007
Amounts outstanding at end of year:
FHLB overnight advance	$5,150	$50,168	$390
Securities sold under repurchase agreements	49,504	32,285	29,928
Treasury tax and loan note	637	1,000	450

Total	$55,291	$83,453	$30,768

Dollars in thousands	2009	2008	2007
Average interest rate at year-end	0.45%	0.90%	2.66%
Maximum amount outstanding at any month-end	$55,379	$83,462	$119,765
Average amount outstanding	$46,885	$44,401	$78,139
Weighted average interest rate	0.71%	1.61%	4.12%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its "well capitalized" position. Total stockholders' equity was $88,303,000 at December 31, 2009, compared to $84,439,000 at December 31, 2008. Stockholders' equity increased during 2009 partially due to earnings retained in capital during 2009 and a decrease in accumulated other comprehensive loss resulting from the increase in value of the assets in the available for sale investment portfolio and the pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2009, ACNB retained $2,707,000, or 37%, of its net income, as compared to $2,194,000, or 33%, in 2008 and $3,371,000, or 42%, in 2007. As a result of implementing ASC Topic 715, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, a direct charge to retained earnings of $717,000 was made in 2008.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2009 and 2008, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no conditions or events since the notification that management believes have changed the banking subsidiary's category.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2009	2008	To be Well Capitalized under Banking Regulation
Tier 1 leverage ratio (to average assets)	8.05%	7.88%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	11.85%	11.62%	6.00%
Total risk-based capital ratio	13.11%	12.78%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N of the consolidated financial statements.

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

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2009, ACNB could borrow approximately $279,985,000 from the FHLB of which $197,385,000 was available. In the financial crisis that began in 2008, financial institutions experienced difficulties in bank-to-bank liquidity worldwide. ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity by $62,253,000 as of December 31, 2009. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $49,504,000 and $32,285,000 at December 31, 2009 and 2008, respectively.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary bank. The total amount of dividends that may be paid from the subsidiary bank to ACNB was $5,728,000 at December 31, 2009. For a discussion of ACNB's dividend restrictions, please refer to Item 1—"Business".

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2009:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$203,415	$87,353	$7,451	$—	$298,219
Short term borrowings	55,291	—	—	—	55,291
Long-term debt	20,429	30,947	9,078	19,840	80,294
Operating leases	427	634	603	506	2,170
Payments under benefit plans	86	240	266	3,338	3,930

Total	$279,648	$119,174	$17,398	$23,684	$439,904

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2009, the Corporation had unfunded outstanding commitments to extend credit of $137,642,000 and outstanding standby letters of credit of $6,197,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O of the consolidated financial statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        During 2009, the Financial Accounting Standards Board ("FASB") has issued new accounting pronouncements that may impact the Corporation's financial condition or results of operations when adopted. See Note A in the Notes to the Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2009, indicate that the Corporation would expect net interest income to increase over the next twelve months by 0.43% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 3.26% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. A decrease of 3.00% would create an environment in which deposit rates could not decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2008, exhibited higher liability sensitivity due to the varying mix of earning assets and liabilities, differing assumptions on prepayments, and sensitivity on non-maturity deposit products, as well as an interest rate environment in which larger rate declines could be accommodated.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2009, indicate that the net present value would decrease 4.00% assuming an upward shift in market interest rates of 3.00% and decrease 0.35% if rates shifted 1.00% in the same manner.

December 31, 2009		December 31, 2009
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(3.26)%	(300)	(2.58)%
(100)	(0.41)%	(100)	(1.19)%
—	—%	—	—%
100	(0.39)%	100	(0.35)%
300	0.43%	300	(4.00)%

December 31, 2008		December 31, 2008
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(4.31)%	(300)	(6.70)%
(100)	(0.78)%	(100)	(6.40)%
—	—%	—	—%
100	0.82%	100	4.30%
300	2.22%	300	(0.93)%

ITEM 8—FINANCIAL STATEMENTS

        (a)   The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A to the consolidated financial statements, ACNB Corporation changed its method of accounting for its deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements in 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 12, 2010

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands	2009	2008
ASSETS
Cash and due from banks	$17,875	$16,033
Interest bearing deposits with banks	6,263	892

Cash and Cash Equivalents	24,138	16,925
Securities available for sale	209,872	252,536
Securities held to maturity, fair value 2009 $10,334; 2008 $0	10,057	—
Loans held for sale	145	969
Loans, net of allowance for loan losses 2009 $11,981; 2008 $7,393	632,706	630,330
Premises and equipment	14,760	14,457
Restricted investment in bank stocks	9,170	9,170
Investment in bank-owned life insurance	26,408	25,297
Investments in low-income housing partnerships	4,391	4,737
Goodwill	5,972	5,972
Intangible assets	4,362	4,931
Foreclosed assets held for resale	6,046	625
Other assets	13,877	10,730

Total Assets	$961,904	$976,679

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$93,829	$82,486
Interest bearing	634,694	607,811

Total Deposits	728,523	690,297
Short-term borrowings	55,291	83,453
Long-term borrowings	80,294	106,951
Other liabilities	9,493	11,539

Total Liabilities	873,601	892,240

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343 shares outstanding at December 31, 2009 and 5,955,943 shares outstanding at December 31, 2008	14,977	14,977
Treasury stock, at cost (62,600 shares in 2009 and 35,000 shares in 2008)	(728)	(442)
Additional paid-in capital	8,787	8,787
Retained earnings	65,623	62,916
Accumulated other comprehensive loss	(356)	(1,799)

Total Stockholders' Equity	88,303	84,439

Total Liabilities and Stockholders' Equity	$961,904	$976,679

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2009	2008	2007
INTEREST INCOME
Loans, including fees	$35,626	$35,561	$35,740
Securities:
Taxable	8,620	10,286	13,670
Tax-exempt	1,488	1,790	1,348
Dividends	38	203	665
Other	40	81	158

Total Interest Income	45,812	47,921	51,581

INTEREST EXPENSE
Deposits	9,307	13,187	16,887
Short-term borrowings	331	714	3,216
Long-term borrowings	3,922	4,996	6,458

Total Interest Expense	13,560	18,897	26,561

Net Interest Income	32,252	29,024	25,020
PROVISION FOR LOAN LOSSES	4,750	5,570	500

Net Interest Income after Provision for Loan Losses	27,502	23,454	24,520

OTHER INCOME
Service charges on deposit accounts	2,402	2,284	2,110
Income from fiduciary activities	1,057	1,021	906
Earnings on investment in bank-owned life insurance	1,011	1,035	922
Gains on sales of securities	17	159	42
Impairment charges on equity securities	(522)	—	—
Service charges on ATM and debit card transactions	1,002	950	941
Commissions from insurance sales	5,484	4,077	4,283
Other	1,252	912	1,160

Total Other Income	11,703	10,438	10,364

OTHER EXPENSES
Salaries and employee benefits	17,680	14,401	13,251
Net occupancy	2,281	2,186	2,232
Equipment	2,175	1,984	2,214
Professional services	860	944	824
Other tax	665	774	666
Supplies and postage	688	800	794
Marketing	430	933	1,158
FDIC and regulatory	1,958	303	304
Intangible assets amortization	638	430	345
Other operating	3,254	3,316	3,242

Total Other Expenses	30,629	26,071	25,030

Income before Income Taxes	8,576	7,821	9,854
PROVISION FOR INCOME TAXES	1,357	1,077	1,917

Net Income	$7,219	$6,744	$7,937

PER SHARE DATA
Basic earnings	$1.22	$1.13	$1.32

Cash dividends declared	$0.76	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2009, 2008 and 2007

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE—JANUARY 1, 2007	$14,267	$—	$4,741	$62,845	$(4,549)	$77,304
5% stock dividend declared	710	—	4,046	(4,777)	—	(21)
Comprehensive income:
Net income	—	—	—	7,937	—	7,937
Other comprehensive income, net of taxes	—	—	—	—	4,476	4,476

Total Comprehensive Income						12,413

Cash dividends declared	—	—	—	(4,566)	—	(4,566)

BALANCE—DECEMBER 31, 2007	14,977	—	8,787	61,439	(73)	85,130
Adjustment to initially apply ASC Topic 715	—	—	—	(717)	—	(717)
Comprehensive income:
Net income	—	—	—	6,744	—	6,744
Other comprehensive loss, net of taxes	—	—	—	—	(1,726)	(1,726)

Total Comprehensive Income						5,018

Treasury stock purchased (35,000 shares)	—	(442)	—	—	—	(442)
Cash dividends declared	—	—	—	(4,550)	—	(4,550)

BALANCE—DECEMBER 31, 2008	14,977	(442)	8,787	62,916	(1,799)	84,439
Comprehensive income:
Net income	—	—	—	7,219	—	7,219
Other comprehensive income, net of taxes	—	—	—	—	1,443	1,443

Total Comprehensive Income						8,662

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)
Cash dividends declared	—	—	—	(4,512)	—	(4,512)

BALANCE—DECEMBER 31, 2009	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,219	$6,744	$7,937
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(502)	(203)	(332)
Earnings on investment in bank-owned life insurance	(1,011)	(1,035)	(922)
Impairment charges on equity securities	522	—	—
Gain on sales of securities	(17)	(159)	(42)
Depreciation and amortization	2,281	1,877	1,696
Provision for loan losses	4,750	5,570	500
Net amortization (accretion) of investment securities premiums (discounts)	(173)	(51)	360
Decrease (increase) in interest receivable	565	786	(256)
Increase (decrease) in interest payable	(924)	(1,285)	183
Mortgage loans originated for sale	(51,562)	(18,182)	(22,123)
Proceeds from loans sold to others	52,952	18,598	21,807
(Increase) decrease in other assets	(3,845)	1,716	(2,303)
Increase (decrease) in other liabilities	158	(1,943)	(1,994)

Net Cash Provided by Operating Activities	10,413	12,433	4,511

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	—	4,137	12,335
Proceeds from maturities of investment securities available for sale	71,407	93,714	192,813
Proceeds from sales of investment securities available for sale	2,956	26,936	11,024
Purchase of investment securities available for sale	(31,403)	(82,001)	(147,845)
Purchase of investments held to maturity	(10,064)	—	—
Net sale (purchase) of restricted investment in bank stocks	—	(125)	1,218
Net increase in loans	(12,762)	(94,171)	(24,147)
Purchase of bank-owned life insurance	(100)	—	(1,525)
Final purchase consideration—insurance subsidiary	—	(3,000)	—
Cash paid for insurance agency acquisitions, net of cash acquired	(43)	(3,022)	(637)
Investments in low-income housing partnerships	—	—	(131)
Capital expenditures	(1,951)	(1,382)	(1,133)
Proceeds from sale of property and foreclosed real estate	151	137	216

Net Cash Provided by (Used in) Investing Activities	18,191	(58,777)	42,188

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	11,343	5,294	2,273
Net increase (decrease) in time certificates of deposits and interest bearing deposits	26,883	14,363	(1,338)
Net increase (decrease) in short-term borrowings	(28,162)	52,685	(29,215)
Proceeds from long-term borrowings	14,000	47,000	55,000
Repayments on long-term borrowings	(40,657)	(70,293)	(70,276)
Dividends paid	(4,512)	(4,550)	(4,566)
Cash in lieu of fractional shares, stock dividend	—	—	(21)
Purchase of treasury stock	(286)	(442)	—

Net Cash Provided by (Used in) Financing Activities	(21,391)	44,057	(48,143)

Net Increase (Decrease) in Cash and Cash Equivalents	7,213	(2,287)	(1,444)
CASH AND CASH EQUIVALENTS—BEGINNING	16,925	19,212	20,656

CASH AND CASH EQUIVALENTS—ENDING	$24,138	$16,925	$19,212

Interest paid	$14,484	$20,182	$26,378

Income taxes paid	$2,700	$2,225	$1,625

Loans transferred to foreclosed real estate	$5,636	$625	$136

        The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, Adams County National Bank and Russell Insurance Group, Inc.(RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty-one retail banking locations in Adams, Cumberland and York Counties, Pennsylvania. There are also loan production offices situated in York and Franklin Counties, Pennsylvania.

        RIG is a full-service insurance agency, based in Westminster, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. In 2008, due to an agency acquisition, a second location of RIG was established in Germantown, Maryland.

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

Basis of Financial Statements

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

        Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the liability and expense for employee benefit obligations, the determination of other than temporary impairment on securities, and the potential impairment of goodwill and restricted stock.

        Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $138,000,000 and $115,000,000 at December 31, 2009 and 2008, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2009. The reclassification had no effect on net income.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within south central Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $81.3 million or 12.6% of total loans at December 31, 2009. These borrowers are geographically disbursed throughout ACNB's market place and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants, in aggregate management believes that these loans do not present any greater risk than commercial loans in general.

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

        Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the securities, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2009 and 2008, and consists of common stock the Federal Reserve Bank, Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB) stocks. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

        Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management's determination of

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank.

        Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of December 31, 2009. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2009, is no assurance that impairment may not occur.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

        Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation computed principally by the straight-line method over the assets' estimated useful lives.

Investments in Low-Income Housing Partnerships

        The Corporation's investments in low-income housing partnerships are accounted for using the "equity method" prescribed by ASC Topic 740. In accordance with ASC Topic 740, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

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

        ASC Topic 715, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation adopted this guidance on January 1, 2008, and recorded a cumulative effect adjustment of $717,000 as a reduction of retained earnings effective January 1, 2008. The Corporation incurred approximately $45,000 and $80,000 of expense in 2009 and 2008, respectively, related to this new accounting pronouncement.

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

Income Taxes

        The Corporation accounts for Income Taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes. On January 1, 2007, the Corporation adopted the recent accounting

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

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

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,936,001, 5,988,525 and 5,990,943 weighted average shares of common stock outstanding for 2009, 2008 and 2007, respectively. The weighted average shares have been retroactively adjusted to give effect to the 5% common stock dividends effective December 2007.

Advertising Costs

        Costs of advertising, which is included in marketing expenses, are expensed when incurred.

Intangible Assets

        The Corporation accounts for its acquisitions using the purchase accounting method required by ASC Topic 805, Business Combinations. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Generally, this results in a residual amount in excess of the net fair values, which is recorded as goodwill.

        ASC Topic 350, Goodwill and Other Intangible Assets, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2009. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
In thousands	2009	2008	2007
Unrealized holding gains arising during the period	$116	$4,775	$6,386
Reclassification adjustment for (gains) losses realized in net income	505	(159)	(42)

Net unrealized gains	621	4,616	6,344
Tax effect	211	(1,569)	(2,158)

	410	3,047	4,186

Change in pension liability	1,565	(7,232)	439
Tax effect	532	2,459	(149)

	1,033	(4,773)	290

Other Comprehensive Income (Loss)	$1,443	$(1,726)	$4,476

        The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE—DECEMBER 31, 2008	$3,796	$(5,595)	$(1,799)

Balance—December 31, 2009	$4,206	$(4,562)	$(356)

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (SFAS 168). SFAS No. 168 established the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative generally accepted accounting principles (GAAP) for nongovernmental entities. The Codification does not change GAAP. Instead, it took the thousands of individual pronouncements that currently comprise GAAP and reorganized them into approximately 90 accounting Topics, and displayed all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB suggests that all citations begin with "FASB ASC", where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009, are referred to as Accounting Standards Updates (ASU).

        In conjunction with the issuance of SFAS No. 168, the FASB also issued its first Accounting Standards Update No. 2009-1, Topic 105—Generally Accepted Accounting Principles (ASU 2009-1), which includes SFAS No. 168 in its entirety as a transition to the ASC. ASU 2009-1 was effective for interim and annual periods ending after September 15, 2009, and did not have an impact on the Corporation's financial position or results of operations but did change the referencing system for accounting standards.

        ASU 2009-05:    In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

  •
  A valuation technique that uses:

          a.     The quoted price of the identical liability when traded as an asset.

          b.     Quoted prices for similar liabilities or similar liabilities when traded as assets.

  •
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

        This guidance is effective January 1, 2010. The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

        ASU 2009-16:    In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.

        The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        This Update is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

        ASU 2009-17:    In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R).

        The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements.

        This Update is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

        ASU 2010-01:    In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505)—Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This Update codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.

        This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

        ASU 2010-06:    The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

  •
  A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and,

  •
  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

  •
  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and,

  •
  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

        ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2009 and 2008, compensating balances approximated $2,287,000 and $2,506,000, respectively. During 2009 and 2008, average required balances approximated $2,880,000 and $3,680,000, respectively.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2009 and 2008, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2009
U.S. Government and agencies	$24,117	$316	$105	$24,328
Mortgage-backed securities	128,073	5,489	65	133,497
State and municipal	40,723	631	83	41,271
Corporate bonds	9,959	215	—	10,174
Stock in other banks	627	—	25	602

	$203,499	$6,651	$278	$209,872

December 31, 2008
U.S. Government and agencies	$48,068	$957	$—	$49,025
Mortgage-backed securities	152,765	5,300	63	158,002
State and municipal	42,007	462	494	41,975
Corporate bonds	2,795	—	140	2,655
Stock in other banks	1,149	—	270	879

	$246,784	$6,719	$967	$252,536

SECURITIES HELD TO MATURITY
December 31, 2009
U.S. Government and agencies	$10,057	$277	$—	$10,334

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's gross unrealized losses and fair value related to investments, that management had determined are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2009
U.S. Government and agencies	$7,953	$105	$—	$—	$7,953	$105
Mortgage-backed securities	16,426	62	482	3	16,908	65
State and municipal	7,757	83	—	—	7,757	83
Stock in other banks	602	25	—	—	602	25

	$32,738	$275	$482	$3	$33,220	$278

December 31, 2008
Mortgage-backed securities	$592	$22	$14,695	$41	$15,287	$63
State and municipal	18,399	429	921	65	19,320	494
Corporate bonds	2,654	140	—	—	2,654	140
Stock in other banks	318	127	561	143	879	270

	$21,963	$718	$16,177	$249	$38,140	$967

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2009, two U.S. Government and agencies had unrealized losses, and none of the securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 2% of amortized cost.

        At December 31, 2009, six mortgage-backed securities had unrealized losses, and one of the securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 2% of amortized cost.

        At December 31, 2009, 17 state and municipal securities had unrealized losses, and none of the municipal securities had been in a continuous loss position for 12 months or more. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 5% of amortized cost and a majority had unrealized losses totaling less than 1% of amortized cost. Stock in other banks are investments in two local banks that had unrealized losses; however, their market value has diminished in line with other similar bank stocks because of the financial issues impacting larger banks.

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2009, management had not identified any securities with an unrealized loss that it intends to sell. In estimating other-than-temporary impairment losses on debt

NOTE C—SECURITIES (Continued)

securities, management considers (1) whether management intends to sell the securities, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

        The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision. However, current market prices for these stocks are below the prices paid at the time of acquisition. A review of the factors contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired. A charge against current earnings of $522,000 was taken in the third quarter of 2009 to write down the value of these securities, to their fair values.

        Amortized cost and fair value at December 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$1,480	$1,495	$—	$—
Over 1 year through 5 years	21,627	21,927	10,057	10,334
Over 5 years through 10 years	30,584	31,214	—	—
Over 10 years	21,108	21,137	—	—
Mortgage-backed securities	128,073	133,497	—	—
Equity securities	627	602	—	—

	$203,499	$209,872	$10,057	$10,334

        The Corporation realized gross gains of $75,000 during 2009, $172,000 during 2008, and $42,000 during 2007 and gross losses of $58,000 during 2009, $13,000 during 2008 and $0 during 2007 on sales of securities available for sale. State and municipal securities were sold at a loss in order to adjust the Corporation's interest rate sensitivity, reduce exposure to geographic locations, balance the mix with other investment types and to reduce risks related to insurance coverage.

        At December 31, 2009 and 2008, securities with a carrying value of $96,927,000 and $87,332,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

        Loans at December 31, were as follows:

In thousands	2009	2008
Commercial, financial and agricultural	$46,382	$60,237
Real estate:
Commercial	181,055	173,926
Construction	37,965	48,958
Residential	365,110	341,902
Consumer	14,378	13,062

Total Loans	644,890	638,085
Deferred loan fees and costs, net	(203)	(362)
Allowance for loan losses	(11,981)	(7,393)

Net Loans	$632,706	$630,330

        The Bank grants commercial, residential and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
In thousands	2009	2008	2007
Balance, beginning	$7,393	$5,848	$5,375
Provision charged to operations	4,750	5,570	500
Recoveries on charged-off loans	186	27	18
Loans charged-off	(348)	(4,052)	(45)

Balance, ending	$11,981	$7,393	$5,848

        Nonaccrual loans totaled $13,308,000 and $7,723,000 at December 31, 2009 and 2008, respectively. $2,360,000 of the 2009 nonaccrual balance are troubled debt restructured loans. Loans past due 90 days or more and still accruing totaled $2,107,000 and $1,963,000 at December 31, 2009 and 2008, respectively. If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $643,000 in 2009, $246,000 in 2008, and $38,000 in 2007.

        The following is a summary of information pertaining to impaired loans at December 31:

In thousands	2009	2008
Impaired loans with a valuation allowance	$8,394	$5,047

Impaired loans without a valuation allowance	$4,914	$4,187

Valuation allowance related to impaired loans	$3,947	$2,081

NOTE D—LOANS (Continued)

	Years Ended December 31,
In thousands	2009	2008	2007
Average investment in impaired loans	$11,245	$13,271	$13,847

Interest income recognized on impaired loans	$218	$607	$1,016

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2009	2008
Land	$1,323	$1,323
Buildings and improvements	15,680	15,539
Furniture and equipment	10,761	9,181
Fixed assets in process	257	226

	28,021	26,269
Accumulated depreciation	(13,261)	(11,812)

	$14,760	$14,457

        Depreciation expense was $ 1,644,000, $1,447,000 and $1,351,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2009 and 2008, the carrying value of these investments was approximately $4,391,000 and $4,737,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2009	2008
Non-interest bearing demand	$93,829	$82,486
Interest bearing demand	107,516	102,085
Savings	228,959	199,263
Time certificates of deposit less than $100,000	229,122	245,084
Time certificates of deposit greater than $100,000	69,097	61,379

	$728,523	$690,297

        Scheduled maturities of time certificates of deposit at December 31, 2009, were as follows:

Years Ending	In thousands
2010	$203,415
2011	63,523
2012	23,830
2013	5,262
2014	2,189

$298,219

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2016. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $489,000, $478,000 and $621,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2010	$427
2011	330
2012	304
2013	308
2014	295
Later years	506

$2,170

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expire at varying dates from 2010 to 2014. Most leases contain renewal provisions at the option of the lessees. Total rental income for these properties was $122,000, $118,000 and $23,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2009		2008
Dollars in thousands	Amount	Rate	Amount	Rate
Treasury tax and loan note	$637	0.00%	$1,000	0.00%
Federal Home Loan Bank (FHLB) overnight advance	5,150	0.62%	50,168	0.59%
Securities sold under repurchase agreements	49,504	0.44%	32,285	1.41%

	$55,291	0.45%	$83,453	0.90%

        Under an agreement with the FHLB, the Bank has a line of credit available in the amount of $100,000,000, of which $5,150,000 was outstanding at December 31, 2009. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $8,850,000 at December 31, 2009 and 2008. The Corporation also has lines of credit that total $20,000,000 with correspondent banks for overnight federal funds borrowings.

        The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities owned by the Corporation. The investment securities are under the control of the Corporation.

NOTE I—BORROWINGS (Continued)

        A summary of long-term debt as of December 31 is as follows:

	2009		2008
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2009	$—	—%	$35,000	4.45%
2010	20,000	3.15%	20,000	3.15%
2011	10,000	4.26%	5,000	4.26%
2012	10,000	4.41%	10,000	4.41%
2013	4,000	4.23%	4,000	4.23%
2014	4,000	4.51%	4,000	4.51%
2015	9,000	4.13%	4,000	4.68%
2016	4,000	4.78%	4,000	4.78%
2017	4,000	4.86%	4,000	4.86%
2018	2,000	5.11%	2,000	5.11%
FHLB convertible advance maturing 2012	10,000	4.27%	10,000	4.27%
Loan payable to local bank	3,294	6.50%	4,951	6.50%

	$80,294	4.17%	$106,951	4.31%

        The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $279,985,000 from the FHLB, of which $197,835,000 was available at December 31, 2009. The FHLB has the option to convert the $10,000,000 convertible advance but not before three-month LIBOR reaches 8%. Upon the FHLB's conversion, the Bank has the option to repay the respective advance in full.

        The loan payable to a local bank is payable in monthly installments of $52,569 and matures in January 2020. The loan is unsecured.

NOTE J—RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS AND ADVANCES

        Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2009, $5,728,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Under national banking laws, the Bank is also limited as to the amount it may loan to its affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2009, the maximum amount available for transfer from the Bank to the Corporation in the form of loans was approximately $8,841,000.

NOTE K—INCOME TAXES

        The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, are as follows:

In thousands	2009	2008	2007
Federal:
Current	$2,942	$885	$1,652
Deferred	(1,647)	144	192

	1,295	1,029	1,844
State:
Current	62	48	73

	$1,357	$1,077	$1,917

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Percentage of Income before Income Taxes
	2009	2008	2007
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.5%	0.4%	0.5%
Tax-exempt income	(6.9)%	(8.0)%	(5.1)%
Earnings on investment in life insurance	(4.0)%	(4.5)%	(3.2)%
Rehabilitation and low-income housing credits	(7.9)%	(8.8)%	(7.0)%
Other	0.1%	0.7%	0.3%

	15.8%	13.8%	19.5%

        The provision for federal income taxes includes $6,000, $54,000 and $14,000 of income taxes related to net gains on sales of securities in 2009, 2008 and 2007, respectively. Rehabilitation and low-income housing income tax credits were $679,000 during 2009 and $689,000 during 2008 and 2007. Projected credits are $578,000 in 2010, $556,000 in 2011, and $1,333,000 thereafter.

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2009	2008
Deferred tax assets:
Allowance for loan losses	$4,073	$2,531
Accrued deferred compensation	587	461
Pension	2,350	2,882
Deferred loan fees	69	148
Other than temporary impairment	178	—
Low income housing tax credit carryforward	80	—
Other	661	902

	7,998	6,924

NOTE K—INCOME TAXES (Continued)

In thousands	2009	2008
Deferred tax liabilities:
Available for sale securities	2,167	1,956
Prepaid benefit cost	1,444	1,439
Prepaid expenses	273	331
Accumulated depreciation	305	369
Goodwill/intangibles	267	191

	4,456	4,286

Net Deferred Tax Assets	$3,542	$2,638

        The Corporation has a federal tax credit carryforward related to low income housing credits that expires in 2029.

        The Corporation did not have any uncertain tax positions at December 31, 2009 and 2008. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal revenue Service are 2006 through 2008.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at December 31, 2009 and 2008 are as follows:

	Fair Value Measurements at December 31, 2009
In thousands	Basis	Total	Level 1	Level 2	Level 3
Securities available for sale	Recurring	$209,872	$602	$209,270	$—
Impaired loans	Non-recurring	4,447	—	—	4,447
Foreclosed real estate	Non-recurring	6,046	—	—	6,046
Loans held for sale	Non-recurring	145	—	—	145

	Fair Value Measurements at December 31, 2008
In thousands	Basis	Total	Level 1	Level 2	Level 3
Securities available for sale	Recurring	$252,536	$879	$251,657	$—
Impaired loans	Non-recurring	2,966	—	—	2,966
Foreclosed real estate	Non-recurring	625	—	—	625
Loans held for sale	Non-recurring	969	—	—	969

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents a reconciliation of impaired loans, foreclosed real estate, and loans held for sale measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31:

In thousands	Impaired Loans	Foreclosed Real Estate	Loans Held for Sale
Balance—January 1, 2009	$2,966	$625	$969
Gains on sales of loans	—	—	566
Write-down to fair value	—	(73)	—
Settled or otherwise removed from impaired status	(855)	(142)	—
Additions to impaired status	4,336	—	—
Payments made	(135)	—	—
Increase in valuation allowance	(1,865)	—	—
Loans transferred to foreclosed real estate	—	5,636	—
Loan originations	—	—	51,562
Loan sales	—	—	(52,952)

Balance—December 31, 2009	$4,447	$6,046	$145

In thousands	Impaired Loans	Foreclosed Real Estate	Loans Held for Sale
Balance—January 1, 2008	$12,257	$136	$1,175
Gains on sales of loans	—	—	210
Charged off	(3,765)	—	—
Settled or otherwise removed from impaired status	(6,012)	(136)	—
Payments made	(158)	—	—
Decrease in valuation allowance	644	—	—
Loans transferred to foreclosed real estate	—	625	—
Loan originations			18,182
Loan sales	—	—	(18,598)

Balance—December 31, 2008	$2,966	$625	$969

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 2009 and 2008:

Cash and Cash Equivalents (Carried at Cost)

        The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair value.

Securities

        The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the security's relationship to other benchmark quoted prices. The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.

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

Impaired Loans (Generally Carried at Fair Value)

        Loans for which the Corporation has measured impairment are generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less the valuation allowance.

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

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Off-Balance Sheet Credit-Related Instruments

        Fair values for the Corporation's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        Estimated fair values of financial instruments at December 31 were as follows:

	2009		2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$17,875	$17,875	$16,033	$16,033
Interest bearing deposits in banks	6,263	6,263	892	892
Investment securities:
Available for sale	209,872	209,872	252,536	252,536
Held to maturity	10,057	10,334	—	—
Loans held for sale	145	145	969	969
Loans, less allowance for loan losses	632,706	648,508	630,330	644,642
Accrued interest receivable	3,658	3,658	4,223	4,223
Restricted investment in bank stocks	9,170	9,170	9,170	9,170
Financial liabilities:
Deposits	728,523	732,089	690,297	699,513
Short-term borrowings	55,291	55,291	83,453	83,453
Long-term borrowings	80,294	83,305	106,951	112,017
Accrued interest payable	2,122	2,122	3,046	3,046
Off-balance sheet financial instruments	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

NOTE M—RETIREMENT PLANS (Continued)

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2009 and 2008.

In thousands	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$16,823	$15,712
Service cost	561	590
Interest cost	989	1,035
Actuarial loss	612	270
Benefits paid	(702)	(784)

Benefit obligation at end of year	18,283	16,823

Change in plan assets:
Fair value of plan assets at beginning of year	12,560	17,518
Actual return on plan assets	2,510	(5,424)
Employer contribution	1,250	1,250
Benefits paid	(702)	(784)

Fair value of plan assets at end of year	15,618	12,560

Funded Status, included in other liabilities	$(2,665)	$(4,263)

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$6,655	$8,170
Transition obligation	34	45
Prior service cost	224	263

Total included in accumulated other comprehensive loss (pretax)	$6,913	$8,478

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$436
Prior service cost	40
Net transition asset	12

$488

        The accumulated benefit obligation totaled $15,960,000 and $14,822,000 at December 31, 2009 and 2008, respectively.

        The components of net periodic benefit cost for the years ended December 31 are as follows:

In thousands	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$561	$590	$500
Interest cost	989	1,035	844
Expected return on plan assets	(964)	(1,597)	(1,182)
Recognized net actuarial loss	579	—	—
Amortization of transition asset	12	14	12
Amortization of prior service cost	39	46	40

Net Periodic Benefit Cost	$1,216	$88	$214

NOTE M—RETIREMENT PLANS (Continued)

        For the years ended December 31, 2009, 2008 and 2007, the assumptions used to determine the net periodic benefit cost are as follows:

	2009	2008	2007
Discount rate	6.00%	5.78%	5.78%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	3.58%	3.62%	3.66%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2009 and 2008, are as follows:

	2009	2008
Equity securities	53%	52%
Debt securities	43%	41%
Real estate	4%	7%

	100%	100%

        The Corporation's overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of assets types, fund strategies and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status and plan expense, and any applicable regulatory requirements. The weighted-average assets' allocation in the above table represents the Corporation's conclusion on the appropriate mix of investments. The specific investment vehicles are institutional separate accounts from a variety of fund managers which are regularly reviewed by the Corporation for acceptable performance.

        Equity securities included Corporation common stock in amounts of $664,000, 4% of total plan assets, and $596,000, 5% of total plan assets, at December 31, 2009 and 2008, respectively.

        Fair value measurements at December 31, 2009, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$8,234	$664	$7,570	$—
Debt securities	6,698	—	6,698	—
Real estate	686	—	228	458

        The following table summarizes the effect the Level 3 investments will have on the plan's current year financial activity:

In thousands	Real Estate
Balance—January 1, 2009	$671
Total gains or losses	(213)
Interest credited	—
Purchases, issuances, settlements	—

Balance—December 31, 2009	$458

        The Bank expects to contribute $1,250,000 to its pension plan in 2010. The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage

NOTE M—RETIREMENT PLANS (Continued)

total benefit costs. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit percentage factor and maximum years of service eligible were both reduced.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2010	$770
2011	840
2012	860
2013	880
2014	980
2015-2019	5,940

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the Plan were $435,000, $382,000 and $330,000 for 2009, 2008 and 2007, respectively.

        The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2009 and 2008 totaled $1,261,000 and $1,200,000, respectively. The annual expense included in salaries and benefits expense totaled $146,000, $166,000 and $138,000 during the years ended December 31, 2009, 2008 and 2007, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2009 and 2008, the cash surrender value of these policies was $4,074,000 and $3,915,000, respectively.

NOTE N—REGULATORY MATTERS

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2009, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

NOTE N—REGULATORY MATTERS (Continued)

        As of December 31, 2009, the most recent notification from the regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of Common Stock. As of March 12, 2010, no shares have been issued under the plan.

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
CORPORATION
As of December 31, 2009
Tier 1 leverage ratio (to average assets)	$78,308	8.20%	≥38,185	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	78,308	12.04	≥26,005	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	86,482	13.30	≥52,011	≥8.0	N/A	N/A
As of December 31, 2008
Tier 1 leverage ratio (to average assets)	$75,157	7.96%	≥37,776	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	75,157	11.66	≥25,781	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	82,550	12.81	≥51,562	≥8.0	N/A	N/A
BANK
As of December 31, 2009
Tier 1 leverage ratio (to average assets)	$76,426	8.05%	≥37,999	≥4.0%	≥47,498	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	76,426	11.85	≥25,800	≥4.0	≥38,699	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	84,537	13.11	≥51,599	≥8.0	≥64,499	≥10.0
As of December 31, 2008
Tier 1 leverage ratio (to average assets)	$74,315	7.88%	≥37,735	≥4.0%	≥47,168	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	74,315	11.62	≥25,575	≥4.0	≥38,363	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	81,708	12.78	≥51,150	≥8.0	≥63,938	≥10.0

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2009 and 2008, for guarantees under standby letters of credit issued is not material.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2009	2008
Commitments to extend credit	$137,642	$139,122
Standby letters of credit	6,197	6,333

NOTE P—CONTINGENCIES

        The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Corporation in connection with any such claims and lawsuits, it is the opinion of management that the disposition or ultimate determination of any such claims and lawsuits will not have a material

NOTE P—CONTINGENCIES (Continued)

adverse effect on the consolidated financial position, consolidated results of operations or liquidity of the Corporation.

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2009	2008
ASSETS
Cash	$224	$633
Investment in banking subsidiary	76,086	72,694
Investment in other subsidiaries	9,281	9,312
Investments in low-income housing partnerships	4,391	4,737
Securities and other assets	1,220	1,325
Receivable from banking subsidiary	395	689

Total Assets	$91,597	$89,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$3,294	$4,951
Stockholders' equity	88,303	84,439

Total Liabilities and Stockholders' Equity	$91,597	$89,390

STATEMENTS OF INCOME

	Years Ended December 31,
In thousands	2009	2008	2007
Dividends from banking subsidiary	$4,512	$4,550	$4,566
Other income	293	323	335

	4,805	4,873	4,901
Impairment charges on equity securities	522	—	—
Expenses	111	637	686

	4,172	4,236	4,215
Income tax benefit	966	800	813

	5,138	5,036	5,028
Equity in undistributed earnings of subsidiaries	2,081	1,708	2,909

Net Income	$7,219	$6,744	$7,937

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,219	$6,744	$7,937
Equity in undistributed earnings of subsidiaries	(2,081)	(1,708)	(2,909)
(Increase) decrease in receivable from banking subsidiary	294	1,966	(447)
Impairment charges on equity securities	522	—	—
Other	92	386	278

Net Cash Provided by Operating Activities	6,046	7,388	4,859

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in low-income housing partnerships	—	—	(131)
Investment in insurance agency subsidiary	—	(1,200)	—
Purchase of securities	—	(445)	—

Net Cash Used in Investing Activities	—	(1,645)	(131)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(1,657)	(293)	(276)
Cash paid in lieu of fractional shares-stock dividend	—	—	(21)
Purchase of treasury stock	(286)	(442)	—
Dividends paid	(4,512)	(4,550)	(4,566)

Net Cash Used in Financing Activities	(6,455)	(5,285)	(4,863)

Net Increase (Decrease) in Cash and Cash Equivalents	(409)	458	(135)
CASH AND CASH EQUIVALENTS—BEGINNING	633	175	310

CASH AND CASH EQUIVALENTS—ENDING	$224	$633	$175

NOTE R—ACQUISITIONS

        In 2007, the Corporation's insurance subsidiary, RIG, acquired two books of business with an aggregate purchase price of $637,000. In 2008, RIG acquired an additional book of business with an aggregate purchase price of $1,165,000, of which, all was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which, $1,300,000 was recorded as an intangible asset and $553,000 recorded as goodwill. The contingent consideration for both 2008 purchases is payable three years after closing, based on multiples of sellers' commissions, with a maximum payment of $1,800,000.

        Intangible assets, representing customer lists, are being amortized over 10 years on a straight line basis. Goodwill is not amortized, but rather is analyzed annually for impairment. Amortization of goodwill and the intangible assets will be deductible for tax purposes.

NOTE R—ACQUISITIONS (Continued)

        The carrying value and accumulated amortization of the intangible assets as of December 31, are as follows:

	2009		2008
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,448	$2,086	$6,379	$1,448

        Amortization of the intangible asset for the five years subsequent to December 31, 2009, is expected to be as follows:

Years Ending	In thousands
2010	$638
2011	638
2012	638
2013	638
2014	638

        There was no change in the carrying amount of goodwill for the year ended December 31, 2009, compared to 2008.

NOTE S—SEGMENT AND RELATED INFORMATION

        RIG is managed separately from the banking segment, which includes the bank and related financial services that the Corporation offers. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2009, 2008 and 2007, is as follows:

In thousands	Banking	Insurance	Total
2009
Net interest income and other income from external customers	$38,607	$5,348	$43,955
Income before income taxes	7,801	775	8,576
Total assets	949,130	12,774	961,904
Capital expenditures	1,902	49	1,951
2008
Net interest income and other income from external customers	$35,554	$3,908	$39,462
Income before income taxes	7,223	598	7,821
Total assets	964,158	12,521	976,679
Capital expenditures	1,352	30	1,382
2007
Net interest income and other income from external customers	$31,355	$4,029	$35,384
Income before income taxes	8,817	1,037	9,854
Total assets	915,036	11,629	926,665
Capital expenditures	1,090	43	1,133

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2009 and 2008, is as follows:

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Interest income	$11,775	$11,420	$11,485	$11,132
Interest expense	3,877	3,479	3,286	2,918

Net interest income	7,898	7,941	8,199	8,214
Provision for loan losses	1,125	1,225	1,200	1,200

Net interest income after provision for loan losses	6,773	6,716	6,999	7,014
Net gains (losses) on sales of securities	9	(6)	14	—
Impairment charges on equity securities	—	—	(522)	—
Other income	3,118	3,090	3,147	2,853
Other expenses and provision for income taxes	7,784	8,367	7,741	8,094

Net income	$2,116	$1,433	$1,897	$1,773

Basic earnings per share	$0.36	$0.24	$0.32	$0.30

Dividends per share	$0.19	$0.19	$0.19	$0.19

2008
Interest income	$12,078	$11,899	$12,011	$11,933
Interest expense	5,348	4,682	4,461	4,406

Net interest income	6,730	7,217	7,550	7,527
Provision for loan losses	120	550	3,600	1,300

Net interest income after provision for loan losses	6,610	6,667	3,950	6,227
Net gains on sales of securities	90	11	57	1
Other income	2,592	2,628	2,562	2,497
Other expenses and provision for income taxes	7,084	6,976	6,085	7,003

Net income	$2,208	$2,330	$484	$1,722

Basic earnings per share	$0.37	$0.39	$0.08	$0.29

Dividends per share	$0.19	$0.19	$0.19	$0.19

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

        Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2009. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        We have made no changes in the Corporation's internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        ACNB Corporation (ACNB) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles, and as such, include some amounts that are based on management's best estimates and judgments.

        ACNB's management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the consolidated financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2009, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

        ACNB's independent registered public accounting firm, ParenteBeard LLC, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on pages 86 and 87.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the corporation's internal control over financial reporting based on our audit.

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

        In our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related statements of income, changes in stockholders' equity, and cash flows of ACNB Corporation, and our report dated March 12, 2010 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 12, 2010

ITEM 9B—Other Information

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries. A copy of the Code of Ethics is included as an exhibit to the Form 8-K filed by the Corporation on March 20, 2009. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President & Secretary, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325-0129 or by telephone to 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2010 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2010 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2010 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2010 definitive Proxy Statement.

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

  •
  Consolidated Statements of Cash Flows

  •
  Notes to Consolidated Financial Statements

2.
FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective consolidated financial statements or in the notes thereto.

(b)
EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 2, 2009.)
Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 28, 2008.)
Exhibit 10.1	ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.2	Salary Continuation Agreement—Applicable to Ronald L. Hankey, Thomas A. Ritter and Lynda L. Glass. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)
Exhibit 10.3	Executive Supplemental Life Insurance Plan—Applicable to Ronald L. Hankey, Thomas A. Ritter, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Commission on November 7, 2008.)
Exhibit 10.4	Director Supplemental Life Insurance Plan—Applicable to Philip P. Asper, Frank Elsner III, James J. Lott, Robert W. Miller, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
Exhibit 10.5	Director Deferred Fee Plan—Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on November 27, 2007.)
Exhibit 10.6	Adams County National Bank Salary Savings Plan.
Exhibit 10.7	Group Pension Plan for Employees of Adams County National Bank.
Exhibit 10.8	Complete Settlement Agreement and General Release made among ACNB Corporation, Adams County National Bank and John W. Krichten effective June 13, 2006. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 15, 2006.)

Exhibit 10.9	Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)
Exhibit 10.10	Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)
Exhibit 10.11	Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of November 9, 2007. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2007.)
Exhibit 10.12	Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 23, 2009.)
Exhibit 10.13	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of Registrant's Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)
Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 58 of this Form 10-K.)
Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2009.)
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 12, 2010 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2010, by the following persons in the capacities indicated.

/s/ PHILIP P. ASPER Philip P. Asper Director	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ FRANK ELSNER, III Frank Elsner, III Director and Vice Chairman of the Board	/s/ ALAN J. STOCK Alan J. Stock Director
/s/ RONALD L. HANKEY Ronald L. Hankey Director and Chairman of the Board	/s/ JENNIFER L. WEAVER Jennifer L. Weaver Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ JAMES E. WILLIAMS James E. Williams Director
/s/ DANIEL W. POTTS Daniel W. Potts Director