Form 10-Q
period 2010-03-31
ACNB CORP
filed 2010-05-07
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2010, was 5,928,343.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands	March 31, 2010	March 31, 2009	December 31, 2009

ASSETS

Cash and due from banks	$13,470	$12,890	$17,875
Interest bearing deposits with banks	25,742	14,868	6,263

Total Cash and Cash Equivalents	39,212	27,758	24,138

Securities available for sale	198,359	221,686	209,872
Securities held to maturity, fair value $10,391; $0; $10,334	10,054	—	10,057
Loans held for sale	1,117	4,861	145
Loans, net of allowance for loan losses $12,768; $8,635; $11,981	645,448	632,960	632,706
Premises and equipment	14,754	14,958	14,760
Restricted investment in bank stocks	9,170	9,170	9,170
Investment in bank-owned life insurance	26,655	25,541	26,408
Investments in low-income housing partnerships	4,312	4,647	4,391
Goodwill	5,972	5,972	5,972
Intangible assets	4,184	4,768	4,362
Foreclosed assets held for resale	6,142	483	6,046
Other assets	13,607	9,364	13,877

Total Assets	$978,986	$962,168	$961,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$94,862	$86,952	$93,829
Interest bearing	639,378	623,073	634,694

Total Deposits	734,240	710,025	728,523

Short-term borrowings	44,251	67,882	55,291
Long-term borrowings	98,837	86,874	80,294
Other liabilities	11,274	11,798	9,493

Total Liabilities	888,602	876,579	873,601

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343, 5,935,943 and 5,928,343 shares outstanding	14,977	14,977	14,977
Treasury stock, at cost (62,600, 55,000 and 62,600 shares)	(728)	(640)	(728)
Additional paid-in capital	8,787	8,787	8,787
Retained earnings	66,919	63,900	65,623
Accumulated other comprehensive income (loss)	429	(1,435)	(356)

Total Stockholders’ Equity	90,384	85,589	88,303

Total Liabilities and Stockholders’ Equity	$978,986	$962,168	$961,904

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2010	2009

INTEREST INCOME

Loans, including fees	$8,795	$9,015
Securities:
Taxable	1,940	2,355
Tax-exempt	357	380
Dividends	7	13
Other	26	12

Total Interest Income	11,125	11,775

INTEREST EXPENSE

Deposits	1,673	2,653
Short-term borrowings	42	153
Long-term borrowings	840	1,071

Total Interest Expense	2,555	3,877

Net Interest Income	8,570	7,898

PROVISION FOR LOAN LOSSES	859	1,125

Net Interest Income after Provision for Loan Losses	7,711	6,773

OTHER INCOME

Service charges on deposit accounts	561	540
Income from fiduciary activities	277	269
Earnings on investment in bank-owned life insurance	247	244
Net gains on sales of securities	26	9
Service charges on ATM and debit card transactions	254	227
Commissions from insurance sales	1,197	1,538
Other	306	300

Total Other Income	2,868	3,127

OTHER EXPENSES

Salaries and employee benefits	4,168	4,373
Net occupancy	608	610
Equipment	626	560
Professional services	245	229
Other tax	202	157
Supplies and postage	168	189
Marketing	71	110
FDIC and regulatory	357	126
Intangible assets amortization	161	160
Other operating	866	739

Total Other Expenses	7,472	7,253

Income before Income Taxes	3,107	2,647

PROVISION FOR INCOME TAXES	685	531

Net Income	$2,422	$2,116

PER SHARE DATA

Basic earnings	$0.41	$0.36
Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2010 and 2009

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

Comprehensive income:
Net income	—	—	—	2,116	—	2,116
Other comprehensive income, net of taxes	—	—	—	—	364	364

Total Comprehensive Income						2,480

Treasury stock purchased (20,000 shares)	—	(198)	—	—	—	(198)

Cash dividends declared	—	—	—	(1,132)	—	(1,132)

BALANCE — MARCH 31, 2009	$14,977	$(640)	$8,787	$63,900	$(1,435)	$85,589

BALANCE — JANUARY 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

Comprehensive income:
Net income	—	—	—	2,422	—	2,422
Other comprehensive income, net of taxes	—	—	—	—	785	785

Total Comprehensive Income						3,207

Cash dividends declared	—	—	—	(1,126)	—	(1,126)

BALANCE — MARCH 31, 2010	$14,977	$(728)	$8,787	$66,919	$429	$90,384

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,422	$2,116
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	—	(131)
Earnings on investment in bank-owned life insurance	(247)	(244)
Gains on sales of securities	(26)	(9)
Depreciation and amortization	608	567
Provision for loan losses	859	1,125
Net accretion of investment securities discounts	(3)	(50)
(Increase)decrease in interest receivable	(223)	430
Increase in interest payable	165	288
Mortgage loans originated for sale	(1,658)	(15,982)
Proceeds from loans sold to others	692	12,212
Decrease in other assets	175	718
Increase (decrease) in other liabilities	(317)	91

Net Cash Provided by Operating Activities	2,447	1,131

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities available for sale	12,468	31,461
Proceeds from sales of investment securities available for sale	3,216	—
Purchase of investment securities available for sale	(1,006)	—
Net increase in loans	(13,989)	(3,755)
Cash paid for insurance agency acquisitions, net of cash acquired	—	4
Capital expenditures	(448)	(909)
Proceeds from sales of property and foreclosed real estate	292	151

Net Cash Provided by Investing Activities	533	26,952

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits	1,033	4,466
Net increase in time certificates of deposits and interest bearing deposits	4,684	15,262
Net decrease in short-term borrowings	(11,040)	(15,571)
Dividends paid	(1,126)	(1,132)
Purchase of treasury stock	—	(198)
Proceeds from long-term borrowings	19,000	—
Repayments on long-term borrowings	(457)	(20,077)

Net Cash Provided by (Used in) Financing Activities	12,094	(17,250)

Net Increase in Cash and Cash Equivalents	15,074	10,833

CASH AND CASH EQUIVALENTS — BEGINNING	24,138	16,925

CASH AND CASH EQUIVALENTS — ENDING	$39,212	$27,758

Interest paid	$2,390	$3,589
Incomes taxes paid	$—	$—
Loans transferred to foreclosed real estate	$388	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2010 and 2009, and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2010 and 2009.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2009 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2010.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the March 31, 2009, balances have been reclassified to conform with the 2010 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.             Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,936,001 and 5,952,221 weighted average shares of common stock outstanding for the three months ended March 31, 2010 and 2009, respectively.  The Corporation does not have dilutive securities outstanding.

3.             Retirement Benefits

The components of net periodic benefit costs related to the non-contributory pension plan for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2010	2009

Service cost	$115	$140
Interest cost	268	247
Expected return on plan assets	(304)	(241)
Recognized net actuarial loss	109	145
Other, net	13	13

Net Periodic Benefit Cost	$201	$304

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $1,250,000 to its pension plan in 2010.  The full contribution was made to the plan during the first quarter of 2010. The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs.  The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years.

The benefit percentage factor and maximum years of service eligible were both reduced.

4.             Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,142,000 in standby letters of credit as of March 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of March 31, 2010, for guarantees under standby letters of credit issued is not material.

5.             Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains on securities available for sale and unfunded pension liability.  The components of other comprehensive income for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2010	2009

Unrealized holding gains on available for sale securities arising during the period	$1,094	$561
Reclassification of gains realized in net income	(26)	(9)

Net Unrealized Gains	1,068	552

Tax effect	363	188
	705	364

Change in pension liability	122	—

Tax effect	42	—
	80	—

Other Comprehensive Income	$785	$364

The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)

BALANCE, MARCH 31, 2010	$4,911	$(4,482)	$429

BALANCE, DECEMBER 31, 2009	$4,206	$(4,562)	$(356)

BALANCE, MARCH 31, 2009	$4,160	$(5,595)	$(1,435)

6.             Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2010 and 2009, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total

2010
Net interest income and other income from external customers	$10,254	$1,184	$—	$11,438
Income before income taxes	2,963	144	—	3,107
Total assets	969,418	12,248	(2,680)	978,986
Capital expenditures	438	10	—	448

2009
Net interest income and other income from external customers	$9,496	$1,529	$—	$11,025
Income before income taxes	2,258	389	—	2,647
Total assets	950,261	13,170	(1,263)	962,168
Capital expenditures	899	10	—	909

Intangible assets, representing customer lists, are amortized over 10 years on a straight line basis.  Goodwill is not amortized, but rather is analyzed annually for impairment.  However, amortization of goodwill and intangible assets is deductible for tax purposes.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In assessing potential other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) management does not expect to recover the entire amortized cost basis.  In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Amortized cost and fair value at March 31, 2010, and December 31, 2009, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
MARCH 31, 2010
U.S. Government and agencies	$22,093	$316	$—	$22,409
Mortgage-backed securities	119,743	6,255	1	125,997
State and municipal	37,527	589	86	38,030
Corporate bonds	9,922	285	—	10,207
Mutual funds	1,007	—	—	1,007
Stock in other banks	626	83	—	709

	$190,918	$7,528	$87	$198,359

DECEMBER 31, 2009
U.S. Government and agencies	$24,117	$316	$105	$24,328
Mortgage-backed securities	128,073	5,489	65	133,497
State and municipal	40,723	631	83	41,271
Corporate bonds	9,959	215	—	10,174
Stock in other banks	627	—	25	602

	$203,499	$6,651	$278	$209,872

SECURITIES HELD TO MATURITY
MARCH 31, 2010
U.S. Government and agencies	$10,054	$337	$—	$10,391

SECURITIES HELD TO MATURITY
DECEMBER 31, 2009
U.S. Government and agencies	$10,057	$277	$—	$10,334

At March 31, 2010, one mortgage-backed security had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more.  This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.  At March 31, 2010, fifteen state and municipal bonds had an unrealized loss, none of which has been in a continuous loss position for 12 months or more.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame.  The securities in this category had an unrealized loss that did not exceed 5% of amortized cost.  Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At March 31, 2010, management had not identified any securities with an unrealized loss that it intends to sell.

The following table shows the Corporation’s gross unrealized losses and fair value related to investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010, and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE
MARCH 31, 2010
Mortgage-backed securities	$690	$1	$—	$—	$690	$1
State and municipal	6,012	86	—	—	6,012	86

	$6,702	$87	$—	$—	$6,702	$87

DECEMBER 31, 2009
U.S. Government and agencies	$7,953	$105	$—	$—	$7,953	$105
Mortgage-backed securities	16,426	62	482	3	16,908	65
State and municipal	7,757	83	—	—	7,757	83
Stock in other banks	602	25	—	—	602	25

	$32,738	$275	$482	$3	$33,220	$278

Amortized cost and fair value at March 31, 2010, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$1,491	$1,498	$—	$—
Over 1 year through 5 years	20,302	20,705	10,054	10,391
Over 5 years through 10 years	28,660	29,290	—	—
Over 10 years	19,089	19,153	—	—
Mortgage-backed securities	119,743	125,997	—	—
Mutual funds and stock in other banks	1,633	1,716	—	—

	$190,918	$198,359	$10,054	$10,391

The Corporation realized gross gains of $74,000 during the first quarter of 2010 and $9,000 during the first quarter of 2009 and gross losses of $48,000 during the first quarter of 2010 and $0 during the first quarter of 2009 on sales of securities available for sale.  State and municipal securities were sold at a loss in order to adjust the Corporation’s interest rate sensitivity, reduce exposure to geographical locations, and balance the mix with other investment types, and to reduce risks related to insurance coverage.

At March 31, 2010, and December 31, 2009, securities with a carrying value of $97,183,000 and $96,927,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at March 31, 2010, and December 31, 2009, are as follows:

	Fair Value Measurements at March 31, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$198,359	$709	$197,650	$—
Impaired loans	Nonrecurring	4,259	—	—	4,259
Foreclosed real estate	Nonrecurring	6,142	—	—	6,142
Loans held for sale	Nonrecurring	1,117	—	—	1,117

	Fair Value Measurements at December 31, 2009
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$209,872	$602	$209,270	$—
Impaired loans	Nonrecurring	4,447	—	—	4,447
Foreclosed real estate	Nonrecurring	6,046	—	—	6,046
Loans held for sale	Nonrecurring	145	—	—	145

The following table presents a reconciliation of impaired loans, foreclosed real estate, and loans held for sale measured at fair value, using significant unobservable inputs (Level 3), for the quarter ended March 31, 2010:

In thousands	Impaired Loans	Foreclosed Real Estate	Loans Held for Sale

Balance — January 1, 2010	$4,447	$6,046	$145
Gains on sales of loans	—	—	6
Settled or otherwise removed from impaired status	(30)	(292)	—
Additions to impaired status	—	388	—
Payments made	(279)	—	—
Increase in valuation allowance	121	—	—
Loan originations	—	—	1,658
Loan sales	—	—	(692)
Balance — March 31, 2010	$4,259	$6,142	$1,117

Accounting Standards Codification (ASC) Topic 825, Financial Instruments, requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2010, and December 31, 2009:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair value.

Securities

The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.

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

Estimated fair values of financial instruments at March 31, 2010, and December 31, 2009, were as follows:

	March 31, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$13,470	$13,470	$17,875	$17,875
Interest bearing deposits in banks	25,742	25,742	6,263	6,263
Investment securities:
Available for sale	198,359	198,359	209,872	209,872
Held to maturity	10,054	10,391	10,057	10,334
Loans held for sale	1,117	1,117	145	145
Loans, less allowance for loan losses	645,448	663,620	632,706	648,508
Accrued interest receivable	3,881	3,881	3,658	3,658
Restricted investment in bank stocks	9,170	9,170	9,170	9,170

Financial liabilities:
Deposits	734,240	737,783	728,523	732,089
Short-term borrowings	44,251	44,251	55,291	55,291
Long-term borrowings	98,837	102,052	80,294	83,305
Accrued interest payable	2,287	2,287	2,122	2,122

Off-balance sheet financial instruments	—	—	—	—

9.             New Accounting Pronouncements

ASU 2009-05

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

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

This guidance became effective January 1, 2010, and did not have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2009-16

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets - An amendment of FASB Statement No. 140.

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

This guidance became effective January 1, 2010, and did not have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2010-06

The FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Corporation adopted the required provisions of ASU 2010-06, with no significant impact on its financial condition or results of operations.

ASU 2010-09

The FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Corporation adopted the required provisions of ASU 2010-09, with no significant impact on its financial condition or results of operations.

ASU 2010-15

The FASB issued ASU 2010-15, Financial Services - Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments.  This Update clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policyholder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties.

This Update also amends Subtopic 944-80 to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account.

The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Corporation does not expect the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.

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

The evaluation of securities for other-than-temporary impairment requires a significant amount of judgment. In estimating other-than-temporary impairment losses, management considers various factors including the length of time the fair value has been below cost, the financial condition of the issuer, and the Corporation’s intent to sell, or requirement to sell, the security before recovery of its value. Declines in fair value that are determined to be other than temporary are charged against earnings.

ASC Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2009.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2010, compared to quarter ended March 31, 2009

Executive Summary

Net income for the three months ended March 31, 2010, was $2,422,000 compared to $2,116,000 for the same quarter in 2009, an increase of $306,000 or 14%.  Earnings per share increased from $0.36 in 2009 to $0.41 in 2010.  Net interest income increased $672,000 or 9%; provision for loan losses decreased $266,000 or 24%; other income decreased $259,000 or 8%; and, other expenses increased $219,000 or 3%.

Net Interest Income

Net interest income totaled $8,570,000 for the quarter ended March 31, 2010, compared to $7,898,000 for the same period in 2009, an increase of $672,000 or 9%. Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  At the end of the first quarter of 2010, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to 0.25% since that time.  Interest expense decreased $1,322,000 or 34%.  The lower funding costs were partially offset by lower interest income, which decreased $650,000 or 6%.  Interest income was lower as a result of investment securities paydowns that were not reinvested due to artificially low market rates resulting from Federal Reserve buying activities.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at subsequent rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2009, and filed with the SEC on March 12, 2010.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2010 was 3.81% compared to 3.40% during the same period in 2009.  Also comparing the first quarter of 2010 to 2009, the yield on interest earning assets decreased by 0.24% and the cost of interest bearing liabilities decreased by 0.65%.  The net interest margin was 3.97% for the first quarter of 2010 and 3.64% for the first quarter of 2009.  The net interest margin improvement was mainly a result of the cost of funding decreasing at a higher rate than the rate of change in the yield on assets due to timing of repricing, local market competition, and a “steep” yield curve that currently favors financial institutions.

Average earning assets were $880,008,000 during the first quarter of 2010, a decrease of $7,084,000 from the average for the first quarter of 2009.  Average interest bearing liabilities were $769,278,000 in the first quarter of 2010, a decrease of $17,320,000 from the same quarter in 2009.

Provision for Loan Losses

The provision for loan losses was $859,000 in the first quarter of 2010 compared to $1,125,000 in the first quarter of 2009, a decrease of $266,000 or 24%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the first quarter of 2010, the Corporation had net charge-offs of $71,000, as compared to net recoveries of $117,000 for the first quarter of 2009.

Other Income

Total other income was $2,868,000 for the three months ended March 31, 2010, down $259,000, or 8%, from the first quarter of 2009.  Fees from deposit accounts and ATM/debit card revenue increased by $48,000, or 6%, due to an increase in service fees charged and higher volume. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $277,000 for the three months ended March 31, 2010, as compared to $269,000 during the first quarter of 2009, a 3% increase as a result of higher average assets under management. Earnings on bank-owned life insurance rose by $3,000, or 1%, as a result of variations in crediting rates. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue decrease by $341,000 or 22%.  The decrease was due to generally lower commissions in a “soft” insurance market, effects of the prolonged economic recession on business clients, and lower “contingent” commissions.  The “contingent” or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  Net gains on securities were $26,000 for the three months ended March 31, 2010, and $9,000 in the same period in 2009. Other income in the quarter ended March 31, 2010, was positively impacted by prior years’ property tax refunds mostly offset by decreased fees related to sales of residential mortgages compared to the first quarter of 2009.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $205,000, or 5%, when comparing the first quarter of 2010 to the same quarter a year ago.  Overall, the net decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense resulting from a reduced benefit formula implemented by the Corporation on January 1, 2010, and

•                  Decreases from varying employee usage of 401(k) plan benefits, unused paid time off accrual and varying payroll taxes, all of which were offset by

•                  Modest increases from normal promotion and production-based incentive compensation increases to employees,

•                  An increase in the number of full-time equivalent employees, and,

•                  Increased benefit plan costs, particularly medical insurance.

Net occupancy expense decreased $2,000, or less than 1%, in part due to variations in heating and other seasonal costs.  Equipment expense increased by $66,000, or 12%, as a result of higher maintenance and depreciation on new technology purchases necessary to meet marketplace and regulatory demands or to maintain systems reliability.

Professional services expense totaled $245,000 during the first quarter of 2010, as compared to $229,000 for the same period in 2009, an increase of $16,000 or 7%.  This increase was due to higher loan collection legal costs.

Marketing expense decreased by $39,000, or 35%.  Lower marketing expense reflects continued lower current spending in light of the entire year’s plan with higher marketing expenditures expected in upcoming months.  The Corporation continued to advertise its products and services and to promote its brand via marketing communications, but in a more targeted and limited manner than prior periods.

FDIC expense for the first quarter of 2010 was $302,000, an increase of $230,000 from the first quarter of 2009.  The much higher expense is required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.   The prepaid assessments did not immediately affect bank earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other operating expenses increased by $127,000, or 17%, in the first quarter of 2010, as compared to the first quarter of 2009.  Costs involved in electronic banking and expenses of maintaining foreclosed assets held for resale were responsible for a portion of this increase.

Income Tax Expense

The Corporation recognized income taxes of $685,000, or 22% of pretax income, during the first quarter of 2010, as compared to $531,000, or 20% of pretax income, during the same period in 2009. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the first quarters ended March 31, 2010 and 2009, included low-income housing tax credits of $144,000 and $170,000, respectively.

FINANCIAL CONDITION

Assets totaled $978,986,000 at March 31, 2010, compared to $961,904,000 at December 31, 2009, and $962,168,000 at March 31, 2009. Average earning assets during the three months ended March 31, 2010, decreased to $880,008,000 from $887,092,000 during the same period in 2009. Average interest bearing liabilities decreased in 2010 to $769,278,000 from $786,598,000 in 2009.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity.  The contraction in the securities portfolio during 2010 and 2009 was designed to fund increased lending in the earning asset mix, but was also a result of relatively low yields available on investments within the credit quality and interest rate sensitivity targets of ACNB.  The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities.  These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2010, the securities balance included a net unrealized gain of $4,911,000, net of taxes, on available for sale securities versus a net unrealized gain of $4,206,000, net of taxes, at December 31, 2009. The increase in fair value of securities during 2010 was a result of change in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.   The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 8 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $16,621,000, or 3%, from March 31, 2009, to March 31, 2010, and by $13,529,000, or 2%, from December 31, 2009, to March 31, 2010, due to an increase in loan volume in the first quarter of 2010 as a result of additional disbursements from loans closed in prior periods.  During the first quarter of 2010, loan demand was weak despite ACNB’s continued strategic initiatives to increase loans by lending to support existing and new customers in its marketplace. Compared to March 31, 2009, commercial loans (including commercial real estate and construction) decreased by approximately $13,000,000 or 5%. The commercial loan decline during this period was the result of reduced business activity in the market area that hindered new originations, as well as management’s decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to potential credit risk. Participation loans at March 31, 2010, totaled approximately $24,000,000, a decrease of $26,000,000 compared to March 31, 2009. Residential real estate mortgage lending increased by $30,000,000, or 9%, to local borrowers who preferred loans that would not be sold into the secondary mortgage market. Of the $30,000,000 increase, $5,000,000 was residential mortgage loans secured by junior liens.  Home equity loans, which are also in many cases junior liens, decreased by $2,000,000 because of refinancing into other ACNB lending products, competition from other financial institutions, and customers paying off debt in the uncertain job market and slow real estate market. Although there is no discernable difference in delinquency compared to first mortgage loans and there has been no actual losses on junior liens in recent ACNB history, junior liens inherently have more credit risk by virtue of the fact that another financial institution has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a continuation of the national or a local economic downturn. Compared to December 31, 2009, commercial loans outstanding at March 31, 2010, were up by $4,000,000, or 1%, with growth in owner occupied commercial real estate and non-real estate secured commercial and industrial loans offsetting continued declines in real estate construction and land development loans.   During the first quarter of 2010, 3% growth in residential mortgage loans resulted from booking loans that in previous quarters would have been sold into the secondary market.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $86,000,000, or 13% of total loans, at March 31, 2010.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2010, was $12,768,000, or 1.94% of loans, as compared to $8,635,000, or 1.35% of loans, at March 31, 2009, and $11,981,000, or 1.86% of loans, at December 31, 2009. The ratio of non-performing loans plus foreclosed assets to total assets was 2.14% at March 31, 2010, as compared to 0.98% at March 31, 2009, and 2.23% at December 31, 2009.

Loans past due 90 days and still accruing were $1,631,000 and nonaccrual loans were $13,211,000 as of March 31, 2010.  $2,034,000 of the nonaccrual balance at March 31, 2010, were troubled debt restructured loans.   Loans past due 90 days and still accruing were $1,260,000 at March 31, 2009, while nonaccruals were $7,714,000.  Loans past due 90 days and still accruing were $2,107,000 at December 31, 2009, while nonaccruals were $13,308,000.  $2,360,000 of the nonaccrual balance at December 31, 2009, were troubled debt restructured loans.  Total loans classified as substandard at March 31, 2010, March 31, 2009 and December 31, 2009 were approximately $12,641,000, $5,229,000 and $12,071,000, respectively.

The increase in non-performing loans coincided with the onset of the sharp recession in the second half of 2008.   A better understanding of the trends of the non-performing loans is obtained by a comparison back to that time period. Information on nonaccrual loans at March 31, 2010, compared to the year-ends of 2009 and 2008, is as follows:

DOLLARS IN THOUSANDS	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

March 31, 2010
Residential real estate developments	2	$5,070	$1,313	$—	In market	2006
Economic development project	1	1,847	997	—	In market	2007
Owner occupied commercial real estate	9	3,546	15	—	In market	1998-2008
Investment/rental commercial real estate	3	1,591	858	—	In market	2004-2007
Commercial & industrial	2	1,157	642	—	In market	2007
Total	17	$13,211	$3,825	$—

DOLLARS IN THOUSANDS	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

December 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998-2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004-2007
Commercial & industrial	2	1,190	675	—	In market	2007
Total	15	$13,308	$3,947	$—

DECEMBER 31, 2008
Residential real estate developments	2	$5,712	$1,398	$2,765	In market	2006
Owner occupied commercial real estate	2	741	—	—	In market	1998 – 2006
Commercial & industrial	1	1,270	683	1,000	In market	2007
Total	5	$7,723	$2,081	$3,765

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland.  All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1998 and 2008 for purposes listed in the classifications in the tables above.

At March 31, 2010, the Corporation had two impaired loans to unrelated borrowers totaling $5,070,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan, which was extended by receipt of required payments in 2009, was placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan to sell individual units of the property.  The total specific valuation allowance on the two unrelated loans is $1,313,000, which is net of charge-offs of $2,765,000 taken in 2008.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.

A local development corporation loan, originated in the third quarter of 2007 and in the total amount of $2,172,000, was added to nonaccrual status when the loan matured with various sales agreements and grants pending. Subsequent payment reduced the carrying balance to $1,847,000.  The corresponding specific valuation allowance of $997,000 was based on cash flow projections from selling the real estate collateral that partially secures this loan for its highest and most likely use.  The foreclosure process commenced in the fourth quarter of 2009, and sheriff sale is expected in the second quarter of 2010 at which time it is likely ACNB will protect its interest with a fair value bid.

Owner occupied commercial real estate includes nine loan relationships totaling less than $1,000,000 each in outstanding balance in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business.  These loans were originated between 1998 and 2008.  The two largest loans total $1,832,000 to unrelated business enterprises and each have fair values in excess of the loan amount.  In general, these two businesses have been affected by specific factors other than the current economic conditions and these factors were not known until the fourth quarter of 2009 when they became delinquent and announced that further payments would not be made. The plan to foreclose through the sheriff sale process in the first half of 2010 and subsequently market the real estate is in process.  The other smaller loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures.  One loan in this category has a specific allocation of $15,000 based on the fair value.

Investment/rental commercial real estate includes three unrelated loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2004 and 2007, and were affected by the lack of borrower cash flow to continue to service the debt.  The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful.  Three loans currently in the foreclosure process have a specific allocation totaling $858,000 based on the fair value.

Also included in impaired loans are related term loans and a fully disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,062,000 with a specific valuation allowance of $642,000 which is net of a $1,000,000 charge-off taken in 2008.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are under a forbearance agreement and in nonaccrual status.  The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Forbearance agreement payments are currently being made in a timely manner.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year.  The results of this independent loan review are included in the systematic review of the loan portfolio.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The decrease in the provision for loan losses for 2010 compared to 2009 was a result of the measurement of the adequacy of the allowance for loan losses at each period end.

The allocation of the allowance for loan losses between the various loan categories is consistent with the change in estimated specific losses measured at each period-end and the historical net loss experience in each of the categories.  An unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected.  The unallocated portion of this reserve exists due to risk of error in the specific and general reserve allocations, as well as to allow for consumer and small business loans with demonstrated weaknesses where it is not practicable to develop specific allocations, variances in management’s assessment of national and local economic conditions, and other internal and external factors that management believes appropriate at the time.  While management believes ACNB’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management’s assumptions as to future delinquencies or loss rates.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities with total deposits of $734,240,000 as of March 31, 2010. Deposits increased by $24,215,000, or 3%, from March 31, 2009, to March 31, 2010, and by $5,717,000, or 1%, from December 31, 2009, to March 31, 2010.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the ongoing recession, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a recession economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings at the Federal Home Loan Bank (FHLB). Investment securities are pledged in sufficient amounts to collateralize repurchase agreements.  As of March 31, 2010, short-term borrowings were $44,251,000, as compared to $55,291,000 at December 31, 2009, and $67,882,000 at March 31, 2009. In comparison to year-end 2009, repurchase agreement balances were down $5,900,000 due to seasonal fluctuations in the business activities of ACNB’s commercial customer base and there were no short-term FHLB borrowings at the end of first quarter 2010 compared to $5,200,000 at year-end 2009.  The decrease from the end of the first quarter of 2009 in short-term borrowings was due to lower short-term FHLB borrowings. Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $98,837,000 at March 31, 2010, versus $80,294,000 at December 31, 2009, and $86,874,000 at March 31, 2009. The Corporation increased long-term borrowings by prefunding maturing FHLB advances for longer, laddered terms between two and six years as a measure of protection against the possibility of sharply higher interest rates in future periods.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining higher than a regulatory “well-capitalized” position.  Total stockholders’ equity was $90,384,000 at March 31, 2010, compared to $88,303,000 at December 31, 2009, and $85,589,000 at March 31, 2009.  Stockholders’ equity increased in the first three months of 2010 by $2,000,000 due to $1,300,000 in earnings retained in capital and an increase in accumulated other comprehensive gain due to the rise in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2010, ACNB earned $2,422,000 and paid dividends of $1,126,000 for a dividend payout ratio of 46%.  During the first three months of 2009, ACNB earned $2,116,000 and paid dividends of $1,132,000 for a dividend payout ratio of 53%.

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

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2010	December 31, 2009	“Well Capitalized”

Tier 1 leverage ratio (to average assets)	8.22%	8.05%	5.00%

Tier 1 risk-based capital ratio (to risk-weighted assets)	11.91%	11.85%	6.00%

Total risk-based capital ratio	13.17%	13.11%	10.00%

In October 2008, the U.S. Department of Treasury announced a voluntary Capital Purchase Program under the Troubled Asset Relief Program (TARP), as authorized by the Emergency Economic Stabilization Act of 2008.   After evaluating the merits of participating in the TARP Capital Purchase Program, ACNB decided against applying for and participating in this voluntary program.  This decision was based principally upon the fact that the banking subsidiary was well capitalized, as well as the uncertainty of the requirements of the program.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2010, ACNB’s banking subsidiary had a borrowing capacity of approximately $268,599,000 from the FHLB, of which $177,599,000 was available.  Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. In 2009, the FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowers the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $39,000,000 and $49,000,000 at March 31, 2010, and December 31, 2009, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The maximum amount of dividends that may be paid from the subsidiary bank to ACNB was $4,559,000 at March 31, 2010.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

In March 2010, the Interagency Policy Statement on Funding and Liquidity Risk Management was issued to be effective in May 2010.  This directive issued jointly by all banking regulators will have an effect on balance sheet management and reporting requirements.  Key points of the new policy statement emphasize regulatory expectations of a shift from bank liquidity based off of borrowing capacity to perhaps more holdings of unencumbered liquid assets, depending on the complexity, capital and growth profile of each institution.  Funding provided by borrowings need to be prudent in amount and diversified in source and terms.   Finally, liquidity processes need to be managed by bank-specific funding plans and policies and regularly tested.  ACNB is studying these directives to analyze any variances from current practices and policies, which are believed to be in substantial compliance.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At March 31, 2010, the Corporation had unfunded outstanding commitments to extend credit of approximately $127,307,000 and outstanding standby letters of credit of approximately $6,142,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

BANK SECRECY ACT - Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000 and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the Bank Secrecy Act for failure to file a required report, for failure to supply information required by the Bank Secrecy Act, or for filing a false or fraudulent report.

FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS - The subsidiary bank is subject to deposit insurance assessments by the FDIC.  The assessments are based on the risk classification of the depository institutions.  The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000, and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution records the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008 AND AMERICAN RECOVERY AND REINVESTMENT ACT OF 2009 - In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (Treasury) created the Troubled Asset Relief Program (TARP) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program, but is considering continuing a similar program for banks under $10 billion in assets under a different program.

The EESA, as amended, also included a provision for a temporary increase in FDIC insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, Congress extended the increased coverage until December 31, 2013. After that time, the per depositor coverage will return to $100,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e).  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

Disclosure controls and procedures are Corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 4T - CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2010, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended March 31, 2010.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of March 31, 2010, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of March 31, 2010, there were no issued or outstanding shares of preferred stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - (REMOVED AND RESERVED).

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2009.)

Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 22, 2010.)

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

Exhibit 10.5

Director Deferred Fee Plan - Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 27, 2007.)

Exhibit 10.6

Adams County National Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

Exhibit 10.7

Group Pension Plan for Employees of Adams County National Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

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

Exhibit 10.13	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 6 of this Form 10-Q.)

Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 19, 2010.)

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	May 7, 2010	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)