Form 10-Q
period 2010-06-30
ACNB CORP
filed 2010-08-06
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s Common Stock outstanding on July 29, 2010, was 5,928,343.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2010	June 30, 2009	December 31, 2009

ASSETS
Cash and due from banks	$14,193	$15,632	$17,875
Interest bearing deposits with banks	14,807	3,792	6,263

Total Cash and Cash Equivalents	29,000	19,424	24,138

Securities available for sale	204,580	211,504	209,872
Securities held to maturity, fair value $10,681; $10,191; $10,334	10,051	10,064	10,057
Loans held for sale	3,662	6,175	145
Loans, net of allowance for loan losses $14,344; $9,860; $11,981	646,355	637,255	632,706
Premises and equipment	14,511	14,892	14,760
Restricted investment in bank stocks	9,170	9,170	9,170
Investment in bank-owned life insurance	26,699	25,798	26,408
Investments in low-income housing partnerships	4,245	4,560	4,391
Goodwill	5,972	5,972	5,972
Intangible assets	4,023	4,608	4,362
Foreclosed assets held for resale	7,395	585	6,046
Other assets	12,623	10,940	13,877

Total Assets	$978,286	$960,947	$961,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$105,078	$90,568	$93,829
Interest bearing	647,710	634,949	634,694

Total Deposits	752,788	725,517	728,523

Short-term borrowings	39,882	52,017	55,291
Long-term borrowings	83,725	85,496	80,294
Other liabilities	9,231	12,789	9,493

Total Liabilities	885,626	875,819	873,601

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343 shares outstanding	14,977	14,977	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	8,787	8,787	8,787
Retained earnings	67,857	64,206	65,623
Accumulated other comprehensive income (loss)	1,767	(2,114)	(356)

Total Stockholders’ Equity	92,660	85,128	88,303

Total Liabilities and Stockholders’ Equity	$978,286	$960,947	$961,904

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$9,476	$8,918	$18,271	$17,933
Securities:
Taxable	1,857	2,127	3,797	4,482
Tax-exempt	333	372	690	752
Dividends	8	9	15	22
Other	16	(6)	42	6

Total Interest Income	11,690	11,420	22,815	23,195

INTEREST EXPENSE

Deposits	1,602	2,485	3,275	5,138
Short-term borrowings	31	42	73	195
Long-term borrowings	849	952	1,689	2,023

Total Interest Expense	2,482	3,479	5,037	7,356

Net Interest Income	9,208	7,941	17,778	15,839

PROVISION FOR LOAN LOSSES	2,351	1,225	3,210	2,350

Net Interest Income after Provision for Loan Losses	6,857	6,716	14,568	13,489

OTHER INCOME
Service charges on deposit accounts	589	591	1,150	1,131
Income from fiduciary activities	326	227	603	496
Earnings on investment in bank-owned life insurance	260	257	507	501
Gain on life insurance proceeds	78	—	78	—
Net (losses) gains on sales of securities	(1)	(6)	25	3
Service charges on ATM and debit card transactions	290	255	544	482
Commissions from insurance sales	1,406	1,391	2,603	2,929
Other	212	369	518	669

Total Other Income	3,160	3,084	6,028	6,211

OTHER EXPENSES

Salaries and employee benefits	4,327	4,298	8,495	8,671
Net occupancy	530	562	1,138	1,172
Equipment	605	541	1,231	1,101
Other tax	204	197	406	354
Professional services	236	202	481	431
Supplies and postage	177	156	345	345
Marketing	138	120	209	230
FDIC and regulatory	349	1,150	706	1,276
Intangible assets amortization	160	159	321	319
Other operating	764	826	1,630	1,564

Total Other Expenses	7,490	8,211	14,962	15,463

Income before Income Taxes	2,527	1,589	5,634	4,237

PROVISION FOR INCOME TAXES	462	156	1,147	687

Net Income	$2,065	$1,433	$4,487	$3,550

PER SHARE DATA
Basic earnings	$0.35	$0.24	$0.76	$0.60
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2010 and 2009

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

Comprehensive income:
Net income	—	—	—	3,550	—	3,550
Other comprehensive loss, net of taxes and reclassification adjustment	—	—	—	—	(315)	(315)

Total Comprehensive Income						3,235

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)

Cash dividends declared	—	—	—	(2,260)	—	(2,260)

BALANCE — JUNE 30, 2009	$14,977	$(728)	$8,787	$64,206	$(2,114)	$85,128

BALANCE — JANUARY 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

Comprehensive income:
Net income	—	—	—	4,487	—	4,487
Other comprehensive income, net of taxes and reclassification adjustment	—	—	—	—	2,123	2,123

Total Comprehensive Income						6,610

Cash dividends declared	—	—	—	(2,253)	—	(2,253)

BALANCE — JUNE 30, 2010	$14,977	$(728)	$8,787	$67,857	$1,767	$92,660

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$4,487	$3,550
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of loans, property and foreclosed real estate	6	(313)
Earnings on investment in bank-owned life insurance	(507)	(501)
Gain on life insurance proceeds	(78)	—
Gains on sales of securities	(25)	(3)
Depreciation and amortization	1,204	1,139
Provision for loan losses	3,210	2,350
Net amortization (accretion) of investment securities premiums (discounts)	15	(114)
(Increase) decrease in interest receivable	(89)	520
Increase in interest payable	106	288
Mortgage loans originated for sale	(10,663)	(37,595)
Proceeds from loans sold to others	7,229	32,693
(Increase) decrease in other assets	400	(567)
Increase (decrease) in other liabilities	(113)	1,454

Net Cash Provided by Operating Activities	5,182	2,901

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities available for sale	26,783	49,891
Proceeds from sales of investment securities available for sale	3,697	2,531
Purchase of investment securities held to maturity	—	(10,064)
Purchase of investment securities available for sale	(22,198)	(12,066)
Net increase in loans	(18,559)	(9,377)
Capital expenditures	(663)	(1,251)
Proceeds from life insurance death benefits	294	—
Proceeds from sales of property and foreclosed real estate	292	151

Net Cash (Used in) Provided by Investing Activities	(10,354)	19,815

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits	11,249	8,082
Net increase in time certificates of deposits and interest bearing deposits	13,016	27,138
Net decrease in short-term borrowings	(15,409)	(31,436)
Dividends paid	(2,253)	(2,260)
Purchase of treasury stock	—	(286)
Proceeds from long-term borrowings	19,000	—
Repayments on long-term borrowings	(15,569)	(21,455)

Net Cash Provided by (Used in) Financing Activities	10,034	(20,217)

Net Increase in Cash and Cash Equivalents	4,862	2,499

CASH AND CASH EQUIVALENTS — BEGINNING	24,138	16,925

CASH AND CASH EQUIVALENTS — ENDING	$29,000	$19,424

Interest paid	$4,931	$7,068
Incomes taxes paid	$1,500	$1,500
Loans transferred to foreclosed real estate	$1,700	$102

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of June 30, 2010 and 2009, and the results of operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2010 and 2009.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2009 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2010.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the June 30, 2009, balances have been reclassified to conform with the 2010 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.             Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,928,343 and 5,943,785 weighted average shares of common stock outstanding for the six months ended June 30, 2010 and 2009, respectively, and 5,928,343 and 5,935,442 for the three months ended June 30, 2010 and 2009, respectively.  The Corporation does not have dilutive securities outstanding.

3.             Retirement Benefits

The components of net periodic benefit costs related to the non-contributory pension plan for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009

Service cost	$115	$140	$230	$281
Interest cost	268	247	536	494
Expected return on plan assets	(304)	(241)	(608)	(482)
Recognized net actuarial loss	109	145	218	290
Other, net	13	13	26	25

Net Periodic Benefit Cost	$201	$304	$402	$608

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

4.             Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $5,685,000 in standby letters of credit as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2010, for guarantees under standby letters of credit issued was not material.

5.             Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains (losses) on securities available for sale and unfunded pension liability.  The components of other comprehensive income (loss) for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Unrealized holding gains (losses) on available for sale securities arising during the period	$1,905	$(1,351)	$2,999	$(790)
Reclassification of (gains) losses realized in net income	1	6	(25)	(3)

Net Unrealized Gains (Losses)	1,906	(1,345)	2,974	(793)

Tax effect	648	(457)	1,011	(269)

	1,258	(888)	1,963	(524)

Change in pension liability	122	315	244	315

Tax effect	42	106	84	106

	80	209	160	209

Other Comprehensive Income (Loss)	$1,338	$(679)	$2,123	$(315)

The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)

BALANCE, JUNE 30, 2010	$6,169	$(4,402)	$1,767

BALANCE, DECEMBER 31, 2009	$4,206	$(4,562)	$(356)

BALANCE, JUNE 30, 2009	$3,272	$(5,386)	$(2,114)

6.             Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2010 and 2009, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2010
Net interest income and other income from external customers	$21,216	$2,590	$—	$23,806
Income before income taxes	5,251	383	—	5,634
Total assets	968,704	12,630	(3,048)	978,286
Capital expenditures	647	16	—	663

2009
Net interest income and other income from external customers	$19,130	$2,920	$—	$22,050
Income before income taxes	3,619	618	—	4,237
Total assets	951,336	13,080	(3,469)	960,947
Capital expenditures	1,242	9	—	1,251

Segment information for the three month periods ended June 30, 2010 and 2009, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2010
Net interest income and other income from external customers	$10,961	$1,407	$—	$12,368
Income before income taxes	2,288	239	—	2,527
Total assets	968,704	12,630	(3,048)	978,286
Capital expenditures	209	6	—	215

2009
Net interest income and other income from external customers	$9,639	$1,386	$—	$11,025
Income before income taxes	1,360	229	—	1,589
Total assets	951,336	13,080	(3,469)	960,947
Capital expenditures	333	13	—	346

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

Amortized cost and fair value at June 30, 2010, and December 31, 2009, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2010
U.S. Government and agencies	$33,984	$456	$—	$34,440
Mortgage-backed securities - residential	112,166	7,478	—	119,644
State and municipal	37,040	1,050	16	38,074
Corporate bonds	10,401	320	—	10,721
CRA mutual fund	1,016	7	—	1,023
Stock in other banks	626	52	—	678

	$195,233	$9,363	$16	$204,580
DECEMBER 31, 2009
U.S. Government and agencies	$24,117	$316	$105	$24,328
Mortgage-backed securities - residential	128,073	5,489	65	133,497
State and municipal	40,723	631	83	41,271
Corporate bonds	9,959	215	—	10,174
Stock in other banks	627	—	25	602

	$203,499	$6,651	$278	$209,872

SECURITIES HELD TO MATURITY

JUNE 30, 2010
U.S. Government and agencies	$10,051	$630	$—	$10,681

DECEMBER 31, 2009
U.S. Government and agencies	$10,057	$277	$—	$10,334

At June 30, 2010, three state and municipal bonds had an unrealized loss, none of which has been in a continuous loss position for 12 months or more.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame.  The securities in this category had an unrealized loss that did not exceed 3% of amortized cost.  Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At June 30, 2010, management had not identified any securities with an unrealized loss that it intends to sell.

The following table shows the Corporation’s gross unrealized losses and fair value related to investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010, and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE
JUNE 30, 2010
State and municipal	$1,030	$16	$—	$—	$1,030	$16

	$1,030	$16	$—	$—	$1,030	$16

DECEMBER 31, 2009
U.S. Government and agencies	$7,953	$105	$—	$—	$7,953	$105
Mortgage-backed securities - residential	16,426	62	482	3	16,908	65
State and municipal	7,757	83	—	—	7,757	83
Stock in other banks	602	25	—	—	602	25

	$32,738	$275	$482	$3	$33,220	$278

Amortized cost and fair value at June 30, 2010, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$—	$—	$—	$—
Over 1 year through 5 years	32,860	33,550	10,051	10,681
Over 5 years through 10 years	32,348	33,190	—	—
Over 10 years	16,217	16,495	—	—
Mortgage-backed securities	112,166	119,644	—	—
CRA mutual fund and stock in other banks	1,642	1,701	—	—

	$195,233	$204,580	$10,051	$10,681

The Corporation realized gross gains of $0 during the second quarter of 2010 and $52,000 during the second quarter of 2009 and gross losses of $1,000 during the second quarter of 2010 and $58,000 during the second quarter of 2009 on sales of securities available for sale.  State and municipal securities were sold during the second quarter of 2010 at a loss in order to adjust the Corporation’s interest rate sensitivity, reduce exposure to geographical locations, balance the mix with other investment types, and reduce risks related to insurance coverage. At June 30, 2010 the Corporation realized gross gains of $74,000 and $49,000 gross losses on sales of securities available for sale.  At June 30, 2009 the Corporation realized $61,000 gross gains and $58,000 gross losses on sales of securities available for sale.

At June 30, 2010, and December 31, 2009, securities with a carrying value of $93,830,000 and $96,927,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

8.             Fair Value Measurements

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at June 30, 2010, and December 31, 2009, are as follows:

	Fair Value Measurements at June 30, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$204,580	$678	$203,902	$—
Impaired loans	Nonrecurring	4,097	—	—	4,097
Foreclosed real estate	Nonrecurring	7,395	—	—	7,395

	Fair Value Measurements at December 31, 2009
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$209,872	$602	$209,270	$—
Impaired loans	Nonrecurring	4,447	—	—	4,447
Foreclosed real estate	Nonrecurring	6,046	—	—	6,046

The following table presents a reconciliation of impaired loans and foreclosed real estate measured at fair value, using significant unobservable inputs (Level 3), for the quarter ended June 30, 2010:

In thousands	Impaired Loans	Foreclosed Real Estate

Balance — January 1, 2010	$4,447	$6,046
Gains on sales of loans	—	—
Loans charged off	(666)	—
Settled or otherwise removed from impaired status	(146)	(351)
Additions to impaired status	840	—
Payments made	(86)	—
Increase in valuation allowance	1,210	—
Loans transferred to foreclosed real estate	(1,502)	1,700
Loan originations	—	—
Loan sales	—	—
Balance — June 30, 2010	$4,097	$7,395

Accounting Standards Codification (ASC) Topic 825, Financial Instruments, requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2010, and December 31, 2009:

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

Estimated fair values of financial instruments at June 30, 2010, and December 31, 2009, were as follows:

	June 30, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$14,193	$14,193	$17,875	$17,875
Interest bearing deposits in banks	14,807	14,807	6,263	6,263
Investment securities:
Available for sale	204,580	204,580	209,872	209,872
Held to maturity	10,051	10,681	10,057	10,334
Loans held for sale	3,662	3,662	145	145
Loans, less allowance for loan losses	646,355	668,655	632,706	648,508
Accrued interest receivable	3,741	3,741	3,658	3,658
Restricted investment in bank stocks	9,170	9,170	9,170	9,170

Financial liabilities:
Deposits	752,788	756,622	728,523	732,089
Short-term borrowings	39,882	39,882	55,291	55,291
Long-term borrowings	83,725	88,464	80,294	83,305
Accrued interest payable	2,228	2,228	2,122	2,122

Off-balance sheet financial instruments	—	—	—	—

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

ASU 2009-16

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This ASU amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140.

The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets and also improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

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

All of the amendments in the ASU were effective upon issuance, on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment was effective for interim or annual periods ending after June 15, 2010.  The Corporation adopted the required provisions of ASU 2010-09, with no significant impact on its financial condition or results of operations.

ASU 2010-18

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-1, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.

The Corporation does not expect the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2010-20

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of the new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffectiveness of the business strategy due to changes in current or future market conditions; effects and unanticipated expenses related to the proposed charter conversion of our subsidiary bank from a federal to a state charter; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2010, compared to quarter ended June 30, 2009

Executive Summary

Net income for the three months ended June 30, 2010, was $2,065,000 compared to $1,433,000 for the same quarter in 2009, an increase of $632,000 or 44%.  Earnings per share increased from $0.24 in 2009 to $0.35 in 2010.  Net interest income increased $1,267,000 or 16%; provision for loan losses increased $1,126,000 or 92%; other income increased $76,000 or 2%; and, other expenses decreased $721,000 or 9%.

Net Interest Income

Net interest income totaled $9,208,000 for the quarter ended June 30, 2010, compared to $7,941,000 for the same period in 2009, an increase of $1,267,000 or 16%. Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  At the end of the second quarter of 2010, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to 0.25% since that time.  Interest expense decreased $997,000 or 29%.  The lower funding costs were combined with higher interest income, which increased $270,000 or 2%.  In looking at the detail, interest income was actually increased by $605,000 in the quarter ended June 30, 2010, due to the interest recovery on full payoff of a loan that was in nonaccrual status in prior years.  Otherwise, interest income was lower as a result of investment securities paydowns that were not reinvested due to low market rates resulting from Federal Reserve buying activities.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at subsequent rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2009, and filed with the SEC on March 12, 2010.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2010 was 3.99% (3.72% without the one-time interest recovery) compared to 3.44% during the same period in 2009.  Without the one-time interest recovery, the yield on interest earning assets decreased by 0.25% comparing the second quarter of 2010 to 2009 and the cost of interest bearing liabilities decreased by 0.54%.  The net interest margin was 4.16% (3.89% without the one-time interest recovery) for the second quarter of 2010 and 3.67% for the second quarter of 2009.  The net interest margin improvement was mainly a result of the cost of funding decreasing at a higher rate than the rate of change in the yield on assets due to timing of repricing, local market competition, and a “steep” yield curve that currently favors financial institutions.

Average earning assets were $893,896,000 during the second quarter of 2010, an increase of $15,883,000 from the average for the second quarter of 2009.  Average interest bearing liabilities were $775,638,000 in the second quarter of 2010, an increase of $11,678,000 from the same quarter in 2009.

Provision for Loan Losses

The provision for loan losses was $2,351,000 in the second quarter of 2010 compared to $1,225,000 in the second quarter of 2009, an increase of $1,126,000 or 92%. The increase was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.

For the second quarter of 2010, the Corporation had net charge-offs of $775,000, as compared to net recoveries of $1,000 for the second quarter of 2009.

Other Income

Total other income was $3,160,000 for the three months ended June 30, 2010, up $76,000, or 2%, from the second quarter of 2009.  Fees from deposit accounts and ATM/debit card revenue were $879,000, an increase of $33,000, or 4%, due to higher electronic transaction volume. About 56% of this revenue is overdraft-related fees.  A revised federal Regulation E, which restricts how banks collect overdraft-related fees, will go into effect as of August 15, 2010. The revenues at risk from this revision is not estimable at this time.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $326,000 for the three months ended June 30, 2010, as compared to $227,000 during the second quarter of 2009, a 44% increase as a result of higher average assets under management and higher estate settlement fees. Earnings on bank-owned life insurance rose by $81,000, or 32%, as a result of an insurance death claim of a Director. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw stable revenue, increasing $15,000 or 1%.  Revenue was constrained by generally lower commissions in a “soft” insurance market and effects of the prolonged economic recession on business clients, while “contingent” commissions were higher for the quarter.  The “contingent” or extra commission payments from insurance carriers is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  Other income in the quarter ended June 30, 2010, was down 43%, being negatively impacted by decreased fees related to sales of residential mortgages, as a result of continued slow activity in this sector.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $29,000, or less than 1%, when comparing the second quarter of 2010 to the same quarter a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense due to the reduced benefit formula implemented by the Corporation on January 1, 2010, offset by

•                  Increases from higher employee usage of 401(k) plan benefits (affecting the employer match), unused paid time off accruals, and payroll taxes;

•                  Normal merit and production-based incentive compensation increases to employees;

•                  An increase in the number of full-time equivalent employees; and,

•                  Increased benefit plan costs, particularly medical insurance.

Net occupancy expense decreased $32,000, or 6%, in part due to lower specific repair costs between the two quarters.  Equipment expense increased by $64,000, or 12%, as a result of higher maintenance and depreciation on new technology purchases necessary to meet marketplace and regulatory demands or to maintain systems reliability.

Professional services expense totaled $236,000 during the second quarter of 2010, as compared to $202,000 for the same period in 2009, an increase of $34,000 or 17%.  This increase was due to higher loan collection legal costs and more corporate governance work including activities related to a pending conversion to a state charter for the banking subsidiary.

Marketing expense increased by $18,000, or 15%.  Higher marketing expense for the quarter reflects specific promotions to increase lending to consumers in the marketplace and to reinforce the commitment of the banking subsidiary in key markets.

FDIC expense for the second quarter of 2010 was $295,000, a decrease of $798,000 from the second quarter of 2009.  The much higher expense in 2009 was a result of the special assessment required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to the special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect bank earnings. ACNB recorded its prepaid assessments as a prepaid expense included on other assets as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.

Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other operating expenses decreased by $62,000, or 8%, in the second quarter of 2010, as compared to the second quarter of 2009.  The decreases were over a variety of expenses including lower fraud-related deposit losses and lower contributions.

Income Tax Expense

The Corporation recognized income taxes of $462,000, or 18% of pretax income, during the second quarter of 2010, as compared to $156,000, or 10% of pretax income, during the same period in 2009. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).  The effective tax rate was higher in 2010 than 2009 as taxable income increased while tax exempt income and tax credits decreased.  The income tax provision during the second quarters ended June 30, 2010 and 2009, included low-income housing tax credits of $145,000 and $169,000, respectively.

Six months ended June 30, 2010, compared to six months ended June 30, 2009

Executive Summary

Net income for the six months ended June 30, 2010, was $4,487,000 compared to $3,550,000 for the same period in 2009, an increase of $937,000 or 26%.  Earnings per share increased from $0.60 in 2009 to $0.76 in 2010.  Net interest income increased $1,939,000 or 12%; provision for loan losses increased $860,000 or 37%; other income decreased $183,000 or 3%; and, other expenses decreased $501,000 or 3%.

Net Interest Income

Net interest income totaled $17,778,000 for the six months ended June 30, 2010, compared to $15,839,000 for the same period in 2009, an increase of $1,939,000 or 12%.  Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued weakness in broader financial markets.  At the end of the first six months of 2009, several of the core deposit rates were at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate to a range of 0% to 0.25%.  In addition, after experiencing loss of principal in equity investments, ACNB customers perhaps valued local institutions and FDIC protection over yield on their funds allocated to bank deposits, thereby lowering the cost of funds despite the increase in volume.  Interest expense decreased $2,319,000 or 32%.  The decreased funding costs were partially offset by lower interest income, which decreased $380,000 or 2%.  Interest income was actually increased by $605,000 in the six months ended June 30, 2010, due to the interest recovery on full payoff of a loan that was in nonaccrual status in prior years. Other than this one-time interest recovery, interest income was lower as a result of investment securities maturities that were not reinvested, but instead used to pay off borrowings and to fund loans.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at various rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2009, and filed with the SEC on March 12, 2010.

The net interest spread for the first six months of 2010 was 3.90% (3.76% without the one-time interest recovery) compared to 3.42% during the same period in 2009.  Without the one-time interest recovery, the yield on interest earning assets decreased by 0.25%, primarily due to rates resetting and new loan origination at lower rates, and the cost of interest bearing liabilities decreased by 0.59%.  The net interest margin was 4.07% (3.93% without the one-time interest recovery) for the first six months of 2010 and 3.65% for the first six months of 2009.

Average earning assets were $886,952,000 during the first six months of 2010, an increase of $4,401,000 from the average for the first six months of 2009.  Average interest bearing liabilities were $772,458,000 in the first six months of 2010, an increase of $740,000 from the same six months in 2009.  Access to funding at favorable rates and the local market that preferred dealing with a stable local institution were factors in the increase in earning assets and local funding sources between the two periods.

Provision for Loan Losses

The provision for loan losses was $3,210,000 in the first six months of 2010, as compared to $2,350,000 in the first six months of 2009. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses after the continuation of the severe recession, as well as charge-off experience in the portfolio, specific potential loss allocations attributed to impaired loans remaining in the portfolio, and the general growth in the loan portfolio.

ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  For the first six months of 2010, the Corporation had net charge-offs of $847,000, as compared to net recoveries of $118,000 for the first six months of 2009.

Other Income

Total other income was $6,028,000 for the six months ended June 30, 2010, down $183,000, or 3%, from the first six months of 2009.  Fees from deposit accounts and ATM/debit card revenue were $1,694,000, an increase of $81,000, or 5%, due to higher electronic transaction volume. About 55% of this revenue is overdraft-related fees.  A revised federal Regulation E, which restricts how banks collect overdraft-related fees, will go into effect as of August 15, 2010. The revenues at risk from this revision is not estimable at this time.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $603,000 for the six months ended June 30, 2010, as compared to $496,000 during the first six months of 2009, a 22% increase as a result of higher average assets under management. Earnings on bank-owned life insurance increased by $84,000, or 17%, as a result of an insurance death claim of a Director. The Corporation’s insurance subsidiary, Russell Insurance Group, Inc., experienced a revenue decrease of $326,000 or 11%.  The decrease was primarily due to lower amounts of “contingent” commissions received in the first quarter of 2010. Otherwise, revenue during the six month period was constrained by generally lower commissions in a “soft” insurance market and the effects of the prolonged economic recession on business clients.  The “contingent” or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  Gains on sales of securities increased by $22,000 as securities were sold to adjust the interest rate risk position of the portfolio.  Other non-interest income was negatively impacted by decreased fees related to sales of residential mortgages, reflecting continued slow activity in this sector.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $176,000, or 2%, when comparing the first six months of 2010 to the same period a year ago.  Overall, the decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense due to the reduced benefit formula implemented by the Corporation on January 1, 2010, offset by

•                  Varying employee usage of 401(k) plan benefits, unused paid time off accruals and payroll taxes;

•                  The timing and rate of normal merit and production-based incentive compensation increases to employees;

•                  An increase in the number of full-time equivalent employees; and,

•                  Increased benefit plan costs, particularly medical insurance.

Net occupancy expense decreased by $34,000, or 3%, when comparing the first six months of 2010 to the same period a year ago due to lower specific repair costs between the two periods.  Equipment expense increased by $130,000, or 12%, as a result of maintenance and depreciation of new technology purchases.

Professional services expense totaled $481,000 during the first six months of 2010, as compared to $431,000 for the same period in 2009, an increase of $50,000 or 12%.  The increase was due to higher loan collection legal costs and more corporate governance work including activities related to a pending conversion to a state charter for the banking subsidiary.

Other tax expense increased due to a refund of sales and use tax recognized in 2009. Marketing expense decreased by $21,000, or 9%, due to the execution of general budgeted reductions in expenditures.

FDIC expense for the first six months of 2010 was $598,000, a decrease of $568,000 from the same period in 2009.  The much higher expense in 2009 was a result of the special assessment required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to the special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect bank earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made.

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

Other operating expenses increased $66,000, or 4%, in the first six months of 2010, as compared to the first six months of 2009. Increased costs include higher expenses to maintain other real estate owned properties and the expense related to the conversion to a new Internet Banking vendor.  These increases were partially offset by a variety of other discretionary spending cuts.

Income Tax Expense

The Corporation recognized income taxes of $1,147,000, or 20.4% of pretax income, during the first six months of 2010, as compared to $687,000, or 16.2% of pre-tax income, during the same period in 2009. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).  The effective tax rate was higher in 2010 than 2009 as taxable income increased while tax exempt income and tax credits decreased.  The income tax provision during the six months ended June 30, 2010 and 2009, included historical and low-income housing tax credits of $289,000 and $339,000, respectively.

FINANCIAL CONDITION

Assets totaled $978,286,000 at June 30, 2010, compared to $961,904,000 at December 31, 2009, and $960,947,000 at June 30, 2009. Average earning assets during the six months ended June 30, 2010, increased to $886,952,000 from $882,551,000 during the same period in 2009. Average interest bearing liabilities increased in 2010 to $772,458,000 from $771,718,000 in 2009.

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

At June 30, 2010, the securities balance included a net unrealized gain of $6,169,000, net of taxes, on available for sale securities versus a net unrealized gain of $4,206,000, net of taxes, at December 31, 2009. The increase in fair value of securities during 2010 was a result of change in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.  The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 8 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $13,584,000, or 2%, from June 30, 2009, to June 30, 2010, and by $16,012,000, or 2.5%, from December 31, 2009, to June 30, 2010, due to increases in consumer loans.  During the second quarter of 2010, loan demand was weak despite ACNB’s continued efforts to increase loans by lending to support existing and new customers in its marketplace. Compared to June 30, 2009, commercial loans (including commercial real estate and construction) decreased by approximately $10,000,000 or 4%. The commercial loan decline during this period was the result of reduced business activity in the market area that hindered new originations, as well as management’s decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to potential credit risk.

Participation loans at June 30, 2010, totaled approximately $24,000,000, a decrease of $20,000,000 compared to June 30, 2009. Residential real estate mortgage lending increased by $24,000,000, or 7%, to local borrowers who preferred loans that would not be sold into the secondary mortgage market. Of the $24,000,000 increase, $3,600,000 were residential mortgage loans secured by junior liens.  Home equity loans, which are also in many cases junior liens, decreased by $1,000,000 because of refinancing into other ACNB lending products, competition from other financial institutions, and customers paying off debt in the uncertain job market and slow real estate market. Although there is no discernable difference in delinquency compared to first mortgage loans, junior liens inherently have more credit risk by virtue of the fact that another financial institution generally has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Further, foreclosure actions could become more prevalent in a continuation of the national or a local economic downturn. Compared to December 31, 2009, commercial loans outstanding at June 30, 2010, were up by $3,000,000, or 1%, with growth in owner occupied commercial real estate and non-real estate secured commercial and industrial loans offsetting continued declines in real estate construction and land development loans.  Management has purposely reduced lending to the construction real estate category due to the risk evident in this category.  Year to date in 2010 consumer residential real estate related loans grew $13,000, or 3%, mainly as a result of booking local loans in lieu of selling into the secondary market.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $87,000,000, or 13% of total loans, at June 30, 2010.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2010, was $14,344,000, or 2.17% of loans, as compared to $9,860,000, or 1.51% of loans, at June 30, 2009, and $11,981,000, or 1.86% of loans, at December 31, 2009. The ratio of non-performing loans plus foreclosed assets to total assets was 2.09% at June 30, 2010, as compared to 1.37% at June 30, 2009, and 2.23% at December 31, 2009.

Loans past due 90 days and still accruing were $1,980,000 and nonaccrual loans were $11,023,000 as of June 30, 2010.  $2,000,000 of the nonaccrual balance and $373,000 of the 90 days and still accruing balance at June 30, 2010, were troubled debt restructured loans.  Loans past due 90 days and still accruing were $2,933,000 at June 30, 2009, while nonaccruals were $9,645,000.  Loans past due 90 days and still accruing were $2,107,000 at December 31, 2009, while nonaccruals were $13,308,000.  $2,360,000 of the nonaccrual balance at December 31, 2009, were troubled debt restructured loans.  In addition to the nonperforming loans disclosed above, total loans classified as substandard at June 30, 2010, June 30, 2009, and December 31, 2009, were approximately $16,517,000, $4,709,000 and $12,071,000, respectively.  Substandard loans are considered to be potential problem loans.

The increase in non-performing loans coincided with the onset of the sharp recession in the second half of 2008.  A better understanding of the trends of the non-performing loans is obtained by a comparison back to that time period. Information on nonaccrual loans at June 30, 2010, compared to the year-ends of 2009 and 2008, is as follows:

Dollars in Thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

JUNE 30, 2010
Residential real estate developments	2	$5,013	$1,282	$—	In market	2006
Economic development project *	—	—	—	601	In market	2007
Owner occupied commercial real estate	10	3,437	49	—	In market	1998-2008
Investment/rental commercial real estate	4	1,457	787	65	In market	2004-2007
Commercial & industrial	2	1,116	619	—	In market	2007
Total	18	$11,023	$2,737	$666

* Transferred to real estate owned in the second quarter of 2010.

Dollars in Thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

DECEMBER 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998-2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004-2007
Commercial & industrial	2	1,190	675	—	In market	2007
Total	15	$13,308	$3,947	$—

DECEMBER 31, 2008
Residential real estate developments	2	$5,712	$1,398	$2,765	In market	2006
Owner occupied commercial real estate	2	741	—	—	In market	1998-2006
Commercial & industrial	1	1,270	683	1,000	In market	2007
Total	5	$7,723	$2,081	$3,765

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland.  All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1998 and 2008 for purposes listed in the classifications in the tables above.

At June 30, 2010, the Corporation had two impaired loans to unrelated borrowers totaling $5,013,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan, which was extended by receipt of required payments in 2009, was placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements; on the other loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan to sell individual units of the property.  The total specific valuation allowance on the two unrelated credits is $1,282,000, which is net of charge-offs of $2,765,000 taken in 2008.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.

A local economic development corporation loan, originated in the third quarter of 2007 and in the total amount of $2,172,000, was added to nonaccrual status when the loan matured with various sales agreements and grants pending. Subsequent payment reduced the balance to $1,847,000.  The foreclosure process commenced in the fourth quarter of 2009 and the sheriff sale in the second quarter of 2010 resulted in ACNB protecting its interest with a fair value bid.  Subsequently, the resulting other real estate owned property was written down to fair value, less costs to sell, with a charge-off of $601,000 as determined at the time the property was acquired.

Owner occupied commercial real estate includes ten loan relationships totaling less than $1,000,000 each in outstanding balance in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business.  These loans were originated between 1998 and 2008.  The two largest loans total $1,770,000 to unrelated business enterprises and each have fair values in excess of the loan amount.  In general, these two businesses have been affected by specific factors other than the current economic conditions and these factors were not known until the fourth quarter of 2009 when they became delinquent and announced that further payments would not be made. The plan to foreclose through the sheriff sale process in the first half of 2010 was stayed by the borrower’s legal action in one case and the other loan was brought current by the borrower.  The legal objection is expected to be quashed in the third quarter of 2010 and foreclosure recommenced. The other smaller loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest of ACNB to initiate foreclosure procedures.  Two loans in this category have specific allocations totaling $49,000 based on the fair value.

Investment/rental commercial real estate includes four unrelated loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2004 and 2007, and were affected by the lack of borrower cash flow to continue to service the debt.  The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful.  Three loans currently in the foreclosure process have a specific allocation totaling $787,000 based on the fair value. A loan previously in this category was settled with a charge-off of $65,000, compared to a specific allocation in the Allowance for Loan Losses of $55,000 at December 31, 2009, during the second quarter of 2010.

Also included in impaired loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2006 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $1,030,000 with a specific valuation allowance of $602,000 which is net of a $1,000,000 charge-off taken in 2008.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are under a forbearance agreement and in nonaccrual status.  The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Forbearance agreement payments are currently being made in a timely manner.  These loan relationships are classified as commercial and industrial loans.

At June 30, 2010, ACNB added a commercial loan general pool allowance consisting of participation loans in its calculation of the adequacy of the allowance for loan losses.  These loans were previously included in various other commercial loan pools in the calculation.  The reason for the change was increased risk represented by these loans based on the geographic locations that are generally in the Harrisburg/Lancaster, Pennsylvania, market and because of the reliance on legal actions and collection efforts of the originating bank. The amount of allowance for loan loss was assigned at $1,564,000 on approximately $24,000,000 in outstanding balances.  The establishment of this pool was a primary reason that the provision for loan losses expense increased to $2,351,000 in the second quarter of 2010, as compared to provision expense of $859,000 in the first quarter of 2010.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year.  The results of this independent loan review are included in the systematic review of the loan portfolio.  The allowance for loan losses includes a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area.

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

Foreclosed Assets Held for Resale

Foreclosed real estate consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  At June 30, 2010, ACNB owned $7,395,000 in foreclosed assets held for resale, as compared to $6,046,000 and $585,000 at December 31, 2009, and June 30, 2009, respectively.  Of the June 30, 2010 total, $5,181,000 is a commercial property located in Lancaster, Pennsylvania, on which a valid sales agreement is in place and awaiting funding arrangements to be executed.  Another commercial property is valued at $1,246,000 that was previously the local development corporation project that was acquired through the sheriff sale process in the second quarter of 2010.  This property will be marketed to appropriate targeted buyers for such properties.  Another $256,000 is the value of two commercial properties that are being marketed through appropriate means.  Three residential real estate properties totaling $712,000 are being marketed through realtors or ACNB staff as appropriate.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities with total deposits of $752,788,000 as of June 30, 2010. Deposits increased by $27,271,000, or 4%, from June 30, 2009, to June 30, 2010, and by $24,265,000, or 3%, from December 31, 2009, to June 30, 2010.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the ongoing recession, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a recession economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain the deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase (accounted for as collateralized financing transactions) and short-term borrowings at the Federal Home Loan Bank (FHLB). Investment securities are pledged in sufficient amounts to collateralize repurchase agreements.  As of June 30, 2010, short-term borrowings were $39,882,000, as compared to $55,291,000 at December 31, 2009, and $52,017,000 at June 30, 2009. In comparison to year-end 2009, repurchase agreement balances were down $10,259,000 due to seasonal fluctuations in the business activities of ACNB’s commercial customer base and there were no short-term FHLB borrowings at the end of second quarter 2010 compared to $5,150,000 at year-end 2009.  The decrease from the end of the second quarter of 2009 in short-term borrowings was due to lower short-term FHLB borrowings. Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $83,725,000 at June 30, 2010, versus $80,294,000 at December 31, 2009, and $85,496,000 at June 30, 2009. Compared to December 31, 2009, the Corporation increased long-term borrowings by borrowing FHLB advances for longer, laddered terms between two and six years as a measure of protection against the possibility of higher interest rates in future periods.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining higher than a regulatory “well-capitalized” position.  Total stockholders’ equity was $92,660,000 at June 30, 2010, compared to $88,303,000 at December 31, 2009, and $85,128,000 at June 30, 2009.  Stockholders’ equity increased in the first six months of 2010 by $4,357,000 due to $2,234,000 in earnings retained in capital and an increase in accumulated other comprehensive income due to the rise in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2010, ACNB earned $4,487,000 and paid dividends of $2,253,000 for a dividend payout ratio of 50%.  During the first six months of 2009, ACNB earned $3,550,000 and paid dividends of $2,260,000 for a dividend payout ratio of 64%.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regulators, at their discretion, can impose higher capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require ACNB and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk-weighted assets.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2010	December 31, 2009	“Well Capitalized”
Tier 1 leverage ratio (to average assets)	8.18%	8.05%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	11.97%	11.85%	6.00%
Total risk-based capital ratio	13.23%	13.11%	10.00%

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

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2010, ACNB’s banking subsidiary had a borrowing capacity of approximately $277,725,000 from the FHLB, of which $196,725,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $58,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs.  In addition, ACNB’s Liquidity and Contingency Liquidity Policy Statement identifies additional sources of contingency liquidity. Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. In 2009, the FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowers the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $40,000,000 and $49,000,000 at June 30, 2010, and December 31, 2009, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The maximum amount of dividends that may be paid from the subsidiary bank to ACNB was $5,240,000 at June 30, 2010.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

In March 2010, the Interagency Policy Statement on Funding and Liquidity Risk Management was issued to be effective in May 2010.  This directive, issued jointly by all banking regulators, has an effect on balance sheet management and reporting requirements.  Key points of the new policy statement emphasize regulatory expectations of a shift from bank liquidity based off of borrowing capacity to perhaps more holdings of unencumbered liquid assets, depending on the complexity, capital and growth profile of each institution.  Funding provided by borrowings need to be prudent in amount and diversified in source and terms.   Finally, liquidity processes need to be managed by bank-specific funding plans and policies, as well as regularly tested.  ACNB has studied these directives to analyze any variances from current practices and policies, and concluded the Corporation to be in substantial compliance.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 30, 2010, the Corporation had unfunded outstanding commitments to extend credit of approximately $123,692,000 and outstanding standby letters of credit of approximately $5,685,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

Market Risks

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

RECENT DEVELOPMENTS

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT - On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage. These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary. These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements, and the increased cost of supervision and compliance more generally. Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS - The subsidiary bank is subject to deposit insurance assessments by the FDIC.  The assessments are based on the risk classification of the depository institution.  The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000 and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset).  As of December 31, 2009, and each quarter thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

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

FASB PROPOSALS - On May 26, 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft that proposes to dramatically overhaul financial instrument accounting. The changes would affect how banks account for a wide range of financial instruments, including investments in debt and equity securities, loans, deposits and borrowings. The proposed requirements affect the classification and measurement of financial instruments and the recognition and measurement of impairment losses on financial assets. Financial asset categories would be reduced to two categories: (1) fair value through net income and (2) fair value through other comprehensive income (OCI). Financial liabilities would be reduced to four categories: (1) fair value through net income, (2) fair value through OCI, (3) amortized cost and (4) remeasurement value (for core deposit liabilities). Principally all financial assets and most financial liabilities would be measured at fair value on the balance sheet. Further, some financial assets and liabilities would display both amortized cost and fair value amounts on the face of the balance sheet. Loans held to collect contractual cash flows are an example. A separate companion exposure draft proposes to require companies to display net income and OCI on one single statement of comprehensive income. As a result, the income statement would become the statement of comprehensive income (SCI). Comprehensive income is defined as net income plus OCI. Currently, OCI items bypass net income and are recorded as a separate component of equity in the balance sheet. The effective date for this proposal has not been set. The comment period for the exposure draft ends on September 30, 2010.

ACNB believes that the proposal does not reflect the business cycle of a community bank, it would be implemented inconsistently, and, most importantly, it would negatively affect the ability to serve community bank customers.  Loans held to collect contractual cash flows is the primary earning asset of a community bank.  These loans are underwritten to the specific attributes of the local market and the specific local customers, which generally cannot be valued efficiently such as is the case with equity and debt securities and more homogeneous loans such as residential mortgages underwritten to be sold into a secondary market.   Loans that cannot be valued easily generally will reflect a discount in such measurements.  The expected result of the proposal could be a combination of fewer loans written to support local businesses, higher interest rates charged, and shorter fixed-rate terms offered.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 4T - CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2010, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended June 30, 2010.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of June 30, 2010, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of June 30, 2010, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.4

Director Supplemental Life Insurance Plan - Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Daniel W. Potts, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

ACNB CORPORATION (Registrant)

Date:	August 6, 2010	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)