Form 10-Q
period 2010-09-30
ACNB CORP
filed 2010-11-05
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2010

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

The number of shares of the Registrant’s Common Stock outstanding on October 29, 2010, was 5,928,343.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2010	September 30, 2009	December 31, 2009

ASSETS

Cash and due from banks	$15,317	$14,665	$17,875
Interest bearing deposits with banks	17,547	24,424	6,263

Total Cash and Cash Equivalents	32,864	39,089	24,138

Securities available for sale	205,534	214,222	209,872
Securities held to maturity, fair value $10,844; $10,394; $10,334	10,048	10,060	10,057
Loans held for sale	3,761	285	145
Loans, net of allowance for loan losses $15,278; $10,994; $11,981	654,542	629,764	632,706
Premises and equipment	14,344	14,811	14,760
Restricted investment in bank stocks	9,170	9,170	9,170
Investment in bank-owned life insurance	27,200	26,162	26,408
Investments in low-income housing partnerships	4,189	4,480	4,391
Goodwill	5,972	5,972	5,972
Intangible assets	3,848	4,457	4,362
Foreclosed real estate	7,934	585	6,046
Other assets	13,790	8,977	13,877

Total Assets	$993,196	$968,034	$961,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$106,087	$89,001	$93,829
Interest bearing	658,776	626,324	634,694

Total Deposits	764,863	715,325	728,523

Short-term borrowings	41,785	55,369	55,291
Long-term borrowings	81,611	95,396	80,294
Other liabilities	11,113	12,755	9,493

Total Liabilities	899,372	878,845	873,601

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343 shares outstanding	14,977	14,977	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	8,787	8,787	8,787
Retained earnings	69,035	64,977	65,623
Accumulated other comprehensive income (loss)	1,753	1,176	(356)

Total Stockholders’ Equity	93,824	89,189	88,303

Total Liabilities and Stockholders’ Equity	$993,196	$968,034	$961,904

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$8,976	$8,989	$27,247	$26,922
Securities:
Taxable	1,779	2,113	5,576	6,595
Tax-exempt	314	368	1,004	1,120
Dividends	7	8	22	30
Other	24	7	66	13

Total Interest Income	11,100	11,485	33,915	34,680

INTEREST EXPENSE

Deposits	1,553	2,265	4,828	7,403
Short-term borrowings	25	83	98	278
Long-term borrowings	810	938	2,499	2,961

Total Interest Expense	2,388	3,286	7,425	10,642

Net Interest Income	8,712	8,199	26,490	24,038

PROVISION FOR LOAN LOSSES	1,400	1,200	4,610	3,550

Net Interest Income after Provision for Loan Losses	7,312	6,999	21,880	20,488

OTHER INCOME
Service charges on deposit accounts	618	644	1,768	1,775
Income from fiduciary activities	350	265	953	761
Earnings on investment in bank-owned life insurance	252	264	759	765
Gain on life insurance proceeds	—	—	78	—
Net gains on sales of securities	47	14	72	17
Impairment charges on equity securities	—	(522)	—	(522)
Service charges on ATM and debit card transactions	287	260	831	742
Commissions from insurance sales	1,137	1,336	3,740	4,265
Other	225	378	743	1,047

Total Other Income	2,916	2,639	8,944	8,850

OTHER EXPENSES

Salaries and employee benefits	4,216	4,368	12,711	13,039
Net occupancy	520	542	1,658	1,714
Equipment	603	521	1,834	1,622
Other tax	182	200	588	554
Professional services	247	177	728	608
Supplies and postage	160	174	505	519
Marketing	72	108	281	338
FDIC and regulatory	355	346	1,061	1,622
Intangible assets amortization	161	160	482	479
Other operating	782	784	2,412	2,348

Total Other Expenses	7,298	7,380	22,260	22,843

Income before Income Taxes	2,930	2,258	8,564	6,495

PROVISION FOR INCOME TAXES	626	361	1,773	1,048

Net Income	$2,304	$1,897	$6,791	$5,447

PER SHARE DATA
Basic earnings	$0.39	$0.32	$1.15	$0.92
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2010 and 2009

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439

Comprehensive income:
Net income	—	—	—	5,447	—	5,447
Other comprehensive income, net of taxes and reclassification adjustment	—	—	—	—	2,975	2,975

Total Comprehensive Income						8,422

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)

Cash dividends declared	—	—	—	(3,386)	—	(3,386)

BALANCE — SEPTEMBER 30, 2009	$14,977	$(728)	$8,787	$64,977	$1,176	$89,189

BALANCE — JANUARY 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

Comprehensive income:
Net income	—	—	—	6,791	—	6,791
Other comprehensive income, net of taxes and reclassification adjustment	—	—	—	—	2,109	2,109

Total Comprehensive Income						8,900

Cash dividends declared	—	—	—	(3,379)	—	(3,379)

BALANCE — SEPTEMBER 30, 2010	$14,977	$(728)	$8,787	$69,035	$1,753	$93,824

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$6,791	$5,447
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(68)	(508)
Earnings on investment in bank-owned life insurance	(759)	(765)
Gain on life insurance proceeds	(78)	—
Gains on sales of securities	(72)	(17)
Impairment charges on equity securities	—	522
Depreciation and amortization	1,773	1,716
Provision for loan losses	4,610	3,550
Net amortization (accretion) of investment securities premiums (discounts)	73	(154)
(Increase) decrease in interest receivable	(296)	293
Decrease in interest payable	(129)	(163)
Mortgage loans originated for sale	(23,385)	(45,276)
Proceeds from loans sold to others	19,992	46,459
(Increase) decrease in other assets	(496)	270
Increase in other liabilities	140	1,765

Net Cash Provided by Operating Activities	8,096	13,139

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	43,996	62,387
Proceeds from sales of investment securities available for sale	6,561	2,956
Purchase of investment securities held to maturity	—	(10,064)
Purchase of investment securities available for sale	(41,381)	(23,341)
Net increase in loans	(29,115)	(3,086)
Purchase of bank-owned life insurance	(250)	(100)
Capital expenditures	(903)	(1,595)
Proceeds from life insurance death benefits	294	—
Proceeds from sales of property and foreclosed real estate	656	151

Net Cash (Used in) Provided by Investing Activities	(20,142)	27,308

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	12,258	6,515
Net increase in time certificates of deposits and interest bearing deposits	24,082	18,513
Net decrease in short-term borrowings	(13,506)	(28,084)
Dividends paid	(3,379)	(3,386)
Purchase of treasury stock	—	(286)
Proceeds from long-term borrowings	22,000	68,000
Repayments on long-term borrowings	(20,683)	(79,555)

Net Cash Provided by (Used in) Financing Activities	20,772	(18,283)

Net Increase in Cash and Cash Equivalents	8,726	22,164

CASH AND CASH EQUIVALENTS — BEGINNING	24,138	16,925

CASH AND CASH EQUIVALENTS — ENDING	$32,864	$39,089

Interest paid	$7,554	$10,805
Incomes taxes paid	$2,300	$1,500
Loans transferred to foreclosed real estate	$2,669	$102

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of September 30, 2010 and 2009, and the results of operations, changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2010 and 2009.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s financial statements in the 2009 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2010.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.  For comparative purposes, the September 30, 2009, balances have been reclassified to conform with the 2010 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

By letter dated August 17, 2010, the Pennsylvania Department of Banking approved the conversion of Adams County National Bank, the wholly-owned subsidiary of ACNB Corporation, from a national banking association to a Pennsylvania state-chartered bank and trust company.  The conversion of Adams County National Bank to ACNB Bank took effect on October 4, 2010.  The conversion is not expected to have any material effect on the consolidated financial statements of ACNB Corporation.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,928,343 and 5,938,581 weighted average shares of common stock outstanding for the nine months ended September 30, 2010 and 2009, respectively, and 5,928,343 for the three months ended September 30, 2010 and 2009, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs related to the non-contributory pension plan for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Service cost	$115	$140	$345	$421
Interest cost	268	247	804	741
Expected return on plan assets	(304)	(241)	(912)	(723)
Recognized net actuarial loss	109	145	327	434
Other, net	13	13	39	39

Net Periodic Benefit Cost	$201	$304	$603	$912

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

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $5,969,000 in standby letters of credit as of September 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees should be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of September 30, 2010, for guarantees under standby letters of credit issued was not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains (losses) on securities available for sale and an unfunded pension liability.  The components of other comprehensive income (loss) for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Unrealized holding gains (losses) on available for sale securities arising during the period	$(98)	$4,320	$2,901	$3,530
Reclassification of (gains) losses realized in net income	(47)	508	(72)	505

Net Unrealized Gains (Losses)	(145)	4,828	2,829	4,035

Tax effect	(50)	1,641	961	1,372

	(95)	3,187	1,868	2,663

Change in pension liability	122	158	366	473

Tax effect	41	55	125	161

	81	103	241	312

Other Comprehensive Income (Loss)	$(14)	$3,290	$2,109	$2,975

The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)

BALANCE, SEPTEMBER 30, 2010	$6,074	$(4,321)	$1,753

BALANCE, DECEMBER 31, 2009	$4,206	$(4,562)	$(356)

BALANCE, SEPTEMBER 30, 2009	$6,459	$(5,283)	$1,176

6.                                       Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2010 and 2009, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2010
Net interest income and other income from external customers	$31,947	$3,487	$—	$35,434
Income before income taxes	8,092	472	—	8,564
Total assets	982,840	11,939	(1,583)	993,196
Capital expenditures	887	16	—	903

2009
Net interest income and other income from external customers	$28,632	$4,256	$—	$32,888
Income before income taxes	5,689	806	—	6,495
Total assets	957,436	13,484	(2,886)	968,034
Capital expenditures	1,562	33	—	1,595

Segment information for the three month periods ended September 30, 2010 and 2009, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2010
Net interest income and other income from external customers	$10,730	$898	$—	$11,628
Income before income taxes	2,841	89	—	2,930
Total assets	982,840	11,939	(1,583)	993,196
Capital expenditures	240	—	—	240

2009
Net interest income and other income from external customers	$9,505	$1,333	$—	$10,838
Income before income taxes	2,070	188	—	2,258
Total assets	957,436	13,484	(2,886)	968,034
Capital expenditures	321	23	—	344

Intangible assets, representing customer lists purchased by RIG, are amortized over 10 years on a straight line basis.  Goodwill is not amortized, but rather is analyzed annually for impairment.  However, amortization of goodwill and intangible assets is deductible for tax purposes.

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

Amortized cost and fair value at September 30, 2010, and December 31, 2009, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 2010
U.S. Government and agencies	$37,273	$515	$17	$37,771
Mortgage-backed securities - residential	111,837	6,509	40	118,306
State and municipal	34,218	1,675	—	35,893
Corporate bonds	11,352	479	8	11,823
CRA mutual fund	1,024	24	—	1,048
Stock in other banks	627	66	—	693

	$196,331	$9,268	$65	$205,534

DECEMBER 31, 2009
U.S. Government and agencies	$24,117	$316	$105	$24,328
Mortgage-backed securities - residential	128,073	5,489	65	133,497
State and municipal	40,723	631	83	41,271
Corporate bonds	9,959	215	—	10,174
Stock in other banks	627	—	25	602

	$203,499	$6,651	$278	$209,872

SECURITIES HELD TO MATURITY
SEPTEMBER 30, 2010
U.S. Government and agencies	$10,048	$796	$—	$10,844

DECEMBER 31, 2009
U.S. Government and agencies	$10,057	$277	$—	$10,334

At September 30, 2010, two U.S. Government and agencies had unrealized losses, and none of the securities had been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 2% of amortized cost.

At September 30, 2010, two mortgage-backed securities had unrealized losses, and none of the securities had been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 2% of amortized cost.

At September 30, 2010, one corporate bond had an unrealized loss, and this security had been in a continuous loss position for less than 12 months.  This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.  The security in this category had an unrealized loss that was less than 1% of amortized cost.

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

At December 31, 2009, 17 state and municipal securities had unrealized losses, and none of the municipal securities had been in a continuous loss position for 12 months or more.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame.  None of the securities in this category had an unrealized loss that exceeded 5% of amortized cost, and a majority had unrealized losses totaling less than 1% of amortized cost.  Stock in other banks are investments in two local banks that had unrealized losses; however, their market value has diminished in line with other similar bank stocks because of the financial issues impacting the banking industry.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At September 30, 2010, management had not identified any securities with an unrealized loss that it intends to sell.

The following table shows the Corporation’s gross unrealized losses and fair value related to investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010, and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 2010
U.S. Government and agencies	$1,831	$17	$—	$—	$1,831	$17
Mortgage-backed securities - residential	3,095	40	—	—	3,095	40
Corporate bonds	992	8	—	—	992	8

	$5,918	$65	$—	$—	$5,918	$65

DECEMBER 31, 2009
U.S. Government and agencies	$7,953	$105	$—	$—	$7,953	$105
Mortgage-backed securities - residential	16,426	62	482	3	16,908	65
State and municipal	7,757	83	—	—	7,757	83
Stock in other banks	602	25	—	—	602	25

	$32,738	$275	$482	$3	$33,220	$278

Amortized cost and fair value at September 30, 2010, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$—	$—	$—	$—
Over 1 year through 5 years	37,518	38,544	10,048	10,844
Over 5 years through 10 years	32,238	33,399	—	—
Over 10 years	13,087	13,544	—	—
Mortgage-backed securities - residential	111,837	118,306	—	—
CRA mutual fund and stock in other banks	1,651	1,741	—	—

	$196,331	$205,534	$10,048	$10,844

The Corporation realized gross gains of $54,000 during the third quarter of 2010 and $14,000 during the third quarter of 2009 and gross losses of $7,000 during the third quarter of 2010 and $0 during the third quarter of 2009 on sales of securities available for sale.  State and municipal securities were sold during the second quarter of 2010 at a loss in order to adjust the Corporation’s interest rate sensitivity, reduce exposure to geographical locations, balance the mix with other investment types, and reduce risks related to insurance coverage. For the nine month period ended September 30, 2010, the Corporation realized gross gains of $128,000 and gross losses of $56,000 on sales of securities available for sale.  For the nine month period ended September 30, 2009 the Corporation realized $75,000 gross gains and $58,000 gross losses on sales of securities available for sale.

At September 30, 2010, and December 31, 2009, securities with a carrying value of $102,607,000 and $96,927,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy and the basis of measurement used at September 30, 2010, and December 31, 2009, are as follows:

	Fair Value Measurements at September 30, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$205,534	$1,741	$203,793	$—
Impaired loans	Nonrecurring	5,358	—	—	5,358
Foreclosed real estate	Nonrecurring	7,934	—	—	7,934

	Fair Value Measurements at December 31, 2009
In thousands	Basis	Total	Level 1	Level 2	Level 3

Securities available for sale	Recurring	$209,872	$602	$209,270	$—
Impaired loans	Nonrecurring	4,447	—	—	4,447
Foreclosed real estate	Nonrecurring	6,046	—	—	6,046

The following table presents a reconciliation of impaired loans and foreclosed real estate measured at fair value, using significant unobservable inputs (Level 3), for the quarter ended September 30, 2010:

In thousands	Impaired Loans	Foreclosed Real Estate

Balance — January 1, 2010	$4,447	$6,046
Amount charged off	(666)	(147)
Settled or otherwise removed from impaired status	(325)	(628)
Additions to impaired status	2,442	—
Payments made	(151)	—
Increase in valuation allowance	1,373	—
Loans transferred to foreclosed real estate	(1,762)	2,663
Balance — September 30, 2010	$5,358	$7,934

Accounting Standards Codification (ASC) Topic 825, Financial Instruments, requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2010, and December 31, 2009:

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

Loans (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analysis, as well as using market rates at the balance sheet date that reflect the credit and interest rate risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Estimated fair values of financial instruments at September 30, 2010, and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$15,317	$15,317	$17,875	$17,875
Interest bearing deposits in banks	17,547	17,547	6,263	6,263
Investment securities:
Available for sale	205,534	205,534	209,872	209,872
Held to maturity	10,048	10,844	10,057	10,334
Loans held for sale	3,761	3,761	145	145
Loans, less allowance for loan losses	654,542	679,882	632,706	648,508
Accrued interest receivable	3,948	3,948	3,658	3,658
Restricted investment in bank stocks	9,170	9,170	9,170	9,170

Financial liabilities:
Deposits	764,863	768,903	728,523	732,089
Short-term borrowings	41,785	41,785	55,291	55,291
Long-term borrowings	81,611	87,422	80,294	83,305
Accrued interest payable	1,993	1,993	2,122	2,122

Off-balance sheet financial instruments	—	—	—	—

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

The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets are also improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

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

All of the amendments in the ASU were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment was effective for interim or annual periods ending after June 15, 2010.  The Corporation adopted the required provisions of ASU 2010-09, with no significant impact on its financial condition or results of operations.

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

ASU 2010-20

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolio by expanding credit risk disclosures.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of the new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects and unanticipated expenses related to the charter conversion of our subsidiary bank from a federal to a state charter; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Management makes numerous assumptions, estimates and adjustments in determining an adequate allowance. The Corporation assesses the level of potential loss associated with its loan portfolio and provides for that exposure through an allowance for loan losses. The allowance is established through a provision for loan losses charged to earnings. The allowance is an estimate of the losses inherent in the loan portfolio as of the end of each reporting period.  The Corporation assesses the adequacy of its allowance on a quarterly basis.  The specific methodologies applied on a consistent basis are discussed in greater detail under the caption, Allowance for Loan Losses, in a subsequent section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Regulatory agencies may require additions to the allowance as part of the examination process.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2010, compared to quarter ended September 30, 2009

Executive Summary

Net income for the three months ended September 30, 2010, was $2,304,000 compared to $1,897,000 for the same quarter in 2009, an increase of $407,000 or 21%.  Earnings per share increased from $0.32 in 2009 to $0.39 in 2010.  Net interest income increased $513,000 or 6%; provision for loan losses increased $200,000 or 17%; other income increased $277,000 or 10%; and, other expenses decreased $82,000 or 1%.

Net Interest Income

Net interest income totaled $8,712,000 for the quarter ended September 30, 2010, compared to $8,199,000 for the same period in 2009, an increase of $513,000 or 6%. Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  At the end of the third quarter of 2010, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and then maintained it at 0% to 0.25% since that time.  Interest expense decreased $898,000 or 27%.  The lower funding costs were combined with lower interest income, which decreased $385,000 or 3%.  Interest income was lower as a result of investment securities paydowns that were not reinvested due to low market rates resulting from Federal Reserve buying activities.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at subsequent rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Corporation’s Annual Report on Form 10-K dated December 31, 2009, and filed with the SEC on March 12, 2010.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2010 was 3.68% compared to 3.46% during the same period in 2009.  The yield on interest earning assets decreased by 0.24% when comparing the third quarter of 2010 to 2009, and the cost of interest bearing liabilities decreased by 0.46%.  The net interest margin was 3.85% for the third quarter of 2010 and 3.68% for the third quarter of 2009.  The net interest margin improvement was mainly a result of the cost of funding decreasing at a higher rate than the rate of change in the yield on assets due to timing of repricing, local market competition, and an improvement in the mix of higher yielding loans in earning assets.

Average earning assets were $902,702,000 during the third quarter of 2010, an increase of $12,327,000 from the average for the third quarter of 2009.  Average interest bearing liabilities were $776,331,000 in the third quarter of 2010, an increase of $4,478,000 from the same quarter in 2009.

Provision for Loan Losses

The provision for loan losses was $1,400,000 in the third quarter of 2010 compared to $1,200,000 in the third quarter of 2009, an increase of $200,000 or 17%. The increase was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the third quarter of 2010, the Corporation had net charge-offs of $466,000, as compared to net charge-offs of $67,000 for the third quarter of 2009.

Other Income

Total other income was $2,916,000 for the three months ended September 30, 2010, up $277,000, or 10%, from the third quarter of 2009.  Fees from deposit accounts and ATM/debit card revenue were $905,000, an increase of $1,000, or 0.1%, due to higher electronic transaction volume. About 57% of this revenue is overdraft-related fees.  A revised federal Regulation E, which restricts how banks collect overdraft-related fees, went into effect as of August 15, 2010. The change in Overdraft-related fees from this regulation was not material.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $350,000 for the three months ended September 30, 2010, as compared to $265,000 during the third quarter of 2009, a 32% increase as a result of higher average assets under management and higher estate settlement fees. Earnings on bank-owned life insurance decreased by $12,000, or 5%, as a result of lower crediting rates on some policies. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw lower revenue, decreasing $199,000 or 15%.  Revenue was constrained because of lower commissions in a “soft” insurance market, as well as the effects of the prolonged economic recession on business clients.  The Corporation took an impairment charge of $522,000 on two equity securities in the third quarter of 2009; no charge was necessary in the third quarter of 2010.  Other income in the quarter ended September 30, 2010, was down 30%, being negatively impacted by decreased fees related to less sales of residential mortgages as a result of continued slow activity in this sector.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $152,000, or 3%, when comparing the third quarter of 2010 to the same quarter a year ago.  Overall, the net decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense due to the reduced benefit formula implemented by the Corporation on January 1, 2010, and

•                  Lower production-based commissions and incentives, offset by

•                  Increases from higher employee usage of 401(k) plan benefits (affecting the employer match), unused paid time off accruals, and payroll taxes;

•                  Normal merit increases to employees;

•                  An increase in the number of full-time equivalent employees; and,

•                  Increased benefit plan costs, particularly medical insurance.

Net occupancy expense decreased $22,000, or 4%, in part due to lower specific repair costs between the two quarters.  Equipment expense increased by $82,000, or 16%, as a result of higher maintenance and depreciation on new technology purchases necessary to meet marketplace and regulatory demands or to maintain systems reliability.

Professional services expense totaled $247,000 during the third quarter of 2010, as compared to $177,000 for the same period in 2009, an increase of $70,000 or 40%.  This increase was due to higher loan collection legal costs and more corporate governance work including activities related to the conversion to a state charter for the banking subsidiary in early October 2010.

Marketing expense decreased by $36,000, or 33%.  Lower marketing expense for the quarter reflects different specific promotions between the two periods.

FDIC expense for the third quarter of 2010 was $299,000, an increase of $5,000 from the third quarter of 2009.  Both quarters reflected much higher expense required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to the special assessment similar to which was levied on all insured banks in the second quarter of 2009.

The prepaid assessments did not immediately affect our earnings. ACNB recorded its prepaid assessments as a prepaid expense included in other assets as of December 30, 2009, in the amount of $3,956,000, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, we expect to record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other operating expenses decreased by $29,000, or less than 2%, in the third quarter of 2010, as compared to the third quarter of 2009.  The decreases were over a variety of expenses including the benefit of a new internet banking vendor.

Provision for Income Taxes

The Corporation recognized income taxes of $626,000, or 21% of pretax income, during the third quarter of 2010, as compared to $361,000, or 16% of pretax income, during the same period in 2009. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).  The effective tax rate was higher in 2010 than 2009, as taxable income increased while tax exempt income and tax credits decreased.   The income tax provision during the third quarters ended September 30, 2010 and 2009, included low-income housing tax credits of $145,000 and $170,000, respectively.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

Executive Summary

Net income for the nine months ended September 30, 2010, was $6,791,000 compared to $5,447,000 for the same period in 2009, an increase of $1,344,000 or 25%.  Earnings per share increased from $0.92 in 2009 to $1.15 in 2010.  Net interest income increased $2,452,000 or 10%; provision for loan losses increased $1,060,000 or 30%; other income increased $94,000 or 1%; and, other expenses decreased $583,000 or 3%.

Net Interest Income

Net interest income totaled $26,490,000 for the nine months ended September 30, 2010, compared to $24,038,000 for the same period in 2009, an increase of $2,452,000 or 10%.  Net interest income increased due to a decrease in interest expense resulting from reductions in market rates associated with the continued weakness in broader financial markets.  Several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate to a range of 0% to 0.25% in 2008.  In addition, after experiencing losses of principal in equity investments, ACNB customers perhaps valued local institutions and FDIC protection over yield on their funds allocated to bank deposits, thereby lowering the cost of funds despite the increase in volume.  Interest expense decreased $3,217,000 or 30%.   The decreased funding costs were partially offset by lower interest income, which decreased $765,000 or 2%.  In the nine months ended September 30, 2010, interest income increased by $605,000, due to the interest recovery on full payoff of a loan that was in nonaccrual status in prior years. Other than this one-time interest recovery, interest income was lower as a result of investment securities maturities that were not reinvested, primarily due to record low interest yields in maturities with acceptable interest rate risk attributes.  Interest income also decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in a manner that a decrease in the driver rates decreases the yield on the loans at various rate reset dates. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Corporation’s Annual Report on Form 10-K dated December 31, 2009, and filed with the SEC on March 12, 2010.

The net interest spread for the first nine months of 2010 was 3.83% (3.74% without the one-time interest recovery) compared to 3.43% during the same period in 2009.  Without the one-time interest recovery, the yield on interest earning assets decreased by 0.16%, primarily due to rates resetting and new loan origination at lower rates, and the cost of interest bearing liabilities decreased by 0.55%.  The net interest margin was 3.99% (3.90% without the one-time interest recovery) for the first nine months of 2010 and 3.66% for the first nine months of 2009.

Average earning assets were $892,202,000 during the first nine months of 2010, an increase of $7,043,000 from the average for the first nine months of 2009.  Average interest bearing liabilities were $773,749,000 in the first nine months of 2010, an increase of $1,986,000 from the same nine months in 2009.  Access to funding at favorable rates and the local market that preferred dealing with a stable local institution were factors in the increase in earning assets and local funding sources between the two periods.

Provision for Loan Losses

The provision for loan losses was $4,610,000 in the first nine months of 2010, as compared to $3,550,000 in the first nine months of 2009. The increase was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses after the continuation of the severe recession, as well as charge-off experience in the portfolio, specific potential loss allocations attributed to impaired loans remaining in the portfolio, and the general growth in the loan portfolio.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  For the first nine months of 2010, the Corporation had net charge-offs of $1,312,000, as compared to net recoveries of $51,000 for the first nine months of 2009.

Other Income

Total other income was $8,944,000 for the nine months ended September 30, 2010, up $94,000, or 1%, from the first nine months of 2009.  Fees from deposit accounts and ATM/debit card revenue were $2,599,000, an increase of $82,000, or 3%, due to higher electronic transaction volume. Over 50% of this revenue is overdraft-related fees.  A revised federal Regulation E, which restricts how banks collect overdraft-related fees, went into effect as of August 15, 2010. The change in Overdraft-related fees from this regulation was not material.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $953,000 for the nine months ended September 30, 2010, as compared to $761,000 during the first nine months of 2009, a 25% increase as a result of higher average assets under management and higher estate fees. Earnings and an insurance death claim gain on bank-owned life insurance increased earnings on investment in bank-owned life insurance by $72,000, as compared to the prior year. The Corporation’s insurance subsidiary, Russell Insurance Group, Inc., experienced a revenue decrease of $525,000 or 12%.  The decrease was in part due to lower amounts of “contingent” commissions received in the first quarter of 2010. Otherwise, revenue during the nine month period was constrained by generally lower commissions in a “soft” insurance market and the effects of the prolonged economic recession on business clients.  The “contingent” or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  Gains on sales of securities increased by $55,000 as securities were sold to adjust the interest rate risk position of the portfolio.    The Corporation took an impairment charge of $522,000 on two equity securities in the third quarter of 2009; no charge was necessary in the third quarter of 2010.  Other non-interest income was negatively impacted by decreased fees related to less sales of residential mortgages, reflecting continued slow activity in this sector.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $328,000, or 3%, when comparing the first nine months of 2010 to the same period a year ago.  Overall, the net decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense due to the reduced benefit formula implemented by the Corporation on January 1, 2010, and

•                  Lower production-based incentive compensation, offset by

•                  Varying employee usage of 401(k) plan benefits, unused paid time off accruals, and payroll taxes;

•                  The timing and rate of normal merit increases to employees;

•                  An increase in the number of full-time equivalent employees; and,

•                  Increased benefit plan costs, particularly medical insurance.

Net occupancy expense decreased by $56,000, or 3%, when comparing the first nine months of 2010 to the same period a year ago due to lower specific repair costs between the two periods.  Equipment expense increased by $212,000, or 13%, as a result of maintenance and depreciation of new technology purchases.

Professional services expense totaled $728,000 during the first nine months of 2010, as compared to $608,000 for the same period in 2009, an increase of $120,000 or 20%.  The increase was due to higher loan collection legal costs and more corporate governance work including activities related to the conversion to a state charter for the banking subsidiary in early October 2010.

Other tax expense increased due to a refund of sales and use tax recognized in 2009. Marketing expense decreased by $57,000, or 17%, due to the execution of general budgeted reductions in such expenditures.

FDIC expense for the first nine months of 2010 was $897,000, a decrease of $563,000 from the same period in 2009.  The much higher expense in 2009 was a result of the special assessment required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to the special assessment similar to which was levied on all insured banks in the second quarter of 2009.   The prepaid assessments did not immediately affect our earnings. ACNB recorded its prepaid assessments as a prepaid expense included in other assets as of December 30, 2009, in the amount of $3,956,000, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, we expect to record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other operating expenses increased $68,000, or 3%, in the first nine months of 2010, as compared to the first nine months of 2009. Increased costs include higher expenses to maintain other real estate owned properties and the expense related to the conversion to a new internet banking vendor earlier in the year.  These increases were partially offset by a variety of other discretionary spending cuts.

Provision for Income Taxes

The Corporation recognized income taxes of $1,773,000, or 21% of pretax income, during the first nine months of 2010, as compared to $1,048,000, or 16% of pre-tax income, during the same period in 2009. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).  The effective tax rate was higher in 2010 than 2009, as taxable income increased while tax exempt income and tax credits decreased.  The income tax provision during the nine months ended September 30, 2010 and 2009, included historical and low-income housing tax credits of $434,000 and $509,000, respectively.

FINANCIAL CONDITION

Assets totaled $993,196,000 at September 30, 2010, compared to $961,904,000 at December 31, 2009, and $968,034,000 at September 30, 2009. Average earning assets during the nine months ended September 30, 2010, increased to $892,202,000 from $885,159,000 during the same period in 2009. Average interest bearing liabilities increased in 2010 to $773,749,000 from $771,763,000 in 2009.

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

At September 30, 2010, the securities balance included a net unrealized gain of $6,074,000, net of taxes, on available for sale securities versus a net unrealized gain of $4,206,000, net of taxes, at December 31, 2009. The increase in fair value of securities during 2010 was a result of change in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.   The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the securities portfolio and Note 8 - Fair Value Measurements in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $29,062,000, or 5%, from September 30, 2009, to September 30, 2010, and by $25,133,000, or 4%, from December 31, 2009, to September 30, 2010, due to increases in all categories except commercial construction loans.  During the third quarter of 2010, loans secured by commercial real estate increased representing lending to support existing and new customers in its marketplace. Compared to September 30, 2009, commercial loans (including commercial real estate and construction) increased by approximately $11,400,000 or 4%. The commercial loan increase during this period was the result of in-market lending that replaced certain commercial loans that were not renewed in the third quarter of 2009 due to potential credit risk.

Participation loans at September 30, 2010, totaled approximately $26,800,000, a decrease of $1,500,000 compared to September 30, 2009. Residential real estate secured lending increased by $17,800,000, or 5%, to local borrowers for their residences or to secure small commercial purpose loans.  Of the $17,800,000 increase, $3,500,000 were mortgage loans secured by junior liens.  Home equity loans, which are also in many cases junior liens, decreased by $1,000,000 because of refinancing into other ACNB lending products, competition from other financial institutions, and customers paying off debt in the uncertain job market and slow real estate market. Junior liens inherently have more credit risk by virtue of the fact that another financial institution generally has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Further, foreclosure actions could become even more prevalent in a continuation of the national or a local economic downturn. Compared to December 31, 2009, commercial loans outstanding at September 30, 2010, were up by $13,600,000, or 5%, with growth in owner occupied commercial real estate and non-real estate secured commercial and industrial loans offsetting continued declines in real estate construction and land development loans.  Management has purposely reduced lending to the construction real estate category due to the risk evident in this category.  Year to date in 2010, residential real estate secured loans grew $11,600,000, or 3%, mainly as a result of booking local residential real estate loans for residential and small business purposes.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $87,000,000, or 13% of total loans, at September 30, 2010.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2010, was $15,278,000, or 2.28% of loans, as compared to $10,994,000, or 1.72% of loans, at September 30, 2009, and $11,981,000, or 1.86% of loans, at December 31, 2009. The ratio of non-performing loans plus foreclosed assets to total assets was 2.08% at September 30, 2010, as compared to 1.44% at September 30, 2009, and 2.23% at December 31, 2009.

Changes in the allowance for loan losses were as follows:

In thousands	September 30, 2010	December 31, 2009	September 30, 2009
Balance, beginning	$11,981	$7,393	$7,393
Provision charged to operations	4,610	4,750	3,550
Recoveries on charged-off loans	42	186	170
Loans charged-off	(1,355)	(348)	(119)

Balance, ending	$15,278	$11,981	$10,994

Loans past due 90 days and still accruing were $1,480,000 and nonaccrual loans were $11,229,000 as of September 30, 2010.  $1,992,000 of the nonaccrual balance at September 30, 2010, were troubled debt restructured loans.   Loans past due 90 days and still accruing were $1,951,000 at September 30, 2009, while nonaccruals were $11,397,000.  Loans past due 90 days and still accruing were $2,107,000 at December 31, 2009, while nonaccruals were $13,308,000.  $2,360,000 of the nonaccrual balance at December 31, 2009, were troubled debt restructured loans.  In addition to the non-performing loans disclosed above, total loans classified as substandard at September 30, 2010, September 30, 2009, and December 31, 2009, were approximately $17,630,000, $11,831,000 and $12,071,000, respectively.  Substandard loans are considered to be potential problem loans.

The increase in non-performing loans coincided with the onset of the sharp recession in the second half of 2008.   A better understanding of the trends of the non-performing loans is obtained by a comparison back to that time period. Information on nonaccrual loans at September 30, 2010, compared to the year-ends of 2009 and 2008, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
SEPTEMBER 30, 2010
Residential real estate developments	4	$5,457	$1,808	$—	In market	2006-2008
Economic development project *	—	—	—	601	In market	2007
Owner occupied commercial real estate	12	3,483	23	30	In market	1998-2008
Investment/rental commercial real estate	4	1,205	444	178	In market	2004-2007
Commercial & industrial	2	1,084	586	—	In market	2007
Total	22	$11,229	$2,861	$809

* Transferred to other real estate owned in the second quarter of 2010.

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
DECEMBER 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998-2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004-2007
Commercial & industrial	2	1,190	675	—	In market	2007
Total	15	$13,308	$3,947	$—

DECEMBER 31, 2008

Residential real estate developments	2	$5,712	$1,398	$2,765	In market	2006
Owner occupied commercial real estate	2	741	—	—	In market	1998-2006
Commercial & industrial	1	1,270	683	1,000	In market	2007
Total	5	$7,723	$2,081	$3,765

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland.  All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1998 and 2008 for purposes listed in the classifications in the tables above.

At September 30, 2010, the Corporation had four impaired loans to unrelated borrowers totaling $5,457,000 to finance residential real estate development construction projects in the Corporation’s primary trading area of southcentral Pennsylvania. , All four are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  The loans were originated during the first half of 2006 through 2008.  One loan, which was extended by receipt of required payments in 2009, was placed in nonaccrual because of the inability of the borrower to fund the necessary infrastructure improvements. On a second loan, foreclosure has been held in abeyance while allowing the borrower to pursue a workout plan to sell individual units of the property.   The total outstanding on these two loans is $5,013,000.   The total specific valuation allowance on the two larger unrelated credits is $1,705,000, which is net of charge-offs of $2,765,000 taken in 2008.  The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.  Two smaller unrelated credits total $444,000 with specific valuation allowances of $103,000.  The proceeds of these loans were used to build a speculation house in the case of one borrower and to improve infrastructure in the case of the other borrower.

A local economic development corporation loan, originated in the third quarter of 2007 and in the total amount of $2,172,000, was added to nonaccrual status when the loan matured with various sales agreements and grants pending. Subsequent payment reduced the balance to $1,847,000.  The foreclosure process commenced in the fourth quarter of 2009, and the sheriff sale in the second quarter of 2010 resulted in ACNB protecting its interest with a fair value bid.  Subsequently, the resulting other real estate owned property was written down to fair value, less costs to sell, with a charge-off of $601,000 as determined at the time the property was acquired.  The property remained as other real estate owned at September 30, 2010.

Owner occupied commercial real estate includes 12 loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business.  These loans were originated between 1998 and 2008.  The two largest loans total $1,760,000 to unrelated business enterprises and each have fair values in excess of the loan amount.  In general, these two businesses have been affected by specific factors other than the current economic conditions and these factors were not known until the fourth quarter of 2009 when they became delinquent and announced that further payments would not be made. The plan to foreclose through the sheriff sale process in the first half of 2010 was stayed by the borrower’s legal action in one case and the other loan was brought current by the borrower.   The sheriff sale was extended by further legal action by the borrower in the third quarter. The other smaller loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest of ACNB to initiate foreclosure procedures.  Two loans in this category have specific allocations totaling $23,000 based on the fair value.

Investment/rental commercial real estate includes four unrelated loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2004 and 2007, and were affected by the lack of borrower cash flow to continue to service the debt.  The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful.  Two loans currently in the foreclosure process have specific allocations totaling $444,000 based on the fair value. A loan previously in this category was settled with a charge-off of $65,000, during the second quarter of 2010, as compared to a specific allocation in the allowance for loan losses of $55,000 at December 31, 200.,  Another loan previously in this category was moved to other real estate owned with a charge to the allowance for loan losses of $113,000 based on the fair value less costs to sell.  In this case, the previous specific allocation was $259,000.

Also included in impaired loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $996,000 with a specific valuation allowance of $568,000 which is net of a $1,000,000 charge-off taken in 2008.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are under a forbearance agreement and in nonaccrual status.  The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  Forbearance agreement payments are currently being made in a timely manner.  These loan relationships are classified as commercial and industrial loans.

The following is a summary of information pertaining to impaired loans at September 30, 2010, December 31, 2009, and December 31, 2008:

In thousands	September 30, 2010	December 31, 2009	December 31, 2008
Impaired loans with a valuation allowance	$8,219	$8,394	$5,047
Impaired loans without a valuation allowance	$3,010	$4,914	$4,187

Valuation allowance related to impaired loans	$2,861	$3,947	$2,081

At June 30, 2010, ACNB added a commercial loan general pool allowance consisting of participation loans in its calculation of the adequacy of the allowance for loan losses.  These loans were previously included in various other commercial loan pools in the calculation.  The reason for the change was increased risk represented by these loans based on the geographic locations that are generally in the Harrisburg/Lancaster, Pennsylvania, market and because of the reliance on legal actions and collection efforts of the originating bank at September 30, 2010. The amount of allowance for loan loss was assigned at $1,744,000 on approximately $27,000,000 in outstanding balances.  The establishment of this pool was a primary reason that the provision for loan losses expense increased to $4,610,000 year-to-date 2010, as compared to provision expense of $3,550,000 year-to-date 2009.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year.  The results of this independent loan review are included in the systematic review of the loan portfolio.  The allowance for loan losses includes a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. Regulatory agencies may require additions to the allowance as part of the examination process.

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

Foreclosed Real Estate

Foreclosed real estate consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  At September 30, 2010, ACNB owned $7,934,000 in foreclosed assets held for resale, as compared to $6,046,000 and $585,000 at December 31, 2009, and September 30, 2009, respectively.  Of the September 30, 2010 total, $5,181,000 is a commercial property located in Lancaster, Pennsylvania, on which a valid sales agreement is in place and awaiting funding arrangements to be executed.  Another commercial property is valued at $1,246,000 that was previously the local development corporation project that was acquired through the sheriff sale process in the second quarter of 2010.  This property is being marketed to appropriately targeted buyers for such properties.  Another $657,000 is the value of four commercial properties that are being marketed through appropriate means.  Four residential real estate properties totaling $850,000 are being marketed through realtors or ACNB staff as appropriate.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities with total deposits of $764,863,000 as of September 30, 2010. Deposits increased by $49,538,000, or 7%, from September 30, 2009, to September 30, 2010, and by $36,340,000, or 5%, from December 31, 2009, to September 30, 2010.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the ongoing recession, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a recession economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain the deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase (accounted for as collateralized financing transactions) and short-term borrowings at the Federal Home Loan Bank (FHLB). Investment securities are pledged in sufficient amounts to collateralize repurchase agreements.  As of September 30, 2010, short-term borrowings were $41,785,000, as compared to $55,291,000 at December 31, 2009, and $55,369,000 at September 30, 2009. In comparison to year-end 2009, repurchase agreement balances were down $8,097,000 due to seasonal fluctuations in the business activities of ACNB’s commercial customer base and there were no short-term FHLB borrowings at the end of third quarter of 2010 compared to $5,150,000 at year-end 2009.  The decrease from the end of the third quarter of 2009 in short-term borrowings was due to lower FHLB borrowings and lower balances in repurchase agreements. Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $81,611,000 at September 30, 2010, versus $80,294,000 at December 31, 2009, and $95,396,000 at September 30, 2009. Compared to December 31, 2009, the Corporation increased long-term borrowings by borrowing FHLB advances for longer, laddered terms between two and six years as a measure of protection against the possibility of higher interest rates in future periods.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining higher than a regulatory “well-capitalized” position.  Total stockholders’ equity was $93,824,000 at September 30, 2010, compared to $88,303,000 at December 31, 2009, and $89,189,000 at September 30, 2009.  Stockholders’ equity increased in the first nine months of 2010 by $5,521,000 due to $3,412,000 in earnings retained in capital and an increase in accumulated other comprehensive income primarily due to the rise in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2010, ACNB earned $6,791,000 and paid dividends of $3,379,000 for a dividend payout ratio of 50%.  During the first nine months of 2009, ACNB earned $5,447,000 and paid dividends of $3,386,000 for a dividend payout ratio of 62%.

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

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2010	December 31, 2009	“Well Capitalized”

Tier 1 leverage ratio (to average assets)	8.18%	8.05%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	11.92%	11.85%	6.00%
Total risk-based capital ratio	13.18%	13.11%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2010, ACNB’s banking subsidiary had a borrowing capacity of approximately $279,010,000 from the FHLB, of which $200,010,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $61,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs.  In addition, ACNB’s Liquidity and Contingency Liquidity Policy Statement identifies additional sources of contingency liquidity. Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. In 2009, the FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowers the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $41,000,000 and $49,000,000 at September 30, 2010, and December 31, 2009, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the parent company, ACNB Corporation, also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from subsidiary banks. The maximum amount of dividends that may be paid from the subsidiary bank to ACNB was $6,231,000 at September 30, 2010.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

In March 2010, the Interagency Policy Statement on Funding and Liquidity Risk Management was issued to be effective in May 2010.  This directive, issued jointly by all banking regulators, has an effect on balance sheet management and reporting requirements.  Key points of the new policy statement emphasize regulatory expectations of a shift from bank liquidity based off of borrowing capacity to perhaps more holdings of unencumbered liquid assets, depending on the complexity, capital and growth profile of each institution.  Funding provided by borrowings needs to be prudent in amount and diversified in source and terms.   Finally, liquidity processes need to be managed by bank-specific funding plans and policies, as well as regularly tested.  ACNB has studied these directives to analyze any variances from current practices and policies, and concluded the Corporation to be in substantial compliance.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At September 30, 2010, the Corporation had unfunded outstanding commitments to extend credit of approximately $120,762,000 and outstanding standby letters of credit of approximately $5,969,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which the Corporation does not engage. These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact ACNB and its banking subsidiary. These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements, and the increased cost of supervision and compliance more generally. Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on the Corporation, its customers, and the financial industry more generally.  However, the increased cost of compliance with subsequent regulations may have an adverse effect on future operations.

FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS - The subsidiary bank is subject to deposit insurance assessments by the FDIC.  The assessments are based on the risk classification of the depository institution.  The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000 and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset).  ACNB recorded its prepaid assessment in the amount of $3,596,000 as a prepaid expense included in other assets as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

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

Comprehensive income is defined as net income plus OCI. Currently, OCI items bypass net income and are recorded as a separate component of equity in the balance sheet. The effective date for this proposal has not been set. The comment period for the exposure draft ended on September 30, 2010.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 4T - CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2010, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended September 30, 2010.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of September 30, 2010, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of September 30, 2010, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.4

Director Supplemental Life Insurance Plan - Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

ACNB CORPORATION (Registrant)

Date:	November 5, 2010	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)