Form 10-K
period 2010-12-31
ACNB CORP
filed 2011-03-11
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2010
OR
☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-11783

ACNB CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2233457 (I.R.S. Employer Identification No.)
16 Lincoln Square, Gettysburg, Pennsylvania (Address of principal executive offices)	17325 (Zip Code)

Registrant's telephone number, including area code: (717) 334-3161

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value per share	The NASDAQ Stock Market, LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2010, was approximately $81,358,000.

         The number of shares of the registrant's common stock outstanding on March 4, 2011, was 5,928,343.

         Documents Incorporated by Reference

         Portions of the registrant's 2011 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects and unanticipated expenses related to the charter conversion of our banking subsidiary from a federal to a state charter; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $969 million financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with 19 retail banking offices in Adams, Cumberland and York Counties, as well as two loan production offices in York and Franklin Counties, Pennsylvania, as of December 31, 2010. The loan production office in Hanover, York County, opened in February 2009. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

        On January 5, 2005, ACNB Corporation completed the acquisition of Russell Insurance Group, Inc. (RIG) and RIG began to operate as a separate subsidiary of ACNB Corporation. In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 subject to performance criteria for the three-year period subsequent to the acquisition. Due to performance at a higher level than the performance criteria, the liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill. Payment was made in the second quarter of 2008 after it was ascertained that the performance criteria had been met for the full three-year period; after which, the total aggregate purchase price was $8,663,000. In addition, on January 13, 2011, the Corporation entered into another three-year employment agreement with Frank C. Russell, Jr., President & Chief Executive Officer of RIG, effective as of January 1, 2011.

        In 2007, RIG acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, RIG acquired an additional book of business with an aggregate purchase price of $1,165,000, all of which was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which $1,300,000 was recorded as an intangible asset and $553,000 was recorded as goodwill. The intangible assets (excluding goodwill) are being amortized over ten years on a straight line basis. The contingent consideration for both 2008 purchases is payable three years after closing, based on multiples of sellers' commissions, with a maximum payment of $1,800,000. Although it is probable that some liability for further contingent consideration will be incurred, it is considered remote that the maximum aggregate liability of $1,800,000 will be incurred on the measurement dates. The amount of the ultimate liability is not estimable at December 31, 2010 because of the uncertainties in retaining books of business in the current economic cycle.

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

        The common stock of ACNB is listed on The NASDAQ Capital Market under the symbol ACNB.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

BANKING SUBSIDIARY

ACNB Bank

        On October 4, 2010, the banking subsidiary, Adams County National Bank, completed the process of converting from a national banking association to a Pennsylvania state-chartered bank and trust company with the filing and effectiveness of its Articles of Conversion with the Pennsylvania Department of State. Accordingly, Adams County National Bank became ACNB Bank (Bank). Reasons for the conversion included the Corporation's belief that a state bank charter serves the needs of a community bank more effectively. The Pennsylvania Department of Banking focuses solely on Pennsylvania financial institutions, so there was an anticipation of a better understanding of the Bank and the environment in which it operates, as well as an enhanced level of communication. In addition, the Bank serves customers in four counties—Adams, Cumberland, York and Franklin—and the name of Adams County National Bank no longer served the organization well in expansion beyond Adams County.

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At

December 31, 2010, ACNB Bank had total assets of $953 million, total net loans of $654 million, and total deposits of $748 million.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2010, the Bank had fourteen branches in Adams County, three branches in York County, and two branches in Cumberland County, as well as a loan production office in both York County and Franklin County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online and Telephone Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby the ACNB Bank Trust Department is named as trustee of financial assets. As trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another part of the Trust Department business. One purpose of having a will is to name an executor to settle an estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, services under testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, and powers of attorney.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc. (RIG), a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2010, totaled $12,005,000.

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2010, totaled $220,000.

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

        REGULATION W—Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. ACNB Corporation and Russell Insurance Group, Inc. are considered to be affiliates of ACNB Bank.

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

        The SOA includes very specific additional disclosure requirements and corporate governance rules; requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

        EMERGENCY ECONOMIC STABILIZATION ACT OF 2008 AND AMERICAN RECOVERY AND REINVESTMENTACT OF 2009 (EESA)—In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (Treasury) created the Troubled Asset Relief Program (TARP) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program, but is considering continuing a similar program for banks under $10 billion in assets under a different program. For additional information, please refer to the "Capital" section of the Management's Discussion and Analysis.

Dividends

        ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB's subsidiary bank. Please refer to "Regulation of Bank" below.

Regulation of Bank

        The operations of the subsidiary bank are subject to statutes applicable to banks chartered under the banking laws of Pennsylvania, to state non-member banks, and to banks whose deposits are insured by the FDIC. The subsidiary bank's operations are also subject to regulations of the Pennsylvania Department of Banking, Federal Reserve, and FDIC.

        The Pennsylvania Department of Banking, which has primary supervisory authority over banks chartered in Pennsylvania, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the subsidiary bank's depositors rather than ACNB's stockholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council, or FFIEC.

        DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT—On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on ACNB's business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank, and the yet to be written implementing rules and regulations, will have on community banks. However, it is expected that, at a minimum, they will increase ACNB's operating and compliance costs and could increase the Bank's interest expense. Among the provisions that are likely to affect ACNB are the following:

Holding Company Capital Requirements

        Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance

        Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance

        Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions

        Effective one year after enactment, Dodd-Frank prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator, which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching

        Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers

        Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition—the acquisition of a bank outside its home state—unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees

        Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau

        Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        SMALL BUSINESS JOBS ACT—The Small Business Jobs Act was signed into law on September 27, 2010, which creates a $30 billion Small Business Lending Fund (Fund) to provide community banks with capital to increase small business lending. Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the Fund in an amount equal to 3-5% of its risk-weighted assets.

        The capital investment will take the form of preferred stock carrying a 5% dividend, which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years. If the participant does not increase its small business lending by at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%. After four and one-half years, the dividend will increase to 9% regardless of the participant's small business lending.

The deadline to apply to receive capital under the Fund is March 31, 2011. Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain. ACNB has elected not to apply to receive capital under the Fund due to low loan demand and the uncertainties of a government program.

        FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991—Under the Federal Deposit Insurance Corporation Act of 1991, any depository institution, including the subsidiary bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

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

        COMMUNITY REINVESTMENT ACT OF 1977 (CRA)—Under the Community Reinvestment Act of 1977, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating like "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

        FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS—The subsidiary bank is subject to deposit insurance assessments by the FDIC. The assessments are based on the risk classification of the depository institution. The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000 and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset). ACNB recorded its prepaid assessment in the amount of $3,596,000 as a prepaid expense included in other assets as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter. If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

        FASB PROPOSALS—On May 26, 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft that proposes to dramatically overhaul financial instrument accounting. The changes would affect how banks account for a wide range of financial instruments, including investments in debt and equity securities, loans, deposits and borrowings. The proposed requirements affect the classification and measurement of financial instruments and the recognition and measurement of impairment losses on financial assets. Financial asset categories would be reduced to two categories: (1) fair value through net income and (2) fair value through other comprehensive income (OCI). Financial liabilities would be reduced to four categories: (1) fair value through net income, (2) fair value through OCI, (3) amortized cost and (4) remeasurement value (for core deposit liabilities). Principally all financial assets and most financial liabilities would be measured at fair value on the balance sheet. Further, some financial assets and liabilities would display both amortized cost and fair value amounts on the face of the balance sheet. Loans held to collect contractual cash flows are an example. A separate companion exposure draft proposes to require companies to display net income and OCI on one single statement of comprehensive income. As a result, the income statement would become the statement of comprehensive income (SCI). Comprehensive income is defined as net income plus OCI. Currently, OCI items bypass net income and are recorded as a separate component of equity in the balance sheet. The effective date for this proposal has not been set. The comment period for the exposure draft ended on September 30, 2010.

        At the December 21, 2010 meeting, FASB decided that both the characteristics of the financial asset and an entity's business strategy should be used as criteria in determining the classification and measurement of financial assets. At this meeting, the FASB also tentatively decided to consider three categories for financial assets:

  (1)
  Fair Value—Net Income (FV-NI), fair value measurement with all changes in fair value recognized in net income;

  (2)
  Fair Value—Other Comprehensive Income (FV-OCI), fair value measurement with qualifying changes in fair value recognized in other comprehensive income, and,

  (3)
  Amortized cost.

        Further, FASB discussed the business strategy criterion to determine which financial assets would be measured at amortized cost. FASB decided that a business activity approach should be used and that financial assets that an entity manages for the collection of contractual cash flows through a lending or customer financing activity should be measured at amortized cost.

        FASB also decided that for all other business activities, financial assets should be measured at fair value. FASB decided that financial assets for which an entity's business activity is trading or holding for sale should be classified in the FV-NI category and that financial assets for which an entity's business activity is investing with a focus on managing risk exposures and maximizing total return should be classified in the FV-OCI category.

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

EMPLOYEES

        As of December 31, 2010, ACNB had 281 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2010, approximately 46% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB'S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.

        ACNB maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on ACNB's financial condition and results of operations.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because of their skills, knowledge of ACNB's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers—its President & Chief Executive Officer; Executive Vice President & Secretary; Executive Vice President, Treasurer & Chief Financial Officer; and, the President & Chief Executive Officer of RIG.

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

THE TRADING VOLUME IN ACNB'S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

        ACNB's common stock trades on NASDAQ, and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of ACNB's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which ACNB has no control. Given the lower trading volume of ACNB's common stock, significant sales of ACNB's common stock, or the expectation of these sales, could cause ACNB's stock price to fall.

ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.

        ACNB, primarily through its banking subsidiary, is subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank and financial holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB's financial condition and results of operations.

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

MARKET VOLATILITY MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB'S LIQUIDITY AND FINANCIAL CONDITION.

        The capital and credit markets have been experiencing extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the market disruption and volatility returns, there can be no assurance that ACNB will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

ACNB MAY NEED OR BE COMPELLED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHICH COULD DILUTE SHAREHOLDERS OR BE UNAVAILABLE WHEN NEEDED OR AT UNFAVORABLE TERMS.

        ACNB's regulators or market conditions may require it to increase its capital levels. If ACNB raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on ACNB's stock price. New investors may also have rights, preferences and privileges senior to ACNB's current shareholders, which may adversely impact its current shareholders. ACNB's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, ACNB cannot be assured of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If ACNB cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect ACNB's operations, financial condition, and results of operations.

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

IF ACNB CONCLUDES THAT THE DECLINE IN VALUE OF ANY OF ITS INVESTMENT SECURITIES IS AN OTHER-THAN-TEMPORARY IMPAIRMENT, ACNB IS REQUIRED TO WRITE DOWN THE VALUE OF THAT SECURITY THROUGH A CHARGE TO EARNINGS.

        ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is an other-than-temporary impairment. If ACNB determines that the decline is an other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings. Non-credit related reductions in the value of a security do not require a write down of the value through earnings. Changes in the expected cash flows related to the credit related piece of the investment of a security in ACNB's investment portfolio or a prolonged price decline may result in ACNB's conclusion in future periods that an impairment is other-than-temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other-than-temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

ACNB IS SUBJECT TO POTENTIAL IMPAIRMENT OF GOODWILL AND INTANGIBLES.

        RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill, that has an indefinite useful life, and insurance books of business intangible assets, that are amortized over ten years, are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment.

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

        Although, based on the aforementioned procedures implemented by ACNB, management believes the current allowance for loan losses is adequate, ACNB may have to increase its provision for loan losses should local economic conditions deteriorate which could negatively impact its financial condition and results of operations.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of eighteen offices at December 31, 2010. All offices are located in Adams County with the exception of two offices located in Cumberland County and three offices located in York County. There are also loan production offices situated in Franklin and York Counties, Pennsylvania. Offices at fifteen locations are owned, while six are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG has two leased offices located in Carroll County and Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2010, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—(REMOVED AND RESERVED)

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock began trading on NASDAQ under the symbol ACNB on December 20, 2010. At December 31, 2010 and 2009, there were 20,000,000 shares of common stock authorized, 5,990,943 shares issued, and 5,928,343 shares outstanding. As of December 31, 2010, ACNB had approximately 2,527 stockholders of record. At December 31, 2010 and 2009, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Please refer to Notes J and N of the consolidated financial statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2010, there were no shares of common stock granted as restricted stock awards to either employees or directors.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2010, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan.

        There have been no unregistered sales of stock in 2010, 2009 or 2008.

        The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2010:
First Quarter	$13.30	$11.85	$0.19
Second Quarter	14.70	12.80	0.19
Third Quarter	15.10	13.60	0.19
Fourth Quarter	16.00	14.01	0.19
2009:
First Quarter	$12.48	$7.75	$0.19
Second Quarter	12.10	9.25	0.19
Third Quarter	13.60	11.40	0.19
Fourth Quarter	13.70	12.40	0.19

 Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ACNB Corporation	100.00	109.63	91.70	78.80	87.80	112.21
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Mid-Atlantic Custom Peer Group*	100.00	102.72	96.00	76.83	71.93	79.07

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of January 20, 2011, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	CB Financial Services, Inc.	Carmichaels	PA
1st Constitution Bancorp	Cranbury	NJ	CBT Financial Corporation	Clearfield	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	CCFNB Bancorp, Inc.	Bloomsburg	PA
Absecon Bancorp	Absecon	NJ	Cecil Bancorp, Inc.	Elkton	MD
ACNB Corporation	Gettysburg	PA	Chemung Financial Corporation	Elmira	NY
Adirondack Trust Company	Saratoga Springs	NY	Chesapeake Bancorp	Chestertown	MD
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Citizens Financial Services, Inc.	Mansfield	PA
American Bank Incorporated	Allentown	PA	Citizens National Bank of Meyersdale	Meyersdale	PA
AmeriServ Financial, Inc.	Johnstown	PA	Clarion County Community Bank	Clarion	PA
Annapolis Bancorp, Inc.	Annapolis	MD	Codorus Valley Bancorp, Inc.	York	PA
Apollo Bancorp, Inc.	Apollo	PA	CommerceFirst Bancorp, Inc.	Annapolis	MD
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	Commercial National Financial Corporation	Latrobe	PA
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Community Bank of Bergen County	Maywood	NJ
Bank of Akron	Akron	NY	Community Bankers' Corporation	Marion Center	PA
Bank of Utica	Utica	NY	Community First Bancorp, Inc.	Reynoldsville	PA
Berkshire Bancorp Inc.	New York	NY	Community First Bank	Somerset	NJ
Brunswick Bancorp	New Brunswick	NJ	Community National Bank	Great Neck	NY
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	Community Partners Bancorp	Middletown	NJ
Carrollton Bancorp	Columbia	MD	Cornerstone Financial Corp.	Mount Laurel	NJ
CB Financial Corp	Rehoboth Beach	DE	Country Bank Holding Company, Inc.	New York	NY

Company	City	State	Company	City	State
County First Bank	La Plata	MD	Lyons Bancorp, Inc.	Lyons	NY
Damascus Community Bank	Damascus	MD	Madison National Bancorp Inc.	Hauppauge	NY
Delaware Bancshares, Inc.	Walton	NY	Mainline Bancorp, Inc.	Ebensburg	PA
Delhi Bank Corp.	Delhi	NY	Manor Bank	Manor	PA
Delmar Bancorp	Salisbury	MD	Mars National Bank	Mars	PA
Dimeco, Inc.	Honesdale	PA	Maryland Bankcorp, Inc.	Lexington Park	MD
DNB Financial Corporation	Downingtown	PA	Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
Eagle National Bancorp, Inc.	Upper Darby	PA	Mercersburg Financial Corporation	Mercersburg	PA
Easton Bancorp, Inc.	Easton	MD	Mid Penn Bancorp, Inc.	Millersburg	PA
Elmer Bancorp, Inc.	Elmer	NJ	Mifflinburg Bank & Trust Company	Mifflinburg	PA
Embassy Bancorp, Inc.	Bethlehem	PA	MNB Corporation	Bangor	PA
Emclaire Financial Corp.	Emlenton	PA	Muncy Bank Financial, Inc.	Muncy	PA
Empire National Bank	Islandia	NY	National Bank of Coxsackie	Coxsackie	NY
ENB Financial Corp	Ephrata	PA	National Capital Bank of Washington	Washington	DC
Enterprise Financial Services Group, Inc	Allison Park	PA	Neffs Bancorp, Inc.	Neffs	PA
Enterprise National Bank N.J.	Kenilworth	NJ	New Jersey Community Bank	Freehold	NJ
ES Bancshares, Inc.	Newburgh	NY	New Millennium Bank	New Brunswick	NJ
Evans Bancorp, Inc.	Hamburg	NY	New Tripoli Bancorp, Inc.	New Tripoli	PA
Farmers and Merchants Bank	Upperco	MD	New Windsor Bancorp, Inc.	New Windsor	MD
Fidelity D & D Bancorp, Inc.	Dunmore	PA	Northumberland Bancorp	Northumberland	PA
First Bank	Williamstown	NJ	Norwood Financial Corp.	Honesdale	PA
First Bank of Delaware	Wilmington	DE	Old Line Bancshares, Inc.	Bowie	MD
First Community Financial Corporation	Mifflintown	PA	Orange County Bancorp, Inc.	Middletown	NY
First Keystone Corporation	Berwick	PA	Parke Bancorp, Inc.	Sewell	NJ
First National Bank of Groton	Groton	NY	Pascack Bancorp, Inc.	Westwood	NJ
First Resource Bank	Exton	PA	Patapsco Bancorp, Inc.	Dundalk	MD
First State Bank	Cranford	NJ	Penn Bancshares, Inc.	Pennsville	NJ
Fleetwood Bank Corporation	Fleetwood	PA	Penns Woods Bancorp, Inc.	Williamsport	PA
FNB Bancorp, Inc.	Newtown	PA	Penseco Financial Services Corporation	Scranton	PA
FNBM Financial Corporation	Minersville	PA	Peoples Bancorp, Inc.	Chestertown	MD
FNBPA Bancorp, Inc.	Port Allegany	PA	Peoples Financial Services Corp.	Hallstead	PA
Fort Orange Financial Corp.	Albany	NY	Peoples Limited	Wyalusing	PA
Franklin Financial Services Corporation	Chambersburg	PA	PSB Holding Corporation	Preston	MD
Frederick County Bancorp, Inc.	Frederick	MD	Putnam County National Bank of Carmel	Carmel	NY
Glen Burnie Bancorp	Glen Burnie	MD	QNB Corp.	Quakertown	PA
Glenville Bank Holding Company, Inc.	Scotia	NY	Regal Bancorp, Inc.	Owings Mills	MD
GNB Financial Services, Inc.	Gratz	PA	Republic First Bancorp, Inc.	Philadelphia	PA
Gotham Bank of New York	New York	NY	Rising Sun Bancorp	Rising Sun	MD
Greater Hudson Bank, National Association	Middletown	NY	Riverview Financial Corporation	Halifax	PA
Hamlin Bank and Trust Company	Smethport	PA	Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
Harbor Bankshares Corporation	Baltimore	MD	Scottdale Bank & Trust Company	Scottdale	PA
Harford Bank	Aberdeen	MD	Shore Community Bank	Toms River	NJ
Harvest Community Bank	Pennsville	NJ	Solvay Bank Corporation	Solvay	NY
Herald National Bank	New York	NY	Somerset Hills Bancorp	Bernardsville	NJ
Highlands Bancorp, Inc.	Vernon	NJ	Somerset Trust Holding Company	Somerset	PA
Hilltop Community Bancorp, Inc.	Summit	NJ	Steuben Trust Corporation	Hornell	NY
Honat Bancorp, Inc.	Honesdale	PA	Stewardship Financial Corporation	Midland Park	NJ
Hopewell Valley Community Bank	Pennington	NJ	Sussex Bancorp	Franklin	NJ
Howard Bancorp, Inc.	Ellicott City	MD	Tri-County Financial Corporation	Waldorf	MD
IBW Financial Corporation	Washington	DC	Turbotville National Bancorp, Inc.	Turbotville	PA
Jeffersonville Bancorp	Jeffersonville	NY	UNB Corporation	Mount Carmel	PA
Jonestown Bank and Trust Co.	Jonestown	PA	Union Bancorp, Inc.	Pottsville	PA
JTNB Bancorp, Inc.	Jim Thorpe	PA	Union National Financial Corporation	Lancaster	PA
Juniata Valley Financial Corp.	Mifflintown	PA	Unity Bancorp, Inc.	Clinton	NJ
Kinderhook Bank Corporation	Kinderhook	NY	VSB Bancorp, Inc.	Staten Island	NY
Kish Bancorp, Inc.	Reedsville	PA	West Milton Bancorp, Inc.	West Milton	PA
Landmark Bancorp, Inc.	Pittston	PA	Wilber Corporation	Oneonta	NY
Liberty Bell Bank	Marlton	NJ	Woodlands Financial Service Company	Williamsport	PA
Luzerne National Bank Corporation	Luzerne	PA

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2010	2009	2008	2007	2006
INCOME STATEMENT DATA
Interest income	$44,640	$45,812	$47,921	$51,581	$48,287
Interest expense	9,623	13,560	18,897	26,561	23,448

Net interest income	35,017	32,252	29,024	25,020	24,839
Provision for loan losses	6,410	4,750	5,570	500	870

Net interest income after provision for loan losses	28,607	27,502	23,454	24,520	23,969
Other income	12,172	11,703	10,438	10,364	9,912
Other expenses	30,303	30,629	26,071	25,030	24,666

Income before income taxes	10,476	8,576	7,821	9,854	9,215
Applicable income taxes	2,057	1,357	1,077	1,917	1,925

Net income	$8,419	$7,219	$6,744	$7,937	$7,290

BALANCE SHEET DATA (AT YEAR-END)
Assets	$968,667	$961,904	$976,679	$926,665	$964,757
Securities	200,774	219,929	252,536	290,496	352,797
Loans, net	650,039	632,706	630,330	542,354	518,843
Deposits	746,526	728,523	690,297	670,640	669,705
Borrowings	120,585	135,585	190,404	161,012	205,503
Stockholders' equity	93,754	88,303	84,439	85,130	77,304
COMMON SHARE DATA*
Earnings per share—basic	$1.42	$1.22	$1.13	$1.32	$1.22
Cash dividends paid	0.76	0.76	0.76	0.76	0.76
Book value per share	15.81	14.90	14.18	14.21	12.90
Weighted average number of common shares	5,928,343	5,936,001	5,988,525	5,990,943	5,990,943
Dividend payout ratio	53.52%	62.50%	67.47%	57.52%	62.63%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.86%	0.75%	0.72%	0.81%	0.76%
Return on average equity	9.15%	8.34%	7.96%	9.83%	9.72%
Average stockholders' equity to average assets	9.40%	8.99%	9.10%	8.23%	7.82%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	2.35%	2.39%	1.52%	0.41%	0.79%
Net charge-offs to average loans outstanding	0.47%	0.03%	0.68%	0.00%	0.00%
Allowance for loan losses to total loans	2.29%	1.86%	1.16%	1.07%	1.03%
Allowance for loan losses to non-performing loans	97.43%	77.72%	76.33%	258.99%	130.42%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2010. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2010 continued to be challenging for financial institutions with high levels of problem assets, recession in the housing markets, lingering high unemployment, and slow uneven growth. ACNB continued to be profitable and well capitalized despite continued expense elevated from the need to bolster the allowance for loan losses. Improved net interest income resulted in increased net income to $8,419,000, or $1.42 per share, in 2010, compared to $7,219,000, or $1.22 per share, in 2009 and $6,744,000, or $1.13 per share, in 2008. Returns on average equity were 9.15%, 8.34% and 7.96% in 2010, 2009 and 2008, respectively.

        By actively managing funding costs, the Corporation's net interest margin increased on average to 3.92% in 2010, compared to 3.64% and 3.37% in 2009 and 2008, respectively. Net interest income was $35,017,000 in 2010, as compared to $32,252,000 in 2009 and $29,024,000 in 2008.

        Other income was $12,172,000, $11,703,000 and $10,438,000 in 2010, 2009 and 2008, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which decreased by 10% in 2010 with the effects of a lower premium insurance, lower contingency commissions, and reduced commercial insurance volume due to economic contractions. In 2010, a $72,000 net gain was recognized on investments compared to net gains of $17,000 in 2009 and $159,000 in 2008. In 2009, the Corporation took an impairment charge of $522,000 on two equity securities that were determined to be other-than-temporarily impaired; no impairment charges occurred in either 2008 or 2010. Income from fiduciary activities totaled $1,303,000 for 2010, as compared to $1,057,000 for 2009 and $1,021,000 for 2008. Trust fiduciary income benefited from continued organic growth in average assets under administration and market value-derived increases. Service charges on deposit accounts increased 0.5% to $2,415,000 and revenue from ATM and debit card transactions increased 12% to $1,124,000 due to higher volume.

        Other expenses decreased to $30,303,000, or by 1%, in 2010, as compared to $30,629,000 in 2009. Other expenses totaled $26,071,000 in 2008. The largest component of other expenses is salaries and employee benefits, which decreased 2% to $17,318,000 in 2010 compared to $17,680,000 in 2009, in part due to a reduced benefit formula for the defined benefit pension plan effective January 1, 2010. Compared to 2009, occupancy expense decreased 4% in 2010 due to proactive maintenance and property tax refunds, while equipment expense increased 15% from increased depreciation and maintenance on technology assets. Professional services expenses increased 30% due to problem loan resolution, strategic initiatives, and a subsidiary bank charter conversion during 2010. FDIC and other regulatory expenses decreased by 27% in 2010. The significantly higher expense in 2009 was the result of a requirement of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors' accounts at failed banks during the severe recession. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2010			2009			2008
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$663,642	$36,043	5.43%	$646,819	$35,626	5.51%	$594,678	$35,561	5.98%
Taxable securities	176,758	7,181	4.06%	186,403	8,620	4.62%	215,714	10,286	4.77%
Tax-exempt securities	34,470	1,308	3.79%	39,061	1,488	3.81%	47,814	1,790	3.74%

Total Securities	211,228	8,489	4.02%	225,464	10,108	4.48%	263,528	12,076	4.58%
Other	17,902	108	0.60%	13,829	78	0.56%	2,282	284	12.45%

Total Interest Earning Assets	892,772	44,640	5.00%	886,112	45,812	5.17%	860,488	47,921	5.57%

Cash and due from banks	14,721			14,771			15,088
Premises and equipment	14,324			14,156			14,295
Other assets	71,180			57,393			48,265
Allowance for loan losses	(14,068)			(9,669)			(7,062)

Total Assets	$978,929			$962,763			$931,074

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$128,835	$125	0.10%	$114,979	$139	0.12%	$109,478	$242	0.22%
Savings deposits	214,812	445	0.21%	205,899	885	0.43%	197,019	2,238	1.14%
Time deposits	304,891	5,653	1.85%	307,893	8,283	2.69%	296,511	10,707	3.61%

Total Interest Bearing Deposits	648,538	6,223	0.96%	628,771	9,307	1.48%	603,008	13,187	2.19%
Short-term borrowings	42,849	119	0.28%	46,885	331	0.71%	44,401	714	1.61%
Long-term borrowings	85,385	3,281	3.84%	101,260	3,922	3.87%	109,559	4,996	4.56%

Total Interest Bearing Liabilities	776,772	9,623	1.24%	776,916	13,560	1.75%	756,968	18,897	2.50%

Non-interest bearing demand deposits	98,862			87,503			81,250
Other liabilities	11,321			11,814			8,174
Stockholders' equity	91,974			86,530			84,682

Total Liabilities and Stockholders' Equity	$978,929			$962,763			$931,074

NET INTEREST INCOME		$35,017			$32,252			$29,024

INTEREST RATE SPREAD			3.76%			3.42%			3.07%

NET INTEREST MARGIN			3.92%			3.64%			3.37%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees of $52,000, $90,000 and $98,000 as of December 31, 2010, 2009 and 2008, respectively, are included in interest income. Yields on tax-exempt securities are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2010, 2009 and 2008. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $35,017,000 in 2010, as compared to $32,252,000 in 2009 and $29,024,000 in 2008. During 2010, net interest income increased as a result of lower funding costs exceeding lower interest income due to maturing time deposits repricing into the continued record low rate environment and changes in the mix of various funding sources. The increase in net interest income in 2009 was primarily related to a better mix of earning assets and market-driven lower rates on funding. In addition, a low-spread on investment securities funded by higher rate wholesale borrowings was reduced.

        The net interest margin during 2010 was 3.92% compared to 3.64% during 2009. The margin increased due to continued decreasing funding costs from lower rates on new or renewed time deposits and lower market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and maintained it at 0% to 0.25% since that time. In addition, during 2010 the Federal Reserve Bank embarked on a program referred to as Quantitative Easing which, in effect, kept rates lower on longer term portions of the yield curve These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit; the result was a 0.51% decrease in funding costs. Reducing the benefit of a lower cost of funds in 2010 was earning asset yield declines in the investment portfolio as new purchases were at lower rates, and declines in the loan portfolio from existing adjustable rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields were partially offset by interest income of $605,000 on full payoff of a loan that was in nonaccrual status in prior years. This one-time recovery increased earning asset yield and net interest margin by seven basis points (.007%) for the year ended December 31, 2010. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and investment securities will most likely continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from lingering effects of the widespread credit market turmoil in recent years. The net interest margin during 2009 was 3.64% compared to 3.37% during 2008. In 2009, the margin increased due to decreasing funding costs from market rate declines and the public's preference for lower cost liquid, FDIC insured deposits in a period of widespread market turmoil.

        Average earning assets were $892,772,000 in 2010, an increase of 1.0% from the balance of $886,112,000 in 2009, which was an increase from $860,488,000 in 2008. Loan growth was responsible for the increase in average assets in 2010 offsetting continued declines in the investment portfolio due to constraint in investing in the record-low rate environment in face of likely much higher rates in the future. Loan growth in the first half of 2009 was responsible for the average increase in 2009, whereas the second half of the year experienced slower growth as borrowers continued to contract operations. Average interest bearing liabilities were $776,772,000 in 2010, down from $776,916,000 in 2009 after an increase from $756,968,000 in 2008. Average non-interest bearing demand deposits increased 13.0%, continuing the trend upward for 2009 and 2008; the increase was attributed to new relationships and the value placed on FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 4.4%, while borrowings decreased by 13.4% from proceeds of the securities called in 2010. Lower-cost transaction and savings deposits grew faster than time deposits in 2010, continuing a trend started in 2008. This trend is attributed to depositors favoring liquidity in a generally low rate environment.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2010 was due to funding cost rate decreases exceeding earning assets rate decreases. The decrease in interest income was 30% less than the decrease in interest expense. Interest expense decreased due to less borrowed fund volume and rate decreases in all interest bearing liability categories. Likewise, favorable rate changes resulting in less interest expense in 2009, as compared to 2008, were only partially offset by decreased volume in securities assets and loan rate decreases from loans resetting or originated at lower rates in 2009.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2010 versus 2009			2009 versus 2008
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$918	$(501)	$417	$2,988	$(2,923)	$65
Taxable securities	(430)	(1,009)	(1,439)	(1,363)	(303)	(1,666)
Tax-exempt securities	(174)	(6)	(180)	(333)	31	(302)

Total Securities	(604)	(1,015)	(1,619)	(1,696)	(272)	(1,968)
Other	24	6	30	283	(489)	(206)

Total	$338	$(1,510)	$(1,172)	$1,575	$(3,684)	$(2,109)

	2010 versus 2009			2009 versus 2008
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$15	$(29)	$(14)	$12	$(115)	$(103)
Savings deposits	37	(477)	(440)	97	(1,450)	(1,353)
Time deposits	(80)	(2,550)	(2,630)	397	(2,821)	(2,424)
Short-term borrowings	(26)	(186)	(212)	38	(421)	(383)
Long-term borrowings	(610)	(31)	(641)	(359)	(715)	(1,074)

Total	(664)	(3,273)	(3,937)	185	(5,522)	(5,337)

Change in Net Interest Income	$1,002	$1,763	$2,765	$1,390	$1,838	$3,228

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $6,410,000 in 2010, as compared to $4,750,000 in 2009 and $5,570,000 in 2008. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

        For additional discussion of the provision and the loans associated therewith, please refer to the "Asset Quality" section of this Management's Discussion and Analysis.

Other Income

        Other income was $12,172,000 for the year-ended December 31, 2010, a $469,000, or 4%, increase from 2009. The largest source of other income is commissions from insurance sales from RIG, which decreased 10% to $4,949,000. The decrease was due to lost customers in the economic downturn, increased competition, a soft (low premium) market, and lower amounts of "contingent" commissions. The "contingent" or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. All of the negative factors are expected to continue in this business line.

        In 2010, investment gains of $72,000 were recognized compared to gains of $17,000 in 2009 and $159,000 in 2008. The varying gains in 2010 and 2009 were to adjust the interest rate and credit risk composition of the portfolio by selling selected municipal securities. The higher 2008 gains were on sales of securities likely to be called in order to provide loan funding. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Decreased market prices for these stocks below the acquisition prices resulted in the Corporation taking an impairment charge of $522,000 on these two equity securities during the third quarter of 2009. Based on management's evaluation of the portfolio, impairment charges were not deemed necessary in 2010 or 2008.

        Income from fiduciary activities, which includes fees from both institutional and personal trust and asset management services and estate settlement services, totaled $1,303,000 for the year-ended December 31, 2010, as compared to $1,057,000 for 2009 and $1,021,000 for 2008. At December 31, 2010, ACNB had total assets under administration of approximately $152,000,000, up 10% from $138,000,000 at the end of 2009 and $115,000,000 at the end of 2008. The increase in income was the result of higher average assets under administration and 21% higher estate settlement income in 2010 which varies with specific activity.

        Service charges on deposit accounts increased less than 1% to $2,415,000 on varying customer actions. Further, certain government regulations effective in 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 12% to $1,124,000 due to higher volume. The increase resulted from consumer desire to use more electronic delivery channels; however, pending government regulations could result in price controls on this activity in 2011 and future years, the effect of which cannot be currently quantified. Income connected with selling mortgages decreased by $166,000, or 27%, due to lower volume in a slow housing market.

        Total other income was $11,703,000 for the year-ended December 31, 2009, an increase of $1,265,000 compared to income of $10,438,000 during 2008. This increase was broad over a variety of sources including deposit service charges, fiduciary income, mortgage origination-related revenues, and insurance revenues.

Impairment Testing

        RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill, that has an indefinite useful life, and insurance books of business intangible assets, that are amortized over ten years, are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment. As noted above, commissions from insurance sales decreased 10% and, as some agency expenses are fixed, RIG's stand alone net income decreased by 39% in 2010 compared to 2009. Since the testing for potential impairment involves methods that include current and projected income amounts, the fair value declined at December 31, 2010, as compared to previous years' impairment testing results.

        The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2010. However, future declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. A liability incurred for contingent consideration owed on previous purchases of additional insurance books of business could also unfavorably impact the fair value of RIG. Although it is probable that some liability for further contingent consideration will be incurred, it is considered remote that the maximum aggregate liability of $1,800,000 will be incurred on the measurement dates. The amount of the ultimate liability is not estimable at December 31, 2010, because of the uncertainties in retaining books of business in the current economic cycle. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Other Expenses

        Other expenses decreased 1% to $30,303,000 for the year-ended December 31, 2010. The largest component of other expenses is salaries and employee benefits, which fell 2% to $17,318,000 compared to $17,680,000 in 2009. The reasons for the decrease in salaries and employee benefits expenses include the following:

  •
  decreased defined benefit pension expense due to plan investment performance and the reduced benefit formula implemented by the Corporation on January 1, 2010, and

  •
  lower production-based commissions and incentives, offset by

  •
  increases from higher employee usage of 401(k) plan benefits (affecting the employer match), unused paid time off accruals, and payroll taxes;

  •
  normal merit increases to employees;

  •
  an increase in the number of full-time equivalent employees; and,

  •
  increased benefit plan costs, particularly medical insurance.

        Salaries and employee benefits increased $3,279,000 or 23% from 2008 to 2009. The increased expense was due primarily to a significantly higher defined benefit pension expense of $1,128,000 from the decreased fair value of plan assets in 2008. The decline in the fair value of plan assets resulted from investment performance related to severe downturns in the broad financial markets. Also increasing were benefit costs and salaries expense from the addition of three new commercial lenders, two new Senior Vice Presidents and a new Executive Vice President in late 2008 and early 2009, along with normal merit, promotion and production-based incentive compensation earned by employees.

        Net occupancy expense was $2,197,000 in 2010, $2,281,000 in 2009, and $2,186,000 in 2008. Equipment expense totaled $2,499,000 during 2010, as compared to $2,175,000 during 2009 and $1,984,000 during 2008. Occupancy was lower in 2010 due to lower repair and real estate tax expenditures; equipment expenses increased in 2010 due to new technology purchases and the related maintenance. Equipment expenses are subject to ever increasing technology demands and the need for systems reliability in a digital age. The majority of the expense increase in 2009 from 2008 was a result of leasing an additional loan production office and technology upgrades.

        Professional services expense totaled $1,116,000 for 2010, as compared to $860,000 for 2009 and $944,000 for 2008. Increased expense in 2010 included legal expense associated with problem loans and a series of strategic initiatives that included converting the subsidiary bank to a state charter, listing ACNB Corporation on the NASDAQ Stock Market, and commencing work on the Dividend Reinvestment and Stock Purchase Plan. Renegotiated contracts lowered costs in 2009 as compared to 2008. Other tax expenses were lower in 2009 than 2010 due to refunds received in 2009 of sales taxes paid in prior years. Supplies expenses increased in 2010 due to expenses of rebranding the subsidiary bank for the required name change as a result of the state charter conversion.

        Marketing expenses increased 7% during 2010 due to expenses related to the subsidiary bank's name change. In 2009, marketing expenses were lower than in 2008 due to the execution of general budgeted reductions in such expenditures in the midst of the broad national financial crisis.

        FDIC expense for 2010 was $1,215,000, a decrease of $528,000 from $1,743,000 in 2009. FDIC expense in 2008 was $96,000. Despite the decrease in 2010, FDIC expense for both years was much higher than periods before the general financial crisis. The much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors' accounts at failed banks during the severe recession. At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid 3.25 years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied in the second quarter of 2009. The prepaid assessment did not immediately affect bank earnings. Each institution recorded its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. At December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this current plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

        Other operating expenses decreased 4% in 2010 as a result of cost savings in discretionary expenditures and improvement in technology-related expenses. This decrease was despite higher expenses related to foreclosed real estate that totaled $292,000 in 2010 compared to $18,000 in 2009. Such expenses generally are comprised of property taxes in arrears and cost of preparing the property for resale. ACNB estimates that foreclosed real estate expenses could increase in 2011 based on information derived from the estimation process of the allowance for loan losses. Other operating expenses decreased 2% in 2009 from 2008 mainly as a result of cost savings in discretionary expenditures.

Income Tax Expense

        ACNB recognized income taxes of $2,057,000, or 19.6% of pretax income, during 2010, as compared to $1,357,000, or 15.8%, during 2009 and $1,077,000, or 13.8%, during 2008. The variances from the federal statutory rate are generally due to tax-exempt income (from investments in and loans to state and local units of government at a below-market rate, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits).

        The increasing effective tax rate during 2010 and 2009 compared to 2008 was a result of increasing pretax income in relationship to stable tax-exempt income. Pretax income increased in 2010 and 2009 due to revenue and expense elements described above, particularly higher net interest income revenue.

        At December 31, 2010, net deferred tax assets amounted to $1,913,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings and capital gains will be adequate to utilize the net deferred tax assets.

FINANCIAL CONDITION

        Average earning assets increased in 2010 to $892,772,000, or by 1%, from $886,112,000 in 2009 following $860,488,000 in 2008. ACNB's investment portfolio decreased in all periods as a result of the planned objective to fund in-market loans and reduce average borrowings. Besides funds provided by investment pay-downs, growth in loans was funded by increased customer deposits. Average deposits increased in 2010 to $747,400,000 from $716,274,000 in 2009 and $684,258,000 in 2008. Average borrowings decreased in 2010 to $128,234,000 from $148,145,000 in 2009 and $153,960,000 in 2008.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The contraction in the securities portfolio in 2010 was mainly because of the lack of available investments that combined the desired combination of yield, liquidity and manageable interest rate risk sensitivity. Part of this lack of suitable investments was due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by their open market purchases, the yields are maintained at a lower level than would otherwise be the case. The contraction in the securities portfolio during 2010 and 2009 was designed to fund increased lending in the earning asset mix, but was also a result of relatively low yields available on investments within the credit quality and interest rate sensitivity targets of ACNB. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2010, the securities balance included a net unrealized gain on available for sale securities of $3,923,000, net of taxes, on amortized cost of $184,787,000 versus a net unrealized gain of $4,206,000, net of taxes, on amortized cost of $203,499,000 at December 31, 2009. The decrease in fair value of available for sale securities during 2010 was a result of a lower amount of investments in the portfolio and changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and separate concerns about European sovereign debt were counterbalanced by the bonds markets concern about the level of U.S. debt and inflation, leading to volatility in the yield curve and therefore fair values on any given day in 2010 . The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments. The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities' relationship to other benchmark quoted prices. The Corporation uses an independent service provider to provide matrix pricing and uses the valuation of another provider to compare the pricing for reasonableness. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Both holding companies continue to pay cash dividends, which was one of the driving forces in the investment decision. However, current market prices for these stocks are below the prices paid at the time of acquisition. A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired. A charge against current earnings of $522,000 was taken in the third quarter of 2009 to write-down the value of these securities. Please refer to Note C—"Securities" in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L—"Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information about fair value.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2010	2009	2008
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$28,260	$24,328	$49,025
Mortgage-backed securities	114,359	133,497	158,002
State and municipal	34,676	41,271	41,975
Corporate bonds	11,659	10,174	2,655
CRA mutual fund	1,030	—	—
Stock in other banks	746	602	879

	190,730	209,872	252,536

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	10,044	10,057	—
	10,044	10,057	—

TOTAL	$200,774	$219,929	$252,536

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2010. Many securities have call features that make them liable for redemption before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$—	—%	$28,419	3.25%	$7,820	1.89%	$2,030	5.50%	$38,269	3.09%
Mortgage-backed securities	—	—	—	—	49,324	4.67	60,062	4.22	109,386	4.42
State and municipal	—	—	3,239	3.49	21,370	3.95	9,605	4.18	34,214	3.97
Corporate bonds	—	—	11,303	5.48	—	—	—	—	11,303	5.48
CRA mutual fund	—	—	—	—	—	—	1,032	—	1,032	—
Stock in other banks	—	—	—	—	—	—	627	—	627	—

	$—	—%	$42,961	4.34%	$78,514	4.20%	$73,356	4.15%	$194,831	4.11%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Loans outstanding increased by $20,604,000, or 3%, in 2010, as compared to 1% growth experienced in 2009, demonstrating the determined efforts to lend to creditworthy borrowers despite the continued difficult economic conditions. The higher growth was centered in increased commercial purpose loans (both real estate secured and non real estate secured) and in local market residential mortgages, in part offset by continued declines in commercial construction loans. The commercial purpose segments increased $23,600,000 or 9%, during 2010; spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial real estate secured lending. Residential real estate mortgage lending, which include smaller commercial purpose loans secured by the owner's home, increased by $8,500,000 or 3%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $8,500,000 increase, $1,400,000 was residential mortgage loans secured by junior liens. Home equity loans, which are also in many cases junior liens, decreased by $1,800,000 because of refinancing into other ACNB lending products, competition from other financial institutions, and customers paying off debt in the uncertain job market and slow real estate market. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a continued weak real estate market. Real estate construction loans continued to decline in 2010, down $11,300,000 or 30%, both as a result of the weak demand in the residential real estate market and because of stricter underwriting on this type due to the category's credit attributes.

        The commercial loan increase was lower in 2009 compared to 2008 as the result of reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$52,676	$45,947	$59,861	$62,844	$41,770
Real estate:
Commercial	225,950	209,054	173,926	127,465	116,347
Construction	26,635	37,966	48,958	38,370	41,675
Residential	345,854	337,342	341,916	310,459	313,424
Consumer	14,176	14,378	13,062	9,064	11,002

Total Loans	$665,291	$644,687	$637,723	$548,202	$524,218

        The repricing range of the commercial-related loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$14,536	$31,395	$6,745	$52,676
Real estate:
Commercial	49,911	135,880	40,159	225,950
Construction	17,571	6,432	2,632	26,635
Residential	65,876	95,723	184,255	345,854

Total	$147,894	$269,430	$233,791	$651,115

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$8,708	$29,907	$14,061	$52,676
Real estate:
Commercial	13,036	121,608	91,306	225,950
Construction	16,889	5,470	4,276	26,635
Residential	42,113	74,942	228,799	345,854

Total	$80,746	$231,927	$338,442	$651,115

Loans with a fixed interest rate	$41,778	$27,681	$202,808	$272,267
Loans with a variable interest rate	38,968	204,246	135,634	378,848

Total	$80,746	$231,927	$338,442	$651,115

        Most of the Corporation's lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $88,225,000, or 13% of total loans, at December 31, 2010. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

        Although materially elevated from several years back, the unemployment rate in ACNB's market area remained below the state and national average during 2010. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2010, continued contraction in new residential real estate development/construction and general lower economic activity lingered from the recent major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

        Non-performing assets include nonaccrual and restructured loans (troubled debt restructures or TDRs), accruing loans past due 90 days or more, and other foreclosed assets. The accrual of interest on residential mortgage and commercial loans (consisting of commercial and industrial, commercial real estate, and commercial real estate construction loan classes) is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer loans (consisting of home equity lines of credit and consumer loan classes) are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as a TDR if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted to a borrower, for economic or legal reasons related to the borrower's financial difficulties. For all periods presented, TDRs were also nonaccrual loans.

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2010	2009	2008	2007	2006
Nonaccrual loans, including TDRs	$14,657	$13,308	$7,723	$854	$3,900
Accruing loans 90 days past due	997	2,107	1,963	1,404	220

Total Non-Performing Loans	15,654	15,415	9,686	2,258	4,120

Foreclosed real estate	7,859	6,046	625	136	—

Total Non-Performing Assets	$23,513	$21,461	$10,311	$2,394	$4,120

Ratios:
Non-performing loans to total loans	2.35%	2.39%	1.52%	0.41%	0.79%
Non-performing assets to total assets	2.43%	2.23%	1.06%	0.26%	0.43%
Allowance for loan losses to non- performing loans	97.43%	77.72%	76.33%	258.99%	130.46%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $464,000 in 2010, $643,000 in 2009, and $246,000 in 2008. The increase in nonaccrual loans is discussed further below.

        Impaired loans at December 31, 2010 and 2009, totaled $14,657,000 and $13,308,000, respectively. At December 31, 2010, $2,143,000 of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. The related allowance for loan losses on impaired loans totaled $2,059,000 and $3,947,000, respectively. The increase in impaired loans was mainly related to a $4,100,000 commercial real estate loan and a group of smaller commercial real estate loans that developed financial stress or became delinquent during 2010, which was offset by loan amounts that were charged off or were eliminated by the Corporation taking legal actions to repossess the collateral and then book the fair value of the collateral, less the cost to sell, as foreclosed assets held for resale. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $15,560,000 at December 31, 2010, compared to $12,071,000 at December 31, 2009.

        Foreclosed real estate consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The fair value of $7,859,000 at December 31, 2010, included one economic development real estate project and five commercial use real estate properties totaling $7,055,000. One of these commercial use properties had a fair value of $5,180,000 and was collateral on a commercial loan in which the Corporation took a participation interest from another southcentral Pennsylvania bank. In the fourth quarter of 2009, the loan was accorded nonaccrual status when the borrower became delinquent and communicated that no further scheduled payments would be made. Subsequently, before the end of the quarter, the borrower executed a deed in lieu of foreclosure to the creditors. In addition to a current appraisal based on best use, a sales agreement, in which signatures have not been obtained, is in place and awaiting funding arrangements to be executed. A second property was collateral on a loan originated in 2007 as a $2,200,000 loan to a local development corporation with subsequent payment that reduced the carrying balance to $1,848,000. Foreclosure processes commenced in the fourth quarter of 2009 and in 2010 ACNB purchased the real estate at sheriff sale and subsequently wrote the value down to $1,246,000. Four other commercial use real estate properties were brought into foreclosed real estate in 2010 with an aggregate fair value of $629,000. In addition, the fair value of $804,000 for foreclosed real estate at December 31, 2010, represented five residential real estate single homes, four of which were taken into foreclosed real estate in 2010. All properties are being actively marketed to targeted buyers by external and internal resources. The fair value of $6,046,000 at December 31, 2009, represented the commercial real participation loan described above and four residential real estate single homes of which three were sold in 2010. The fair value of $625,000 for foreclosed real estate at December 31, 2008, represented one residence and one commercial use property.

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

        Management assigns internal risk ratings for each commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management identifies impaired loans with uncertain collectability of principal and interest, it evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management's analysis considers:

  •
  adverse situations that may affect the borrower's ability to repay;

  •
  the estimated value of underlying collateral; and,

  •
  prevailing market conditions.

        If management determines a loan is not impaired, a specific reserve allocation is not required. Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous three years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

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

        Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, of the allowance for loan losses based on the following criteria:

  •
  risk of imprecision in the specific and general reserve allocations;

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

        Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2010	2009	2008	2007	2006
Beginning balance	$11,981	$7,393	$5,848	$5,375	$4,456
Provision for loan losses	6,410	4,750	5,570	500	870
Loans charged-off:
Commercial, financial and agricultural	204	221	1,169	6	26
Real estate	2,049	64	2,815	—	—
Consumer	928	63	68	39	11

Total Loans Charged-Off	3,181	348	4,052	45	37

Recoveries:
Commercial, financial and agricultural	2	172	7	14	46
Real estate	—	—	—	—	—
Consumer	40	14	20	4	40

Total Recoveries	42	186	27	18	86

Net charge-offs (recoveries)	3,139	162	4,025	27	(49)

Ending balance	$15,252	$11,981	$7,393	$5,848	$5,375

Ratios:
Net charge-offs to average loans	0.47%	0.03%	0.68%	—%	—%
Allowance for loan losses to total loans	2.29%	1.86%	1.16%	1.07%	1.03%

Table 9—Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,074	7.9%	$1,539	7.1%	$1,383	9.4%	$1,204	11.5%	$457	8.0%
Real estate:
Commercial	6,346	34.0	4,250	28.1	2,034	27.3	1,226	23.3	1,275	22.2
Construction	1,154	4.0	3,086	5.9	1,970	7.7	2,494	7.0	2,323	7.9
Residential	3,108	44.6	1,693	56.7	1,051	53.6	605	56.6	583	59.8
Consumer	861	9.5	403	2.2	325	2.0	207	1.6	228	2.1
Unallocated	1,709	N/A	1,010	N/A	630	N/A	112	N/A	509	N/A

Total	$15,252	100.0%	$11,981	100.0%	$7,393	100.0%	$5,848	100.0%	$5,375	100.0%

        The allowance for loan losses at December 31, 2010, was $15,252,000, or 2.29% of loans, as compared to $11,981,000, or 1.86% of loans, at December 31, 2009. The ratio of non-performing loans plus foreclosed assets to total assets was 2.43% at December 31, 2010, as compared to 2.23% at December 31, 2009.

        Loans past due 90 days and still accruing were $997,000 and nonaccrual loans were $14,657,000 as of December 31, 2010. Loans past due 90 days and still accruing were $2,107,000 at December 31, 2009, while nonaccruals were $13,308,000.

        Additional information on nonaccrual loans at December 31, 2010 and 2009, follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2010
Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995–2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003–2007
Commercial & industrial	1	974	549	30	In market	2007

Total	23	$14,657	$2,059	$2,134

December 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998–2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004–2007
Commercial & industrial	2	1,190	675	—	In market	2007

Total	15	$13,308	$3,947	$—

*
Transferred to other real estate owned in the second quarter of 2010.

        All nonaccrual impaired loans are to borrowers located within the market area served by of the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary between 1995 and 2008 for purposes listed in the classification in the table above.

        The Corporation has two unrelated impaired loans totaling $4,000,000 to finance residential real estate development projects in the Corporation's primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status. The loans have standard terms and conditions including repayment from the sales of the respective properties. Both loans were originated during the first half of 2006. One loan matured with the inability of the borrower to fund necessary infrastructure improvements, the Corporation charged down the loan by $2.5 million in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy. ACNB further wrote down the loan by $1,000,000 in 2010 reflecting alternative uses for the property. It is expected that various real estate collateral on this loan will be protected by a fair value bid at sheriff sale in 2011 after which ACNB will market the property to the appropriate buyers. On the other larger residential real estate loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. The total specific valuation allowance on these two unrelated loans is $693,000 (which is net of charge-offs of $2,765,000 and $1,000,000 taken in 2008 and 2010, respectively). The respective allowances were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure. In 2010, two smaller residential real estate development loans were added to nonaccrual impaired loans. Both are in the Bank's market area with standard terms and conditions, but have suffered from the downturn in the real estate market. These loans total $388,000 with a specific valuation allowance of $37,000. It is expected that one loan will be settled by a deed-in-lieu of foreclosure transaction and the real estate subsequently marketed to likely buyers. The other loan is continuing to produce sales and partial paydowns despite the borrower's bankruptcy filing.

        In the second quarter of 2009, a $2,200,000 loan to a local development corporation was added to nonaccrual status when the loan matured with various sales agreements and grants still pending prior to any further development activity. Subsequent payment has reduced the carrying balance to $1,848,000. Foreclosure processes commenced in the fourth quarter of 2009, and sheriff sale in the first quarter of 2010 resulted in ACNB protecting its interest with a fair value bid. The property was charged down by $601,000 based on an updated appraisal and transferred into foreclosed assets held for resale. It is currently being marketed to appropriate buyers.

        Included in impaired commercial and industrial loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $974,000 at December 31, 2010 with a specific valuation allowance of $549,000, which is net of a $1,000,000 charge-off taken in 2008. These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status. The valuation allowance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.

        Owner occupied commercial real estate includes 14 loan relationships, 13 of which have balances less than $1,000,000 each in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. These loans were originated between 1995 and 2008. The two largest loans are both under $1,000,000 and total $1,740,000 to unrelated business enterprises and each has collateral fair values in excess of the loan amount. In general, these businesses have been affected by specific factors other than the current economic conditions and these factors were not known before the fourth quarter of 2009 when these loans became delinquent and announced that further payments would not be made. The plan to foreclose through the sheriff sale process in 2010 was stayed by borrower's legal action in one case and borrower payment in the other. Pursuit of sheriff sale will continue if the loans are not brought current. The other smaller loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. The largest loan in this category had a balance $4,108,000 at December 31, 2010 and was considered impaired after the borrower stated intentions of not making further payments in the fourth quarter of 2010. A specific allowance of $719,000 was established based on a current appraisal, which reflects decreased values in the current economy.

        Investment/rental commercial real estate includes four loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used for speculation, rental, or other non owner occupied uses. These loans were originated between 2003 and 2007. These loans were affected by the lack of borrower cash flow to continue to service the debt and in some cases by increased real estate taxes levied by local government units. The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful. One loan in this category has a specific allocation totaling $61,000 based on the fair value of the related collateral.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The 2010 increase in the provision expense was based on the loans discussed above as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this management discussion and analysis creates an increase in recent loss history experience and in the qualitative adjustment which in turns affects the calculation of losses inherent in the portfolio The decrease in the provision for loan losses for 2009 compared to 2008 was a result of the measurement of the adequacy of the allowance for loan losses at each period-end. Reasons that the 2008 provision was higher include charge-offs, changes in allocations for specific loans, deteriorating local economic conditions, and continued growth in the loan portfolio during 2008 which caused the amounts assigned to homogeneous pools to increase.

Other Assets

        Other assets increased $5,111,000, or 37%, in 2010 compared to 2009, primarily because of the increase in the funded status of the banking subsidiary's defined benefit pension plan.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 4.1%, or $31,126,000, during 2010, as compared to 4.7% during 2009. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. The 2010 deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances. With continued low market interest rates in a recession economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2010, are summarized as follows:

In thousands
Three months or less	$18,491
Over three through six months	6,309
Over six through twelve months	21,832
Over twelve months	26,842

Total	$73,474

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and demand notes to the U.S. Treasury. As of December 31, 2010, short-term borrowings were $39,086,000, a decrease of $16,205,000, or 29.3%, from the December 31, 2009, balance of $55,291,000. Agreements to repurchase accounts are with the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2009, repurchase agreement balances were down $12,241,000, or 24.7%, due to seasonal fluctuations in the business activities of ACNB's commercial customer base and higher rates in other product types. At December 31, 2010, there were no short-term FHLB borrowings, a decline of $5,150,000 due to sufficient deposit funding. Long-term borrowings consist primarily of longer-term advances from the FHLB; in addition, it includes a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $ 81,499,000 at December 31, 2010, versus $80,294,000 at December 31, 2009. The Corporation increased long-term borrowings by taking longer-term FHLB advances to balance its balance sheet interest rate risk sensitivity.

In thousands	2010	2009	2008
Amounts outstanding at end of year:
FHLB overnight advance	$—	$5,150	$50,168
Securities sold under repurchase agreements	37,263	49,504	32,285
Treasury tax and loan note	1,823	637	1,000

Total	$39,086	$55,291	$83,453

Dollars in thousands	2010	2009	2008
Average interest rate at year-end	0.23%	0.45%	0.90%
Maximum amount outstanding at any month-end	$52,577	$55,379	$83,462
Average amount outstanding	$42,849	$46,885	$44,401
Weighted average interest rate	0.28%	0.71%	1.61%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its "well capitalized" position. Total stockholders' equity was $93,754,000 at December 31, 2010, compared to $88,303,000 at December 31, 2009. Stockholders' equity increased during 2010 partially due to earnings retained in capital during 2010 and a change in accumulated other comprehensive loss to accumulated other comprehensive income resulting from the increase in value of the assets in the available for sale investment portfolio and the pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2010, ACNB retained $3,913,000, or 46%, of its net income, as compared to $2,707,000, or 37%, in 2009 and $2,194,000, or 33%, in 2008. As a result of implementing ASC Topic 715, Compensation—Retirement Benefits, a direct charge to retained earnings of $717,000 was made in 2008.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2010 and 2009, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no conditions or events since the notification that management believes have changed the banking subsidiary's category.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2010	2009	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.24%	8.05%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	11.99%	11.85%	6.00%
Total risk-based capital ratio	13.25%	13.11%	10.00%

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

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2010, ACNB could borrow approximately $293,263,000 from the FHLB of which $214,263,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $68,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $37,263,000 and $49,504,000 at December 31, 2010 and 2009, respectively.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank. For a discussion of ACNB's dividend restrictions, please refer to Item 1—"Business" and Note J to the consolidated financial statements.

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2010:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$181,886	$103,371	$7,050	$—	$292,307
Short term borrowings	39,086	—	—	—	39,086
Long-term debt	10,481	36,061	23,957	11,000	81,499
Operating leases	326	581	555	245	1,707
Payments under benefit plans	107	266	200	3,271	3,844

Total	$231,886	$140,279	$31,762	$14,516	$418,443

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2010, the Corporation had unfunded outstanding commitments to extend credit of $120,179,000 and outstanding standby letters of credit of $5,897,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O of the consolidated financial statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        During 2010, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements that may impact the Corporation's financial condition or results of operations when adopted. See Note A in the Notes to the Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2010, indicate that the Corporation would expect net interest income to decrease over the next twelve months by 0.35% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 4.40% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. A decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2009, exhibited lower liability sensitivity due to the increased mix of asset liquidity (which reprices overnight) in the depths of the financial crisis, differing assumptions on prepayments, and sensitivity on non-maturity deposit products, as well as an interest rate environment in which larger rate declines could be accommodated.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2010, indicate that the net present value would decrease 2.15% assuming an upward shift in market interest rates of 3.00% and increase 0.98% if rates shifted 1.00% in the same manner.

December 31, 2010		December 31, 2010
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(4.40)%	(300)	(5.10)%
(100)	(0.56)%	(100)	(3.18)%
—	—%	—	—%
100	(0.35)%	100	0.98%
300	(0.35)%	300	(2.15)%

December 31, 2009		December 31, 2009
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(3.26)%	(300)	(2.58)%
(100)	(0.41)%	(100)	(1.19)%
—	—%	—	—%
100	(0.39)%	100	(0.35)%
300	0.43%	300	(4.00)%

ITEM 8—FINANCIAL STATEMENTS

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 11, 2011

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2010	2009
ASSETS
Cash and due from banks	$14,091	$17,875
Interest bearing deposits with banks	10,082	6,263

Cash and Cash Equivalents	24,173	24,138
Securities available for sale	190,730	209,872
Securities held to maturity, fair value 2010 $10,671; 2009 $10,334	10,044	10,057
Loans held for sale	3,068	145
Loans, net of allowance for loan losses 2010 $15,252; 2009 $11,981	650,039	632,706
Premises and equipment	14,119	14,760
Restricted investment in bank stocks	8,420	9,170
Investment in bank-owned life insurance	27,443	26,408
Investments in low-income housing partnerships	4,124	4,391
Goodwill	5,972	5,972
Intangible assets	3,688	4,362
Foreclosed assets held for resale	7,859	6,046
Other assets	18,988	13,877

Total Assets	$968,667	$961,904

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$103,464	$93,829
Interest bearing	643,062	634,694

Total Deposits	746,526	728,523
Short-term borrowings	39,086	55,291
Long-term borrowings	81,499	80,294
Other liabilities	7,802	9,493

Total Liabilities	874,913	873,601

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 5,990,943 shares issued; 5,928,343 shares outstanding	14,977	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	8,787	8,787
Retained earnings	69,536	65,623
Accumulated other comprehensive income (loss)	1,182	(356)

Total Stockholders' Equity	93,754	88,303

Total Liabilities and Stockholders' Equity	$968,667	$961,904

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2010	2009	2008
INTEREST INCOME
Loans, including fees	$36,043	$35,626	$35,561
Securities:
Taxable	7,181	8,620	10,286
Tax-exempt	1,308	1,488	1,790
Dividends	26	38	203
Other	82	40	81

Total Interest Income	44,640	45,812	47,921

INTEREST EXPENSE
Deposits	6,223	9,307	13,187
Short-term borrowings	119	331	714
Long-term borrowings	3,281	3,922	4,996

Total Interest Expense	9,623	13,560	18,897

Net Interest Income	35,017	32,252	29,024
PROVISION FOR LOAN LOSSES	6,410	4,750	5,570

Net Interest Income after Provision for Loan Losses	28,607	27,502	23,454

OTHER INCOME
Service charges on deposit accounts	2,415	2,402	2,284
Income from fiduciary activities	1,303	1,057	1,021
Earnings on investment in bank-owned life insurance	1,002	1,011	1,035
Gain on life insurance proceeds	78	—	—
Gains on sales of securities	72	17	159
Impairment charges on equity securities	—	(522)	—
Service charges on ATM and debit card transactions	1,124	1,002	950
Commissions from insurance sales	4,949	5,484	4,077
Other	1,229	1,252	912

Total Other Income	12,172	11,703	10,438

OTHER EXPENSES
Salaries and employee benefits	17,318	17,680	14,401
Net occupancy	2,197	2,281	2,186
Equipment	2,499	2,175	1,984
Professional services	1,116	860	944
Other tax	791	665	774
Supplies and postage	717	688	800
Marketing	458	430	933
FDIC and regulatory	1,434	1,958	303
Intangible assets amortization	641	638	430
Other operating	3,132	3,254	3,316

Total Other Expenses	30,303	30,629	26,071

Income before Income Taxes	10,476	8,576	7,821
PROVISION FOR INCOME TAXES	2,057	1,357	1,077

Net Income	$8,419	$7,219	$6,744

PER SHARE DATA
Basic earnings	$1.42	$1.22	$1.13

Cash dividends declared	$0.76	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2010, 2009 and 2008

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—JANUARY 1, 2008	$14,977	$—	$8,787	$61,439	$(73)	$85,130
Adjustment to initially apply ASC Topic 715	—	—	—	(717)	—	(717)
Comprehensive income:
Net income	—	—	—	6,744	—	6,744
Other comprehensive loss, net of taxes	—	—	—	—	(1,726)	(1,726)

Total Comprehensive Income						5,018

Treasury stock purchased (35,000 shares)	—	(442)	—	—	—	(442)
Cash dividends declared	—	—	—	(4,550)	—	(4,550)

BALANCE—DECEMBER 31, 2008	14,977	(442)	8,787	62,916	(1,799)	84,439
Comprehensive income:
Net income	—	—	—	7,219	—	7,219
Other comprehensive income, net of taxes	—	—	—	—	1,443	1,443

Total Comprehensive Income						8,662

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)
Cash dividends declared	—	—	—	(4,512)	—	(4,512)

BALANCE—DECEMBER 31, 2009	14,977	(728)	8,787	65,623	(356)	88,303
Comprehensive income:
Net income	—	—	—	8,419	—	8,419
Other comprehensive income, net of taxes	—	—	—	—	1,538	1,538

Total Comprehensive Income						9,957

Cash dividends declared	—	—	—	(4,506)	—	(4,506)

BALANCE—DECEMBER 31, 2010	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,419	$7,219	$6,744
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans, property and foreclosed real estate	(275)	(502)	(203)
Earnings on investment in bank-owned life insurance	(1,002)	(1,011)	(1,035)
Impairment charges on equity securities	—	522	—
Gain on sales of securities	(72)	(17)	(159)
Gain on life insurance proceeds	(78)	—	—
Depreciation and amortization	2,342	2,281	1,877
Provision for loan losses	6,410	4,750	5,570
Net amortization (accretion) of investment securities premiums (discounts)	150	(173)	(51)
Decrease in interest receivable	241	565	786
Decrease in interest payable	(455)	(924)	(1,285)
Mortgage loans originated for sale	(38,877)	(51,562)	(18,182)
Proceeds from loans sold to others	36,394	52,952	18,598
(Increase) decrease in other assets	(5,872)	(3,845)	1,716
Increase (decrease) in other liabilities	1,583	158	(1,943)

Net Cash Provided by Operating Activities	8,908	10,413	12,433

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	—	—	4,137
Proceeds from maturities of investment securities available for sale	67,442	71,407	93,714
Proceeds from sales of investment securities available for sale	6,561	2,956	26,936
Purchase of investment securities available for sale	(55,356)	(31,403)	(82,001)
Purchase of investments held to maturity	—	(10,064)	—
Net sale (purchase) of restricted investment in bank stocks	750	—	(125)
Net increase in loans	(26,620)	(12,762)	(94,171)
Purchase of bank-owned life insurance	(250)	(100)	—
Final purchase consideration—insurance subsidiary	—	—	(3,000)
Cash paid for insurance agency acquisitions, net of cash acquired	(31)	(43)	(3,022)
Proceeds from life insurance death benefits	295	—	—
Capital expenditures	(1,089)	(1,951)	(1,382)
Proceeds from sale of property and foreclosed real estate	928	151	137

Net Cash Provided by (Used in) Investing Activities	(7,370)	18,191	(58,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	9,635	11,343	5,294
Net increase in time certificates of deposits and interest bearing deposits	8,368	26,883	14,363
Net increase (decrease) in short-term borrowings	(16,205)	(28,162)	52,685
Proceeds from long-term borrowings	22,000	14,000	47,000
Repayments on long-term borrowings	(20,795)	(40,657)	(70,293)
Dividends paid	(4,506)	(4,512)	(4,550)
Purchase of treasury stock	—	(286)	(442)

Net Cash Provided by (Used in) Financing Activities	(1,503)	(21,391)	44,057

Net Increase (Decrease) in Cash and Cash Equivalents	35	7,213	(2,287)
CASH AND CASH EQUIVALENTS—BEGINNING	24,138	16,925	19,212

CASH AND CASH EQUIVALENTS—ENDING	$24,173	$24,138	$16,925

Interest paid	$10,078	$14,484	$20,182

Income taxes paid	$2,300	$2,700	$2,225

Loans transferred to foreclosed real estate	$2,877	$5,636	$625

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its nineteen retail banking locations in Adams, Cumberland and York Counties, Pennsylvania. There are also two loan production offices situated in York and Franklin Counties, Pennsylvania.

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

        Assets held by the Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $152,000,000 and $138,000,000 at December 31, 2010 and 2009, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        Certain amounts previously reported have been reclassified, when necessary, to conform to the financial statement presentation for 2010. The reclassification had no effect on net income.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $88,200,000, or 13%, of total loans at December 31, 2010. These borrowers are geographically disbursed throughout ACNB's market place and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2010 and 2009, and consists of common stock in the Federal Reserve Bank (2009 only), Atlantic Central Bankers Bank, and Federal Home Loan Bank (FHLB). In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. However, in 2010, the FHLB of Pittsburgh partially repurchased excess capital stock held by member banks of the FHLB.

        Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Financial Services—Depository and Lending.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2010, 2009 or 2008. However, security impairment analysis is completed quarterly and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

        The loans receivable portfolio is segmented into commercial, residential mortgage, home equity lines of credit, and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and commercial real estate construction.

        The accrual of interest on residential mortgage and commercial loans (consisting of commercial and industrial, commercial real estate, and commercial real estate construction loan classes) is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer loans (consisting of home equity lines of credit and consumer loan classes) are typically charged off no later than 120 days past due. Past due status is based on contractual terms of

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued, but not collected, for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

        The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.

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

        The allowance consists of specific, general and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

  •
  lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

  •
  national, regional and local economic and business conditions, as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

  •
  nature and volume of the portfolio and terms of loans;

  •
  experience, ability and depth of lending management and staff;

  •
  volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,

  •
  existence and effect of any concentrations of credit and changes in the level of such concentrations.

        Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

        Commercial and Industrial Lending—The Corporation originates commercial and industrial loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.

        Commercial and industrial loans are generally secured with short-term assets however, in many cases; additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.

        In underwriting commercial and industrial loans, an analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower is performed. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Corporation's analysis.

        Commercial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

        Commercial Real Estate Lending—The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation's commercial loan portfolio is secured primarily by commercial retail space, office buildings, and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.

        In underwriting these loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Corporation are performed by independent appraisers.

        Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

        Commercial Real Estate Construction Lending—The Corporation engages in commercial real estate construction lending in its primary market area and surrounding areas. The Corporation's commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans.

        The Corporation's commercial real estate construction loans are generally secured with the subject property. Terms of construction loans depend on the specifics of the project such as, estimated absorption rates, estimated time to complete, etc.

        In underwriting commercial real estate construction loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Corporation are performed by independent appraisers.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

        Residential Mortgage Lending—One-to-four family residential mortgage loan originations are generated by the Corporation's marketing efforts, its present customers, walk-in customers, and referrals. These loans originate primarily within the Corporation's market area or with customers primarily from the market area.

        The Corporation offers fixed-rate and adjustable-rate mortgage loans with terms up to a maximum of 30 years for both permanent structures and those under construction. The Corporation's one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Corporation's residential mortgage loans originate with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance.

        In underwriting one-to-four family residential real estate loans, the Corporation evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Corporation are appraised by independent fee appraisers. The Corporation generally requires borrowers to obtain an attorney's title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation has not engaged in subprime residential mortgage originations.

        Home Equity Lines of Credit Lending—The Corporation originates home equity lines of credit primarily within the Corporation's market area or with customers primarily from the market area.

        Home equity lines of credit are secured by the borrower's primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

        In underwriting home equity lines of credit, a thorough analysis of the borrower's willingness and financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower's employment history, current financial conditions, and credit background. The analysis is based primarily on the customer's ability to repay and secondarily on the collateral or security.

        Home equity lines of credit generally present a lower level of risk than other types of consumer loans because they are secured by the borrower's primary residence.

        Consumer Lending—The Corporation offers a variety of secured and unsecured consumer loans, including vehicle, mobile homes and loans secured by savings deposits as well as other types of consumer loans.

        Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower's willingness and financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower's employment history, current financial conditions, and credit background.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

        A specific allocation within the allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Corporation's impaired loans are measured based on the estimated fair value of the loan's collateral.

        For commercial loans secured by real estate, estimated fair values of collateral are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

        For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable aging reports, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

        Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate continuance of a below market interest rate or an extension of a loan's stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are generally designated as impaired.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The allowance calculation methodology includes further segregation of loan classes into credit quality rating categories. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are generally evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.

        Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

        In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Off-Balance Sheet Credit Related Financial Instruments

        In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

        Land is carried at cost. Buildings furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets' estimated useful lives. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations.

Investments in Low-Income Housing Partnerships

        The Corporation's investments in low-income housing partnerships are accounted for using the "equity method" prescribed by ASC Topic 323. In accordance with ASC Topic 740, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation adopted this guidance on January 1, 2008, and recorded a cumulative effect adjustment of $717,000 as a reduction of retained earnings effective January 1, 2008. The Corporation incurred approximately $48,000 and $45,000 of expense in 2010 and 2009, respectively, related to this new accounting pronouncement.

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

Income Taxes

        The Corporation accounts for Income Taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes. On January 1, 2007, the Corporation adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

        The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Corporation determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

        Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        The Corporation accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-than-likely-than-not recognition threshold is initially and subsequently measured as the largest

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

        The Corporation recognizes interest and penalties on income taxes as a component of income tax expense.

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,928,343, 5,936,001 and 5,988,525 weighted average shares of common stock outstanding for 2010, 2009 and 2008, respectively.

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2010. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
In thousands	2010	2009	2008
Unrealized holding gains (losses) arising during the period	$(358)	$116	$4,775
Reclassification adjustment for (gains) losses realized in net income	(72)	505	(159)

Net unrealized gains (losses)	(430)	621	4,616
Tax effect	147	(211)	(1,569)

	(283)	410	3,047

Change in pension liability	2,760	1,565	(7,232)
Tax effect	(939)	(532)	2,459

	1,821	1,033	(4,773)

Other Comprehensive Income (Loss)	$1,538	$1,443	$(1,726)

        The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE—DECEMBER 31, 2009	$4,206	$(4,562)	$(356)

Balance—December 31, 2010	$3,923	$(2,741)	$1,182

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        This guidance became effective January 1, 2010, and did not have a significant impact on the Corporation's financial condition or results of operations.

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

        This guidance became effective January 1, 2010, and did not have a significant impact on the Corporation's financial condition or results of operations.

ASU 2010-06

        The FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASU 2010-09

        The FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation adopted the required provisions of ASU 2010-18, with no significant impact on its financial condition or results of operations.

ASU 2010-20

        ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company's receivables portfolio and the adequacy of its allowance for credit losses held against the portfolio by expanding credit risk disclosures.

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

        The Corporation adopted the required provisions of ASU 2010-20, with no significant impact on its financial condition or results of operations.

ASU 2011-01

        The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

        The deferral in this amendment is effective upon issuance. The Corporation does not expect that the adoption of this standard will have a significant impact on its financial condition or results of operations.

ASU 2010-29

        The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

        Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

        In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.

        The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

        The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

        The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations

ASU 2010-28

        The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        These amendments eliminate an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

        For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities.

        Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35.

        The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2010 and 2009, compensating balances approximated $2,564,000 and $2,287,000, respectively. During 2010 and 2009, average required balances approximated $2,559,000 and $2,880,000, respectively.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2010 and 2009, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2010
U.S. Government and agencies	$28,225	$297	$262	$28,260
Mortgage-backed securities	109,386	5,292	319	114,359
State and municipal	34,214	643	181	34,676
Corporate bonds	11,303	367	11	11,659
CRA mutual fund	1,032	—	2	1,030
Stock in other banks	627	119	—	746

	$184,787	$6,718	$775	$190,730

December 31, 2009
U.S. Government and agencies	$24,117	$316	$105	$24,328
Mortgage-backed securities	128,073	5,489	65	133,497
State and municipal	40,723	631	83	41,271
Corporate bonds	9,959	215	—	10,174
Stock in other banks	627	—	25	602

	$203,499	$6,651	$278	$209,872

SECURITIES HELD TO MATURITY
December 31, 2010
U.S. Government and agencies	$10,044	$627	$—	$10,671

December 31, 2009
U.S. Government and agencies	$10,057	$277	$—	$10,334

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2010
U.S. Government and agencies	$10,585	$262	$—	$—	$10,585	$262
Mortgage-backed securities	21,071	319	—	—	21,071	319
State and municipal	11,680	181	—	—	11,680	181
Corporate Bonds	989	11	—	—	989	11
CRA mutual fund	1,030	2	—	—	1,030	2

	$45,355	$775	$—	$—	$45,355	$775

December 31, 2009
U.S. Government and agencies	$7,953	$105	$—	$—	$7,953	$105
Mortgage-backed securities	16,426	62	482	3	16,908	65
State and municipal	7,757	83	—	—	7,757	83
Stock in other banks	602	25	—	—	602	25

	$32,738	$275	$482	$3	$33,220	$278

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2010, eight U.S. Government and agencies had unrealized losses, and none of the securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of amortized cost.

        At December 31, 2010, eight mortgage-backed securities had unrealized losses, and none of the securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 3% of amortized cost.

        At December 31, 2010, 23 state and municipal securities had unrealized losses, and none of the municipal securities had been in a continuous loss position for 12 months or more. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 6% of amortized cost and a majority had unrealized losses totaling less than 1% of amortized cost.

        At December 31, 2010, one corporate bond security had an unrealized loss. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security. This security had an unrealized loss of less than 2% of amortized cost.

NOTE C—SECURITIES (Continued)

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2010, management had not identified any securities with an unrealized loss that it intends to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the securities, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

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

        Amortized cost and fair value at December 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$—	$—	$—	$—
Over 1 year through 5 years	32,917	33,637	10,044	10,671
Over 5 years through 10 years	29,189	29,360	—	—
Over 10 years	11,636	11,598	—	—
Mortgage-backed securities	109,386	114,359	—	—
CRA mutual fund	1,032	1,030	—	—
Stock in other banks	627	746	—	—

	$184,787	$190,730	$10,044	$10,671

        The Corporation realized gross gains of $128,000 during 2010, $75,000 during 2009, and $172,000 during 2008 and gross losses of $56,000 during 2010, $58,000 during 2009 and $13,000 during 2008 on sales of securities available for sale. State and municipal securities were sold at a loss in order to adjust the Corporation's interest rate sensitivity, reduce exposure to geographic locations, balance the mix with other investment types and to reduce risks related to insurance coverage.

        At December 31, 2010 and 2009, securities with a carrying value of $99,197,000 and $96,927,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

        Loans at December 31, 2010 and 2009, were as follows:

In thousands	2010	2009
Commercial, financial and agricultural	$53,183	$46,382
Real estate:
Commercial	194,296	181,055
Construction	29,190	37,965
Residential	374,667	365,110
Consumer	14,176	14,378

Total Loans	665,512	644,890
Deferred loan fees and costs, net	(221)	(203)
Allowance for loan losses	(15,252)	(11,981)

Net Loans	$650,039	$632,706

        The Bank grants commercial, residential and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

        The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2010:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$43,448	$5,041	$4,187	$—	$52,676
Commercial real estate	193,731	14,530	17,689	—	225,950
Commercial real estate construction	11,009	10,963	4,663	—	26,635
Residential mortgage	289,833	2,882	4,282	—	296,997
Home equity lines of credit	46,383	2,081	393	—	48,857
Consumer	14,176	—	—	—	14,176

Total	$598,580	$35,497	$31,214	$—	$665,291

        The following table presents the classes of the loan portfolio summarized by performing and nonperforming within the Corporation's internal risk rating system as of December 31, 2010:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Total
Performing	$51,739	$217,669	$22,247	$294,962	$48,844	$14,176	$649,637
NonPerforming	937	8,281	4,388	2,035	13	—	15,654

Total	$52,676	$225,950	$26,635	$296,997	$48,857	$14,176	$665,291

NOTE D—LOANS (Continued)

        The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial and industrial	$68	$68	$—	$66	$—
Commercial real estate	3,955	4,184	—	3,661	29
Commercial real estate construction	172	232	—	562	—
Residential mortgage	954	1,312	—	1,339	4
WITH AN ALLOWANCE RECORDED
Commercial and industrial	$869	$1,869	$547	$904	$—
Commercial real estate	4,326	4,326	726	1,166	6
Commercial real estate construction	4,216	7,716	729	4,882	61
Residential mortgage	97	97	57	24	—
TOTAL
Commercial and industrial	$937	$1,937	$547	$970	$—
Commercial real estate	8,281	8,510	726	4,827	35
Commercial real estate construction	4,388	7,948	729	5,444	61
Residential mortgage	1,051	1,409	57	1,363	4

        The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2010:

In thousands
Commercial and industrial	$937
Commercial real estate	8,281
Commercial real estate construction	4,388
Residential mortgage	1,051

Total	$14,657

        The following table summarizes information in regards to troubled debt restructurings at December 31, 2010:

Dollars In thousands	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial and industrial	$490	$439
Commercial real estate	$371	$168
Commercial real estate construction	$1,548	$1,536

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
Commercial and industrial	$105	$—	$937	$1,042	$51,634	$52,676	$—
Commercial real estate	1,903	744	8,231	10,878	215,072	225,950	—
Commercial real estate construction	—	—	4,388	4,388	22,247	26,635	—
Residential mortgage	3,182	492	2,034	5,708	291,289	296,997	984
Home equity lines of credit	115	13	64	192	48,665	48,857	13
Consumer	16	—	—	16	14,160	14,176	—

Total	$5,321	$1,249	$15,654	$22,224	$643,067	$665,291	$997

        Allowance for loan losses and recorded investment in financing receivables for the year ended December 31, 2010:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252

Ending balance: individually evaluated for impairment	$547	$726	$729	$57	$—	$—	$—	$2,059

Ending balance: collectively evaluated for impairment	$1,527	$5,621	$424	$3,051	$341	$520	$1,709	$13,193

Loans receivables
Ending balance	$52,676	$225,950	$26,635	$296,997	$48,857	$14,176	$—	$665,291

Ending balance: individually evaluated for impairment	$937	$8,281	$4,388	$1,051	$—	$—	$—	$14,657

Ending balance: collectively evaluated for impairment	$51,739	$217,669	$22,247	$295,946	$48,857	$14,176	$—	$650,634

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
In thousands	2010	2009	2008
Balance, beginning	$11,981	$7,393	$5,848
Provision charged to operations	6,410	4,750	5,570
Recoveries on charged-off loans	42	186	27
Loans charged-off	(3,181)	(348)	(4,052)

Balance, ending	$15,252	$11,981	$7,393

        Nonaccrual loans totaled $14,657,000 and $13,308,000 at December 31, 2010 and 2009, respectively. $2,143,000 of the 2010 nonaccrual balance and $2,360,000 of the 2009 nonaccrual balance are troubled debt restructured loans. Loans past due 90 days or more and still accruing totaled $997,000 and $2,107,000 at December 31, 2010 and 2009, respectively. If interest on all nonaccrual loans had been accrued at original contract rates, it is estimated interest income would have been higher by $464,000 in 2010, $643,000 in 2009, and $246,000 in 2008.

NOTE D—LOANS (Continued)

        The following is a summary of information pertaining to impaired loans at December 31:

In thousands	2010	2009
Impaired loans with a valuation allowance	$9,508	$8,394

Impaired loans without a valuation allowance	$5,149	$4,914

Valuation allowance related to impaired loans	$2,059	$3,947

	Years Ended December 31,
In thousands	2010	2009	2008
Average investment in impaired loans	$12,604	$11,245	$13,271

Interest income recognized on impaired loans	$100	$218	$607

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2010	2009
Land	$1,323	$1,323
Buildings and improvements	16,014	15,680
Furniture and equipment	11,410	10,761
Fixed assets in process	149	257

	28,896	28,021
Accumulated depreciation	(14,777)	(13,261)

	$14,119	$14,760

        Depreciation expense was $1,701,000, $1,644,000 and $1,447,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2010 and 2009, the carrying value of these investments was approximately $4,124,000 and $4,391,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2010	2009
Non-interest bearing demand	$103,464	$93,829
Interest bearing demand	108,851	107,516
Savings	241,904	228,959
Time certificates of deposit less than $100,000	218,833	229,122
Time certificates of deposit greater than $100,000	73,474	69,097

	$746,526	$728,523

        Scheduled maturities of time certificates of deposit at December 31, 2010, were as follows:

Years Ending	In thousands
2011	$181,886
2012	62,634
2013	40,737
2014	3,529
2015	3,521

$292,307

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2016. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $462,000, $489,000 and $478,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2011	$326
2012	289
2013	292
2014	294
2015	261
Later years	245

$1,707

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expire at varying dates from 2011 to 2014. Most leases contain renewal provisions at the option of the lessees. Total rental income for these properties was $123,000, $122,000 and $118,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2010		2009
Dollars in thousands	Amount	Rate	Amount	Rate
Treasury tax and loan note	$1,823	0.00%	$637	0.00%
Federal Home Loan Bank (FHLB) overnight advance	—	0.00%	5,150	0.62%
Securities sold under repurchase agreements	37,263	0.24%	49,504	0.44%

	$39,086	0.23%	$55,291	0.45%

        Under an agreement with the FHLB, the Bank has a short-term borrowing capacity included in the maximum borrowing capacity. All FHLB advances are collate ralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $8,408,000 at December 31, 2010. The Corporation also has lines of credit that total $13,000,000 with correspondent banks for overnight federal funds borrowings.

        The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities owned by the Corporation. The investment securities are under the control of the Corporation.

        A summary of long-term debt as of December 31 is as follows:

	2010		2009
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2010	$—	—%	$20,000	3.15%
2011	10,000	2.92%	10,000	4.26%
2012	11,000	4.14%	10,000	4.41%
2013	14,000	2.55%	4,000	4.23%
2014	11,000	3.31%	4,000	4.51%
2015	12,000	3.87%	9,000	4.13%
2016	5,000	4.52%	4,000	4.78%
2017	4,000	4.86%	4,000	4.86%
2018	2,000	5.11%	2,000	5.11%
FHLB convertible advance maturing 2012	10,000	4.27%	10,000	4.27%
Loan payable to local bank	2,499	6.50%	3,294	6.50%

	$81,499	3.74%	$80,294	4.17%

        The FHLB advances are collateralized by the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $293,263,000 from the FHLB, of which $214,263,000 was available at December 31, 2010. The FHLB has the option to convert the $10,000,000 convertible advance, but not before three-month LIBOR reaches 8%. Upon the FHLB's conversion, the Bank has the option to repay the respective advance in full.

        The loan payable to a local bank is payable in monthly installments of $52,569 and matures in January 2020. The loan is unsecured.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2010, $6,608,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, are as follows:

In thousands	2010	2009	2008
Federal:
Current	$722	$2,942	$885
Deferred	1,296	(1,647)	144

	2,018	1,295	1,029
State:
Current	39	62	48

	$2,057	$1,357	$1,077

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Percentage of Income before Income Taxes
	2010	2009	2008
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.4%	0.5%	0.4%
Tax-exempt income	(5.8)%	(6.9)%	(8.0)%
Earnings on investment in life insurance	(3.5)%	(4.0)%	(4.5)%
Rehabilitation and low-income housing credits	(5.5)%	(7.9)%	(8.8)%
Other	0.1%	0.1%	0.7%

	19.7%	15.8%	13.8%

        The provision for federal income taxes includes $24,000, $6,000 and $54,000 of income taxes related to net gains on sales of securities in 2010, 2009 and 2008, respectively. Rehabilitation and low-income housing income tax credits were $578,000, $679,000, and $689,000 during 2010, 2009 and 2008, respectively. Projected credits are $556,000 in 2011 and 2012, and $777,000 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,152	$4,073
Accrued deferred compensation	672	587
Pension	1,412	2,350
Deferred loan fees	70	69
Other than temporary impairment	178	178
Low income housing tax credit carryforward	385	80
Other	617	661

	8,486	7,998

Deferred tax liabilities:
Available for sale securities	2,021	2,167
Prepaid pension benefit cost	3,398	1,444
Prepaid expenses	316	273
Accumulated depreciation	574	305
Goodwill/intangibles	723	267

	7,032	4,456

Net Deferred Tax Assets	$1,454	$3,542

        The Corporation has a federal tax credit carryforward related to low income housing credits that expires in 2030.

        The Corporation did not have any uncertain tax positions at December 31, 2010 and 2009. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2007 through 2009.

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

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at December 31, 2010 and 2009, are as follows:

	Fair Value Measurements at December 31, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$28,260	$—	$28,260	$—
Mortgage-backed securities		114,359	—	114,359	—
State and municipal		34,676	—	34,676	—
Corporate bonds		11,659	—	11,659	—
CRA mutual fund		1,030	—	1,030	—
Stock in other banks		746	746	—	—

Total securities available for sale	Recurring	$190,730	$746	$189,984	$—
Impaired loans	Non-recurring	7,449	—	—	7,449
Foreclosed assets held for resale	Non-recurring	7,859	—	—	7,859

	Fair Value Measurements at December 31, 2009
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$24,328	$—	$24,328	$—
Mortgage-backed securities		133,497	—	133,497	—
State and municipal		41,271	—	41,271	—
Corporate bonds		10,174	—	10,174	—
Stock in other banks		602	602		—

Total securities available for sale	Recurring	$209,872	$602	$209,270	$—
Impaired loans	Non-recurring	4,447	—	—	4,447
Foreclosed assets held for resale	Non-recurring	6,046	—	—	6,046

        The following table presents a reconciliation of impaired loans and foreclosed real estate measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31:

In thousands	Impaired Loans	Foreclosed Assets Held for Resale
Balance—January 1, 2010	$4,447	$6,046
Write-down to fair value	—	(206)
Settled or otherwise removed from impaired status	1,846	(858)
Additions to impaired status	4,534	—
Charge-offs	(1,000)	—
Payments made	(490)	—
Increase in valuation allowance	(1,888)	—
Loans transferred to foreclosed real estate	—	2,877

Balance—December 31, 2010	$7,449	$7,859

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

In thousands	Impaired Loans	Foreclosed Assets Held for Resale
Balance—January 1, 2009	$2,966	$625
Write-down to fair value	—	(73)
Settled or otherwise removed from impaired status	(855)	(142)
Additions to impaired status	4,336	—
Payments made	(135)	—
Increase in valuation allowance	(1,865)	—
Loans transferred to foreclosed real estate	—	5,636

Balance—December 31, 2009	$4,447	$6,046

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 2010 and 2009:

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

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Foreclosed Assets Held for Resale

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

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Off-Balance Sheet Credit-Related Instruments

        Fair values for the Corporation's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        Estimated fair values of financial instruments at December 31 were as follows:

	2010		2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$14,091	$14,091	$17,875	$17,875
Interest bearing deposits in banks	10,082	10,082	6,263	6,263
Investment securities
Available for sale	190,730	190,730	209,872	209,872
Held to maturity	10,044	10,671	10,057	10,334
Loans held for sale	3,068	3,068	145	145
Loans, less allowance for loan losses	650,039	665,253	632,706	648,508
Accrued interest receivable	3,417	3,417	3,658	3,658
Restricted investment in bank stocks	8,420	8,420	9,170	9,170
Financial liabilities:
Deposits	746,526	750,068	728,523	732,089
Short-term borrowings	39,086	39,086	55,291	55,291
Long-term borrowings	81,499	85,772	80,294	83,305
Accrued interest payable	1,667	1,667	2,122	2,122
Off-balance sheet financial instruments	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2010 and 2009.

In thousands	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$18,283	$16,823
Service cost	458	561
Interest cost	1,074	989
Actuarial (gain) loss	(1,153)	612
Benefits paid	(743)	(702)

Benefit obligation at end of year	17,919	18,283

Change in plan assets:
Fair value of plan assets at beginning of year	15,618	12,560
Actual return on plan assets	2,335	2,510
Employer contribution	6,550	1,250
Benefits paid	(743)	(702)

Fair value of plan assets at end of year	23,760	15,618

Funded Status, included in other assets (liabilities)	$5,841	$(2,665)

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$3,947	$6,655
Transition obligation	22	34
Prior service cost	184	224

Total included in accumulated other comprehensive loss (pretax)	$4,153	$6,913

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$140
Prior service cost	40
Net transition asset	12

$192

        The accumulated benefit obligation totaled $17,755,000 and $15,960,000 at December 31, 2010 and 2009, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit cost for the years ended December 31 are as follows:

In thousands	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$458	$561	$590
Interest cost	1,074	989	1,035
Expected return on plan assets	(1,216)	(964)	(1,597)
Recognized net actuarial loss	436	579	—
Amortization of transition asset	12	12	14
Amortization of prior service cost	39	39	46

Net Periodic Benefit Cost	$803	$1,216	$88

        For the years ended December 31, 2010, 2009 and 2008, the assumptions used to determine the net periodic benefit cost are as follows:

	2010	2009	2008
Discount rate	6.00%	6.00%	5.78%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	3.55%	3.58%	3.62%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2010 and 2009, are as follows:

	2010	2009
Equity securities	43%	53%
Debt securities	35%	42%
Short-term fixed income	18%	1%
Real estate	4%	4%

	100%	100%

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

        Equity securities included Corporation common stock in amounts of $849,000, 4% of total plan assets, and $664,000, 4% of total plan assets, at December 31, 2010 and 2009, respectively.

        Fair value measurements at December 31, 2010, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$14,565	$849	$13,716	$—
Debt securities	8,217	—	8,217	—
Real estate	978	—	447	531

NOTE M—RETIREMENT PLANS (Continued)

        Fair value measurements at December 31, 2009, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$8,234	$664	$7,570	$—
Debt securities	6,698	—	6,698	—
Real estate	686	—	228	458

        The following table summarizes the effect the Level 3 investments had on the plan's current year financial activity:

In thousands	Real Estate
Balance—January 1, 2009	$671
Total losses	(213)
Interest credited	—
Purchases, issuances, settlements	—

Balance—December 31, 2009	$458

Balance—January 1, 2010	$458
Total gains	73
Interest credited	—
Purchases, issuances, settlements	—

Balance—December 31, 2010	$531

        It has not yet been determined the amount the Bank plans on contributing to the Plan in 2011. The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit percentage factor and maximum years of service eligible were both reduced.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2011	$860
2012	880
2013	900
2014	970
2015	1,080
2016-2020	5,980

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $432,000, $435,000 and $382,000 for 2010, 2009 and 2008, respectively.

        The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the

NOTE M—RETIREMENT PLANS (Continued)

effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2010 and 2009 totaled $1,326,000 and $1,261,000, respectively. The annual expense included in salaries and benefits expense totaled $152,000, $146,000 and $166,000 during the years ended December 31, 2010, 2009 and 2008, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2010 and 2009, the cash surrender value of these policies was $4,226,000 and $4,074,000, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2010, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2010, the most recent notification from the regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of Common Stock. As of March 11, 2011, no shares have been issued under the plan. In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows registered stockholders who have a minimal number of shares to participate and also provides for voluntary cash purchases of ACNB Corporation common stock.

NOTE N—REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
CORPORATION
As of December 31, 2010
Tier 1 leverage ratio (to average assets)	$82,991	8.54%	≥38,851	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	82,991	12.44	≥26,678	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	91,450	13.71	≥53,356	≥8.0	N/A	N/A
As of December 31, 2009
Tier 1 leverage ratio (to average assets)	$78,308	8.20%	≥38,185	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	78,308	12.04	≥26,005	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	86,482	13.30	≥52,011	≥8.0	N/A	N/A
BANK
As of December 31, 2010
Tier 1 leverage ratio (to average assets)	$79,579	8.24%	≥38,629	≥4.0%	≥48,286	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	79,579	11.99	≥26,557	≥4.0	≥39,835	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	87,965	13.25	≥53,114	≥8.0	≥66,392	≥10.0
As of December 31, 2009
Tier 1 leverage ratio (to average assets)	$76,426	8.05%	≥37,999	≥4.0%	≥47,498	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	76,426	11.85	≥25,800	≥4.0	≥38,699	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	84,537	13.11	≥51,599	≥8.0	≥64,499	≥10.0

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

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2010 and 2009, for guarantees under standby letters of credit issued is not material.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2010	2009
Commitments to extend credit	$120,179	$137,642
Standby letters of credit	5,897	6,197

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2010	2009
ASSETS
Cash	$183	$224
Investment in banking subsidiary	80,682	76,086
Investment in other subsidiaries	9,566	9,281
Investments in low-income housing partnerships	4,124	4,391
Securities and other assets	1,324	1,220
Receivable from banking subsidiary	374	395

Total Assets	$96,253	$91,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$2,499	$3,294
Stockholders' equity	93,754	88,303

Total Liabilities and Stockholders' Equity	$96,253	$91,597

STATEMENTS OF INCOME

	Years Ended December 31,
In thousands	2010	2009	2008
Dividends from banking subsidiary	$4,506	$4,512	$4,550
Other income	288	293	323

	4,794	4,805	4,873
Impairment charges on equity securities	—	522	—
Expenses	445	111	637

	4,349	4,172	4,236
Income tax benefit	633	966	800

	4,982	5,138	5,036
Equity in undistributed earnings of subsidiaries	3,437	2,081	1,708

Net Income	$8,419	$7,219	$6,744

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,419	$7,219	$6,744
Equity in undistributed earnings of subsidiaries	(3,437)	(2,081)	(1,708)
Decrease in receivable from banking subsidiary	21	294	1,966
Impairment charges on equity securities	—	522	—
Other	257	92	386

Net Cash Provided by Operating Activities	5,260	6,046	7,388

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in insurance agency subsidiary	—	—	(1,200)
Purchase of securities	—	—	(445)

Net Cash Used in Investing Activities	—	—	(1,645)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(795)	(1,657)	(293)
Purchase of treasury stock	—	(286)	(442)
Dividends paid	(4,506)	(4,512)	(4,550)

Net Cash Used in Financing Activities	(5,301)	(6,455)	(5,285)

Net Increase (Decrease) in Cash and Cash Equivalents	(41)	(409)	458
CASH AND CASH EQUIVALENTS—BEGINNING	224	633	175

CASH AND CASH EQUIVALENTS—ENDING	$183	$224	$633

Note R—ACQUISITIONS

        In 2008, RIG acquired a book of business with an aggregate purchase price of $1,165,000, of which, all was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which, $1,300,000 was recorded as an intangible asset and $553,000 recorded as goodwill. The contingent consideration for both 2008 purchases is payable three years after closing, based on multiples of sellers' commissions, with a maximum payment of $1,800,000. Although it is probable that some liability for further contingent consideration will be incurred, it is considered remote that the maximum aggregate liability of $1,800,000 will be incurred on the measurement dates. The amount of the ultimate liability is not estimable at December 31, 2010 because of the uncertainties in retaining books of business in the current economic cycle.

        Intangible assets, representing customer lists, are being amortized over 10 years on a straight line basis. Goodwill is not amortized, but rather is analyzed annually for impairment. Amortization of goodwill and the intangible assets will be deductible for tax purposes.

        In 2010, RIG acquired an additional book of business with an aggregate purchase price of $31,276, of which, all was classified as an intangible asset.

Note R—ACQUISITIONS (Continued)

        The carrying value and accumulated amortization of the intangible assets as of December 31, 2010 and 2009, are as follows:

	2010		2009
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,415	$2,727	$6,448	$2,086

        Amortization of the intangible asset for the five years subsequent to December 31, 2010, is expected to be as follows:

Years Ending	In thousands
2011	$641
2012	641
2013	641
2014	641
2015	316

        There was no change in the carrying amount of goodwill for the year ended December 31, 2010, compared to 2009.

NOTE S—SEGMENT AND RELATED INFORMATION

        RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2010, 2009 and 2008 is as follows:

In thousands	Banking	Insurance	Total
2010
Net interest income and other income from external customers	$42,503	$4,686	$47,189
Income before income taxes	10,005	471	10,476
Total assets	956,662	12,005	968,667
Capital expenditures	1,068	21	1,089
2009
Net interest income and other income from external customers	$38,607	$5,348	$43,955
Income before income taxes	7,801	775	8,576
Total assets	949,130	12,774	961,904
Capital expenditures	1,902	49	1,951
2008
Net interest income and other income from external customers	$35,554	$3,908	$39,462
Income before income taxes	7,223	598	7,821
Total assets	964,158	12,521	976,679
Capital expenditures	1,352	30	1,382

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2010 and 2009, is as follows:

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Interest income	$11,125	$11,690	$11,100	$10,725
Interest expense	2,555	2,482	2,388	2,198

Net interest income	8,570	9,208	8,712	8,527
Provision for loan losses	859	2,351	1,400	1,800

Net interest income after provision for loan losses	7,711	6,857	7,312	6,727
Net gains (losses) on sales of securities	26	(1)	47	—
Other income	2,842	3,161	2,869	3,228
Other expenses and provision for income taxes	8,157	7,952	7,924	8,327

Net income	$2,422	$2,065	$2,304	$1,628

Basic earnings per share	$0.41	$0.35	$0.39	$0.27

Dividends per share	$0.19	$0.19	$0.19	$0.19

2009
Interest income	$11,775	$11,420	$11,485	$11,132
Interest expense	3,877	3,479	3,286	2,918

Net interest income	7,898	7,941	8,199	8,214
Provision for loan losses	1,125	1,225	1,200	1,200

Net interest income after provision for loan losses	6,773	6,716	6,999	7,014
Net gains (losses) on sales of securities	9	(6)	14	—
Impairment charges on equity securities	—	—	(522)	—
Other income	3,118	3,090	3,147	2,853
Other expenses and provision for income taxes	7,784	8,367	7,741	8,094

Net income	$2,116	$1,433	$1,897	$1,773

Basic earnings per share	$0.36	$0.24	$0.32	$0.30

Dividends per share	$0.19	$0.19	$0.19	$0.19

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

        Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2010. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2010, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

        ACNB's independent registered public accounting firm, ParenteBeard LLC, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on pages 102 and 103.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, ACNB Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related statements of income, changes in stockholders' equity, and cash flows of ACNB Corporation, and our report dated March11, 2011 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 11, 2011

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries. A copy of the Code of Ethics is included as an exhibit to the Form 8-K filed by the Corporation on March 19, 2010. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President & Secretary, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone to 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2011 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2011 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2011 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2011 definitive Proxy Statement.

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

(b)
EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 2, 2009.)
Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 22, 2010.)
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

Exhibit 10.4

Director Supplemental Life Insurance Plan—Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5

Director Deferred Fee Plan—Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on November 27, 2007.)

Exhibit 10.6

ACNB Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

Exhibit 10.7

Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

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

Exhibit 10.11

Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of January 13, 2011. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 19, 2011.)

Exhibit 10.12

Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 23, 2009.)

Exhibit 10.13	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant's Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)
Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 67 of this Form 10-K.)
Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 19, 2010.)
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 11, 2011 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2011, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Vice Chairman of the Board	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ RONALD L. HANKEY Ronald L. Hankey Director and Chairman of the Board	/s/ DAVID L. SITES David L. Sites Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ ALAN J. STOCK Alan J. Stock Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ JENNIFER L. WEAVER Jennifer L. Weaver Director
/s/ DANIEL W. POTTS Daniel W. Potts Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ JAMES E. WILLIAMS James E. Williams Director