Form 10-Q
period 2011-03-31
ACNB CORP
filed 2011-05-06
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number 0-11783

ACNB CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2233457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16 Lincoln Square, Gettysburg, Pennsylvania	17325
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 334-3161

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value per share	The NASDAQ Stock Market, LLC

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2011, was 5,934,011.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2011	March 31, 2010	December 31, 2010

ASSETS

Cash and due from banks	$11,967	$13,470	$14,091
Interest bearing deposits with banks	26,427	25,742	10,082

Total Cash and Cash Equivalents	38,394	39,212	24,173

Securities available for sale	192,092	198,359	190,730
Securities held to maturity, fair value $10,570; $10,391; $10,671	10,041	10,054	10,044
Loans held for sale	112	1,117	3,068
Loans, net of allowance for loan losses $14,335; $12,768; $15,252	650,043	645,448	650,039
Premises and equipment	13,940	14,754	14,119
Restricted investment in bank stocks	7,999	9,170	8,420
Investment in bank-owned life insurance	27,680	26,655	27,443
Investments in low-income housing partnerships	4,038	4,312	4,124
Goodwill	5,972	5,972	5,972
Intangible assets	3,529	4,184	3,688
Foreclosed assets held for resale	2,729	6,142	7,859
Other assets	19,148	13,607	18,988

Total Assets	$975,717	$978,986	$968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$114,717	$94,862	$103,464
Interest bearing	645,144	639,378	643,062

Total Deposits	759,861	734,240	746,526

Short-term borrowings	31,235	44,251	39,086
Long-term borrowings	81,381	98,837	81,499
Other liabilities	8,203	11,274	7,802
Total Liabilities	880,680	888,602	874,913

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,996,611, 5,990,943 and 5,990,943 shares issued; 5,934,011, 5,928,343 and 5,928,343 shares outstanding	14,991	14,977	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	8,859	8,787	8,787
Retained earnings	70,870	66,919	69,536
Accumulated other comprehensive income	1,045	429	1,182

Total Stockholders’ Equity	95,037	90,384	93,754

Total Liabilities and Stockholders’ Equity	$975,717	$978,986	$968,667

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2011	2010

INTEREST INCOME

Loans, including fees	$8,623	$8,795
Securities:
Taxable	1,531	1,940
Tax-exempt	304	357
Dividends	3	7
Other	19	26

Total Interest Income	10,480	11,125

INTEREST EXPENSE

Deposits	1,136	1,673
Short-term borrowings	20	42
Long-term borrowings	760	840

Total Interest Expense	1,916	2,555

Net Interest Income	8,564	8,570

PROVISION FOR LOAN LOSSES	1,100	859

Net Interest Income after Provision for Loan Losses	7,464	7,711

OTHER INCOME

Service charges on deposit accounts	563	561
Income from fiduciary activities	373	277
Earnings on investment in bank-owned life insurance	237	247
Gains on sales of securities	—	26
Service charges on ATM and debit card transactions	278	254
Commissions from insurance sales	1,205	1,197
Other	301	306

Total Other Income	2,957	2,868

OTHER EXPENSES

Salaries and employee benefits	4,130	4,168
Net occupancy	556	608
Equipment	662	626
Professional services	209	245
Other tax	208	202
Supplies and postage	154	168
Marketing	124	71
FDIC and regulatory	405	357
Intangible assets amortization	161	161
Other operating	610	866

Total Other Expenses	7,219	7,472

Income before Income Taxes	3,202	3,107

PROVISION FOR INCOME TAXES	742	685

Net Income	$2,460	$2,422

PER SHARE DATA
Basic earnings	$0.41	$0.41
Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2011 and 2010

					Accumulated
					Other	Total
			Additional	Retained	Comprehensive	Stockholders’
Dollars in thousands	Common Stock	Treasury Stock	Paid-in Capital	Earnings	Income (Loss)	Equity

BALANCE — JANUARY 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

Comprehensive income:
Net income	—	—	—	2,422	—	2,422
Other comprehensive income, net of taxes	—	—	—	—	785	785

Total Comprehensive Income						3,207

Cash dividends declared	—	—	—	(1,126)	—	(1,126)

BALANCE — MARCH 31, 2010	$14,977	$(728)	$8,787	$66,919	$429	$90,384

BALANCE — JANUARY 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

Comprehensive income:
Net income	—	—	—	2,460	—	2,460
Other comprehensive loss, net of taxes	—	—	—	—	(137)	(137)

Total Comprehensive Income						2,323

Common stock shares issued (5,668 shares)	14	—	72	—	—	86

Cash dividends declared	—	—	—	(1,126)	—	(1,126)

BALANCE — MARCH 31, 2011	$14,991	$(728)	$8,859	$70,870	$1,045	$95,037

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,460	$2,422
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and foreclosed real estate	(327)	—
Earnings on investment in bank-owned life insurance	(237)	(247)
Gain on sales of securities	—	(26)
Depreciation and amortization	578	608
Provision for loan losses	1,100	859
Net amortization (accretion) of investment securities premiums (discounts)	111	(3)
Increase in interest receivable	(260)	(223)
Increase (decrease) in interest payable	(33)	165
Mortgage loans originated for sale	(5,663)	(1,658)
Proceeds from loans sold to others	8,752	692
Decrease in other assets	253	175
Increase (decrease) in other liabilities	482	(317)

Net Cash Provided by Operating Activities	7,216	2,447

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities available for sale	13,938	12,468
Proceeds from sales of investment securities available for sale	—	3,216
Purchase of investment securities available for sale	(15,662)	(1,006)
Net increase in loans	(1,154)	(13,989)
Redemption of restricted investments in bank stocks	421	—
Capital expenditures	(238)	(448)
Proceeds from sale of foreclosed real estate	5,374	292

Net Cash Provided by Investing Activities	2,679	533

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits	11,253	1,033
Net increase in time certificates of deposits and interest bearing deposits	2,082	4,684
Net decrease in short-term borrowings	(7,851)	(11,040)
Dividends paid	(1,126)	(1,126)
Common stock issued	86	—
Proceeds from long-term borrowings	—	19,000
Repayments on long-term borrowings	(118)	(457)

Net Cash Provided by Financing Activities	4,326	12,094

Net Increase in Cash and Cash Equivalents	14,221	15,074

CASH AND CASH EQUIVALENTS — BEGINNING	24,173	24,138

CASH AND CASH EQUIVALENTS — ENDING	$38,394	$39,212

Interest paid	$1,949	$2,390
Incomes taxes paid	$—	$—
Loans transferred to foreclosed real estate	$50	$388

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2011 and 2010, and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2011 and 2010.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2010 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 11, 2011.  It is suggested that the consolidated financial statements contained herein be read in conjunction with the financial statements and notes included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,929,351 and 5,928,343 weighted average shares of common stock outstanding for the three months ended March 31, 2011 and 2010, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Service cost	$143	$115
Interest cost	240	268
Expected return on plan assets	(457)	(304)
Recognized net actuarial loss	35	109
Other, net	13	13

Net Periodic Benefit Cost (Income)	$(26)	$201

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it has not yet been determined the amount the Bank plans on contributing to the Plan in 2011. As of March 31, 2011, this contribution has still not been determined.  The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs.  The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years.  The benefit percentage factor and maximum years of service eligible were both reduced.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $5,483,000 in standby letters of credit as of March 31, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of March 31, 2011, for guarantees under standby letters of credit issued is not material.

5.                                       Comprehensive Income

The Corporation’s other comprehensive income (loss) items are unrealized gains on securities available for sale and unfunded pension liability.  The components of other comprehensive income (loss) for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Unrealized holding gains (losses) on available for sale securities arising during the period	$(254)	$1,094
Reclassification of gains realized in net income	—	(26)

Net Unrealized Gains (Losses)	(254)	1,068

Tax effect	(86)	363
	(168)	705

Change in pension liability	48	122

Tax effect	17	42
	31	80

Other Comprehensive Income (Loss)	$(137)	$785

The components of the accumulated other comprehensive income, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income

BALANCE, MARCH 31, 2011	$3,755	$(2,710)	$1,045

BALANCE, DECEMBER 31, 2010	$3,923	$(2,741)	$1,182

BALANCE, MARCH 31, 2010	$4,911	$(4,482)	$429

6.                                       Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information as of March 31, 2011 and 2010, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2011
Net interest income and other income from external customers	$10,320	$1,201	$—	$11,521
Income before income taxes	2,933	269	—	3,202
Total assets	965,843	11,846	(1,972)	975,717
Capital expenditures	236	2	—	238

2010
Net interest income and other income from external customers	$10,254	$1,184	$—	$11,438
Income before income taxes	2,963	144	—	3,107
Total assets	969,418	12,248	(2,680)	978,986
Capital expenditures	438	10	—	448

Intangible assets, representing customer lists, are amortized over 10 years on a straight line basis.  Goodwill is not amortized, but rather is analyzed annually for impairment.  Amortization of goodwill and the intangible assets is deductible for tax purposes.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) management does not expect to recover the entire amortized cost basis.  In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Amortized cost and fair value at March 31, 2011, and December 31, 2010, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
MARCH 31, 2011
U.S. Government and agencies	$32,254	$240	$239	$32,255
Mortgage-backed securities	107,022	4,762	422	111,362
State and municipal	34,209	943	19	35,133
Corporate bonds	11,254	300	3	11,551
CRA mutual fund	1,038	—	2	1,036
Stock in other banks	626	129	—	755

	$186,403	$6,374	$685	$192,092

DECEMBER 31, 2010
U.S. Government and agencies	$28,225	$297	$262	$28,260
Mortgage-backed securities	109,386	5,292	319	114,359
State and municipal	34,214	643	181	34,676
Corporate bonds	11,303	367	11	11,659
CRA mutual fund	1,032	—	2	1,030
Stock in other banks	627	119	—	746

	$184,787	$6,718	$775	$190,730

SECURITIES HELD TO MATURITY
MARCH 31, 2011
U.S. Government and agencies	$10,041	$529	$—	$10,570

DECEMBER 31, 2010
U.S. Government and agencies	$10,044	$627	$—	$10,671

All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2011, ten U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At March 31, 2011, nine mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2011, five state and municipal bonds had unrealized losses that individually did not exceed 3% of amortized cost.  These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At March 31, 2011, one corporate bond had an unrealized loss, which has not been in a continuous loss position for 12 months or more. The security in this category had an unrealized loss that did not exceed 1% of amortized cost.  The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

At March 31, 2011, the CRA mutual fund had an unrealized loss, which has not been in a continuous loss position for 12 months or more. The security in this category had an unrealized loss that did not exceed 1% of amortized cost.  The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At March 31, 2011, management had not identified any securities with an unrealized loss that it intends or will be required to sell.  In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the securities, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011, and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
MARCH 31, 2011
U.S. Government and agencies	$13,664	$239	$—	$—	$13,664	$239
Mortgage-backed securities	24,254	422	—	—	24,254	422
State and municipal	1,681	19	—	—	1,681	19
Corporate bonds	997	3	—	—	997	3
CRA mutual fund	1,036	2	—	—	1,036	2
	$41,632	$685	$—	$—	$41,632	$685

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

DECEMBER 31, 2010
U.S. Government and agencies	$10,585	$262	$—	$—	$10,585	$262
Mortgage-backed securities	21,071	319	—	—	21,071	319
State and municipal	11,680	181	—	—	11,680	181
Corporate bonds	989	11	—	—	989	11
CRA mutual fund	1,030	2	—	—	1,030	2
	$45,355	$775	$—	$—	$45,355	$775

Amortized cost and fair value at March 31, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$—	$—	$—	$—
Over 1 year through 5 years	33,147	33,752	10,041	10,570
Over 5 years through 10 years	34,712	35,215	—	—
Over 10 years	9,858	9,972	—	—
Mortgage-backed securities	107,022	111,362	—	—
CRA mutual fund	1,038	1,036
Stock in other banks	626	755	—	—

	$186,403	$192,092	$10,041	$10,570

The Corporation did not realize any gross gains during the first quarter of 2011 and realized $74,000 of gross gains during the first quarter of 2010 on sales of securities available for sale. No gross losses were recognized during the first quarter of 2011 and $48,000 of gross losses were recognized during the first quarter of 2010 on sales of securities available for sale.  State and municipal securities were sold at a loss in the first quarter of 2010 in order to adjust the Corporation’s interest rate sensitivity, reduce exposure to geographical locations, and balance the mix with other investment types, and reduce risks related to insurance coverage.

At March 31, 2011, and December 31, 2010, securities with a carrying value of $91,264,000 and $99,197,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The loans receivable portfolio is segmented into commercial, residential mortgage, home equity lines of credit, and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and commercial real estate construction.

The accrual of interest on residential mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Consumer loans (consisting of home equity lines of credit and consumer loan classes) are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses is established as losses are estimated to occur through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific components relate to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loan, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

•                  lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;

•                  national, regional and local economic and business conditions, as well as the condition of various market segments, including the impact on the value of underlying collateral for collateral dependent loans;

•                  the nature and volume of the portfolio and terms of loans;

•                  the experience, ability and depth of lending management and staff;

•                  the volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,

•                  the existence and effect of any concentrations of credit and changes in the level of such concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Commercial and Industrial Lending - The Corporation originates commercial and industrial loans primarily to businesses located in its primary market area and surrounding areas.  These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory, and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan.  Loan-to-value maximum values have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis.

Commercial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

Commercial Real Estate Lending - The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation’s commercial loan portfolio is secured primarily by commercial retail space, office buildings, and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.

In underwriting these loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Corporation are performed by independent appraisers.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

Commercial Real Estate Construction Lending - The Corporation engages in commercial real estate construction lending in its primary market area and surrounding areas.  The Corporation’s commercial real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.

The Corporation’s commercial real estate construction loans are generally secured with the subject property.  Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.

In underwriting commercial real estate construction loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate construction loans originated by the Corporation are performed by independent appraisers.

Commercial real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the uncertainties surrounding total construction costs.

Residential Mortgage Lending - One-to-four family residential mortgage loan originations are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

The Corporation offers fixed-rate and adjustable-rate mortgage loans with terms up to a maximum of 30 years for both permanent structures and those under construction. The Corporation’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Corporation’s residential mortgage loans originate with a loan-to-value of 80% or less.  Loans in excess of 80% are required to have private mortgage insurance.

In underwriting one-to-four family residential real estate loans, the Corporation evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Corporation are appraised by independent appraisers. The Corporation generally requires borrowers to obtain an attorney’s title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation has not engaged in subprime residential mortgage originations.

Residential mortgage loans present a moderate level of risk due primarily to general economic conditions, as well as a weakened housing market.

Home Equity Lines of Credit Lending - The Corporation originates home equity lines of credit primarily within the Corporation’s market area or with customers primarily from the market area.  Home equity lines of credit are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals.

Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years. In underwriting home equity lines of credit, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security.

Home equity lines of credit generally present a lower level of risk than other types of consumer loans because they are secured by the borrower’s primary residence.

Consumer Lending - The Corporation offers a variety of secured and unsecured consumer loans, including those for vehicles and mobile homes and loans secured by savings deposits  These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

Consumer loan terms vary according to the type and value of collateral and the creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

Consumer loans may entail greater credit risk than residential mortgage loans on home equity lines of credit, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

A specific allocation within the allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values of collateral are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging reports, equipment appraisals, or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, continuance of a below market interest rate, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are generally designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into credit quality rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are generally evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2011, and December 31, 2010:

MARCH 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
In thousands
Commercial and industrial	$45,428	$5,708	$3,616	$—	$54,752
Commercial real estate	192,300	16,601	17,283	—	226,184
Commercial real estate construction	10,610	10,613	3,887	—	25,110
Residential mortgage	288,183	3,196	2,236	—	293,615
Home equity lines of credit	47,549	2,013	379	—	49,941
Consumer	14,776	—	—	—	14,776
Total	$598,846	$38,131	$27,401	$—	$664,378

DECEMBER 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
In thousands
Commercial and industrial	$43,448	$5,041	$4,187	$—	$52,676
Commercial real estate	193,731	14,530	17,689	—	225,950
Commercial real estate construction	11,009	10,963	4,663	—	26,635
Residential mortgage	289,833	2,882	4,282	—	296,997
Home equity lines of credit	46,383	2,081	393	—	48,857
Consumer	14,176	—	—	—	14,176
Total	$598,580	$35,497	$31,214	$—	$665,291

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011, and December 31, 2010:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
IN THOUSANDS
WITH NO RELATED ALLOWANCE RECORDED
Commercial and industrial	$385	$1,914	$—	$446	$—
Commercial real estate	7,960	8,787	—	8,336	44
Commercial real estate construction	3,703	8,016	—	3,938	—
Residential mortgage	973	1,331	—	984	—

WITH AN ALLOWANCE RECORDED
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial real estate construction	183	183	1	199	—
Residential mortgage	54	54	14	54	—

TOTAL
Commercial and industrial	$385	$1,914	$—	$446	$—
Commercial real estate	7,960	8,787	—	8,336	44
Commercial real estate construction	3,886	8,199	1	4,137	—
Residential mortgage	1,027	1,385	14	1,038	—

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
IN THOUSANDS
WITH NO RELATED ALLOWANCE RECORDED
Commercial and industrial	$68	$68	$—	$66	$—
Commercial real estate	3,955	4,184	—	3,661	29
Commercial real estate construction	172	232	—	562	—
Residential mortgage	954	1,312	—	1,339	4

WITH AN ALLOWANCE RECORDED
Commercial and industrial	$869	$1,869	$547	$904	$—
Commercial real estate	4,326	4,326	726	1,166	6
Commercial real estate construction	4,216	7,716	729	4,882	61
Residential mortgage	97	97	57	24	—

TOTAL
Commercial and industrial	$937	$1,937	$547	$970	$—
Commercial real estate	8,281	8,510	726	4,827	35
Commercial real estate construction	4,388	7,948	729	5,444	61
Residential mortgage	1,051	1,409	57	1,363	4

The following table presents nonaccrual loans by classes of the loan portfolio:

MARCH 31, 2011
In thousands
Commercial and industrial	$385
Commercial real estate	7,960
Commercial real estate construction	3,886
Residential mortgage	1,027
Total	$13,258

DECEMBER 31, 2010
In thousands
Commercial and industrial	$937
Commercial real estate	8,281
Commercial real estate construction	4,388
Residential mortgage	1,051
Total	$14,657

The following table summarizes information in regards to troubled debt restructurings:

March 31, 2011	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
In thousands
Commercial and industrial	$490	$319
Commercial real estate	$371	$161
Commercial real estate construction	$1,548	$1,262

December 31, 2010	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
In thousands
Commercial and industrial	$490	$439
Commercial real estate	$371	$168
Commercial real estate construction	$1,548	$1,536

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
In thousands
Commercial and industrial	$27	$—	$384	$411	$54,341	$54,752	$—
Commercial real estate	2,654	423	7,910	10,987	215,197	226,184	—
Commercial real estate construction	338	—	3,887	4,225	20,885	25,110	—
Residential mortgage	4,034	469	1,926	6,429	287,186	293,615	899
Home equity lines of credit	409	—	67	476	49,465	49,941	17
Consumer	36	9	—	45	14,731	14,776	—
Total	$7,498	$901	$14,174	$22,573	$641,805	$664,378	$916

Decemebr 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
In thousands
Commercial and industrial	$105	$—	$937	$1,042	$51,634	$52,676	$—
Commercial real estate	1,903	744	8,231	10,878	215,072	225,950	—
Commercial real estate construction	—	—	4,388	4,388	22,247	26,635	—
Residential mortgage	3,182	492	2,034	5,708	291,289	296,997	984
Home equity lines of credit	115	13	64	192	48,665	48,857	13
Consumer	16	—	—	16	14,160	14,176	—
Total	$5,321	$1,249	$15,654	$22,224	$643,067	$665,291	$997

Allowance for loan losses and recorded investment in financing receivables:

March 31, 2011	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
In thousands
Allowance for Loan Losses
Beginning balance	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(569)	(626)	(752)	(64)	—	(7)	—	(2,018)
Recoveries	—	—	—	1	—	—	—	1
Provisions	(275)	287	893	315	54	(98)	(76)	1,100
Ending balance	$1,230	$6,007	$1,295	$3,360	$395	$415	$1,633	$14,335
Ending balance: individually evaluated for impairment	$—	$1	$—	$14	$—	$—	$—	$15
Ending balance: collectively evaluated for impairment	$1,230	$6,006	$1,295	$3,346	$395	$415	$1,633	$14,320

Loans Receivables
Ending balance	$54,752	$226,184	$25,110	$293,615	$49,941	$14,776	$—	$664,378
Ending balance: individually evaluated for impairment	$385	$7,960	$3,886	$1,027	$—	$—	$—	$13,258
Ending balance: collectively evaluated for impairment	$54,367	$218,224	$21,224	$292,588	$49,941	$14,776	$—	$651,120

December 31, 2010	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
In thousands
Allowance for Loan Losses
Ending balance	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Ending balance: individually evaluated for impairment	$547	$726	$729	$57	$—	$—	$—	$2,059
Ending balance: collectively evaluated for impairment	$1,527	$5,620	$425	$3,051	$341	$520	$1,709	$13,193

Loans Receivables
Ending balance	$52,676	$225,950	$26,635	$296,997	$48,857	$14,176	$—	$665,291
Ending balance: individually evaluated for impairment	$937	$8,281	$4,388	$1,051	$—	$—	$—	$14,657
Ending balance: collectively evaluated for impairment	$51,739	$217,669	$22,247	$295,946	$48,857	$14,176	$—	$650,634

No additional funds are committed to be advanced in connection with impaired loans.

9.             Fair Value of Financial Instruments

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at March 31, 2011, and December 31, 2010, are as follows:

	Fair Value Measurements at March 31, 2011
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$32,255	$—	$32,255	$—
Mortgage-backed securities		111,362		111,362
State and municipal		35,133		35,133
Corporate bonds		11,551		11,551
CRA mutual fund		1,036	1,036	—
Stock in other banks		755	755	—
Total securities available for sale	Recurring	$192,092	$1,791	$190,301	$—
Impaired loans	Nonrecurring	$222	$—	$—	$222
Foreclosed assets held for resale	Nonrecurring	$518	$—	$—	$518

	Fair Value Measurements at December 31, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$28,260	$—	$28,260	$—
Mortgage-backed securities		114,359		114,359
State and municipal		34,676		34,676
Corporate bonds		11,659		11,659
CRA mutual fund		1,030	1,030	—
Stock in other banks		746	746	—
Total securities available for sale	Recurring	$190,730	$1,776	$188,954	$—
Impaired loans	Nonrecurring	$7,449	$—	$—	$7,449
Foreclosed assets held for resale	Nonrecurring	$518	$—	$—	$518

The following table presents a reconciliation of impaired loans and foreclosed assets held for resale, measured at fair value, using significant unobservable inputs (Level 3), for the quarter ended March 31, 2011:

In thousands	Impaired Loans	Foreclosed Assets Held for Resale
Balance — January 1, 2011	$7,449	$518
Settled or otherwise removed from impaired status	(7,304)	—
Charge-offs	(1,879)	—
Payments made	(88)	—
Decrease in valuation allowance	2,044	—
Balance — March 31, 2011	$222	$518

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2011, and December 31, 2010:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statement of condition for cash and short-term instruments approximate those assets’ fair value.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale are determined based on amounts to be received at settlement by establishing the respective buyer requirement or market interest rates.

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

Estimated fair values of financial instruments at March 31, 2011, and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$11,967	$11,967	$14,091	$14,091
Interest bearing deposits in banks	26,427	26,427	10,082	10,082
Investment securities:
Available for sale	192,092	192,092	190,730	190,730
Held to maturity	10,041	10,570	10,044	10,671
Loans held for sale	112	112	3,068	3,068
Loans, less allowance for loan losses	650,043	664,468	650,039	665,253
Accrued interest receivable	3,677	3,677	3,417	3,417
Restricted investment in bank stocks	7,999	7,999	8,420	8,420

Financial liabilities:
Deposits	759,861	763,170	746,526	750,068
Short-term borrowings	31,235	31,235	39,086	39,086
Long-term borrowings	81,381	85,223	81,499	85,772
Accrued interest payable	1,634	1,634	1,667	1,667

Off-balance sheet financial instruments	—	—	—	—

10.           New Accounting Pronouncements

ASU 2010-06

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

Sub-section 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

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

ASU 2010-28

The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in sub-section 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

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

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35.

The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

ASU 2011 - 02

The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this ASU for annual periods ending on or after December 15, 2012. Early adoption is permitted.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2010.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2011, compared to quarter ended March 31, 2010

Executive Summary

Net income for the three months ended March 31, 2011, was $2,460,000 compared to $2,422,000 for the same quarter in 2010, an increase of $38,000 or 2%.  Earnings per share was $0.41 in 2010 and 2011.  Net interest income decreased $6,000 or less than 1%; provision for loan losses increased $241,000 or 28%; other income increased $89,000 or 3%; and, other expenses decreased $253,000 or 3%.

Net Interest Income

Net interest income totaled $8,564,000 for the quarter ended March 31, 2011, compared to $8,570,000 for the same period in 2010, a decrease of $6,000 or less than 1%. Net interest income decreased due to a decrease in interest income in a higher amount than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Interest income was lower in the first quarter of 2011 over the first quarter of 2010, decreasing $645,000 or 6%. Interest income decreased due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition interest income was lower as a result of investment securities paydowns that were not reinvested due to low market rates resulting from Federal Reserve buying activities.   Likewise, alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However during the first quarter of 2011, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to 0.25% since that time.  Interest expense decreased $639,000 or 25%.    For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2010, and filed with the SEC on March 11, 2011.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2011 was 3.80% compared to 3.81% during the same period in 2010.  Also comparing the first quarter of 2011 to 2010, the yield on interest earning assets decreased by 0.32% and the cost of interest bearing liabilities decreased by 0.31%.  The net interest margin was 3.94% for the first quarter of 2011 and 3.97% for the first quarter of 2010.  The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing at a higher rate than the decline in funding rates due to absolute low rates on deposits as described above.

Average earning assets were $884,033,000 during the first quarter of 2011, an increase of $4,025,000 from the average for the first quarter of 2010.  Average interest bearing liabilities were $758,563,000 in the first quarter of 2011, a decrease of $10,715,000 from the same quarter in 2010.

Provision for Loan Losses

The provision for loan losses was $1,100,000 in the first quarter of 2011 compared to $859,000 in the first quarter of 2010, an increase of $241,000 or 28%. The increase was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the first quarter of 2011, the Corporation had net charge-offs of $2,017,000, as compared to net charge-offs of $72,000 for the first quarter of 2010. The 2011 charge-offs were due to specific loss confirming events and were previously reserved.

Other Income

Total other income was $2,957,000 for the three months ended March 31, 2011, up $89,000, or 3%, from the first quarter of 2010.  Fees from deposit accounts increased by $2,000, or less than 1%, due to varying volume.   Further, certain government regulations effective in 2010 limited service charge increases and make future revenue levels uncertain.   Revenue from ATM and debit card transactions increased 9% to $278,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, pending government regulations could result in price controls on this activity later in 2011 and future years, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $373,000 for the three months ended March 31, 2011, as compared to $277,000 during the first quarter of 2010, a 35% increase as a result of higher average assets under management. Earnings on bank-owned life insurance decreased by $10,000, or 4%, as a result of variations in crediting rates. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue increase by $8,000 or 1%.  The increase was due to higher “contingent” commissions offsetting generally lower recurring commissions in a “soft” insurance market and from the effects of the prolonged economic recession on business clients.  The “contingent” or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  No gains or losses on securities were experienced for the three months ended March 31, 2011, compared to net gains on securities of $26,000 in the same period in 2010. Other income in the quarter ended March 31, 2010, was positively impacted by one-time property tax refunds. The lack of such refunds in the quarter ended March 31, 2011 was mostly offset by increased fees related to sales of residential mortgages in 2011.

Impairment Testing

RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Goodwill, that has an indefinite useful life, and insurance books of business intangible assets, that are amortized over ten years, are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.    If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment. For the year ended December 31, 2010 compared to 2009, commissions from insurance sales decreased 10% and, as some agency expenses are fixed, RIG’s stand alone net income decreased by 39% in 2010 compared to 2009. Since the testing for potential impairment involves methods that include current and projected income amounts, the fair value declined at December 31, 2010, as compared to previous years’ impairment testing results.

The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2010.  However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.  A liability incurred for contingent consideration owed on previous purchases of additional insurance books of business could also unfavorably impact the fair value of RIG.  Although it is probable that some liability for further contingent consideration will be incurred, it is considered remote that the maximum aggregate liability of $1,800,000 will be incurred on the measurement dates.  The amount of the ultimate liability is not both probable and estimable at March 31, 2011, because of the uncertainties in retaining books of business in the current economic cycle.  Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $38,000, or 1%, when comparing the first quarter of 2011 to the same quarter a year ago.  Overall, the net decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense resulting from a strong funded position in 2011, and

•                  Decreases from varying employee usage of 401(k) plan benefits, unused paid time off accrual and varying payroll taxes, all of which were offset by

•                  Increases from normal promotion and production-based incentive compensation increases to employees,

•                  An increase in the number of full-time equivalent employees, and

•                  Increased payroll taxes including higher unemployment tax assessments.

Net occupancy expense decreased $52,000, or 9%, in part due lower winter-related costs and specific repair work.  Equipment expense increased by $36,000, or 6%, as a result of upgrades to the phone system purchases and other upgrades to systems reliability areas.

Professional services expense totaled $209,000 during the first quarter of 2011, as compared to $245,000 for the same period in 2010, a decrease of $36,000 or 15%.  This decrease was due to lower loan collection legal costs.

Marketing expense increased by $53,000, or 75%.  Higher marketing expense reflects higher current spending to promote certain in-market consumer loans.  In addition the Corporation continued to advertise its products and services and to promote its brand via marketing communications.

FDIC expense for the first quarter of 2011 was $373,000, an increase of $71,000 from the first quarter of 2010. The increase was due in part to a higher deposit assessment base.  Over the longer term, much higher expense is required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009. The prepaid assessments did not immediately affect Bank earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009 in the amount of $3,956,000, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other operating expenses decreased by $256,000, or 30%, in the first quarter of 2011, as compared to the first quarter of 2010.  Primarily responsible for the decrease was a gain on sale on a foreclosed asset held for resale sold in the first quarter of 2011. Otherwise, lower costs involved in electronic banking and check clearing were responsible for a portion of this decrease.

Income Tax Expense

The Corporation recognized income taxes of $742,000, or 23% of pretax income, during the first quarter of 2011, as compared to $685,000, or 22% of pretax income, during the same period in 2010. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the first quarters ended March 31, 2011 and 2010, included low-income housing tax credits of $139,000 and $144,000, respectively.

FINANCIAL CONDITION

Assets totaled $975,717,000 at March 31, 2011, compared to $968,667,000 at December 31, 2010, and $978,986,000 at March 31, 2010. Average earning assets during the three months ended March 31, 2011, increased to $884,033,000 from $880,008,000 during the same period in 2010. Average interest bearing liabilities decreased in 2011 to $758,563,000 from $769,278,000 in 2010.

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

At March 31, 2011, the securities balance included a net unrealized gain of $3,755,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,923,000, net of taxes, at December 31, 2010.  The decrease in fair value of securities during the first quarter was a result of change in the portfolio’s interest rate sensitivity position and in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.   The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses a reliable service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $6,162,000, or 1%, from March 31, 2010, to March 31, 2011, and decreased by $913,000, or less than 1%, from December 31, 2010, to March 31, 2011. The decrease in loan volume in the first quarter of 2011 was in part due to seasonal factors and from charging-down loans against the allowance for loan losses. As has been the case in the last two years, first quarter 2011 loan demand was generally slow despite ACNB’s continued strategic initiatives to increase loans by lending to support existing and new customers in its marketplace. Compared to March 31, 2010, commercial loans (including commercial real estate and construction) increased by approximately $9,000,000 or 3%. The commercial loan increase during this period was the result of competing for available loans even while reduced business activity in the market area hindered new originations. Management has limited new participation credits in conjunction with other financial institutions, due to potential credit risk. Participation loans at March 31, 2011, totaled approximately $25,000,000 compared to $24,000,000 at March 31, 2010. Residential real estate mortgage lending decreased by $4,000,000, or 1%, as long term market rates favored mortgage loan types sold into the secondary mortgage market. Residential mortgage loans secured by junior liens represented approximately 11% of total residential mortgage loans at the end of both periods.  Home equity loans, which are also in many cases junior liens, were also stable in outstanding balance. Although there is no material difference in delinquency compared to first mortgage loans and comparative loss history, junior liens inherently have more credit risk by virtue of the fact that another financial institution has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a continuation of the national or a local weak housing market. Compared to December 31, 2010, commercial loans outstanding at March 31, 2011, were up by $225,000, or less than 1%, with growth in owner occupied commercial real estate and non-real estate secured commercial and industrial loans offsetting continued declines in real estate construction and land development loans.   During the first quarter of 2011, residential mortgage loans and other consumer loans decreased by $1,100,000 as new originations loans that ACNB holds in its portfolio did not keep pace with portfolio paydowns.

Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $90,396,000, or 13.6% of total loans, at March 31, 2011.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

Allowance for Loan Losses

ACNB maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio, and it is funded through a provision for loan losses charged to earnings.  On a quarterly basis, ACNB utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan losses, historical experience, and qualitative factors reflecting current conditions.  This methodology results in an allowance that is considered appropriate in light of the high degree of judgment required and that is prudent and conservative, but not excessive.

Management assigns internal risk ratings for each commercial lending relationship.  Utilizing historical loss experience, adjusted for changes in trends, conditions and other relevant factors, management derives estimated losses for non-rated and non-classified loans.  When management identifies impaired loans with uncertain collectability of principal and interest, it evaluates a specific reserve for each of these loans on a quarterly basis in order to estimate potential losses.  Management’s analysis considers:

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

•                  national, regional and local economic and business conditions, as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans;

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

Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance or charge-down or charge-off specific allocations based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan losses at March 31, 2011, was $14,335,000, or 2.16% of loans, as compared to $12,768,000, or 1.94% of loans, at March 31, 2010, and $15,252,000, or 2.29% of loans, at December 31, 2010. The ratio of non-performing loans plus foreclosed assets to total assets was 1.73% at March 31, 2011, as compared to 2.14% at March 31, 2010, and 2.43% at December 31, 2010.

Changes in the allowance for loan losses were as follows:

In thousands	March 31, 2011	December 31, 2010	March 31, 2010

Beginning balance	$15,252	$11,981	$11,981
Provision charged to operations	1,100	6,410	859
Recoveries on charged-off loans	1	42	5
Loans charged-off	(2,018)	(3,181)	(77)
Ending balance	$14,335	$15,252	$12,768

Loans past due 90 days and still accruing were $916,000 and nonaccrual loans were $13,258,000 as of March 31, 2011.  $1,742,000 of the nonaccrual balance at March 31, 2011, were troubled debt restructured loans.   Loans past due 90 days and still accruing were $1,631,000 at March 31, 2010, while nonaccruals were $13,211,000.  $2,034,000 of the nonaccrual balance at March 31, 2010 were troubled debt restructured loans.  Loans past due 90 days and still accruing were $997,000 at December 31, 2010, while nonaccruals were $14,657,000.  $2,143,000 of the nonaccrual balance at December 31, 2010, were troubled debt restructured loans.  Total additional loans classified as substandard (potential problem loans) at March 31, 2011, March 31, 2010 and December 31, 2010 were approximately $14,143,000, $12,641,000 and $15,560,000, respectively.

A better understanding of the trends of the non-performing loans is obtained by a comparison back to previous periods. Information on nonaccrual loans at March 31, 2011 as compared to December 31, 2010 and 2009 is as follows:

IN THOUSANDS	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

March 31, 2011
Residential real estate developments	5	$3,887	$1	$752	In market	2006 — 2010
Owner occupied commercial real estate	14	8,051	—	598	In market	1995 — 2008
Investment/rental commercial real estate	3	898	14	28	In market	2003 — 2007
Commercial and industrial	1	422	—	529	In market	2007
Total	23	$13,258	$15	$1,907
December 31, 2010
Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995 — 2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003 — 2007
Commercial and industrial	1	974	549	30	In market	2007
Total	23	$14,657	$2,059	$2,134

* Transferred to other real estate owned in the second quarter of 2010.

IN THOUSANDS	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

December 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998-2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004-2007
Commercial and industrial	2	1,190	675	—	In market	2007
Total	15	$13,308	$3,947	$—

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland.  All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1995 and 2010 for purposes listed in the classifications in the tables above.

At March 31, 2011, the Corporation had two impaired loans to unrelated borrowers totaling $3,257,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties.  Both loans were originated during the first half of 2006.  One loan matured with the inability of the borrower to make the necessary infrastructure improvements.  The Corporation charged down the loan by $2.5 million in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy.  ACNB further wrote down the loan by $1,000,000 in 2010 and $478,000 in 2011 reflecting alternative uses on the property and updated information, respectively.  It is expected that various real estate collateral on this loan will be protected by a fair value bid at sheriff sale in 2011 after which ACNB will market the property to the appropriate buyers. On the other larger residential real estate loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral.  Because of the length of time since the last sale, a $274,000 specific allocation was written down against the allowance for loan losses in 2011.  Because of the 2011 write downs there is no specific valuation allowance on the two unrelated loans at March 31, 2011.  The respective allowances and write downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure. From 2010 to 2011 three smaller residential real estate development loans were added to nonaccrual impaired loans.  All three are in the Bank’s market area with standard terms and conditions, but have suffered from the downturn in the real estate market.  These loans total $630,000 with a specific allocation of $1,000.  The Bank will protect by fair value bids at sheriff sale after which it will market the properties to the appropriate buyers if the loans are not brought current by the borrowers.

Owner occupied commercial real estate includes 13 loan relationships which total $4,510,000, none which exceed $1,000,000 in outstanding balance.   These loans were originated between 1995 and 2008.  The two largest loans total $1,719,000 to unrelated business enterprises and each have collateral with fair values in excess of the loan amount.  In general, these two businesses have been affected by specific factors other than the current economic conditions and these factors were not known until the fourth quarter of 2009 when they became delinquent and announced that further payments would not be made. The plan to foreclose through the sheriff sale process was stayed by borrower’s legal action in one case and borrower payment in the other.  The other smaller loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures.  The largest loan in this category had a balance of $3,541,000 at March 31, 2011 after a partial charge-off of the $598,000 specific allocation was taken in the first quarter of 2011 due to uncertainty on when further legal collection actions could proceed.

Investment/rental commercial real estate includes three unrelated loan relationships totaling $898,000 in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2003 and 2007, and were affected by the lack of borrower cash flow to continue to service the debt and in some cases by increased real estate taxes levied by local government units.  The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful.  One loan currently in the foreclosure process has a specific allocation totaling $14,000 based on the fair value.

Included in impaired commercial and industrial loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $422,000 at March 31, 2011 which is net of a $1,000,000 charge-off taken in 2008 and an additional $529,000 charge-off in 2011.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status, the 2011 charge-off was taken after the borrowers stated that no further payments are likely.  The remaining outstanding balance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.

As detailed above, the Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year.  The results of this independent loan review are included in the systematic review of the loan portfolio.  The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow.  A watch list of loans is developed for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The fair value of real estate acquired through foreclosure was $2,729,000 at March 31, 2011 compared to $7,859,000 at December 31, 2010.  The decrease was mainly due to the full recovery on a commercial use property that had a fair value of $5,180,000 and was collateral on a commercial loan in which the Corporation took a participation interest from another southcentral Pennsylvania bank.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities with total deposits of $759,861,000 as of March 31, 2011. Deposits increased by $25,621,000, or 3%, from March 31, 2010, to March 31, 2011, and by $13,335,000, or 2%, from December 31, 2010, to March 31, 2011.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a low interest rate economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain at similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and demand notes to the U.S. Treasury. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements.  As of March 31, 2011, short-term borrowings were $31,235,000, as compared to $39,086,000 at December 31, 2010, and $44,251,000 at March 31, 2010. In comparison to year-end 2010, repurchase agreement balances were down $6,989,000 due to seasonal fluctuations in the business activities of ACNB’s commercial customer base. There were no short-term FHLB borrowings at the end of any of the periods.  Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $81,381,000 at March 31, 2011, versus $81,499,000 at December 31, 2010, and $98,837,000 at March 31, 2010. The Corporation decreased long-term borrowings due to the lack of loan demand.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $95,037,000 at March 31, 2011, compared to $93,754,000 at December 31, 2010, and $90,384,000 at March 31, 2010.  Stockholders’ equity increased in the first three months of 2011 by $1,283,000 due to $1,344,000 in earnings retained in capital partially offset by a decrease in accumulated other comprehensive income due to variation in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2011, ACNB earned $2,460,000 and paid dividends of $1,126,000 for a dividend payout ratio of 46%.  During the first three months of 2010, ACNB earned $2,422,000 and paid dividends of $1,126,000 for a dividend payout ratio of 46%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record.  This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2011, 5,668 shares were issued under this plan.  Proceeds will be used for general corporation purposes.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2011 and December 31, 2010 that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no conditions or events since the notification that management believes have changed the banking subsidiary’s category.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2011	December 31, 2010	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.43%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.32%	11.99%	6.00%
Total risk-based capital ratio	13.58%	13.25%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2011, ACNB’s banking subsidiary had a borrowing capacity of approximately $289,880,000 from the FHLB, of which $210,880,000 was available.  Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lower the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $30,274,000 and $37,263,000 at March 31, 2011, and December 31, 2010, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the Corporation also represents an important aspect of liquidity management. The Corporation’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the Corporation is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the Corporation from subsidiary banks.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At March 31, 2011, the Corporation had unfunded outstanding commitments to extend credit of approximately $131,213,000 and outstanding standby letters of credit of approximately $5,483,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS - The subsidiary bank is subject to deposit insurance assessments by the FDIC.  The assessments are based on the risk classification of the depository institutions.  The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000, and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution records the entire amount of its prepaid assessment as a prepaid expense (an asset). ACNB recorded its prepaid assessment in the amount of $3,596,000 as a prepaid expense included in other assets as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

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

At the December 21, 2010 meeting, FASB decided that both the characteristics of the financial asset and an entity’s business strategy should be used as criteria in determining the classification and measurement of financial assets.  At this meeting, the FASB also tentatively decided to consider three categories for financial assets:

(1)          Fair Value — Net Income (FV-NI), fair value measurement with all changes in fair value recognized in net income;

(2)          Fair Value — Other Comprehensive Income (FV-OCI), fair value measurement with qualifying changes in fair value recognized in other comprehensive income, and,

(3)          Amortized cost.

Further, FASB discussed the business strategy criterion to determine which financial assets would be measured at amortized cost.  FASB decided that a business activity approach should be used and that financial assets that an entity manages for the collection of contractual cash flows through a lending or customer financing activity should be measured at amortized cost.

FASB also decided that for all other business activities, financial assets should be measured at fair value.  FASB decided that financial assets for which an entity’s business activity is trading or holding for sale should be classified in the FV-NI category and that financial assets for which an entity’s business activity is investing with a focus on managing risk exposures and maximizing total return should be classified in the FV-OCI category.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT - On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on ACNB’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank, and the yet to be written implementing rules and regulations, will have on community banks. However, it is expected that, at a minimum, they will increase ACNB’s operating and compliance costs and could increase the Bank’s interest expense. Among the provisions that are likely to affect ACNB are the following:

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

Corporate Governance

Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Limits on Interstate Acquisitions and Mergers

Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition — the acquisition of a bank outside its home state — unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

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

Consumer Financial Protection Bureau

Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

SMALL BUSINESS JOBS ACT - The Small Business Jobs Act was signed into law on September 27, 2010, which creates a $30 billion Small Business Lending Fund (Fund) to provide community banks with capital to increase small business lending. Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the Fund in an amount equal to 3-5% of its risk-weighted assets.

The capital investment will take the form of preferred stock carrying a 5% dividend, which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years. If the participant does not increase its small business lending by at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%. After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending. The deadline to apply to receive capital under the Fund is March 31, 2011. Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain.  ACNB has elected not to apply to receive capital under the Fund due to low loan demand and the uncertainties of a government program.

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

FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991 - Under the Federal Deposit Insurance Corporation Act of 1991, any depository institution, including the subsidiary bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

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

COMMUNITY REINVESTMENT ACT OF 1977 (CRA) - Under the Community Reinvestment Act of 1977, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods.  This evaluation includes a descriptive rating like “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Disclosure controls and procedures are Corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 4T - CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2011, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  It was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended March 31, 2011.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of March 31, 2011, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of March 31, 2011, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.11

Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of January 13, 2011. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 19, 2011.)

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

ACNB CORPORATION (Registrant)

Date:	May 6, 2011	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial officer)