Form 10-Q
period 2011-06-30
ACNB CORP
filed 2011-08-05
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s Common Stock outstanding on July 29, 2011, was 5,937,240.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2011	June 30, 2010	December 31, 2010

ASSETS
Cash and due from banks	$13,382	$14,193	$14,091
Interest bearing deposits with banks	28,510	14,807	10,082

Total Cash and Cash Equivalents	41,892	29,000	24,173

Securities available for sale	207,719	204,580	190,730
Securities held to maturity, fair value $10,702; $10,681; $10,671	10,038	10,051	10,044
Loans held for sale	825	3,662	3,068
Loans, net of allowance for loan losses $14,700; $14,344; $15,252	653,652	646,355	650,039
Premises and equipment	14,418	14,511	14,119
Restricted investment in bank stocks	7,886	9,170	8,420
Investment in bank-owned life insurance	27,931	26,699	27,443
Investments in low-income housing partnerships	3,946	4,245	4,124
Goodwill	5,972	5,972	5,972
Intangible assets	3,369	4,023	3,688
Foreclosed assets held for resale	3,631	7,395	7,859
Other assets	17,058	12,623	18,988

Total Assets	$998,337	$978,286	$968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$112,411	$105,078	$103,464
Interest bearing	656,989	647,710	643,062

Total Deposits	769,400	752,788	746,526

Short-term borrowings	47,924	39,882	39,086
Long-term borrowings	76,305	83,725	81,499
Other liabilities	7,375	9,231	7,802

Total Liabilities	901,004	885,626	874,913

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 5,999,840, 5,990,943 and 5,990,943 shares issued; 5,937,240, 5,928,343 and 5,928,343 shares outstanding	14,999	14,977	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	8,901	8,787	8,787
Retained earnings	71,848	67,857	69,536
Accumulated other comprehensive income	2,313	1,767	1,182

Total Stockholders’ Equity	97,333	92,660	93,754

Total Liabilities and Stockholders’ Equity	$998,337	$978,286	$968,667

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2011	2010	2011	2010

INTEREST INCOME

Loans, including fees	$8,605	$9,476	$17,228	$18,271
Securities:
Taxable	1,550	1,857	3,081	3,797
Tax-exempt	304	333	608	690
Dividends	3	8	6	15
Other	26	16	45	42

Total Interest Income	10,488	11,690	20,968	22,815

INTEREST EXPENSE

Deposits	1,111	1,602	2,247	3,275
Short-term borrowings	28	31	48	73
Long-term borrowings	755	849	1,515	1,689

Total Interest Expense	1,894	2,482	3,810	5,037

Net Interest Income	8,594	9,208	17,158	17,778

PROVISION FOR LOAN LOSSES	1,310	2,351	2,410	3,210

Net Interest Income after Provision for Loan Losses	7,284	6,857	14,748	14,568

OTHER INCOME

Service charges on deposit accounts	603	589	1,166	1,150
Income from fiduciary activities	329	326	702	603
Earnings on investment in bank-owned life insurance	251	260	488	507
Gain on life insurance proceeds	—	78	—	78
Net (losses) gains on sales of securities	—	(1)	—	25
Service charges on ATM and debit card transactions	320	290	598	544
Commissions from insurance sales	1,308	1,406	2,513	2,603
Other	196	212	497	518

Total Other Income	3,007	3,160	5,964	6,028

OTHER EXPENSES

Salaries and employee benefits	4,335	4,327	8,465	8,495
Net occupancy	500	530	1,056	1,138
Equipment	682	605	1,344	1,231
Other tax	175	204	383	406
Professional services	261	236	470	481
Supplies and postage	166	177	320	345
Marketing	128	138	252	209
FDIC and regulatory	335	349	740	706
Intangible assets amortization	160	160	321	321
Other operating	911	764	1,521	1,630

Total Other Expenses	7,653	7,490	14,872	14,962

Income before Income Taxes	2,638	2,527	5,840	5,634

PROVISION FOR INCOME TAXES	532	462	1,274	1,147

Net Income	$2,106	$2,065	$4,566	$4,487

PER SHARE DATA

Basic earnings	$0.36	$0.35	$0.77	$0.76
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2011 and 2010

			Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
Dollars in thousands	Common Stock	Treasury Stock	Paid-in Capital	Earnings	Income (Loss)	Equity

BALANCE — JANUARY 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

Comprehensive income:
Net income	—	—	—	4,487	—	4,487
Other comprehensive income, net of taxes	—	—	—	—	2,123	2,123

Total Comprehensive Income						6,610

Cash dividends declared	—	—	—	(2,253)	—	(2,253)

BALANCE — JUNE 30, 2010	$14,977	$(728)	$8,787	$67,857	$1,767	$92,660

BALANCE — JANUARY 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

Comprehensive income:
Net income	—	—	—	4,566	—	4,566
Other comprehensive income, net of taxes	—	—	—	—	1,131	1,131

Total Comprehensive Income						5,697

Common stock shares issued (8,897 shares)	22	—	114	—	—	136

Cash dividends declared	—	—	—	(2,254)	—	(2,254)

BALANCE — JUNE 30, 2011	$14,999	$(728)	$8,901	$71,848	$2,313	$97,333

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,566	$4,487
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of loans and foreclosed real estate	(284)	6
Earnings on investment in bank-owned life insurance	(488)	(507)
Gain on life insurance proceeds	—	(78)
Gain on sales of securities	—	(25)
Depreciation and amortization	1,135	1,204
Provision for loan losses	2,410	3,210
Net amortization of investment securities premiums	248	15
Increase in interest receivable	(125)	(89)
Increase in interest payable	53	106
Mortgage loans originated for sale	(10,770)	(10,663)
Proceeds from loans sold to others	13,212	7,229
Decrease in other assets	1,646	400
Decrease in other liabilities	(384)	(113)

Net Cash Provided by Operating Activities	11,219	5,182

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	24,291	26,783
Proceeds from sales of investment securities available for sale	—	3,697
Purchase of investment securities available for sale	(39,902)	(22,198)
Net increase in loans	(7,490)	(18,559)
Redemption of restricted investments in bank stocks	534	—
Capital expenditures	(1,113)	(663)
Proceeds from life insurance death benefits	—	294
Proceeds from sale of foreclosed real estate	5,780	292

Net Cash Used in Investing Activities	(17,900)	(10,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	8,947	11,249
Net increase in time certificates of deposits and interest bearing deposits	13,927	13,016
Net increase (decrease) in short-term borrowings	8,838	(15,409)
Dividends paid	(2,254)	(2,253)
Common stock issued	136	—
Proceeds from long-term borrowings	—	19,000
Repayments on long-term borrowings	(5,194)	(15,569)

Net Cash Provided by Financing Activities	24,400	10,034

Net Increase in Cash and Cash Equivalents	17,719	4,862

CASH AND CASH EQUIVALENTS — BEGINNING	24,173	24,138

CASH AND CASH EQUIVALENTS — ENDING	$41,892	$29,000

Interest paid	$3,757	$4,931
Incomes taxes paid	$900	$1,500
Loans transferred to foreclosed real estate	$1,467	$1,700

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of June 30, 2011 and 2010, and the results of operations, changes in stockholders’ equity, and cash flows for the three and six months ended June 30, 2011 and 2010.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2010 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 11, 2011.  It is suggested that the consolidated financial statements contained herein be read in conjunction with the financial statements and notes included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three and six month period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,931,962 and 5,928,343 weighted average shares of common stock outstanding for the six months ended June 30, 2011 and 2010, respectively, and 5,934,543 and 5,928,343 for the three months ended June 30, 2011 and 2010, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010

Service cost	$143	$115	$286	$230
Interest cost	240	268	480	536
Expected return on plan assets	(457)	(304)	(914)	(608)
Recognized net actuarial loss	35	109	70	218
Other, net	13	13	26	26

Net Periodic Benefit Cost (Income)	$(26)	$201	$(52)	$402

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it has not yet been determined the amount the Bank plans on contributing to the Plan in 2011. As of June 30, 2011, this contribution has still not been determined.  The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs.  The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years.  The benefit percentage factor and maximum years of service eligible were both reduced.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,089,000 in standby letters of credit as of June 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2011, for guarantees under standby letters of credit issued is not material.

5.                                       Other Comprehensive Income

The Corporation’s other comprehensive income items are unrealized gains on securities available for sale and unfunded pension liability.  The components of other comprehensive income for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010

Unrealized holding gains on available for sale securities arising during the period	$1,874	$1,905	$1,620	$2,999
Reclassification of (gains) losses realized in net income	—	1	—	(25)

Net Unrealized Gains	1,874	1906	1,620	2,974

Tax effect	637	648	551	1,011

	1,237	1,258	1,069	1,963

Change in pension liability	48	122	96	244

Tax effect	17	42	34	84

	31	80	62	160

Other Comprehensive Income	$1,268	$1,338	$1,131	$2,123

The components of the accumulated other comprehensive income, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income
BALANCE, JUNE 30, 2011	$4,992	$(2,679)	$2,313

BALANCE, DECEMBER 31, 2010	$3,923	$(2,741)	$1,182

BALANCE, JUNE 30, 2010	$6,169	$(4,402)	$1,767

6.                                       Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2011 and 2010, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2011
Net interest income and other income from external customers	$20,619	$2,503	$—	$23,122
Income before income taxes	5,309	531	—	5,840
Total assets	988,022	11,850	(1,535)	998,337
Capital expenditures	1,111	2	—	1,113

2010
Net interest income and other income from external customers	$21,216	$2,590	$—	$23,806
Income before income taxes	5,251	383	—	5,634
Total assets	968,704	12,630	(3,048)	978,286
Capital expenditures	647	16	—	663

Segment information for the three month periods ended June 30, 2011 and 2010, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2011
Net interest income and other income from external customers	$10,299	$1,302	$—	$11,601
Income before income taxes	2,376	262	—	2,638
Total assets	988,022	11,850	(1,535)	998,337
Capital expenditures	875	—	—	875

2010
Net interest income and other income from external customers	$10,961	$1,407	$—	$12,368
Income before income taxes	2,288	239	—	2,527
Total assets	968,704	12,630	(3,048)	978,286
Capital expenditures	209	6	—	215

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

Amortized cost and fair value at June 30, 2011, and December 31, 2010, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
JUNE 30, 2011
U.S. Government and agencies	$43,131	$490	$50	$43,571
Mortgage-backed securities	109,946	5,382	69	115,259
State and municipal	34,204	1,351	3	35,552
Corporate bonds	11,205	357	4	11,558
CRA mutual fund	1,044	11	—	1,055
Stock in other banks	626	98	—	724

	$200,156	$7,689	$126	$207,719

DECEMBER 31, 2010
U.S. Government and agencies	$28,225	$297	$262	$28,260
Mortgage-backed securities	109,386	5,292	319	114,359
State and municipal	34,214	643	181	34,676
Corporate bonds	11,303	367	11	11,659
CRA mutual fund	1,032	—	2	1,030
Stock in other banks	627	119	—	746

	$184,787	$6,718	$775	$190,730

SECURITIES HELD TO MATURITY
JUNE 30, 2011
U.S. Government and agencies	$10,038	$664	$—	$10,702

DECEMBER 31, 2010
U.S. Government and agencies	$10,044	$627	$—	$10,671

All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2011, six U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At June 30, 2011, five mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2011, one state and municipal bond had an unrealized loss that individually did not exceed 1% of amortized cost.  This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of specific securities.

At June 30, 2011, one corporate bond had an unrealized loss, which has not been in a continuous loss position for 12 months or more. The security in this category had an unrealized loss that did not exceed 1% of amortized cost.  The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At June 30, 2011, management had not identified any securities with an unrealized loss that it intends or will be required to sell.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011, and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE
JUNE 30, 2011
U.S. Government and agencies	$7,000	$50	$—	$—	$7,000	$50
Mortgage-backed securities	9,694	69	—	—	9,694	69
State and municipal	514	3	—	—	514	3
Corporate bonds	996	4	—	—	996	4
	$18,204	$126	$—	$—	$18,204	$126

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

DECEMBER 31, 2010
U.S. Government and agencies	$10,585	$262	$—	$—	$10,585	$262
Mortgage-backed securities	21,071	319	—	—	21,071	319
State and municipal	11,680	181	—	—	11,680	181
Corporate bonds	989	11	—	—	989	11
CRA mutual fund	1,030	2	—	—	1,030	2
	$45,355	$775	$—	$—	$45,355	$775

Amortized cost and fair value at June 30, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$6,172	$6,334	$—	$—
Over 1 year through 5 years	32,431	33,183	10,038	10,702
Over 5 years through 10 years	40,087	41,094	—	—
Over 10 years	9,850	10,070	—	—
Mortgage-backed securities	109,946	115,259	—	—
CRA mutual fund	1,044	1,055
Stock in other banks	626	724	—	—

	$200,156	$207,719	$10,038	$10,702

The Corporation did not realize any gross gains or losses during 2011 on sales of securities available for sale. The Corporation realized $75,000 of gross gains and $50,000 of gross losses during 2010 on sales of securities available for sale.  State and municipal securities were sold at a loss in the second quarter of 2010 in order to adjust the Corporation’s interest rate sensitivity, reduce exposure to geographical locations, and balance the mix with other investment types, and reduce risks related to insurance coverage.

At June 30, 2011, and December 31, 2010, securities with a carrying value of $102,061,000 and $99,197,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses is established as losses are estimated to occur through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loan, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

For commercial loans secured by real estate, estimated fair values of collateral are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property.  Appraised values are discounted based on age of appraisal, special use nature of property, or condition of property to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, continuance of a below market interest rate, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time and based on well documented credit evaluation of the borrower’s financial condition there is reasonable assurance of repayment. Loans classified as troubled debt restructurings are generally designated as impaired.

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

Commercial Real Estate Lending - The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation’s commercial real estate portfolio is secured primarily by commercial retail space, office buildings, and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.

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

Home equity lines of credit generally present moderate level of risk due primarily to general economic conditions, as well as a weakened housing market.

Consumer Lending - The Corporation offers a variety of secured and unsecured consumer loans, including those for vehicles and mobile homes and loans secured by savings deposits.  These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

Consumer loan terms vary according to the type and value of collateral and the creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

Consumer loans may entail greater credit risk than residential mortgage loans or home equity lines of credit, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2011, and December 31, 2010:

IN THOUSANDS	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial and industrial	$50,246	$4,449	$4,203	$—	$58,898
Commercial real estate	195,617	16,545	15,462	—	227,624
Commercial real estate construction	8,989	10,478	3,525	—	22,992
Residential mortgage	284,904	4,709	3,167	—	292,780
Home equity lines of credit	48,555	1,954	527	—	51,036
Consumer	15,022	—	—	—	15,022
Total	$603,333	$38,135	$26,884	$—	$668,352

IN THOUSANDS	Pass	Special Mention	Substandard	Doubtful	Total
December 30, 2011
Commercial and industrial	$43,448	$5,041	$4,187	$—	$52,676
Commercial real estate	193,731	14,530	17,689	—	225,950
Commercial real estate construction	11,009	10,963	4,663	—	26,635
Residential mortgage	289,833	2,882	4,282	—	296,997
Home equity lines of credit	46,383	2,081	393	—	48,857
Consumer	14,176	—	—	—	14,176
Total	$598,580	$35,497	$31,214	$—	$665,291

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011, and December 31, 2010:

	Impaired loans – with allowance			Impaired loans – with no allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2011
Commercial and industrial	$—	$—	$—	$338	$1,452
Commercial real estate	3,556	4,154	15	2,849	3,078
Commercial real estate construction	—	—	—	3,525	8,163
Residential mortgage	931	931	193	823	1,181

TOTAL	$4,487	$5,085	$208	$7,535	$13,874

	Impaired loans – with allowance			Impaired loans – with no allowance
IN THOUSANDS	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
DECEMBER 31, 2010
Commercial and industrial	$869	$1,869	$547	$68	$68
Commercial real estate	4,326	4,326	726	3,955	4,184
Commercial real estate construction	4,216	7,716	729	172	232
Residential mortgage	97	97	57	954	1,312

TOTAL	$9,508	$14,008	$2,059	$5,149	$5,796

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011		Six months ended June 30, 2011
IN THOUSANDS	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and industrial	$361	$—	$410	$—
Commercial real estate	7,182	—	7,706	44
Commercial real estate construction	3,706	—	3,933	—
Residential mortgage	1,391	—	1,277	—

TOTAL	$12,640	$—	$13,326	$44

The following table presents nonaccrual loans by classes of the loan portfolio:

IN THOUSANDS	June 30, 2011	December 31, 2010
Commercial and industrial	$338	$937
Commercial real estate	6,405	8,281
Commercial real estate construction	3,525	4,388
Residential mortgage	1,754	1,051
Total	$12,022	$14,657

The following table summarizes information in regards to troubled debt restructurings:

In thousands	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
June 30, 2011
Commercial and industrial	$490	$319
Commercial real estate	$371	$153
Commercial real estate construction	$1,548	$1,262

In thousands	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
December 31, 2010
Commercial and industrial	$490	$439
Commercial real estate	$371	$168
Commercial real estate construction	$1,548	$1,536

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2011
Commercial and industrial	$49	$—	$338	$387	$58,511	$58,898	$—
Commercial real estate	856	429	6,405	7,690	219,934	227,624	—
Commercial real estate construction	—	—	3,525	3,525	19,467	22,992	—
Residential mortgage	534	1,005	3,073	4,612	288,168	292,780	1,319
Home equity lines of credit	127	—	178	305	50,731	51,036	178
Consumer	27	3	—	30	14,992	15,022	—
Total	$1,593	$1,437	$13,519	$16,549	$651,803	$668,352	$1,497

In thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2010
Commercial and industrial	$105	$—	$937	$1,042	$51,634	$52,676	$—
Commercial real estate	1,903	744	8,281	10,928	215,022	225,950	—
Commercial real estate construction	—	—	4,388	4,388	22,247	26,635	—
Residential mortgage	3,182	492	2,035	5,709	291,288	296,997	984
Home equity lines of credit	115	13	13	141	48,716	48,857	13
Consumer	16	—	—	16	14,160	14,176	—
Total	$5,321	$1,249	$15,654	$22,224	$643,067	$665,291	$997

Allowance for loan losses and recorded investment in financing receivables:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
June 30, 2011
Allowance for Loan Losses
Beginning balance, April 1, 2011	$1,230	$6,007	$1,295	$3,360	$395	$415	$1,633	$14,335
Charge-offs	(54)	(509)	(326)	(56)	—	(18)	—	(963)
Recoveries	17	—	—	1	—	—	—	18
Provisions	741	689	(393)	276	(30)	(7)	34	1,310
Ending balance	$1,934	$6,187	$576	$3,581	$365	$390	$1,667	$14,700

Beginning balance, January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(623)	(1,135)	(1,078)	(120)	—	(25)	—	(2,981)
Recoveries	17	—	—	2	—	—	—	19
Provisions	466	976	500	591	24	(105)	(42)	2,410
Ending balance	$1,934	$6,187	$576	$3,581	$365	$390	$1,667	$14,700
Ending balance: individually evaluated for impairment	$—	$15	$—	$193	$—	$—	$—	$208
Ending balance: collectively evaluated for impairment	$1, 934	$6,172	$576	$3,388	$365	$390	$1,667	$14,492

Loans Receivables
Ending balance	$58,898	$227,624	$22,992	$292,780	$51,036	$15,022	$—	$668,352
Ending balance: individually evaluated for impairment	$338	$6,405	$3,525	$1,754	$—	$—	$—	$12,022
Ending balance: collectively evaluated for impairment	$58,560	$221,219	$19,467	$291,026	$51,036	$15,022	$—	$656,330

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2010
Allowance for Loan Losses
Ending balance	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Ending balance: individually evaluated for impairment	$547	$726	$729	$57	$—	$—	$—	$2,059
Ending balance: collectively evaluated for impairment	$1,527	$5,620	$425	$3,051	$341	$520	$1,709	$13,193

Loans Receivables
Ending balance	$52,676	$225,950	$26,635	$296,997	$48,857	$14,176	$—	$665,291
Ending balance: individually evaluated for impairment	$937	$8,281	$4,388	$1,051	$—	$—	$—	$14,657
Ending balance: collectively evaluated for impairment	$51,739	$217,669	$22,247	$295,946	$48,857	$14,176	$—	$650,634

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at June 30, 2011, and December 31, 2010, are as follows:

	Fair Value Measurements at June 30, 2011
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$43,571	$—	$43,571	$—
Mortgage-backed securities		115,259	—	115,259	—
State and municipal		35,552	—	35,552	—
Corporate bonds		11,558	—	11,558	—
CRA mutual fund		1,055	1,055	—	—
Stock in other banks		724	724	—	—
Total securities available for sale	Recurring	$207,719	$1,779	$205,940	$—
Impaired loans	Nonrecurring	$4,279	$—	$—	$4,279
Foreclosed assets held for resale	Nonrecurring	$326	$—	$—	$326

	Fair Value Measurements at December 31, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$28,260	$—	$28,260	$—
Mortgage-backed securities		114,359	—	114,359	—
State and municipal		34,676	—	34,676	—
Corporate bonds		11,659	—	11,659	—
CRA mutual fund		1,030	1,030	—	—
Stock in other banks		746	746	—	—
Total securities available for sale	Recurring	$190,730	$1,776	$188,954	$—
Impaired loans	Nonrecurring	$7,449	$—	$—	$7,449
Foreclosed assets held for resale	Nonrecurring	$518	$—	$—	$518

The following table presents a reconciliation of impaired loans and foreclosed assets held for resale, measured at fair value, using significant unobservable inputs (Level 3), for the quarter ended June 30, 2011:

In thousands	Impaired Loans	Foreclosed Assets Held for Resale
Balance – January 1, 2011	$7,449	$518
Settled or otherwise removed from impaired status	(6,498)	(286)
Additions to impaired status	3,540	—
Charge-offs	(1,879)	—
Payments made	(88)	—
Decrease in valuation allowance	1,851	94
Loans transferred to foreclosed real estate	(96)	—
Balance – June 30, 2011	$4, 279	$326

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2011, and December 31, 2010:

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

Estimated fair values of financial instruments at June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$13,382	$13,382	$14,091	$14,091
Interest bearing deposits in banks	28,510	28,510	10,082	10,082
Investment securities:
Available for sale	207,719	207,719	190,730	190,730
Held to maturity	10,038	10,702	10,044	10,671
Loans held for sale	825	825	3,068	3,068
Loans, less allowance for loan losses	653,652	670,351	650,039	665,253
Accrued interest receivable	3,542	3,542	3,417	3,417
Restricted investment in bank stocks	7,886	7,886	8,420	8,420

Financial liabilities:
Deposits	769,400	772,767	746,526	750,068
Short-term borrowings	47,924	47,924	39,086	39,086
Long-term borrowings	76,305	80,697	81,499	85,772
Accrued interest payable	1,720	1,720	1,667	1,667

Off-balance sheet financial instruments	—	—	—	—

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

ASU 2011 - 03

The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.

The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

ASU 2011 – 04

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted.

The Corporation does not expect the adoption of this standard will have a significant impact on its financial condition or results of operations.

ASU 2011 – 05

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate but consecutive statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of the new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects and expenses related to the charter conversion of our subsidiary bank from a federal to a state charter; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

The evaluation of securities for other-than-temporary impairment requires a significant amount of judgment. In estimating other-than-temporary impairment losses, management considers various factors including the length of time the fair value has been below cost, the financial condition of the issuer, and the Corporation’s intent to sell, or requirement to sell, the securities before recovery of their value. Declines in fair value that are determined to be other than temporary are charged against earnings.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2011, compared to quarter ended June 30, 2010

Executive Summary

Net income for the three months ended June 30, 2011, was $2,106,000 compared to $2,065,000 for the same quarter in 2010, an increase of $41,000 or 2%.  Earnings per share was $0.36 in 2011 and $0.35 in 2010.  Net interest income decreased $614,000 or 7% due in part to a large 2010 recovery of interest income associated with a commercial loan.  Provision for loan losses decreased $1,041,000 or 44%; other income decreased $153,000 or 5%; and, other expenses increased $163,000 or 2%.

Net Interest Income

Net interest income totaled $8,594,000 for the quarter ended June 30, 2011, compared to $9,208,000 for the same period in 2010, a decrease of $614,000 or 7%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank. Interest income decreased $1,202,000 or 10% due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition interest income was lower as a result of investment securities paydowns that were not reinvested due to low market rates resulting from Federal Reserve buying activities.  Finally, interest income was lower in the second quarter of 2011 compared the second quarter of 2010 due to a $605,000 (included in the $1,202,000 decrease above)  interest  recovery in 2010 on full payoff of a loan that was in nonaccrual status in prior years.   Likewise, alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However during the second quarter of 2011, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to

0.25% since that time. Interest expense decreased $588,000 or 24%.    For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2010, and filed with the SEC on March 11, 2011.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2011 was 3.65% compared to 3.99% (3.72% without the one-time interest recovery) during the same period in 2010.  Also comparing the second quarter of 2011 to 2010, the yield on interest earning assets decreased by 0.64% and the cost of interest bearing liabilities decreased by 0.30%.  The net interest margin was 3.79% for the second quarter of 2011 and 4.16% (3.89% without the one-time interest recovery) for the second quarter of 2010.  The net interest margin decline was mainly a result of the nonrecurring 2010 interest recovery and the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to low rates on deposits as described above.

Average earning assets were $911,903,000 during the second quarter of 2011, an increase of $18,007,000 from the average for the second quarter of 2010.  Average interest bearing liabilities were $774,731,000 in the second quarter of 2011, a decrease of $907,000 from the same quarter in 2010.

Provision for Loan Losses

The provision for loan losses was $1,310,000 in the second quarter of 2011 compared to $2,351,000 in the second quarter of 2010, a decrease of $1,041,000 or 44%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the second quarter of 2011, the Corporation had net charge-offs of $945,000, as compared to net charge-offs of $775,000 for the second quarter of 2010. In the second quarter of 2010, ACNB added a commercial loan general pool allowance consisting of participation loans, in part causing the higher provision expense in that quarter.

Other Income

Total other income was $3,007,000 for the three months ended June 30, 2011, down $153,000, or 5%, from the second quarter of 2010.  Fees from deposit accounts increased by $14,000, or 2%, due to varying volume.   Further, certain government regulations effective in 2010 limited service charge increases and make future revenue levels uncertain.   Revenue from ATM and debit card transactions increased 10% to $320,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, pending government regulations could result in price controls on this activity later in 2011 and future years, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $329,000 for the three months ended June 30, 2011, as compared to $326,000 during the second quarter of 2010, a 1% increase as a result of higher average assets under management. Earnings on bank-owned life insurance decreased by $9,000, or 3%, as a result of variations in crediting rates.  Also, in 2010 the Corporation recorded a non-recurring gain on insurance proceeds. The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue decrease by $98,000 or 7%.  The decrease was due to generally lower recurring commissions in a “soft” insurance market and from the effects of the prolonged economic recession on business clients.    Other income in the quarter ended June 30, 2011, was lower due to decreased fees related to sales of residential mortgages in 2011.

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

The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2010.  However, future declines in RIG’s net income or changes in external market factors, including cash flow estimates of likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.  A liability incurred for contingent consideration owed on previous purchases of additional insurance books of business could also unfavorably impact the fair value of RIG.  Although it is probable that some liability for further contingent consideration will be incurred, it is considered remote that the maximum aggregate liability of $1,800,000 will be incurred on the measurement dates.  The amount of the ultimate liability is not reasonably estimable at June 30, 2011, because of the uncertainties in retaining books of business in the current economic cycle.  Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $8,000, or less than 1%, when comparing the second quarter of 2011 to the same quarter a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•                  Increases from normal promotion and production-based incentive/bonus compensation increases to employees,

•                  An increase in the number of full-time equivalent employees,

•                  Increased payroll taxes including higher unemployment tax assessments, and

•                  Increased employee usage of medical insurance, 401(k) plan benefits and unused paid time off accumulation; all of which were  partially offset by

•                  Decreased defined benefit pension expense resulting from a strong funded position in 2011.

Net occupancy expense decreased $30,000, or 6%, in part due reductions in overlapping physical locations and lower specific repair work.  A new office in Spring Grove is scheduled to be opened in the second half of 2011. Equipment expense increased by $77,000, or 13%, as a result of equipment and software upgrades in order to keep electronic channels reliable and secure.

Professional services expense totaled $261,000 during the second quarter of 2011, as compared to $236,000 for the same period in 2010, an increase of $25,000 or 11%.  The increase was due to higher loan collection legal costs.

Marketing expense decreased by $10,000, or 7% in the second quarter 2011, however year to date, marketing is higher in 2011.  Higher marketing expense reflects higher current spending to promote certain in-market consumer loans.  In addition the Corporation continued to advertise its products and services and to promote its brand via marketing communications.

FDIC expense for the second quarter of 2011 was $315,000, an increase of $20,000 from the second quarter of 2010. The increase was due in part to a higher deposit assessment base.  Over the longer term, much higher expense is required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009. The prepaid assessments did not immediately affect Bank earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009 in the amount of $3,956,000, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other tax expenses decreased by $29,000 or 14% due to a sales tax refund. Supplies and postage decreased $11,000 or 6% due to more electronic delivery. Other operating expenses increased by $147,000, or 19%, in the second quarter of 2011, as compared to the second quarter of 2010.  Primarily responsible for the increase were writedowns and other expenses on foreclosed assets held for resale.

Income Tax Expense

The Corporation recognized income taxes of $532,000, or 20% of pretax income, during the second quarter of 2011, as compared to $462,000, or 18% of pretax income, during the same period in 2010. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the second quarters ended June 30, 2011 and 2010, included low-income housing tax credits of $139,000 and $145,000, respectively.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

Executive Summary

Net income for the six months ended June 30, 2011, was $4,566,000 compared to $4,487,000 for the same period in 2010, an increase of $79,000 or 2%.  Earnings per share was $0.77 in 2011 and $0.76 in 2010.  Net interest income decreased $620,000 or 3%; provision for loan losses decreased $800,000 or 25%; other income decreased $64,000 or 1%; and, other expenses decreased $90,000 or 1%.

Net Interest Income

Net interest income totaled $17,158,000 for the six months ended June 30, 2011, compared to $17,778,000 for the same period in 2010, a decrease of $620,000 or 3%.  Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense both resulting from continued low rates maintained by the Federal Reserve Bank. Interest income decreased $1,847,000 or 8% due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition interest income was lower as a result of investment securities paydowns that were not reinvested due to low market rates resulting from Federal Reserve buying activities. Finally, interest income was lower in the second quarter of 2011 compared the second quarter of 2010 due to a $605,000 (included in the $1,847,000 decrease above)  interest  recovery in 2010 on full payoff of a loan that was in nonaccrual status in prior years.  Likewise, alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However during the second quarter of 2011, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to 0.25% since that time.   Interest expense decreased $1,227,000 or 24%.   For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2010, and filed with the SEC on March 11, 2011.

The net interest spread for the first six months of 2011 was 3.72% compared to 3.90% (3.76% without the one-time interest recovery) during the same period in 2010.  Without the one-time interest recovery, the yield on interest earning assets decreased by 0.35%, primarily due to rates resetting and new loan origination at lower rates, and the cost of interest bearing liabilities decreased by 0.31%.  The net interest margin was 3.87% for the first six months of 2011 and 4.07% (3.93% without the one-time interest recovery) for the first six months of 2010.

Average earning assets were $897,968,000 during the first six months of 2011, an increase of $11,016,000 from the average for the first six months of 2010.  Average interest bearing liabilities were $766,647,000 in the first six months of 2011, a decrease of $5,811,000 from the same six months in 2010. However, average non interest-bearing demand deposits increased by $13,714,000  Access to funding in the local market that preferred dealing with a stable local institution was the primary reason for the in the increase in earning assets and local funding sources between the two periods.

Provision for Loan Losses

The provision for loan losses was $2,410,000 in the first six months of 2011, as compared to $3,210,000 in the first six months of 2010. The decrease was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed necessary to meet the risk characteristics of the loan portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  For the first six months of 2011, the Corporation had net charge-offs of $2,962,000, as compared to net charge-offs of $847,000 for the first six months of 2010.

Other Income

Total other income was $5,964,000 for the six months ended June 30, 2011, down $64,000, or 1%, from the first six months of 2010.  Fees from deposit accounts and were $1,166,000, an increase of $16,000, or 1%, due to increased volume. Certain government regulations effective in 2010 limited service charge increases and make future revenue levels uncertain. ATM/debit card revenue increased $54,000 or 10% as customers increasingly prefer electronic transactions; this revenue source is likewise subject to upcoming government regulation with the impact uncertain.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $702,000 for the six months ended June 30, 2011, as compared to $603,000 during the first six months of 2010, a 16% increase as a result of higher average assets under management. Earnings on bank-owned life insurance decreased by $19,000, or 4%, on lower rates.  A $78,000 gain on life insurance resulted from an insurance death claim for a Director in 2010. The Corporation’s insurance subsidiary, Russell Insurance Group, Inc., experienced a revenue decrease of $90,000 or 3%.  Revenue during the six month period was constrained by generally lower commissions in a “soft” insurance market and the effects of the prolonged economic recession on business clients.  “Contingent” or extra commission payments from insurance carriers were stable with the previous year and are mostly received in the first quarter of each year; the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  Gains on sales of securities decreased by $25,000 as securities were sold in 2010 to adjust the interest rate and credit risk position of the portfolio, no further action in this regard was taken in 2011.  Other non-interest income was negatively impacted by decreased fees related to sales of residential mortgages, reflecting continued slow activity in this sector.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $30,000, or less than 1%, when comparing the first six months of 2011 to the same period a year ago.  Overall, the decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense due to the reduced benefit formula implemented by the Corporation on January 1, 2010, offset by

•                  Varying employee usage of 401(k) plan benefits and unused paid time off accruals;

•                  Normal merit, production-based incentive and bonus compensation increases to employees;

•                  An increase in the number of full-time equivalent employees; and,

•                  Continued expensive medical insurance costs.

Net occupancy expense decreased by $82,000, or 7%, when comparing the first six months of 2011 to the same period a year ago due to lower specific repair costs between the two periods and the consolidation of overlapping office locations.  Equipment expense increased by $113,000, or 9%, as a result of purchases and subsequent maintenance of new technology, communications and system reliability investments.

Professional services expense totaled $470,000 during the first six months of 2011, as compared to $481,000 for the same period in 2010, a decrease of $11,000 or 2%.  The decrease was due to corporate governance expenditures in 2010.

Other tax expense decreased due to a refund of sales and use tax in 2011. Marketing expense increased by $43,000, or 21%, due to the promotion of consumer loans.

FDIC expense for the first six months of 2011 was $687,000, an increase of $89,000 from the same period in 2010.  The higher expense in 2011 was in part a result of a higher deposit assessment base. Over the longer term, increased premiums were required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed  to the special assessment similar to which was levied on all insured banks in the second quarter of 2009.   The prepaid assessments did not immediately affect bank earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

Other operating expenses decreased $109,000, or 7%, in the first six months of 2011, as compared to the first six months of 2010. Increased costs include ongoing higher expenses to maintain foreclosed assets held for resale properties, which were offset by one time gains on certain sales primarily in the first quarter.  In addition, decreased expense resulted from a new Internet Banking vendor and lower check clearing costs.

Income Tax Expense

The Corporation recognized income taxes of $1,274,000, or 22% of pretax income, during the first six months of 2011, as compared to $1,147,000, or 20% of pre-tax income, during the same period in 2010. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income on school district and bank qualified local government bonds and loans (on which the Corporation receives a lower yield), and investments in low-income housing partnerships (which qualify for federal tax credits).  The effective tax rate was higher in 2011 than 2010 as income before income taxes increased while tax exempt income and tax credits decreased.  The income tax provision during the six months ended June 30, 2011 and 2010, included historical and low-income housing tax credits of $278,000 and $289,000, respectively.

FINANCIAL CONDITION

Assets totaled $998,337,000 at June 30, 2011, compared to $968,667,000 at December 31, 2010, and $978,286,000 at June 30, 2010. Average earning assets during the six months ended June 30, 2011, increased to $897,968,000 from $886,952,000 during the same period in 2010. Average interest bearing liabilities decreased in 2011 to $766,647,000 from $772,458,000 in 2010 while average non interest-bearing deposits increased by $13,714,000.

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

At June 30, 2011, the securities balance included a net unrealized gain of $4,992,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,923,000, net of taxes, at December 31, 2010.  The increase in fair value of securities during the first half 2011 was a result of change in the portfolio’s interest rate sensitivity position and in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.   The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses a reliable service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $7,653,000, or 1%, from June 30, 2010, to June 30, 2011, and increased by $3,061,000, or less than 1%, from December 31, 2010, to June 30, 2011. The lower than desired increase in loan volume in 2011 was in part due to charging-down loans against the allowance for loan losses, but  in a broader sense, is a result of a continued sharp contraction in both commercial and consumer lending demand despite ACNB’s continued resource allocation to facilitate lending in its marketplace. Compared to December 31, 2010, commercial loans (including loans to local government units) increased by approximately $6,000,000 or 12%. The commercial loan increase during this period was the result of competing for available loans even while reduced business activity in the market area hindered new originations. Commercial real estate loans (mostly owner occupied) increased by $2,000,000 or 1%, however real estate construction loans decreased by $4,000,000 or 14% as new housing development activity is very limited in the marketplace.  Likewise, residential mortgages to consumers decreased by $4,000,000 or 1%.  Most new originations of this product were sold into the secondary marketplace because of the low rate environment.  Because of extensive marketing and retail staff efforts, home equity loans increased by $2,000,000 or 4% and other consumer loans increased by $1,000,000 or 6%. Management has limited new participation credits in conjunction with other financial institutions, due to potential credit risk. Participation loans at June 30, 2011, totaled approximately $26,000,000 compared to $25,000,000 at December 31, 2010. Residential mortgage loans secured by junior liens total approximately $28,000,000, 10% of total residential mortgage loans.  Home equity loans are also in many cases junior liens and total approximately $51,000,000 at June 30, 2011. Although there is no material difference in delinquency compared to first mortgage loans and comparative loss history, junior liens inherently have more credit risk by virtue of the fact that another financial institution has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a continuation of the national or a local weak housing market. Most of the Corporation’s lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $96,875,000, or 14.5% of total loans, at June 30, 2011.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

•                        the estimated value of underlying collateral; and,

•                        prevailing market conditions.

If management determines a loan is not impaired, a specific reserve allocation is not required.  Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve.  For homogeneous loan types, such as consumer and residential mortgage loans, management bases allocations on the average loss ratio for the previous three years for each specific loan pool.  Additionally, management adjusts projected loss ratios for other factors, including the following:

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

Management bases the provision for loan losses, if any, on the overall analysis taking into account the methodology discussed above.

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

The allowance for loan losses at June 30, 2011, was $14,700,000, or 2.20% of loans, as compared to $14,344,000, or 2.17% of loans, at June 30, 2010, and $15,252,000, or 2.29% of loans, at December 31, 2010. The ratio of non-performing loans plus foreclosed assets to total assets was 1.72% at June 30, 2011, as compared to 2.09% at June 30, 2010, and 2.43% at December 31, 2010.

Changes in the allowance for loan losses were as follows:

In thousands	June 30, 2011	December 31, 2010	June 30, 2010

Beginning balance	$15,252	$11,981	$11,981
Provision charged to operations	2,410	6,410	3,210
Recoveries on charged-off loans	19	42	6
Loans charged-off	(2,981)	(3,181)	(853)

Ending balance	$14,700	$15,252	$14,344

Loans past due 90 days and still accruing were $1,497,000 and nonaccrual loans were $12,022,000 as of June 30, 2011.  $1,734,000 of the nonaccrual balance at June 30, 2011, were troubled debt restructured loans.   Loans past due 90 days and still accruing were $1,980,000 at June 30, 2010, while nonaccruals were $11,023,000.  $2,000,000 of the nonaccrual balance and $373,000 of the 90 days and still accruing at June 30, 2010 were troubled debt restructured loans.  Loans past due 90 days and still accruing were $997,000 at December 31, 2010, while nonaccruals were $14,657,000.  $2,143,000 of the nonaccrual balance at December 31, 2010, were troubled debt restructured loans.  Total additional loans classified as substandard (potential problem loans) at June 30, 2011, June 30, 2010 and December 31, 2010 were approximately $14,862,000, $16,517,000 and $15,560,000, respectively.

A better understanding of the trends of the non-performing loans is obtained by a comparison back to previous periods. Information on nonaccrual loans at June 30, 2011 as compared to December 31, 2010 and 2009 is as follows:

IN THOUSANDS	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

June 30, 2011

Residential real estate developments	5	$3,525	$0	$1,078	In market	2006 – 2010
Owner occupied commercial real estate	13	6,351	15	1,107	In market	1995 – 2008
Investment/rental commercial real estate	4	1,724	193	61	In market	2003 – 2007
Commercial and industrial	1	422	—	529	In market	2007
Total	23	$12,022	$208	$2,775

December 31, 2010

Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995 – 2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003 – 2007
Commercial and industrial	1	974	549	30	In market	2007
Total	23	$14,657	$2,059	$2,134

* Transferred to other real estate owned in the second quarter of 2010.

December 31, 2009

Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998-2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004-2007
Commercial and industrial	2	1,190	675	—	In market	2007
Total	15	$13,308	$3,947	$—

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland.  All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1995 and 2010 for purposes listed in the classifications in the tables above.

At June 30, 2011, the Corporation had two impaired loans to unrelated borrowers totaling $2,931,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties, and no interest reserves.  Both loans were originated during the first half of 2006.  One loan matured with the inability of the borrower to make the necessary infrastructure improvements.

The Corporation charged down the loan by $2.5 million in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy.  ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses on the property and updated information, respectively.  It is expected that various real estate collateral on this loan will be protected by a fair value bid at sheriff sale later in 2011 after which ACNB will market the property to the appropriate buyers. On the other larger residential real estate loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral.  Because of the length of time since the last sale, a $274,000 specific allocation was written down against the allowance for loan losses in 2011.  Because of the 2011 write downs there is no specific valuation allowance on the two unrelated loans at June 30, 2011.  The respective allowances and write downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure. From 2010 to 2011 three smaller residential real estate development loans were added to nonaccrual impaired loans.  All three are in the Bank’s market area with standard terms and conditions and no interest reserves, but have suffered from the downturn in the real estate market.  These loans total $594,000 with no specific allocation.  The Bank will protect its interests by fair value bids at sheriff sale after which it will market the properties to the appropriate buyers if the loans are not brought current by the borrowers.

Owner occupied commercial real estate includes 13 loan relationships which total $6,351,000, one of which exceed $1,000,000 in outstanding balance. These loans were originated between 1995 and 2008. The largest loan in this category had a balance of $3,556,000 at June 30, 2011 after a partial charge-off of the $598,000 specific allocation was taken in the first quarter of 2011 due to uncertainty on when further legal collection actions could proceed.  A charge off of $509,000 was taken on a former loan that has been transferred to foreclosed assets held for sale in the second quarter of 2011 in the amount of $511,000.  The decrease in value was mainly caused by a protracted time period between default and when the Corporation was able to take control of the collateral because of legal actions of the borrower during which the property suffered significant deterioration.    The other loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures.  One loan had a specific loss allocation of $15,000.

Investment/rental commercial real estate includes four unrelated loan relationships totaling $1,724,000 in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2003 and 2007, and were affected by the lack of borrower cash flow to continue to service the debt and in some cases by increased real estate taxes levied by local government units.  The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful.  One loan that became non-performing in the second quarter of 2011 has a balance of approximately $900,000 and a specific loss allocation totaling $193,000 based on the estimated fair value less cost to sell.

Included in impaired commercial and industrial loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $422,000 at June 30, 2011 which is net of a $1,000,000 charge-off taken in 2008 and an additional $529,000 charge-off in 2011.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status, the 2011 charge-off was taken after the borrowers stated that no further payments are likely.  The remaining outstanding balance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The fair value of real estate acquired through foreclosure was $3,631,000 at June 30, 2011 compared to $7,859,000 at December 31, 2010.  The decrease was mainly due to the full recovery on a commercial use property that had a fair value of $5,180,000, resulting in a $194,000 gain, and was collateral on a commercial loan in which the Corporation took a participation interest from another southcentral Pennsylvania bank.  The largest addition in the second quarter of 2011 was the commercial real estate property mentioned above in the allowance for loan losses section that will be marketed to the appropriate industry after the property is stabilized.  Other properties acquired in 2011 are actively being marketed.  The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2011, however the total amount and timing is currently not certain.

Deposits

ACNB continues to rely on deposits as a primary source of funds for lending activities with total deposits of $769,400,000 as of June 30, 2011. Deposits increased by $16,612,000, or 2%, from June 30, 2010, to June 30, 2011, and by $22,874,000, or 3%, from December 31, 2010, to June 30, 2011.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a low interest rate economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain at similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and demand notes to the U.S. Treasury. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements.  As of June 30, 2011, short-term borrowings were $47,924,000, as compared to $39,086,000 at December 31, 2010, and $39,882,000 at June 30, 2010. In comparison to year-end 2010 Short-term borrowings were up $8,838,000 due to seasonal fluctuations in the business activities of ACNB’s commercial customer base. There were no short-term FHLB borrowings at the end of any of the periods.  Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $76,305,000 at June 30, 2011, versus $81,499,000 at December 31, 2010, and $83,725,000 at June 30, 2010. The Corporation decreased long-term borrowings due to the lack of loan demand.

Capital

ACNB’s capital management strategies have been developed to provide a dividend to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $97,333,000 at June 30, 2011, compared to $93,754,000 at December 31, 2010, and $92,660,000 at June 30, 2010.  Stockholders’ equity increased in the first six months of 2011 by $3,579,000 due to $2,312,000 in earnings retained in capital and by an increase in accumulated other comprehensive income due to variation in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2011, ACNB earned $4,566,000 and paid dividends of $2,254,000 for a dividend payout ratio of 49%.  During the first six months of 2010, ACNB earned $4,487,000 and paid dividends of $2,253,000 for a dividend payout ratio of 50%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record.  This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2011, 8,897 shares were issued under this plan with proceeds in the amount of $136,000.  Proceeds will be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2011 and December 31, 2010 that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no conditions or events since the notification that management believes have changed the banking subsidiary’s category.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2011	December 31, 2010	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.31%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.29%	11.99%	6.00%
Total risk-based capital ratio	13.55%	13.25%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2011, ACNB’s banking subsidiary had a borrowing capacity of approximately $293,968,000 from the FHLB, of which $219,968,000 was available.  Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lower the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $47,029,000 and $37,263,000 at June 30, 2011, and December 31, 2010, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 30, 2011, the Corporation had unfunded outstanding commitments to extend credit of approximately $117,902,000 and outstanding standby letters of credit of approximately $6,089,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT - In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released they will increase ACNB’s operating and compliance costs and could increase the Bank’s interest expense. Among the provisions that are likely to affect ACNB are the following:

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2011, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Other than the risk factor identified below, it was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

THE POTENTIAL RATING DOWNGRADE OF THE UNITED STATES GOVERNMENT MAY ADVERSELY AFFECT ACNB.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which ACNB invests and receives lines of credit from on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises.   Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and on ACNB’s financial condition and results of operations is uncertain.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended June 30, 2011.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of June 30, 2011, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of June 30, 2011, there were no issued or outstanding shares of preferred stock.

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

Exhibit 101.LAB                                     XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE                                        XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS                                          XBRL Instance Document.

Exhibit 101.SCH                                      XBRL Taxonomy Extension Schema.

Exhibit 101.CAL                                     XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF                                       XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	August 5, 2011	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial officer)