Form 10-Q
period 2011-09-30
ACNB CORP
filed 2011-11-04
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s Common Stock outstanding on October 28, 2011, was 5,941,382.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2011	September 30, 2010	December 31, 2010

ASSETS
Cash and due from banks	$13,270	$15,317	$14,091
Interest bearing deposits with banks	41,725	17,547	10,082

Total Cash and Cash Equivalents	54,995	32,864	24,173

Securities available for sale	209,335	205,534	190,730
Securities held to maturity, fair value $10,758; $10,844; $10,671	10,035	10,048	10,044
Loans held for sale	80	3,761	3,068
Loans, net of allowance for loan losses $15,412; $15,278; $15,252	666,597	654,542	650,039
Premises and equipment	14,625	14,344	14,119
Restricted investment in bank stocks	7,507	9,170	8,420
Investment in bank-owned life insurance	28,175	27,200	27,443
Investments in low-income housing partnerships	3,866	4,189	4,124
Goodwill	5,972	5,972	5,972
Intangible assets	3,209	3,848	3,688
Foreclosed assets held for resale	4,076	7,934	7,859
Other assets	16,146	13,790	18,988

Total Assets	$1,024,618	$993,196	$968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$121,068	$106,087	$103,464
Interest bearing	680,105	658,776	643,062
Total Deposits	801,173	764,863	746,526

Short-term borrowings	44,195	41,785	39,086
Long-term borrowings	71,248	81,611	81,499
Other liabilities	8,533	11,113	7,802

Total Liabilities	925,149	899,372	874,913

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,003,982, 5,990,943 and 5,990,943 shares issued; 5,941,382, 5,928,343 and 5,928,343 shares outstanding	15,010	14,977	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	8,951	8,787	8,787
Retained earnings	72,900	69,035	69,536
Accumulated other comprehensive income	3,336	1,753	1,182

Total Stockholders’ Equity	99,469	93,824	93,754

Total Liabilities and Stockholders’ Equity	$1,024,618	$993,196	$968,667

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$8,575	$8,976	$25,803	$27,247
Securities:
Taxable	1,508	1,779	4,589	5,576
Tax-exempt	306	314	914	1,004
Dividends	3	7	9	22
Other	29	24	74	66

Total Interest Income	10,421	11,100	31,389	33,915
INTEREST EXPENSE
Deposits	1,133	1,553	3,380	4,828
Short-term borrowings	24	25	72	98
Long-term borrowings	706	810	2,221	2,499

Total Interest Expense	1,863	2,388	5,673	7,425

Net Interest Income	8,558	8,712	25,716	26,490

PROVISION FOR LOAN LOSSES	1,200	1,400	3,610	4,610

Net Interest Income after Provision for Loan Losses	7,358	7,312	22,106	21,880
OTHER INCOME
Service charges on deposit accounts	621	618	1,787	1,768
Income from fiduciary activities	323	350	1,025	953
Earnings on investment in bank-owned life insurance	244	252	732	759
Gain on life insurance proceeds	—	—	—	78
Net gains on sales of securities	1	47	1	72
Service charges on ATM and debit card transactions	319	287	917	831
Commissions from insurance sales	1,186	1,137	3,699	3,740
Other	188	225	685	743

Total Other Income	2,882	2,916	8,846	8,944

OTHER EXPENSES
Salaries and employee benefits	4,233	4,216	12,698	12,711
Net occupancy	505	520	1,561	1,658
Equipment	651	603	1,995	1,834
Other tax	210	182	593	588
Professional services	267	247	737	728
Supplies and postage	163	160	483	505
Marketing	123	72	375	281
FDIC and regulatory	225	355	965	1,061
Intangible assets amortization	160	161	481	482
Other operating	961	782	2,482	2,412

Total Other Expenses	7,498	7,298	22,370	22,260

Income before Income Taxes	2,742	2,930	8,582	8,564

PROVISION FOR INCOME TAXES	562	626	1,836	1,773

Net Income	$2,180	$2,304	$6,746	$6,791

PER SHARE DATA
Basic earnings	$0.37	$0.39	$1.14	$1.15
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2011 and 2010

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303

Comprehensive income:
Net income	—	—	—	6,791	—	6,791
Other comprehensive income, net of taxes	—	—	—	—	2,109	2,109

Total Comprehensive Income						8,900

Cash dividends declared	—	—	—	(3,379)	—	(3,379)

BALANCE — SEPTEMBER 30, 2010	$14,977	$(728)	$8,787	$69,035	$1,753	$93,824

BALANCE — JANUARY 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

Comprehensive income:
Net income	—	—	—	6,746	—	6,746
Other comprehensive income, net of taxes	—	—	—	—	2,154	2,154

Total Comprehensive Income						8,900

Common stock shares issued (13,039 shares)	33	—	164	—	—	197

Cash dividends declared	—	—	—	(3,382)	—	(3,382)

BALANCE — SEPTEMBER 30, 2011	$15,010	$(728)	$8,951	$72,900	$3,336	$99,469

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,746	$6,791
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and foreclosed real estate, net of writedowns on foreclosed real estate	(296)	(68)
Earnings on investment in bank-owned life insurance	(732)	(759)
Gain on life insurance proceeds	—	(78)
Gain on sales of securities	(1)	(72)
Depreciation and amortization	1,675	1,773
Provision for loan losses	3,610	4,610
Net amortization of investment securities premiums	445	73
Increase in interest receivable	(173)	(296)
Increase (decrease) in interest payable	10	(129)
Mortgage loans originated for sale	(13,636)	(23,385)
Proceeds from loans sold to others	16,868	19,992
(Increase) decrease in other assets	2,165	(496)
Increase in other liabilities	860	140

Net Cash Provided by Operating Activities	17,541	8,096

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	45,857	43,996
Proceeds from sales of investment securities available for sale	—	6,561
Purchase of investment securities available for sale	(61,776)	(41,381)
Net increase in loans	(22,512)	(29,115)
Redemption of restricted investments in bank stocks	913	—
Purchase of bank-owned life insurance	—	(250)
Capital expenditures	(1,700)	(903)
Proceeds from life insurance death benefits	—	294
Proceeds from sale of foreclosed real estate	6,179	656

Net Cash Used in Investing Activities	(33,039)	(20,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	17,604	12,258
Net increase in time certificates of deposits and interest bearing deposits	37,043	24,082
Net increase (decrease) in short-term borrowings	5,109	(13,506)
Dividends paid	(3,382)	(3,379)
Common stock issued	197	—
Proceeds from long-term borrowings	—	22,000
Repayments on long-term borrowings	(10,251)	(20,683)

Net Cash Provided by Financing Activities	46,320	20,772

Net Increase in Cash and Cash Equivalents	30,822	8,726

CASH AND CASH EQUIVALENTS — BEGINNING	24,173	24,138

CASH AND CASH EQUIVALENTS — ENDING	$54,995	$32,864

Interest paid	$5,663	$7,554
Incomes taxes paid	$1,100	$2,300
Loans transferred to foreclosed assets held for resale	$2,344	$2,669

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of September 30, 2011 and 2010, and the results of operations, changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2011 and 2010.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2010 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 11, 2011.  It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.                                       Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,933,741 and 5,928,343 weighted average shares of common stock outstanding for the nine months ended September 30, 2011 and 2010, respectively, and 5,937,915 and 5,928,343 for the three months ended September 30, 2011 and 2010, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                       Retirement Benefits

The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Service cost	$143	$115	$429	$345
Interest cost	240	268	720	804
Expected return on plan assets	(457)	(304)	(1,371)	(912)
Recognized net actuarial loss	35	109	105	327
Other, net	13	13	39	39

Net Periodic Benefit Cost (Income)	$(26)	$201	$(78)	$603

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it had not yet been determined the amount the Bank plans on contributing to the Plan in 2011. As of September 30, 2011, this contribution has still not been determined.  The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs.  The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years.  The benefit percentage factor and maximum years of service eligible were both reduced.

4.                                       Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $6,176,000 in standby letters of credit as of September 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of September 30, 2011, for guarantees under standby letters of credit issued is not material.

5.                                       Other Comprehensive Income (Loss)

The Corporation’s other comprehensive income (loss) items are unrealized gains on securities available for sale and unfunded pension liability.  The components of other comprehensive income (loss) for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Unrealized holding gains (losses) on available for sale securities arising during the period	$1,502	$(98)	$3,121	$2,901
Reclassification of gains realized in net income	(1)	(47)	(1)	(72)

Net Unrealized Gains (Losses)	1,501	(145)	3,120	2,829

Tax effect	508	(50)	1,058	961

	993	(95)	2,062	1,868

Change in pension liability	45	122	141	366

Tax effect	15	41	49	125

	30	81	92	241

Other Comprehensive Income (Loss)	$1,023	$(14)	$2,154	$2,109

The components of the accumulated other comprehensive income, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income
BALANCE, SEPTEMBER 30, 2011	$5,985	$(2,649)	$3,336

BALANCE, DECEMBER 31, 2010	$3,923	$(2,741)	$1,182

BALANCE, SEPTEMBER 30, 2010	$6,074	$(4,321)	$1,753

6.                                       Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2011 and 2010, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2011
Net interest income and other income from external customers	$31,072	$3,490	$—	$34,562
Income before income taxes	7,879	703	—	8,582
Total assets	1,014,216	12,638	(2,236)	1,024,618
Capital expenditures	1,698	2	—	1,700

2010
Net interest income and other income from external customers	$31,947	$3,487	$—	$35,434
Income before income taxes	8,092	472	—	8,564
Total assets	982,840	11,939	(1,583)	993,196
Capital expenditures	887	16	—	903

Segment information for the three month periods ended September 30, 2011 and 2010, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2011
Net interest income and other income from external customers	$10,453	$987	$—	$11,440
Income before income taxes	2,570	172	—	2,742
Total assets	1,014,216	12,638	(2,236)	1,024,618
Capital expenditures	587	—	—	587

2010
Net interest income and other income from external customers	$10,730	$898	$—	$11,628
Income before income taxes	2,841	89	—	2,930
Total assets	982,840	11,939	(1,583)	993,196
Capital expenditures	240	—	—	240

Intangible assets, representing customer lists, are amortized over 10 years on a straight line basis.  Goodwill is not amortized, but rather is analyzed annually for impairment.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Amortization of goodwill and the intangible assets is deductible for tax purposes.

7.                       SECURITIES

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss).

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

Amortized cost and fair value at September 30, 2011, and December 31, 2010, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 2011
U.S. Government and agencies	$38,298	$891	$18	$39,171
Mortgage-backed securities	110,089	6,024	16	116,097
State and municipal	37,060	1,895	26	38,929
Corporate bonds	13,154	310	39	13,425
CRA mutual fund	1,044	36	—	1,080
Stock in other banks	626	26	19	633

	$200,271	$9,182	$118	$209,335

DECEMBER 31, 2010
U.S. Government and agencies	$28,225	$297	$262	$28,260
Mortgage-backed securities	109,386	5,292	319	114,359
State and municipal	34,214	643	181	34,676
Corporate bonds	11,303	367	11	11,659
CRA mutual fund	1,032	—	2	1,030
Stock in other banks	627	119	—	746

	$184,787	$6,718	$775	$190,730

SECURITIES HELD TO MATURITY
SEPTEMBER 30, 2011
U.S. Government and agencies	$10,035	$723	$—	$10,758

DECEMBER 31, 2010
U.S. Government and agencies	$10,044	$627	$—	$10,671

All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2011, three U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At September 30, 2011, one mortgage-backed security had an unrealized loss that individually did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more.  This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At September 30, 2011, four state and municipal bonds had unrealized losses that individually did not exceed 3% of amortized cost.  These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At September 30, 2011, two corporate bonds had unrealized losses, of which one has been in a continuous loss position for 12 months or more. The securities in this category had unrealized losses that individually did not exceed 4% of amortized cost.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At September 30, 2011, one stock in other banks had an unrealized loss that individually did not exceed 15% of amortized cost. This security has not been in a continuous loss position for 12 months or more.  This unrealized loss relates principally to volatility in all financial stocks.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At September 30, 2011, management had not identified any securities with an unrealized loss that it intends or will be required to sell.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011, and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 2011
U.S. Government and agencies	$4,963	$18	$—	$—	$4,963	$18
Mortgage-backed securities	2,060	16	—	—	2,060	16
State and municipal	1,969	26	—	—	1,969	26
Corporate bonds	1,990	7	968	32	2,958	39
Stock in other banks	109	19	—	—	109	19
	$11,091	$86	$968	$32	$12,059	$118

DECEMBER 31, 2010
U.S. Government and agencies	$10,585	$262	$—	$—	$10,585	$262
Mortgage-backed securities	21,071	319	—	—	21,071	319
State and municipal	11,680	181	—	—	11,680	181
Corporate bonds	989	11	—	—	989	11
CRA mutual fund	1,030	2	—	—	1,030	2
	$45,355	$775	$—	$—	$45,355	$775

Amortized cost and fair value at September 30, 2011, by contractual maturity, where applicable, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$6,628	$6,756	$—	$—
Over 1 year through 5 years	33,408	34,470	10,035	10,758
Over 5 years through 10 years	38,867	40,413	—	—
Over 10 years	9,609	9,886	—	—
Mortgage-backed securities	110,089	116,097	—	—
CRA mutual fund	1,044	1,080
Stock in other banks	626	633	—	—

	$200,271	$209,335	$10,035	$10,758

The Corporation realized gross gains of $1,000 during the third quarter of 2011 and $54,000 during the third quarter of 2010, as well as $0 of gross losses during the third quarter of 2011 and $7,000 during the third quarter of 2010, on sales of securities available for sale. State and municipal securities were sold at a loss in 2010 in order to adjust the Corporation’s interest rate sensitivity, reduce exposure to geographical locations, balance the mix with other investment types, and reduce risks related to insurance coverage. For the nine month period ended September 30, 2011, the Corporation realized $1,000 in gross gains and did not realize any losses on sales of securities available for sale. For the nine month period ended September 30, 2010, the Corporation realized $128,000 of gross gains and $56,000 of gross losses on sales of securities available for sale.

At September 30, 2011, and December 31, 2010, securities with a carrying value of $118,360,000 and $99,197,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The accrual of interest on residential mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection.  Consumer loans (consisting of home equity lines of credit and consumer loan classes) are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses is established as losses are estimated to occur through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition.  The amount of the unfunded lending commitments is not material to the consolidated statements.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

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

For commercial loans secured by real estate, estimated fair values of collateral are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property.  Appraised values are discounted based on the age of the appraisal, special use nature of the property, or condition of the property to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.

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

Loans whose terms are modified are classified as troubled debt restructured loans if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, continuance of a below market interest rate, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time and, based on a well-documented credit evaluation of the borrower’s financial condition, there is reasonable assurance of repayment. Loans classified as troubled debt restructurings are generally designated as impaired.

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

In underwriting commercial real estate construction loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the projected cash flow generated by the project using feasibility studies, market data, and other pertinent information. Appraisals on properties securing commercial real estate construction loans originated by the Corporation are performed by independent appraisers.

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

Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years. In underwriting home equity lines of credit, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial condition, and credit background.

Home equity lines of credit generally present a moderate level of risk due primarily to general economic conditions, as well as a weakened housing market.

Consumer Lending - The Corporation offers a variety of unsecured and secured consumer loans, including those for vehicles and mobile homes and those secured by savings deposits.  These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

Consumer loan terms vary according to the type and value of collateral and the creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial condition, and credit background.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2011, and December 31, 2010:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2011
Commercial and industrial	$55,357	$4,152	$4,477	$—	$63,986
Commercial real estate	198,842	15,838	15,388	—	230,068
Commercial real estate construction	5,789	12,475	2,903	—	21,167
Residential mortgage	291,337	4,052	3,441	—	298,830
Home equity lines of credit	50,358	1,654	555	—	52,567
Consumer	15,391	—	—	—	15,391
	$617,074	$38,171	$26,764	$—	$682,009

DECEMBER 30, 2010
Commercial and industrial	$43,448	$5,041	$4,187	$—	$52,676
Commercial real estate	193,731	14,530	17,689	—	225,950
Commercial real estate construction	11,009	10,963	4,663	—	26,635
Residential mortgage	289,833	2,882	4,282	—	296,997
Home equity lines of credit	46,383	2,081	393	—	48,857
Consumer	14,176	—	—	—	14,176
	$598,580	$35,497	$31,214	$—	$665,291

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2011, and December 31, 2010:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2011
Commercial and industrial	$3,126	$3,126	$1,135	$264	$1,379
Commercial real estate	142	142	24	6,521	7,318
Commercial real estate construction	—	—	—	2,903	7,481
Residential mortgage	573	573	94	1,487	2,005
	$3,841	$3,841	$1,253	$11,175	$18,183

	Impaired loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
DECEMBER 31, 2010
Commercial and industrial	$869	$1,869	$547	$68	$68
Commercial real estate	4,326	4,326	726	3,955	4,184
Commercial real estate construction	4,216	7,716	729	172	232
Residential mortgage	97	97	57	954	1,312
	$9,508	$14,008	$2,059	$5,149	$5,796

The following table summarizes information relative to average impaired loans and related interest income by loan portfolio class for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and industrial	$1,863	$—	$1,154	$—
Commercial real estate	6,534	—	7,435	44
Commercial real estate construction	3,214	—	3,676	—
Residential mortgage	1,908	—	1,473	—
	$13,519	$—	$13,738	$44

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2011, and December 31, 2010:

In thousands	September 30, 2011	December 31, 2010
Commercial and industrial	$3,390	$937
Commercial real estate	6,663	8,281
Commercial real estate construction	2,903	4,388
Residential mortgage	2,060	1,051
	$15,016	$14,657

The following table summarizes information relative to troubled debt restructurings by loan portfolio class:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
SEPTEMBER 30, 2011
Commercial and industrial	$490	$245
Commercial real estate	$371	$146
Commercial real estate construction	$1,548	$862

DECEMBER 31, 2010
Commercial and industrial	$490	$439
Commercial real estate	$371	$168
Commercial real estate construction	$1,548	$1,536

All of the Corporation’s troubled debt restructured loans are also nonaccrual impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate.  As of September 30, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $589,000.  As of September 30, 2011, there were no defaulted troubled debt restructures as all troubled debt restructured loans were current with respect to their associated forbearance agreements. One forbearance agreement was negotiated during 2009 and modified during 2011, while the other two were negotiated during 2010.

There are forbearance agreements on all loans currently classified as troubled debt restructures, and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Corporation reassessed all troubled debt restructurings that occurred on or after the beginning of the current fiscal year of January 1, 2011, for identification as troubled debt restructurings.  The Corporation identified no loans for which the allowance for loan losses had previously been measured under a general allowance of credit losses methodology that are now considered troubled debt restructurings in accordance with Accounting Standards Update No. 2011-02.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2011
Commercial and industrial	$41	$31	$3,389	$3,461	$60,525	$63,986	$—
Commercial real estate	2,229	980	6,724	9,933	220,135	230,068	61
Commercial real estate construction	—	—	2,904	2,904	18,263	21,167	—
Residential mortgage	592	814	3,077	4,483	294,347	298,830	1,017
Home equity lines of credit	236	6	162	404	52,163	52,567	162
Consumer	6	—	—	6	15,385	15,391	—
	$3,104	$1,831	$16,256	$21,191	$660,818	$682,009	$1,240

DECEMBER 31, 2010
Commercial and industrial	$105	$—	$937	$1,042	$51,634	$52,676	$—
Commercial real estate	1,903	744	8,281	10,928	215,022	225,950	—
Commercial real estate construction	—	—	4,388	4,388	22,247	26,635	—
Residential mortgage	3,182	492	2,035	5,709	291,288	296,997	984
Home equity lines of credit	115	13	13	141	48,716	48,857	13
Consumer	16	—	—	16	14,160	14,176	—
	$5,321	$1,249	$15,654	$22,224	$643,067	$65,291	$997

The following tables summarize the allowance for loan losses and recorded investment in financing receivables:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2011
Allowance for Loan Losses
Beginning balance - July 1, 2011	$1,934	$6,187	$576	$3,581	$365	$390	$1,667	$14,700
Charge-offs	(39)	(102)	(77)	(265)	(10)	(5)	—	(498)
Recoveries	8	—	—	—	—	2	—	10
Provisions	1,119	212	91	183	172	(2)	(575)	1,200
Ending balance	$3,022	$6,297	$590	$3,499	$527	$385	$1,092	$15,412

Beginning balance - January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(662)	(1,237)	(1,155)	(385)	(10)	(30)	—	(3,479)
Recoveries	25	—	—	2	—	2	—	29
Provisions	1,585	1,188	591	774	196	(107)	(617)	3,610
Ending balance	$3,022	$6,297	$590	$3,499	$527	$385	$1,092	$15,412
Ending balance: individually evaluated for impairment	$1,135	$24	$—	$94	$—	$—	$—	$1,253
Ending balance: collectively evaluated for impairment	$1, 887	$6,273	$590	$3,405	$527	$385	$1,092	$14,159

Loans Receivables
Ending balance	$63,986	$230,068	$21,167	$298,830	$52,567	$15,391	$—	$682,009
Ending balance: individually evaluated for impairment	$3, 390	$6,663	$2,903	$2,060	$—	$—	$—	$15,016
Ending balance: collectively evaluated for impairment	$60,596	$223,405	$18,264	$296,770	$52,567	$15,391	$—	$666,993

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2010
Allowance for Loan Losses
Ending balance	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Ending balance: individually evaluated for impairment	$547	$726	$729	$57	$—	$—	$—	$2,059
Ending balance: collectively evaluated for impairment	$1,527	$5,620	$425	$3,051	$341	$520	$1,709	$13,193

Loans Receivables
Ending balance	$52,676	$225,950	$26,635	$296,997	$48,857	$14,176	$—	$665,291
Ending balance: individually evaluated for impairment	$937	$8,281	$4,388	$1,051	$—	$—	$—	$14,657
Ending balance: collectively evaluated for impairment	$51,739	$217,669	$22,247	$295,946	$48,857	$14,176	$—	$650,634

No additional funds are committed to be advanced in connection with impaired loans.

9.             Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at September 30, 2011, and December 31, 2010, are as follows:

	Fair Value Measurements at September 30, 2011
In thousands	Basis	Total	Level 1	Level 2	Level 3

U.S. Government and agencies		$39,171	$—	$39,171	$—
Mortgage-backed securities		116,097	—	116,097	—
State and municipal		38,929	—	38,929	—
Corporate bonds		13,425	—	13,425	—
CRA mutual fund		1,080	1,080	—	—
Stock in other banks		633	633	—	—
Total securities available for sale	Recurring	$209,335	$1,713	$207,622	$—
Impaired loans	Nonrecurring	$2,588	$—	$—	$2,588
Foreclosed assets held for resale	Nonrecurring	$418	$—	$—	$418

	Fair Value Measurements at December 31, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3

U.S. Government and agencies		$28,260	$—	$28,260	$—
Mortgage-backed securities		114,359	—	114,359	—
State and municipal		34,676	—	34,676	—
Corporate bonds		11,659	—	11,659	—
CRA mutual fund		1,030	1,030	—	—
Stock in other banks		746	746	—	—
Total securities available for sale	Recurring	$190,730	$1,776	$188,954	$—
Impaired loans	Nonrecurring	$7,449	$—	$—	$7,449
Foreclosed assets held for resale	Nonrecurring	$518	$—	$—	$518

The following table presents a reconciliation of impaired loans and foreclosed assets held for resale, measured at fair value, using significant unobservable inputs (Level 3), for the period ended September 30, 2011:

In thousands	Impaired Loans	Foreclosed Assets Held for Resale
Balance — January 1, 2011	$7,449	$518
Settled or otherwise removed from impaired status	(6,509)	(267)
Additions to impaired status	3,841	—
Charge-offs	(2,205)	—
Payments made	(698)	—
Increase in valuation allowance	806	167
Loans transferred to foreclosed real estate	(96)	—
Balance — September 30, 2011	$2,588	$418

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2011, and December 31, 2010:

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

Foreclosed Assets Held for Resale

Fair value of real estate acquired through foreclosure is based on independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon appraisals that consider the sales prices of similar properties in the proximate vicinity.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of required and restricted investment in correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair value.

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

Long-Term Borrowings (Carried at Cost)

Fair values of Federal Home Loan Bank (FHLB) advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms, and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Credit-Related Instruments

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Estimated fair values of financial instruments at September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$13,270	$13,270	$14,091	$14,091
Interest bearing deposits in banks	41,725	41,725	10,082	10,082
Investment securities:
Available for sale	209,335	209,335	190,730	190,730
Held to maturity	10,035	10,758	10,044	10,671
Loans held for sale	80	80	3,068	3,068
Loans, less allowance for loan losses	666,597	697,481	650,039	665,253
Accrued interest receivable	3,590	3,590	3,417	3,417
Restricted investment in bank stocks	7,507	7,507	8,420	8,420

Financial liabilities:
Deposits	801,173	805,575	746,526	750,068
Short-term borrowings	44,195	44,195	39,086	39,086
Long-term borrowings	71,248	76,079	81,499	85,772
Accrued interest payable	1,677	1,677	1,667	1,667

Off-balance sheet financial instruments	—	—	—	—

10.           New Accounting Pronouncements

ASU 2011-03

The Financial Accounting Standards Board (FASB) has issued this Accounting Standard Update (ASU) to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled “Reconsideration of Effective Control for Repurchase Agreements”, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control.

This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.

The Corporation does not expect the adoption of this standard will have a significant impact on its consolidated financial condition or results of operations.

ASU 2011-04

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to nonfinancial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and, disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of Level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in Level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as Level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and, categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted.

The Corporation does not expect the adoption of this standard will have a significant impact on its consolidated financial condition or results of operations.

ASU 2011-05

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity. Reporting entities are allowed to present either a statement of comprehensive income, which reports both net income and other comprehensive income, or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011, for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.

The Corporation does not expect the adoption of this standard will have a significant impact on its consolidated financial condition or results of operations.

ASU 2011-08

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles — Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

The Corporation is evaluating the impact of this ASU on its consolidated financial statements.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment of its recorded goodwill from its most recent testing, which was performed as of December 31, 2010.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the nine months ended September 30, 2011.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2011, compared to quarter ended September 30, 2010

Executive Summary

Net income for the three months ended September 30, 2011, was $2,180,000 compared to $2,304,000 for the same quarter in 2010, a decrease of $124,000 or 5%.  Earnings per share was $0.37 in 2011 and $0.39 in 2010.  Net interest income decreased $154,000 or 2%.  Provision for loan losses decreased $200,000 or 14%; other income decreased $34,000 or 1%; and, other expenses increased $200,000 or 3%.

Net Interest Income

Net interest income totaled $8,558,000 for the quarter ended September 30, 2011, compared to $8,712,000 for the same period in 2010, a decrease of $154,000 or 2%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank. Interest income decreased $679,000 or 6% due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from Federal Reserve Bank buying activities or were left in short-term, low-rate money market type accounts  (depending on the interest rate risk and liquidity tolerances set according to the mix of deposit funding sources).  Likewise, alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during the third quarter of 2011, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to 0.25% since that time.  Interest expense decreased $525,000 or 22%.    For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2010, and filed with the SEC on March 11, 2011.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2011 was 3.46% compared to 3.68% during the same period in 2010.  Also comparing the third quarter of 2011 to 2010, the yield on interest earning assets decreased by 0.49% and the cost of interest bearing liabilities decreased by 0.27%.  The net interest margin was 3.62% for the third quarter of 2011 and 3.85% for the third quarter of 2010.

The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to low rates on deposits as described above.

Average earning assets were $940,961,000 during the third quarter of 2011, an increase of $38,259,000 from the average for the third quarter of 2010.  Average interest bearing liabilities were $784,260,000 in the third quarter of 2011, an increase of $7,929,000 from the same quarter in 2010.

Provision for Loan Losses

The provision for loan losses was $1,200,000 in the third quarter of 2011 compared to $1,400,000 in the third quarter of 2010, a decrease of $200,000 or 14%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the third quarter of 2011, the Corporation had net charge-offs of $488,000, as compared to net charge-offs of $466,000 for the third quarter of 2010.

Other Income

Total other income was $2,882,000 for the three months ended September 30, 2011, down $34,000, or 1%, from the third quarter of 2010.  Fees from deposit accounts increased by $3,000, or less than 1%, due to varying volume.   Further, certain government regulations effective in 2010 limited service charge increases and make future revenue levels uncertain.   Revenue from ATM and debit card transactions increased 11% to $319,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, new government regulations could result in price controls on this activity in future periods, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $323,000 for the three months ended September 30, 2011, as compared to $350,000 during the third quarter of 2010, an 8% decrease as a result of lower average asset market values under management. Earnings on bank-owned life insurance decreased by $8,000, or 3%, as a result of variations in crediting rates.  The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue increase by $49,000 or 4%.  The increase was due to timing on renewals, as revenue in the longer term is down in a “soft” insurance market and from the effects of the prolonged economic recession on business clients.    Other income in the quarter ended September 30, 2011, was lower due to decreased fees related to sales of residential mortgages in 2011.

Impairment Testing

RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Goodwill, that has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.    If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment.

The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment. For the year ended December 31, 2010, compared to 2009, commissions from insurance sales decreased 10% and, as some agency expenses are fixed, RIG’s stand-alone net income decreased by 39% in 2010 compared to 2009. Since the testing for potential impairment involves methods that include current and projected income amounts, the fair value declined at December 31, 2010, as compared to previous years’ impairment testing results.

The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2010.  However, future declines in RIG’s net income or changes in external market factors, including cash flow estimates of likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.  A liability incurred for contingent consideration owed on previous purchases of additional insurance books of business could also unfavorably impact the fair value of RIG.  Although it is probable that some liability for further contingent consideration will be incurred, it is considered remote that the maximum aggregate liability of $1,800,000 will be incurred on the measurement dates.  The amount of the ultimate liability is not reasonably estimable at September 30, 2011, because of the uncertainties in retaining books of business in the current economic cycle.  Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $17,000, or less than 1%, when comparing the third quarter of 2011 to the same quarter a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•                  Increases from normal promotion and production-based incentive/bonus compensation to employees,

•                  An increase in the number of full-time equivalent employees,

•                  Increased payroll taxes including higher unemployment tax assessments, and

•                  Increased employee usage of medical insurance, 401(k) plan benefits, and unused paid time off accumulation; all of which were  partially offset by

•                  Decreased defined benefit pension expense resulting from a strong funded position in 2011. The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. The Corporation’s overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers.  The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements.  However, the determination of upcoming benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date; specifically, with low discount rates and fair value volatility, the expense can be negatively impacted by conditions on that particular measurement date.

Net occupancy expense decreased $15,000, or 3%, in part due to lower specific repair work.  A new office in Spring Grove, Pennsylvania, opened in August 2011, not significantly impacting the quarter’s expenses.  Equipment expense increased by $48,000, or 8%, as a result of equipment and software upgrades in order to keep electronic delivery channels reliable and secure.

Professional services expense totaled $267,000 during the third quarter of 2011, as compared to $247,000 for the same period in 2010, an increase of $20,000 or 8%.  The increase was due to higher loan collection legal costs.

Marketing expense increased by $51,000, or 71%, in the third quarter of 2011.  Higher marketing expense reflects higher current spending to promote the new Spring Grove office, as well as certain in-market consumer loans.  In addition, the Corporation continued to advertise its products and services and to promote its brand via marketing and advertising initiatives.

FDIC expense for the third quarter of 2011 was $200,000, a decrease of $100,000 from the third quarter of 2010. The decrease was due in part to improved risk ratings and a revised computation method.  Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009. The prepaid assessments did not immediately affect ACNB earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, in the amount of $3,956,000, the date the payment was made. For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Other tax expenses increased by $28,000, or 15%, due to a sales tax refund in the third quarter of 2010. Supplies and postage increased by $3,000, or 2%, due to timing on larger supply orders. Other operating expenses increased by $179,000, or 23%, in the third quarter of 2011, as compared to the third quarter of 2010.  Primarily responsible for the increase were write-downs and other expenses on foreclosed assets held for resale.

Income Tax Expense

The Corporation recognized income taxes of $562,000, or 20.5% of pretax income, during the third quarter of 2011, as compared to $626,000, or 21.4% of pretax income, during the same period in 2010. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income and investments in low-income housing partnerships (which qualify for federal tax credits).   The income tax provision during the third quarters ended September 30, 2011 and 2010, included low-income housing tax credits of $139,000 and $145,000, respectively.

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

Executive Summary

Net income for the nine months ended September 30, 2011, was $6,746,000 compared to $6,791,000 for the same period in 2010, a decrease of $45,000 or 1%.  Earnings per share was $1.14 in 2011 and $1.15 in 2010.  Net interest income decreased $774,000 or 3%; provision for loan losses decreased $1,000,000 or 22%; other income decreased $98,000 or 1%; and, other expenses increased $110,000 or less than 1%.

Net Interest Income

Net interest income totaled $25,716,000 for the nine months ended September 30, 2011, compared to $26,490,000 for the same period in 2010, a decrease of $774,000 or 3%.  Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from continued low rates maintained by the Federal Reserve Bank. Interest income decreased $2,526,000, or 8%, due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from Federal Reserve Bank buying activities, or were left in short-term, low-rate money market type accounts (depending on the interest rate risk and liquidity tolerances set according to the mix of deposit funding sources). Finally, interest income was lower in 2011 compared to 2010 due to a $605,000 (included in the $2,526,000 decrease above) interest recovery in 2010 on full payoff of a loan that was in nonaccrual status in prior years.

Likewise, alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during 2011, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and maintained it at 0% to 0.25% since that time.   Interest expense decreased $1,752,000 or 24%.   For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K dated December 31, 2010, and filed with the SEC on March 11, 2011.

The net interest spread for the first nine months of 2011 was 3.63% compared to 3.83% (3.74% without the one-time interest recovery) during the same period in 2010.  Without the one-time interest recovery, the yield on interest earning assets decreased by 0.40%, primarily due to rates resetting and new loan origination at lower rates, and the cost of interest bearing liabilities decreased by 0.30%.  The net interest margin was 3.78% for the first nine months of 2011 and was 3.99% (3.90% without the one-time interest recovery) for the first nine months of 2010.

Average earning assets were $912,299,000 during the first nine months of 2011, an increase of $20,097,000 from the average for the first nine months of 2010.  Average interest bearing liabilities were $772,518,000 in the first nine months of 2011, a decrease of $1,231,000 from the same nine months in 2010. However, average non-interest bearing demand deposits increased by $11,986,000  Access to funding in the local market that preferred dealing with a stable local institution was the primary reason for the increase in earning assets and local funding sources between the two periods.

Provision for Loan Losses

The provision for loan losses was $3,610,000 in the first nine months of 2011, as compared to $4,610,000 in the first nine months of 2010. The decrease was a result of measured risk in the loan portfolio compared with the balance in the allowance for loan losses.  ACNB adjusts the provision for loan losses as necessary to maintain the allowance at a level deemed necessary to meet the risk characteristics of the loan portfolio.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  For the first nine months of 2011, the Corporation had net charge-offs of $3,450,000, as compared to net charge-offs of $1,312,000 for the first nine months of 2010.

Other Income

Total other income was $8,846,000 for the nine months ended September 30, 2011, down $98,000, or 1%, from the first nine months of 2010.  Fees from deposit accounts were $1,787,000, an increase of $19,000, or 1%, due to increased volume. However, certain government regulations effective in 2010 limited service charge increases and make future revenue levels uncertain. ATM and debit card revenue increased by $86,000, or 10%, as customers increasingly prefer electronic transactions; this revenue source is likewise subject to new government regulation with the impact uncertain.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $1,025,000 for the nine months ended September 30, 2011, as compared to $953,000 during the first nine months of 2010, an 8% increase as a result of higher average assets under management. Earnings on bank-owned life insurance decreased by $27,000, or 4%, on lower rates.  A $78,000 gain on life insurance resulted from an insurance death claim for a Director in 2010. The Corporation’s insurance subsidiary, Russell Insurance Group, Inc. (RIG), experienced a revenue decrease of $41,000 or 1%.  Revenue during the nine-month period was constrained by generally lower commissions in a “soft” insurance market and the effects of the prolonged economic recession on business clients.  “Contingent” or extra commission payments from insurance carriers were stable with the previous year and are mostly received in the first quarter of each year; however, the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations.  Gains on sales of securities decreased by $71,000 as securities were sold in 2010 to adjust the interest rate and credit risk position of the portfolio, and no further action in this regard was taken in 2011.  Other non-interest income was negatively impacted by decreased fees related to sales of residential mortgages, reflecting continued slow activity in this arena.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which decreased by $13,000, or less than 1%, when comparing the first nine months of 2011 to the same period a year ago.  Overall, the decrease in salaries and employee benefits was the result of:

•                  Decreased defined benefit pension expense due to the reduced benefit formula implemented by the Corporation on January 1, 2010, offset by

•                  Varying employee usage of 401(k) plan benefits and unused paid time off accruals;

•                  Normal merit, production-based incentive, and bonus compensation increases to employees;

•                  An increase in the number of full-time equivalent employees; and,

•                  Continued expensive medical insurance costs.

Decreased defined benefit pension expense resulted from a strong funded position in 2011 and the Corporation reducing the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. The Corporation’s overall investment strategy for this plan is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers.  The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, and plan expense, as well as any applicable regulatory requirements.  However, the determination of upcoming benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date; specifically, with projected low discount rates and fair value volatility, the future period expense could be negatively impacted by conditions on that particular measurement date.

Net occupancy expense decreased by $97,000, or 6%, when comparing the first nine months of 2011 to the same period a year ago due to lower specific repair costs between the two periods.  Equipment expense increased by $161,000, or 9%, as a result of purchases and maintenance of new technology, communications and system reliability investments.

Professional services expense totaled $737,000 during the first nine months of 2011, as compared to $728,000 for the same period in 2010, an increase of $9,000 or 1%.  The increase was due to legal expense related to problem loans.

Other tax expense increased due to a refund of sales and use tax in 2010. Marketing expense increased by $94,000, or 33%, due to the promotion of consumer loans and the new retail banking office in Spring Grove, Pennsylvania.

FDIC expense for the first nine months of 2011 was $891,000, a decrease of $6,000 from the same period in 2010.  The lower expense in 2011 was in part a result of a change in premium computation method and improved risk ratings offsetting the higher deposit assessment base. Over the longer term, increased premiums were required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to the special assessment similar to which was levied on all insured banks in the second quarter of 2009. The prepaid assessments did not immediately affect ACNB earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Other operating expenses increased $70,000, or 3%, in the first nine months of 2011, as compared to the first nine months of 2010. Increased costs include ongoing higher expenses to maintain properties in foreclosed assets held for resale.

Income Tax Expense

The Corporation recognized income taxes of $1,836,000, or 21.4% of pretax income, during the first nine months of 2011, as compared to $1,773,000, or 20.7% of pre-tax income, during the same period in 2010. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income on school district and bank qualified local government bonds and loans (on which the Corporation receives a lower yield) and investments in low-income housing partnerships (which qualify for federal tax credits).  The effective tax rate was higher in 2011 than 2010, as income before income taxes increased while tax exempt income and tax credits decreased.  The income tax provision during the nine months ended September 30, 2011 and 2010, included historical and low-income housing tax credits of $417,000 and $434,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,024,618,000 at September 30, 2011, compared to $968,667,000 at December 31, 2010, and $993,196,000 at September 30, 2010. Average earning assets during the nine months ended September 30, 2011, increased to $912,299,000 from $892,202,000 during the same period in 2010. Average interest bearing liabilities decreased in 2011 to $772,518,000 from $773,749,000 in 2010, while average non-interest bearing deposits increased by $11,986,000.

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

At September 30, 2011, the securities balance included a net unrealized gain of $5,985,000, net of taxes, on available for sale securities versus a net unrealized gain of $3,923,000, net of taxes, at December 31, 2010.  The increase in fair value of securities during 2011 was a result of change in the portfolio’s interest rate sensitivity position and in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.   The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses a reliable service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $12,189,000, or 1.8%, from September 30, 2010, to September 30, 2011, and increased by $16,718,000, or 2.5%, from December 31, 2010, to September 30, 2011. The lower than desired increase in loan volume in 2011 was in part due to charging-down loans against the allowance for loan losses, but in a broader sense is a result of a continued sharp contraction in both commercial and consumer lending demand despite ACNB’s continued resource allocation to facilitate lending in its marketplace. Compared to December 31, 2010, commercial loans (including loans to local government units) increased by approximately $11,000,000 or 21%. The commercial loan increase during this period was the result of competing for available loans, even while reduced business activity in the market area hindered new originations. Commercial real estate loans increased by $4,000,000, or 2%; however, real estate construction loans decreased by $5,000,000, or 21%, as new housing development activity is very limited in the marketplace.  Likewise, residential mortgages to consumers increased only slightly.

Many existing loans were refinanced elsewhere because of the low rate environment.  Because of extensive marketing and retail staff efforts, home equity loans increased by $4,000,000, or 8%, and other consumer loans increased by $1,000,000, or 9%. Management has limited new participation credits in conjunction with other financial institutions, primarily due to potential credit risk. Participation loans at September 30, 2011, totaled approximately $26,000,000 compared to $25,000,000 at December 31, 2010. Residential mortgage loans secured by junior liens total approximately $27,000,000, or 9% of total residential mortgage loans.  Home equity loans are also, in many cases, junior liens and totaled approximately $53,000,000 at September 30, 2011. Although there is no perceived difference in delinquency compared to first mortgage loans and comparative loss history, junior liens inherently have more credit risk by virtue of the fact that another financial institution has a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent in a continuation of the national or a local weak housing market. Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $97,952,000, or 14% of total loans, at September 30, 2011.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

The allowance for loan losses at September 30, 2011, was $15,412,000, or 2.26% of loans, as compared to $15,278,000, or 2.28% of loans, at September 30, 2010, and $15,252,000, or 2.29% of loans, at December 31, 2010. The ratio of non-performing loans plus foreclosed assets to total assets was 1.98% at September 30, 2011, as compared to 2.08% at September 30, 2010, and 2.43% at December 31, 2010.

Changes in the allowance for loan losses were as follows:

In thousands	September 30, 2011	December 31, 2010	September 30, 2010
Beginning balance	$15,252	$11,981	$11,981
Provision charged to operations	3,610	6,410	4,610
Recoveries on charged-off loans	29	42	42
Loans charged-off	(3,479)	(3,181)	(1,355)

Ending balance	$15,412	$15,252	$15,278

Loans past due 90 days and still accruing were $1,240,000 and nonaccrual loans were $15,016,000 as of September 30, 2011.  $1,253,000 of the nonaccrual balance at September 30, 2011, was troubled debt restructured loans.   Loans past due 90 days and still accruing were $1,480,000 at September 30, 2010, while nonaccruals were $11,229,000.  $1,992,000 of the nonaccrual balance and $373,000 of the 90 days and still accruing loans at September 30, 2010, were troubled debt restructured loans.

Loans past due 90 days and still accruing were $997,000 at December 31, 2010, while nonaccruals were $14,657,000.  $2,143,000 of the nonaccrual balance at December 31, 2010, was troubled debt restructured loans.  Total additional loans classified as substandard (potential problem loans) at September 30, 2011, September 30, 2010, and December 31, 2010, were approximately $11,748,000, $17,630,000 and $16,557,000, respectively.

A better understanding of the trends of the non-performing loans is obtained by a comparison back to previous periods. Information on nonaccrual loans at September 30, 2011, as compared to December 31, 2010 and 2009, is as follows:

in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2011
Residential real estate developments	4	$2,903	$ _	$1,155	In market	2006 – 2010
Owner occupied commercial real estate	13	5,769	_	1,196	In market	1995 – 2008
Investment/rental commercial real estate	6	2,879	118	286	In market	2003 – 2010
Commercial and industrial	2	3,465	1,135	529	In market	2006 - 2007
Total	25	$15,016	$1,253	$3,166

December 31, 2010
Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995 – 2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003 – 2007
Commercial and industrial	1	974	549	30	In market	2007
Total	23	$14,657	$2,059	$2,134

* Transferred to other real estate owned in the second quarter of 2010.

December 31, 2009
Residential real estate developments	2	$5,419	$1,375	$—	In market	2006
Economic development project	1	1,848	997	—	In market	2007
Owner occupied commercial real estate	7	3,267	43	—	In market	1998-2008
Investment/rental commercial real estate	3	1,584	857	—	In market	2004-2007
Commercial and industrial	2	1,190	675	—	In market	2007
Total	15	$13,308	$3,947	$—

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland.  All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1995 and 2010 for purposes listed in the classifications in the tables above.

At September 30, 2011, the Corporation had two impaired loans to unrelated borrowers totaling $2,532,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties, and no interest reserves.  Both loans were originated during the first half of 2006.  One loan matured with the inability of the borrower to make the necessary infrastructure improvements.  The Corporation charged down the loan by $2,500,000 in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy.  ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses on the property and updated information, respectively.  It is expected that various real estate collateral on this loan will be protected by a fair value bid at sheriff sale in 2012, after which ACNB will market the property to the appropriate buyers. On the other larger residential real estate development loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral.  Because of the length of time since the last sale, a $274,000 specific allocation was written down against the allowance for loan losses in 2011. Subsequently, $400,000 was applied to principal from property sales. Because of the 2011 write-downs there is no specific valuation allowance on the two unrelated loans at September 30, 2011.  The respective allowances and write-downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure. From 2010 to 2011, three smaller residential real estate development loans were added to nonaccrual impaired loans.  All three are in the Bank’s market area with standard terms and conditions and no interest reserves, but have suffered from the downturn in the real estate market.  Two of these loans total $371,000 with no specific allocation.  The Bank will protect its interests by fair value bids at sheriff sale after which it will market the properties to the appropriate buyers if the loans are not brought current by the borrowers. The third loan was moved to foreclosed assets held for resale after a $77,000 charge-off, and was subsequently sold at a small gain in the third quarter of 2011.

Owner occupied commercial real estate includes 13 loan relationships to unrelated borrowers which total $5,769,000 with no specific allocation, one of which exceeds $1,000,000 in outstanding balance. These loans were originated between 1995 and 2008. The largest loan in this category had a balance of $3,532,000 at September 30, 2011, after a partial charge-off of the $598,000 specific allocation was taken in the first quarter of 2011 due to uncertainty on when further legal collection actions could proceed.  A charge-off of $509,000 was taken on a former loan that was transferred to foreclosed assets held for resale in the second quarter of 2011, where it is valued in the amount of $511,000.  The decrease in value was mainly caused by a protracted time period between default and when the Corporation was able to take control of the collateral because of legal actions of the borrower during which the property suffered significant deterioration.    The other loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest of ACNB to initiate foreclosure procedures.  Another loan had a charge-off of $89,000 before being transferred to foreclosed assets held for resale late in the third quarter of 2011.

Investment/rental commercial real estate includes six unrelated loan relationships totaling $2,879,000 in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2003 and 2010, and were affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units.  The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful.  One loan that became non-performing in the second quarter of 2011 had a balance of approximately $900,000 and a specific loss allocation totaling $193,000 which was charged off in the third quarter. Sheriff sale of the property collateralizing this loan is expected before year-end 2011, at which time the Corporation expects to protect its interest with a fair market bid.  One group of residential rental and motel loans totaling $715,000 to a single borrower has a specific allocation totaling $118,000 based on adjusted appraised values less estimated costs to sell.  As the rental properties do not cash flow and the borrower has indicated no further payments will be made, it is expected that collection will be pursued through the foreclosure process.  Other investment/rental commercial real estate loans are in collection or are in various stages of the foreclosure process.  A total of $93,000 in charge-offs were made on three loans that were transferred to foreclosed assets held for resale in the third quarter of 2011 after the properties were obtained through the foreclosure process.

Included in impaired commercial and industrial loans are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $339,000 at September 30, 2011, which is net of a $1,000,000 charge-off taken in 2008 and an additional $529,000 charge-off in 2011.

These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status.  The 2011 charge-off was taken after the borrowers stated that no further payments are likely.  Subsequently, the borrower entered into a forbearance agreement in the third quarter of 2011 that included a principal reduction of $82,000 to date. The remaining outstanding balance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.   A second credit to an unrelated borrower was added in the third quarter of 2011 in the amount of $3,126,000 with a specific allocation of $1,135,000.  This 2006 participation loan was to a company in the building supplies industry that was negatively impacted by the downturn in housing and the recent loss of a major distributorship.  The specific allocation was derived by analyzing the latest company provided accounts receivable data.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure was $4,076,000 at September 30, 2011, compared to $7,859,000 at December 31, 2010.  The decrease was mainly due to the full recovery on a commercial use property that had a fair value of $5,180,000, resulting in a $194,000 gain, and was collateral on a commercial loan in which the Corporation took a participation interest from another southcentral Pennsylvania bank.  The largest addition in 2011 was the commercial real estate property mentioned above in the allowance for loan losses section that is being marketed to the appropriate industry. Five additional properties were added in the third quarter of 2011 with a fair value of $782,000. All properties are actively being marketed.  The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2011; however, the total amount and timing is currently not certain.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $801,173,000 as of September 30, 2011. Deposits increased by $36,310,000, or 5%, from September 30, 2010, to September 30, 2011, and by $54,647,000, or 7%, from December 31, 2010, to September 30, 2011. Deposits vary between quarters in part reflecting different levels of property tax receipts held by local government and school districts during different times of the year.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a low interest rate economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and demand notes to the U.S. Treasury. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements.  As of September 30, 2011, short-term borrowings were $44,195,000, as compared to $39,086,000 at December 31, 2010, and $41,785,000 at September 30, 2010. In comparison to year-end 2010, short-term borrowings were up due to seasonal fluctuations in the business activities of ACNB’s commercial and local government customer base. There were no short-term FHLB borrowings at the end of any of the periods.  Long-term borrowings consist primarily of advances from the FHLB. Long-term borrowings totaled $71,248,000 at September 30, 2011, versus $81,499,000 at December 31, 2010, and $81,611,000 at September 30, 2010. The Corporation decreased long-term borrowings by not renewing maturities due to the lack of loan demand.

Capital

ACNB’s capital management strategies have been developed to provide a dividend to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $99,469,000 at September 30, 2011, compared to $93,754,000 at December 31, 2010, and $93,824,000 at September 30, 2010.  Stockholders’ equity increased in the first nine months of 2011 by $5,715,000 due to $3,364,000 in earnings retained in capital and by an increase in accumulated other comprehensive income due to appreciation in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2011, ACNB earned $6,746,000 and paid dividends of $3,382,000 for a dividend payout ratio of 50%.  During the first nine months of 2010, ACNB earned $6,791,000 and paid dividends of $3,379,000 for a dividend payout ratio of 50%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record.  This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2011, 13,039 shares were issued under this plan with proceeds in the amount of $197,000.  Proceeds will be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2011, and December 31, 2010, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no conditions or events since the notification that management believes have changed the banking subsidiary’s category.

ACNB neither solicited nor received any government funds under the U.S. Treasury TARP Capital Purchase Program or the Small Business Lending Fund.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2011	December 31, 2010	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.28%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.19%	11.99%	6.00%
Total risk-based capital ratio	13.45%	13.25%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2011, ACNB’s banking subsidiary had a borrowing capacity of approximately $293,608,000 from the FHLB, of which $224,608,000 was available.  Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed recent information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowers the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $42,961,000 and $37,263,000 at September 30, 2011, and December 31, 2010, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At September 30, 2011, the Corporation had unfunded outstanding commitments to extend credit of approximately $136,990,000 and outstanding standby letters of credit of approximately $6,176,000.

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

FASB PROPOSALS - On May 26, 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft that proposes to dramatically overhaul financial instrument accounting. The changes would affect how banks account for a wide range of financial instruments, including investments in debt and equity securities, loans, deposits and borrowings. The proposed requirements affect the classification and measurement of financial instruments and the recognition and measurement of impairment losses on financial assets. Financial asset categories would be reduced to two categories: (1) fair value through net income and (2) fair value through other comprehensive income (OCI). Financial liabilities would be reduced to four categories: (1) fair value through net income, (2) fair value through OCI, (3) amortized cost, and (4) remeasurement value (for core deposit liabilities). Principally all financial assets and most financial liabilities would be measured at fair value on the balance sheet. Further, some financial assets and liabilities would display both amortized cost and fair value amounts on the face of the balance sheet. Loans held to collect contractual cash flows are an example. A separate companion exposure draft proposes to require companies to display net income and OCI on one single statement of comprehensive income. As a result, the income statement would become the statement of comprehensive income (SCI). Comprehensive income is defined as net income plus OCI. Currently, OCI items bypass net income and are recorded as a separate component of equity in the balance sheet. The effective date for this proposal has not been set. The comment period for the exposure draft ended on September 30, 2010.

At its December 21, 2010 meeting, FASB decided that both the characteristics of the financial asset and an entity’s business strategy should be used as criteria in determining the classification and measurement of financial assets.  At this meeting, the FASB also tentatively decided to consider three categories for financial assets:

(1)          Fair Value — Net Income (FV-NI), fair value measurement with all changes in fair value recognized in net income;

(2)          Fair Value — Other Comprehensive Income (FV-OCI), fair value measurement with qualifying changes in fair value recognized in other comprehensive income; and,

(3)          Amortized cost.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT - In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the Bank’s interest expense. Among the provisions that are likely to affect ACNB are the following:

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

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Prohibition Against Charter Conversions of Troubled Institutions

Effective one year after enactment, Dodd-Frank prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter, unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator, which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

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

The capital investment will take the form of preferred stock carrying a 5% dividend, which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years. If the participant does not increase its small business lending by at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%. After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending. The deadline to apply to receive capital under the Fund was March 31, 2011. Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain.  ACNB elected not to apply to receive capital under the Fund due to low loan demand and the uncertainties of a government program.

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008 AND AMERICAN RECOVERY AND REINVESTMENT ACT OF 2009 - In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (Treasury) created the Troubled Asset Relief Program (TARP) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. As of December 31, 2009, the Treasury did not make additional investments under the TARP Capital Purchase Program, but considered continuing a similar program for banks under $10 billion in assets under a different program.

FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991 - Under the Federal Deposit Insurance Corporation Act of 1991, any depository institution, including the subsidiary bank, is prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.

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

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Disclosure controls and procedures are Corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2011, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Other than the risk factor identified below, it was determined that there are no material changes from the risk factors as previously disclosed in the Form 10-K.

THE RATINGS DOWNGRADE OF THE UNITED STATES GOVERNMENT MAY ADVERSELY AFFECT ACNB

In August 2011, Standard & Poor’s downgraded the United States’ credit rating from AAA to AA+, and there are indications that Moody’s or Fitch ratings also may downgrade the United States’ credit rating.  Standard & Poor’s also downgraded the credit rating of the Federal Home Loan Bank System, a government-sponsored enterprise in which ACNB invests and from which ACNB receives a line of credit, from AAA to AA+.  Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded as a consequence of the downgrading of the United States’ credit rating.  The impact that these credit rating downgrades may have on the national and local economy and on ACNB’s financial condition and results of operation is uncertain and may adversely affect ACNB and its business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended September 30, 2011.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of September 30, 2011, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of September 30, 2011, there were no issued or outstanding shares of preferred stock.

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

ACNB CORPORATION (Registrant)

Date:	November 4, 2011	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)