Form 10-K
period 2011-12-31
ACNB CORP
filed 2012-03-12
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2011
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

         Securities registered pursuant to Section 12(g) of the Act: None

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2011, was approximately $91,142,000.

         The number of shares of the registrant's common stock outstanding on March 9, 2012, was 5,945,809.

         Documents Incorporated by Reference

         Portions of the registrant's 2012 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve acquisition-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $1.0 billion financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with 19 retail banking offices in Adams, Cumberland and York Counties, as well as two loan production offices in York and Franklin Counties, Pennsylvania, as of December 31, 2011. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

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

        In 2007, RIG acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, RIG acquired an additional book of business with an aggregate purchase price of $1,165,000, all of which was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which $1,300,000 was recorded as an intangible asset and $553,000 was recorded as goodwill. The contingent consideration for both 2008 purchases was calculated based on 2011 results of operation. The contingent amount of $338,000 was recorded in December 2011 and is included in goodwill and the other liabilities section of the statement of condition, and was subsequently paid on January 13, 2012. The intangible assets (excluding goodwill) are being amortized over ten years on a straight line basis.

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

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2011, ACNB Bank had total assets of $989 million, total gross loans of $694 million, and total deposits of $785 million.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2011, the Bank had thirteen branches in Adams County, four branches in York County, and one branch in Cumberland County, as well as a loan production office in both York County and Franklin County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online and Telephone Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc. (RIG), a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2011, totaled $12,571,000.

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio is engaged in the business of reinsuring credit life and credit accident and disability risks. Total assets of the segregated portfolio as of December 31, 2011, totaled $209,000.

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc., Westminster, Maryland. ACNB Bank serves its marketplace via a network of 19 retail banking offices located throughout Adams County, Pennsylvania, as well as in Dillsburg, Hanover and Spring Grove, York County, Pennsylvania, and in Newville, Cumberland County, Pennsylvania. In addition, the Bank operates loan offices in Hanover, York County, and Chambersburg, Franklin County, Pennsylvania. Russell Insurance Group, Inc. offers a broad range of commercial and personal insurance lines with licenses in 36 states, including Pennsylvania and Maryland, through offices in Westminster, Carroll County, and Germantown, Montgomery County, Maryland. Accordingly, ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA, along with all of Adams County, Pennsylvania, and parts of Franklin County, Pennsylvania. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg is under control of the National Park Service, limiting certain types of development. Unemployment figures recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages.

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

SUPERVISION AND REGULATION

Regulation of Bank Holding Company and Subsidiaries

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

        Further, the Bank Holding Company Act restricts ACNB's nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbanking subsidiaries of financial holding companies.

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

        SARBANES-OXLEY ACT OF 2002 (SOA)—In 2002, the Sarbanes-Oxley Act of 2002 became law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law.

        The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, or the Exchange Act.

        The SOA includes very specific additional disclosure requirements and corporate governance rules, as well as requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

  •
  A prohibition on insider trading during pension plan blackout periods;

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

        DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK)—In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to have a significant impact on ACNB's business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB's operating and compliance costs and could increase the Bank's interest expense. Among the provisions that are likely to affect ACNB are the following:

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

Deposit Insurance

        Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, on July 21, 2011, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Consumer Financial Protection Bureau

        Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

        COMMUNITY REINVESTMENT ACT OF 1977 (CRA)—Under the Community Reinvestment Act of 1977, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating like "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

	Total Risk- Based Ratio	Tier 1 Risk- Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥ 8.0%	≥4.0%	≥4.0%*
Undercapitalized	< 8.0%	<4.0%	<4.0%*
Significantly undercapitalized	< 6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%

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

        FASB also decided that, for all other business activities, financial assets should be measured at fair value. Lastly, FASB decided that financial assets for which an entity's business activity is trading or holding for sale should be classified in the FV-NI category and that financial assets for which an entity's business activity is investing with a focus on managing risk exposures and maximizing total return should be classified in the FV-OCI category.

        ACNB believes that the proposal does not reflect the business cycle of a community bank; it would be implemented inconsistently; and, most importantly, it would negatively affect the ability to serve community bank customers. Loans held to collect contractual cash flows is the primary earning asset of a community bank. These loans are underwritten to the specific attributes of the local market and the specific local customers, which generally cannot be valued efficiently such as is the case with equity and debt securities and more homogeneous loans such as residential mortgages underwritten to be sold into a secondary market. Loans that cannot be valued easily generally will reflect a discount in such measurements. The expected result of the proposal could be a combination of fewer loans written to support local businesses, higher interest rates charged, and shorter fixed-rate terms offered.

Dividends

        ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB's subsidiary bank. Please refer to "Regulation of Bank" below.

Regulation of Bank

        The operations of the subsidiary bank are subject to statutes applicable to banks chartered under the banking laws of Pennsylvania, to state nonmember banks, and to banks whose deposits are insured by the FDIC. The subsidiary bank's operations are also subject to regulations of the Pennsylvania Department of Banking, Federal Reserve, and FDIC.

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

        Upon a shareholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com and click on "ACNB Corporation Investor Relations".

EMPLOYEES

        As of December 31, 2011, ACNB had 291 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ITEM 1A—RISK FACTORS

ACNB IS SUBJECT TO INTEREST RATE RISK.

        ACNB's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond ACNB's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest ACNB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) ACNB's ability to originate loans and obtain deposits, (ii) the fair value of ACNB's financial assets and liabilities, and (iii) the average duration of ACNB's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, ACNB's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

        Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on ACNB's results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2011, approximately 45% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB'S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.

        ACNB maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on ACNB's financial condition and results of operations.

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

        In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB's competitors enjoy advantages, including greater financial resources, wider geographic presence, more aggressive marketing campaigns, better brand recognition, more branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the subsidiary's ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

        ACNB's banking subsidiary also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, and governmental organizations which may offer more favorable terms. Some of its nonbank competitors are not subject to the same extensive regulations that govern ACNB's banking operations. As a result, such nonbank competitors may have advantages over ACNB's banking subsidiary in providing certain products and services. This competition may reduce or limit ACNB's margins on banking services, reduce its market share, and adversely affect its earnings and financial condition.

ACNB'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

        Management regularly reviews and updates ACNB's internal controls, disclosure controls and procedures, as well as corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB's business, financial condition and results of operations.

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

ACNB'S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.

        ACNB's success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the southcentral Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB's products and services, as well as the ability of ACNB's customers to repay loans, the value of the collateral securing the loans, and the stability of ACNB's deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB's financial condition and results of operations.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because of their skills, knowledge of ACNB's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President, Secretary & Chief Governance Officer; Executive Vice President, Treasurer & Chief Financial Officer; and, the President & Chief Executive Officer of RIG.

ACNB IS SUBJECT TO CLAIMS AND LITIGATION PERTAINING TO FIDUCIARY RESPONSIBILITY.

        From time to time, customers make claims and take legal action pertaining to ACNB's performance of its fiduciary responsibilities. Whether customer claims and legal action related to ACNB's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to ACNB, they may result in significant financial liability and/or adversely affect the market perception of ACNB and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on ACNB's business, which, in turn, could have a material adverse effect on ACNB's financial condition and results of operations.

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

PENNSYLVANIA BUSINESS CORPORATION LAW AND VARIOUS ANTI-TAKEOVER PROVISIONS UNDER ACNB'S ARTICLES AND BYLAWS COULD IMPEDE THE TAKEOVER OF ACNB.

        Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire ACNB, even if the acquisition would be advantageous to shareholders. In addition, ACNB has various anti-takeover measures in place under its articles of incorporation and bylaws, including a supermajority vote requirement for mergers, a staggered Board of Directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of ACNB without the approval of the Board of Directors and may prevent shareholders from taking part in a transaction in which they could realize a premium over the current market price of ACNB common stock.

IF ACNB CONCLUDES THAT THE DECLINE IN VALUE OF ANY OF ITS INVESTMENT SECURITIES IS AN OTHER-THAN-TEMPORARY IMPAIRMENT, ACNB IS REQUIRED TO WRITE DOWN THE VALUE OF THAT SECURITY THROUGH A CHARGE TO EARNINGS.

        ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is an other-than-temporary impairment. If ACNB determines that the decline is an other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings for credit related impairment. Non-credit related reductions in the value of a security do not require a write down of the value through earnings. Changes in the expected cash flows related to the credit related piece of the investment of a security in ACNB's investment portfolio or a prolonged price decline may result in ACNB's conclusion in future periods that an impairment is other-than-temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other-than-temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

ACNB IS SUBJECT TO POTENTIAL IMPAIRMENT OF GOODWILL AND INTANGIBLES.

        RIG has certain long-lived assets including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill, that has an indefinite useful life is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment.

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

        Lending money is a substantial part of ACNB's business through its banking subsidiary. However, every loan that ACNB makes carries a certain risk of non-payment. ACNB cannot assure that its allowance for loan losses will be sufficient to absorb actual loan losses. ACNB also cannot assure that it will not experience significant losses in its loan portfolio that may require significant increases to the allowance for loan losses in the future.

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

        Local economic conditions could impact the loan portfolio of ACNB. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could further weaken the economies of the communities ACNB serves. Weakness in the market areas served by ACNB could depress the Corporation's earnings and, consequently, its financial condition because:

  •
  Borrowers may not be able to repay their loans;

  •
  The value of the collateral securing ACNB's loans to borrowers may decline; and/or,

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

CHANGES IN REAL ESTATE VALUES MAY ADVERSELY IMPACT ACNB'S BANKING SUBSIDIARY LOANS THAT ARE SECURED BY REAL ESTATE.

        A significant portion of ACNB's banking subsidiary loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated in Adams County, Pennsylvania. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, and acts of nature. If real estate prices decline, particularly in ACNB's market area, the value of the real estate collateral securing ACNB's loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on ACNB's financial conditions and results of operations.

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

CONSUMERS MAY DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS.

        Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation", could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on ACNB's financial condition and results of operations.

THE CURRENT ECONOMIC DOWNTURN MAY CONTINUE TO ADVERSELY AFFECT SECONDARY SOURCES OF LIQUIDITY.

        In addition to primary sources of liquidity in the form of deposits and principal and interest payments on outstanding loans and investments, ACNB maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh, and third-party commercial banks. However, market liquidity conditions have been negatively impacted by disruptions in the capital markets and could, in the future, have a negative impact on ACNB's secondary sources of liquidity.

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

THE POTENTIAL RATING DOWNGRADE OF THE UNITED STATES GOVERNMENT MAY ADVERSELY AFFECT ACNB.

        In July 2011, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which ACNB invests and receives lines of credit from on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States' credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and on ACNB's financial condition and results of operations is uncertain.

ACNB'S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.

        Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its Deposit Insurance Fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB's financial condition, results of operations, and ability to continue to pay dividends on common stock at the current rate or at all.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of eighteen offices at December 31, 2011. All offices are located in Adams County with the exception of one office located in Cumberland County and four offices located in York County. There are also loan production offices situated in Franklin and York Counties, Pennsylvania. Offices at fifteen locations are owned, while six are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG has two leased offices located in Carroll County and Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2011, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock began trading on NASDAQ under the symbol ACNB on December 20, 2010. At December 31, 2011 and 2010, there were 20,000,000 shares of common stock authorized, 6,008,409 and 5,990,943 shares issued, respectively, and 5,945,809 and 5,928,343 shares outstanding, respectively. As of December 31, 2011, ACNB had approximately 2,467 stockholders of record. At December 31, 2011 and 2010, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. Please refer to Notes J and N of the consolidated financial statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2011, there were no shares of common stock granted as restricted stock awards to either employees or directors.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2011, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2011, there were 17,466 shares of common stock issued through the Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2011, 2010 or 2009.

        The following table reflects the quarterly high and low prices of ACNB's common stock for the periods indicated and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2011:
First Quarter	$16.50	$15.00	$0.19
Second Quarter	16.50	14.85	0.19
Third Quarter	15.99	13.70	0.19
Fourth Quarter	15.50	13.34	0.19
2010:
First Quarter	$13.30	$11.85	$0.19
Second Quarter	14.70	12.80	0.19
Third Quarter	15.10	13.60	0.19
Fourth Quarter	16.00	14.01	0.19

 Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ACNB Corporation	100.00	83.64	71.88	80.08	102.35	94.97
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
Mid-Atlantic Custom Peer Group*	100.00	91.11	72.66	72.66	73.57	73.91

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of December 31, 2011, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	CB Financial Services, Inc.	Carmichaels	PA
1st Constitution Bancorp	Cranbury	NJ	CBT Financial Corporation	Clearfield	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	CCFNB Bancorp, Inc.	Bloomsburg	PA
Absecon Bancorp	Absecon	NJ	Cecil Bancorp, Inc.	Elkton	MD
Adirondack Trust Company	Saratoga Springs	NY	Chesapeake Bancorp	Chestertown	MD
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Citizens Financial Services, Inc.	Mansfield	PA
American Bank Incorporated	Allentown	PA	Citizens National Bank of Meyersdale	Meyersdale	PA
AmeriServ Financial, Inc.	Johnstown	PA	Clarion County Community Bank	Clarion	PA
Annapolis Bancorp, Inc.	Annapolis	MD	CommerceFirst Bancorp, Inc.	Annapolis	MD
Apollo Bancorp, Inc.	Apollo	PA	Commercial National Financial Corporation	Latrobe	PA
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	Community Bank of Bergen County	Maywood	NJ
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Community Bankers' Corporation	Indiana	PA
Bank of Akron	Akron	NY	Community First Bancorp, Inc.	Reynoldsville	PA
Bank of Utica	Utica	NY	Community First Bank	Somerset	NJ
BCSB Bancorp, Inc.	Baltimore	MD	Community National Bank	Great Neck	NY
Berkshire Bancorp Inc.	New York	NY	Community National Bank of Northwestern Pennsylvania	Albion	PA
Brunswick Bancorp	New Brunswick	NJ	Community Partners Bancorp	Middletown	NJ
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	Cornerstone Financial Corp.	Mount Laurel	NJ
Capital Bank of New Jersey	Vineland	NJ	Country Bank Holding Company, Inc.	New York	NY
Carrollton Bancorp	Columbia	MD	County First Bank	La Plata	MD
Damascus Community Bank	Damascus	MD	Lyons Bancorp, Inc.	Lyons	NY

Company	City	State	Company	City	State
Delaware Bancshares, Inc.	Walton	NY	Madison National Bancorp Inc.	Hauppauge	NY
Delhi Bank Corp.	Delhi	NY	Mainline Bancorp, Inc.	Ebensburg	PA
Delmar Bancorp	Salisbury	MD	Manor Bank	Manor	PA
Dimeco, Inc.	Honesdale	PA	Mars National Bank	Mars	PA
DNB Financial Corporation	Downingtown	PA	Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
Eagle National Bancorp, Inc.	Upper Darby	PA	Mid Penn Bancorp, Inc.	Millersburg	PA
Easton Bancorp, Inc.	Easton	MD	Mifflinburg Bank & Trust Company	Mifflinburg	PA
Elmer Bancorp, Inc.	Elmer	NJ	MNB Corporation	Bangor	PA
Embassy Bancorp, Inc.	Bethlehem	PA	Muncy Bank Financial, Inc.	Muncy	PA
Emclaire Financial Corp.	Emlenton	PA	National Bank of Coxsackie	Coxsackie	NY
Empire National Bank	Islandia	NY	National Capital Bank of Washington	Washington	DC
ENB Financial Corp	Ephrata	PA	Neffs Bancorp, Inc.	Neffs	PA
Enterprise Financial Services Group, Inc	Allison Park	PA	New Jersey Community Bank	Freehold	NJ
Enterprise National Bank N.J.	Kenilworth	NJ	New Millennium Bank	New Brunswick	NJ
ES Bancshares, Inc.	Newburgh	NY	New Tripoli Bancorp, Inc.	New Tripoli	PA
Evans Bancorp, Inc.	Hamburg	NY	New Windsor Bancorp, Inc.	New Windsor	MD
Farmers and Merchants Bank	Upperco	MD	Northumberland Bancorp	Northumberland	PA
Fidelity D & D Bancorp, Inc.	Dunmore	PA	Norwood Financial Corp.	Honesdale	PA
First Bank	Hamilton	NJ	Old Line Bancshares, Inc.	Bowie	MD
First Bank of Delaware	Wilmington	DE	Orange County Bancorp, Inc.	Middletown	NY
First Community Financial Corporation	Mifflintown	PA	Parke Bancorp, Inc.	Sewell	NJ
First Keystone Corporation	Berwick	PA	Pascack Bancorp, Inc.	Westwood	NJ
First National Bank of Groton	Groton	NY	Patapsco Bancorp, Inc.	Dundalk	MD
First Resource Bank	Exton	PA	Penn Bancshares, Inc.	Pennsville	NJ
Fleetwood Bank Corporation	Fleetwood	PA	Penns Woods Bancorp, Inc.	Williamsport	PA
FNB Bancorp, Inc.	Newtown	PA	Penseco Financial Services Corporation	Scranton	PA
FNBM Financial Corporation	Minersville	PA	Peoples Bancorp, Inc.	Chestertown	MD
FNBPA Bancorp, Inc.	Port Allegany	PA	Peoples Financial Services Corp.	Hallstead	PA
Franklin Financial Services Corporation	Chambersburg	PA	Peoples Limited	Wyalusing	PA
Frederick County Bancorp, Inc.	Frederick	MD	PSB Holding Corporation	Preston	MD
Glen Burnie Bancorp	Glen Burnie	MD	Putnam County National Bank of Carmel	Carmel	NY
Glenville Bank Holding Company, Inc.	Scotia	NY	QNB Corp.	Quakertown	PA
GNB Financial Services, Inc.	Gratz	PA	Regal Bancorp, Inc.	Owings Mills	MD
Gotham Bank of New York	New York	NY	Republic First Bancorp, Inc.	Philadelphia	PA
Greater Hudson Bank, National Association	Middletown	NY	Rising Sun Bancorp	Rising Sun	MD
Hamlin Bank and Trust Company	Smethport	PA	Riverview Financial Corporation	Halifax	PA
Harbor Bankshares Corporation	Baltimore	MD	Royal Bancshares of Pennsylvania, Inc.	Narberth	PA
Harford Bank	Aberdeen	MD	Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
Harvest Community Bank	Pennsville	NJ	Scottdale Bank & Trust Company	Scottdale	PA
Herald National Bank	New York	NY	Shore Community Bank	Toms River	NJ
Highlands Bancorp, Inc.	Vernon	NJ	Solvay Bank Corporation	Solvay	NY
Hilltop Community Bancorp, Inc.	Summit	NJ	Somerset Hills Bancorp	Bernardsville	NJ
Honat Bancorp, Inc.	Honesdale	PA	Somerset Trust Holding Company	Somerset	PA
Hopewell Valley Community Bank	Pennington	NJ	Steuben Trust Corporation	Hornell	NY
Howard Bancorp, Inc.	Ellicott City	MD	Stewardship Financial Corporation	Midland Park	NJ
IBW Financial Corporation	Washington	DC	Sussex Bancorp	Franklin	NJ
Jeffersonville Bancorp	Jeffersonville	NY	Tri-County Financial Corporation	Waldorf	MD
Jonestown Bank and Trust Co.	Jonestown	PA	Turbotville National Bancorp, Inc.	Turbotville	PA
JTNB Bancorp, Inc.	Jim Thorpe	PA	UNB Corporation	Mount Carmel	PA
Juniata Valley Financial Corp.	Mifflintown	PA	Union Bancorp, Inc.	Pottsville	PA
Kinderhook Bank Corporation	Kinderhook	NY	Unity Bancorp, Inc.	Clinton	NJ
Kish Bancorp, Inc.	Reedsville	PA	VSB Bancorp, Inc.	Staten Island	NY
Landmark Bancorp, Inc.	Pittston	PA	West Milton Bancorp, Inc.	West Milton	PA
Liberty Bell Bank	Marlton	NJ	Woodlands Financial Service Company	Williamsport	PA
Luzerne National Bank Corporation	Luzerne	PA

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Interest income	$41,832	$44,640	$45,812	$47,921	$51,581
Interest expense	7,462	9,623	13,560	18,897	26,561

Net interest income	34,370	35,017	32,252	29,024	25,020
Provision for loan losses	5,435	6,410	4,750	5,570	500

Net interest income after provision for loan losses	28,935	28,607	27,502	23,454	24,520
Other income	11,737	12,172	11,703	10,438	10,364
Other expenses	30,016	30,303	30,629	26,071	25,030

Income before income taxes	10,656	10,476	8,576	7,821	9,854
Applicable income taxes	2,154	2,057	1,357	1,077	1,917

Net income	$8,502	$8,419	$7,219	$6,744	$7,937

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,004,823	$968,667	$961,904	$976,679	$926,665
Securities	219,259	200,774	219,929	252,536	290,496
Loans, net	678,986	650,039	632,706	630,330	542,354
Deposits	782,795	746,526	728,523	690,297	670,640
Borrowings	117,153	120,585	135,585	190,404	161,012
Stockholders' equity	97,474	93,754	88,303	84,439	85,130
COMMON SHARE DATA*
Earnings per share—basic	$1.43	$1.42	$1.22	$1.13	$1.32
Cash dividends paid	0.76	0.76	0.76	0.76	0.76
Book value per share	16.39	15.81	14.90	14.18	14.21
Weighted average number of common shares	5,936,030	5,928,343	5,936,001	5,988,525	5,990,943
Dividend payout ratio	53.15%	53.52%	62.50%	67.47%	57.52%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.85%	0.86%	0.75%	0.72%	0.81%
Return on average equity	8.80%	9.15%	8.34%	7.96%	9.83%
Average stockholders' equity to average assets	9.72%	9.40%	8.99%	9.10%	8.23%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	2.02%	2.35%	2.39%	1.52%	0.41%
Net charge-offs to average loans outstanding	0.77%	0.47%	0.03%	0.68%	0.00%
Allowance for loan losses to total loans	2.23%	2.29%	1.86%	1.16%	1.07%
Allowance for loan losses to non-performing loans	110.29%	97.43%	77.72%	76.33%	258.99%

*
All amounts restated for the 5% common stock dividend distributed in December 2006 and 2007.

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2011. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2011 continued to be challenging for many financial institutions with high levels of problem assets, recession in the housing markets, lingering high unemployment, and slow uneven growth. ACNB continued to be profitable and well capitalized despite expenses elevated from the aftershocks of this epic challenge to the United States economy. Lower provision for loan losses, which is still quite high by historic levels, and continued careful spending resulted in increased net income to $8,502,000, or $1.43 per share, in 2011, compared to $8,419,000, or $1.42 per share, in 2010 and $7,219,000, or $1.22 per share, in 2009. Returns on average equity were 8.80%, 9.15% and 8.34% in 2011, 2010 and 2009, respectively.

        Because funding costs were near practical floors, they could not be decreased at the same rate of earning assets decreases, therefore the Corporation's net interest margin decreased from 2010 on average to 3.74% in 2011, compared to 3.92% and 3.64% in 2010 and 2009, respectively. Net interest income was $34,370,000 in 2011, as compared to $35,017,000 in 2010 and $32,252,000 in 2009.

        Other income was $11,737,000, $12,172,000 and $11,703,000 in 2011, 2010 and 2009, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which decreased by 3% in 2011 with the effects of lower premium insurance and reduced commercial insurance volume due to economic contractions. In 2011, a $1,000 net gain was recognized on investments compared to net gains of $72,000 in 2010 and $17,000 in 2009. In 2009, the Corporation took an impairment charge of $522,000 on two equity securities that were determined to be other-than-temporarily impaired; no impairment charges occurred in either 2010 or 2011. Income from fiduciary activities totaled $1,396,000 for 2011, as compared to $1,303,000 for 2010 and $1,057,000 for 2009. Trust fiduciary income benefited from continued organic growth in average assets under administration and higher estate settlement fees. Service charges on deposit accounts was stable at $2,418,000 for 2011, and revenue from ATM and debit card transactions increased 10% to $1,236,000 due to higher volume.

        Other expenses decreased to $30,016,000, or by 1%, in 2011, as compared to $30,303,000 in 2010. Other expenses totaled $30,629,000 in 2009. The largest component of other expenses is salaries and employee benefits, which decreased 1% to $17,138,000 in 2011 compared to $17,318,000 in 2010, in part due to lower defined benefit pension plan expense. Compared to 2010, occupancy expense decreased 6% in 2011 due to less specific repairs, while equipment expense increased 5% from increased investment in and maintenance on technology assets. Professional services expenses decreased 18% due to strategic initiatives and the subsidiary bank charter conversion during 2010. FDIC and other regulatory expenses decreased by 28% in 2011. Significantly higher expense since 2009 was the result of a requirement of all FDIC-insured banks to restore the Deposit Insurance Fund due to the cost of protecting depositors' accounts at failed banks during the severe recession. A more thorough discussion of the Corporation's results of operations is included in the following pages.

RESULTS OF OPERATIONS

Net Interest Income

        The primary source of ACNB's traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and interest bearing deposits with banks. Interest bearing liabilities include deposits and borrowings.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2011			2010			2009
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$674,897	$34,493	5.11%	$663,642	$36,043	5.43%	$646,819	$35,626	5.51%

Taxable securities	184,642	6,006	3.25%	176,758	7,181	4.06%	186,403	8,620	4.62%
Tax-exempt securities	33,681	1,252	3.72%	34,470	1,308	3.79%	39,061	1,488	3.81%

Total Securities	218,323	7,258	3.32%	211,228	8,489	4.02%	225,464	10,108	4.48%
Other	26,826	81	0.30%	17,902	108	0.60%	13,829	78	0.56%

Total Interest Earning Assets	920,046	41,832	4.55%	892,772	44,640	5.00%	886,112	45,812	5.17%

Cash and due from banks	13,556			14,721			14,771
Premises and equipment	13,898			14,324			14,156
Other assets	62,301			71,180			57,393
Allowance for loan losses	(15,369)			(14,068)			(9,669)

Total Assets	$994,432			$978,929			$962,763

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$138,242	$115	0.08%	$128,835	$125	0.10%	$114,979	$139	0.12%
Savings deposits	230,221	354	0.15%	214,812	445	0.21%	205,899	885	0.43%
Time deposits	292,381	3,988	1.36%	304,891	5,653	1.85%	307,893	8,283	2.69%

Total Interest Bearing Deposits	660,844	4,457	0.67%	648,538	6,223	0.96%	628,771	9,307	1.48%
Short-term borrowings	43,124	91	0.21%	42,849	119	0.28%	46,885	331	0.71%
Long-term borrowings	76,776	2,914	3.80%	85,385	3,281	3.84%	101,260	3,922	3.87%

Total Interest Bearing Liabilities	780,744	7,462	0.96%	776,772	9,623	1.24%	776,916	13,560	1.75%

Non-interest bearing demand deposits	109,070			98,862			87,503
Other liabilities	8,005			11,321			11,814
Stockholders' equity	96,613			91,974			86,530

Total Liabilities and Stockholders' Equity	$994,432			$978,929			$962,763

NET INTEREST INCOME		$34,370			$35,017			$32,252

INTEREST RATE SPREAD			3.59%			3.76%			3.42%

NET INTEREST MARGIN			3.74%			3.92%			3.64%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees of $48,000, $52,000 and $90,000 as of December 31, 2011, 2010 and 2009, respectively, are included in interest income. Yields on tax-exempt securities are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2011, 2010 and 2009. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $34,370,000 in 2011, as compared to $35,017,000 in 2010 and $32,252,000 in 2009. During 2011, net interest income decreased as a result of lower interest income exceeding lower funding cost due to the inability to lower deposit rates further after several years of continued record low rates and a one-time interest recovery on a large loan in 2010. In addition to this recovery, the increase in net interest income in 2010 was primarily related to a better mix of earning assets and market-driven lower rates on funding.

        The net interest margin during 2011 was 3.74% compared to 3.92% during 2010. The margin decreased due to continued decreasing earning asset yields that exceeded decreasing funding costs from lower rates on new or renewed time deposits and lower market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and has maintained it at 0% to 0.25% since that time. In addition, the Federal Reserve Bank has embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit; the result was a 0.28% decrease in funding costs in 2011. Overtaking the benefit of a lower cost of funds in 2011, however, was earning asset yield declines in the investment portfolio as new purchases were at lower rates, as well as declines in the loan portfolio from existing adjustable rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields in 2010 were partially offset by interest income of $605,000 on full payoff of a loan that was in nonaccrual status in prior years. This one-time recovery increased earning asset yield and net interest margin by seven basis points (.07%) for the year ended December 31, 2010. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and the investment securities portfolio will most likely continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $920,046,000 in 2011, an increase of 3.1% from the balance of $892,772,000 in 2010, which was an increase from $886,112,000 in 2009. Loan growth represented the largest increase in average assets in 2011, along with smaller increases in the investment portfolio and interest bearing deposits. Loan growth in 2010 was partially offset by decreases in the investment portfolio. Average interest bearing liabilities were $780,774,000 in 2011, up from $776,772,000 in 2010 after a slight decrease from $776,916,000 in 2009. Average non-interest bearing demand deposits increased 10.3%, continuing the trend upward for 2010 and 2009. This increase was attributed to new relationships and the value placed on FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 3.0%, while borrowings decreased by 6.5% as a result of funds available from deposit increases. Lower-cost transaction and savings deposits grew while time deposits decreased in 2011, continuing a trend started in 2008. This trend is attributed to depositors favoring liquidity in a generally low rate environment.

        The rate/volume analysis detailed in Table 2 shows that the decrease in net interest income in 2011 was due to earning asset rate decreases exceeding funding cost rate decreases. Earning asset yields declined due to new purchases at lower rates in the investment portfolio and declines in the loan portfolio from existing adjustable rate loans resetting at lower rates and new lower-rate originations replacing loan amortizations at higher rates. In 2011, the decrease in interest income was 30% higher than the decrease in interest expense. Interest expense decreased due to less time deposit and borrowed fund volume and rate decreases in all interest bearing liability categories. Favorable rate changes resulting in less interest expense in 2010, as compared to 2009, were only partially offset by decreased volume in securities assets and loan rate decreases from loans resetting or originated at lower rates in 2010.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2011 versus 2010			2010 versus 2009
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$603	$(2,153)	$(1,550)	$918	$(501)	$417
Taxable securities	309	(1,484)	(1,175)	(430)	(1,009)	(1,439)
Tax-exempt securities	(30)	(26)	(56)	(174)	(6)	(180)

Total Securities	279	(1,510)	(1,231)	(604)	(1,015)	(1,619)
Other	40	(67)	(27)	24	6	30

Total	$922	$(3,730)	$(2,808)	$338	$(1,510)	$(1,172)

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$9	$(19)	$(10)	$15	$(29)	$(14)
Savings deposits	30	(121)	(91)	37	(477)	(440)
Time deposits	(224)	(1,441)	(1,665)	(80)	(2,550)	(2,630)
Short-term borrowings	1	(29)	(28)	(26)	(186)	(212)
Long-term borrowings	(327)	(40)	(367)	(610)	(31)	(641)

Total	(511)	(1,650)	(2,161)	(664)	(3,273)	(3,937)

Change in Net Interest Income	$1,433	$(2,080)	$(647)	$1,002	$1,763	$2,765

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $5,435,000 in 2011, as compared to $6,410,000 in 2010 and $4,750,000 in 2009. ACNB adjusts the provision for loan losses periodically as necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

        For additional discussion of the provision and the loans associated therewith, please refer to the "Asset Quality" section of this Management's Discussion and Analysis.

Other Income

        Other income was $11,737,000 for the year-ended December 31, 2011, a $435,000, or 4%, decrease from 2010. The largest source of other income is commissions from insurance sales from RIG, which decreased 3% to $4,824,000. The decrease was due to lost customers in the economic downturn, increased competition and a soft (low premium) market. "Contingent" commissions were stable, after declining in 2010. The "contingent" or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened competition is expected to continue in this business line and contingent commissions are not predictable.

        In 2011, investment gains of $1,000 were recognized compared to gains of $72,000 in 2010 and $17,000 in 2009. The higher gains in 2010 and 2009 were to adjust the interest rate and credit risk composition of the portfolio by selling selected municipal securities, no sales were made in 2011. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Decreased market prices for these stocks below the acquisition prices resulted in the Corporation taking an impairment charge of $522,000 on these two equity securities during the third quarter of 2009. Based on market values in excess of the subsequent carrying values, additional impairment charges were not necessary in 2011 or 2010.

        Income from fiduciary activities, which includes fees from both institutional and personal trust and asset management services and estate settlement services, totaled $1,396,000 for the year-ended December 31, 2011, as compared to $1,303,000 for 2010 and $1,057,000 for 2009. At December 31, 2011, ACNB had total assets under administration of approximately $135,000,000, down 11% from $152,000,000 at the end of 2010 and $138,000,000 at the end of 2009. The increase in income was in part the result of higher estate settlement income in 2011 which varies with specific activity.

        Service charges on deposit accounts increased less than 1% to $2,418,000 on varying customer actions. Further, certain government regulations and policies effective in 2010 and 2011 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 10% to $1,236,000 due to higher volume. The increase resulted from consumer desire to use more electronic delivery channels; however government actions could result in rate controls on this activity in future years, the effect of which cannot be currently quantified. Fee income from sold mortgages decreased by $222,000, or 47%, due to lower sold mortgage volume.

Impairment Testing

        RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill that has an indefinite useful life is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment. As noted above, commissions from insurance sales decreased 3% although RIG's stand alone net income increased by 50% in 2011 compared to 2010 boosted by expense savings and elimination of management fees to the holding company. As the testing for potential impairment involves methods that include both current and projected income amounts, the fair value increased at December 31, 2011, as compared to previous years' impairment testing results.

        The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2011. However, future declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. A liability incurred at December 31, 2011, for contingent consideration owed on previous purchases of additional insurance books of business, did not unfavorably impact the fair value of RIG. The liability for further contingent consideration incurred was $338,000 compared to a maximum aggregate liability of $1,800,000 on two purchases that had a contingent consideration measurement date at December 31, 2011. The actual liability was lower than the potential maximum aggregate liability due to the uncertainties in retaining books of business in the current economic cycle. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses decreased 1% to $30,016,000 for the year ended December 31, 2011. The largest component of other expenses is salaries and employee benefits, which fell 1% to $17,138,000 compared to $17,318,000 in 2010. The reasons for the decrease in salaries and employee benefits expenses include the following:

  •
  decreased defined benefit pension expense due to prior year plan investment performance and the reduced benefit formula implemented by the Corporation on January 1, 2010,

  •
  stable other benefit plan costs, particularly medical insurance, and

  •
  lower production-based commissions and incentives, offset by

  •
  increases from higher employee usage of 401(k) plan benefits including the employer match and compliance cost, and payroll taxes,

  •
  normal merit increases to employees, and

  •
  an increase in the number of full-time equivalent employees.

        Salaries and employee benefits decreased $362,000 or 2% from 2009 to 2010. The decreased expense was due primarily to a significantly lower defined benefit pension expense in 2010 from better return on plan assets in 2009 after the severe downturn in return in 2008.

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. The Corporation's overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date; specifically, with low discount rates and fair value volatility, the expense will be negatively impacted in 2012 by the historically low rates at the latest measurement date and very low plan return in 2011.

        Net occupancy expense was $2,043,000 in 2011, $2,197,000 in 2010, and $2,281,000 in 2009. Equipment expense totaled $2,620,000 during 2011, as compared to $2,499,000 during 2010 and $2,175,000 during 2009. Occupancy was lower in 2011 due to lower repair and real estate tax expenditures; equipment expenses increased in 2011 due to new technology purchases and the related maintenance. Equipment expenses are subject to ever increasing technology demands and the need for systems reliability in a digital age. The majority of the expense increase in 2010 from 2009 was a result of various technology upgrades.

        Professional services expense totaled $911,000 for 2011, as compared to $1,116,000 for 2010 and $860,000 for 2009. Increased expense in 2010 included legal expense associated with problem loans and a series of strategic initiatives that included converting the subsidiary bank to a state charter, listing ACNB Corporation on the NASDAQ Stock Market, and work on the Dividend Reinvestment and Stock Purchase Plan. Other tax expenses increased slightly in 2011 compared to 2010 due to an increased capital base at the Bank. Supplies and postage expenses decreased in 2011 compared to the two prior years due to customers' increased use of electronic transaction channels.

        Marketing expenses increased 4% during 2011 due to expenses related to a new community office and various product promotions. In 2010, marketing expenses were higher than in 2009 due in part to communications regarding the subsidiary bank's change to a state charter.

        FDIC and regulatory expense for 2011 was $1,026,000, a decrease of $408,000 from $1,434,000 in 2010. FDIC and regulatory expense in 2009 was $1,958,000. Part of the decrease was due to the subsidiary Bank's conversion to a state charter which resulted in continued rigorous state and federal examination processes, but at a lower cost. Despite the decrease in 2011 and 2010, FDIC expense for all years presented was much higher than periods before the severe financial crisis. The much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors' accounts at failed banks during this recession. At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid 3.25 years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied in the second quarter of 2009. The prepaid assessment did not immediately affect Bank earnings. Each institution recorded its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. At December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted. Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be made to the FDIC at the end of the following quarter. Even though an estimated premium is prepaid under this current plan, the actual expense will vary based on several factors including quarter-end deposit levels and risk ratings.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $725,000, $292,000 and $18,000 for years ended December 31, 2011, 2010 and 2009, respectively. The escalating cost was due to the increased number and varying mix of commercial and residential collateral, unpaid property taxes and deferred maintenance required upon acquisition. In addition, some properties suffered decreases in value after acquisition (requiring write-downs to fair value) during prolonged marketing cycles for these distressed properties. The 2011 expense was net of a $194,000 gain on one commercial real estate participation loan in the first quarter. Foreclosed assets held for resale expenses are projected to remain high in 2012 due to the existing inventory of properties and projected additions based on information derived from the estimation process of the allowance for loan losses.

        Other operating expenses increased 5% in 2011 as a result of corporate governance, communications and loan promotion expenditures. Other operating expenses decreased 12% in 2010 from 2009 mainly as a result of cost savings in discretionary expenditures.

Provision for Income Taxes

        ACNB recognized income taxes of $2,154,000, or 20.2% of pretax income, during 2011, as compared to $2,057,000, or 19.6%, during 2010 and $1,357,000, or 15.8%, during 2009. The variances from the federal statutory rate are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits).

        The increasing effective tax rate during 2011 and 2010 compared to 2009 was a result of increasing pretax income in relationship to stable tax-exempt income. Pretax income increased in 2011 and 2010 due to revenue and expense elements described above.

        At December 31, 2011, net deferred tax assets amounted to $1,447,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings and capital gains will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2011.

FINANCIAL CONDITION

        Average earning assets increased in 2011 to $920,046,000, or by 3%, from $892,772,000 in 2010 following $886,112,000 in 2009. ACNB's investment portfolio increased in 2011 from strong deposit growth after it had decreased in 2010 and 2009 as a result of the planned objective to fund in-market loans and reduce average borrowings. Loans increased 2% and 3% on average in 2011 and 2010, respectively. Besides funds provided by investment pay-downs, growth in loans was funded by increased customer deposits. Average deposits increased in 2011 to $769,914,000 from $747,400,000 in 2010 and $716,274,000 in 2009. Average borrowings decreased in 2011 to $119,900,000 from $128,234,000 in 2010 and $148,145,000 in 2009.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The increase in the securities portfolio in 2011 was mainly to deploy growth in deposits into available investments that combined the desired combination of yield, liquidity and manageable interest rate risk sensitivity. This process was made more challenging due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by their open market purchases, the yields are maintained at a lower level than would otherwise be the case. The contraction in the securities portfolio during 2010 was designed to fund increased lending in the earning asset mix, but was also a result of relatively low yields available on investments within the credit quality and interest rate sensitivity targets of ACNB. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2011, the securities balance included a net unrealized gain on available for sale securities of $5,996,000, net of taxes, on amortized cost of $200,144,000 versus a net unrealized gain of $3,923,000, net of taxes, on amortized cost of $184,787,000 at December 31, 2010. The increase in fair value of available for sale securities during 2011 was a result of a higher amount of investments in the portfolio and changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and separate concerns about European sovereign debt offset the bonds markets concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve, however fair values were volatile on any given day in 2011. The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments. The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities' relationship to other benchmark quoted prices. The Corporation uses a trusted service provider to provide matrix pricing and uses the valuation of another provider to compare the pricing for reasonableness. The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Both holding companies continue to pay cash dividends, which was one of the driving forces in the initial investment decision. However, current market prices for these stocks are below the prices paid at the time of acquisition. A review of the factors that may be contributing to these price declines led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired. A charge against current earnings of $522,000 was taken in the third quarter of 2009 to write-down the value of these securities. Please refer to Note C—"Securities" in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L—"Fair Value Measurements" in the Notes to Consolidated Financial Statements for more information about fair value.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2011	2010	2009
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$40,169	$28,260	$24,328
Mortgage-backed securities	107,527	114,359	133,497
State and municipal	46,317	34,676	41,271
Corporate bonds	13,379	11,659	10,174
CRA mutual fund	1,081	1,030	—
Stock in other banks	754	746	602

	209,227	190,730	209,872

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	10,032	10,044	10,057

	10,032	10,044	10,057

TOTAL	$219,259	$200,774	$219,929

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2011. Many securities have call features that make there redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$—	—%	$39,139	2.90%	$8,125	2.24%	$2,005	5.50%	$49,269	2.90%
Mortgage-backed securities	—	—	—	—	46,596	4.54	55,463	3.80	102,059	4.14
State and municipal	501	4.00	3,777	3.20	30,919	3.67	8,875	3.77	44,072	3.65
Corporate bonds	6,081	6.88	7,024	3.26	—	—	—	—	13,105	4.94
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	627	—	627	—

	$6,582	6.66%	$49,940	2.98%	$85,640	4.01%	$68,014	3.76%	$210,176	3.76%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Loans outstanding increased by $29,177,000, or 4.4%, in 2011, as compared to 3% growth experienced in 2010, demonstrating the determined efforts to lend to creditworthy borrowers despite the continued difficult economic conditions. The higher growth was centered in increased commercial purpose loans (both real estate secured and non real estate secured) and in local market residential mortgages, in part offset by continued declines in commercial construction loans. The commercial purpose segments increased $13,500,000 or 5%, during 2011; spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial real estate secured lending. Residential real estate mortgage lending, which include smaller commercial purpose loans secured by the owner's home, increased by $17,900,000 or 5%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $17,900,000 increase, $1,400,000 was residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market continues to be weak and property values further deteriorate. Real estate construction loans continued to decline in 2011, down $3,900,000 or 15%, as a result of the weak demand in the residential real estate market and because of stricter underwriting on this type due to the category's credit attributes.

        The commercial loan increase was higher in 2010 compared to 2009 as the result of more concentrated efforts by a larger lending staff despite reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$56,145	$52,676	$45,947	$59,861	$62,844
Real estate:
Commercial	236,017	225,950	209,054	173,926	127,465
Construction	22,757	26,635	37,966	48,958	38,370
Residential	363,798	345,854	337,342	341,916	310,459
Consumer	15,751	14,176	14,378	13,062	9,064

Total Loans	$694,468	$665,291	$644,687	$637,723	$548,202

        The repricing range of the loan portfolio and the amounts of loans with predetermined and fixed rates are presented in the table below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$24,379	$20,308	$11,458	$56,145
Real estate:
Commercial	60,753	139,022	36,242	236,017
Construction	15,353	6,528	876	22,757
Residential	74,620	89,272	199,906	363,798

Total	$175,105	$255,130	$248,482	$678,717

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$16,989	$21,328	$17,828	$56,145
Real estate:
Commercial	16,639	122,474	96,904	236,017
Construction	12,774	5,915	4,068	22,757
Residential	42,685	84,773	236,340	363,798

Total	$89,087	$234,490	$355,140	$678,717

Loans with a fixed interest rate	$39,082	$32,244	$220,537	$291,863
Loans with a variable interest rate	50,005	202,246	134,603	386,854

Total	$89,087	$234,490	$355,140	$678,717

        Most of the Corporation's lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $99,700,000, or 14% of total loans, at December 31, 2011. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold subprime mortgages in its loan portfolio.

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interests rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $10,318,000 and $13,367,000 at December 31, 2011 and 2010, respectively. During 2011, $1,939,000 of new loans and advances were extended and repayments totaled $4,988,000. None of these loans were past due, in non-accrual status, or restructured at December 31, 2011.

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

        Although materially elevated from several years back, the unemployment rate in ACNB's market area remained below the state and national average during 2011. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2011, continued contraction in new residential real estate development/construction and general lower economic activity lingered from the recent major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

        Non-performing assets include nonaccrual and restructured loans (troubled debt restructures or TDRs), accruing loans past due 90 days or more, and other foreclosed assets. The accrual of interest on residential mortgage and commercial loans (consisting of commercial and industrial, commercial real estate, and commercial real estate construction loan classes) is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer loans (consisting of home equity lines of credit and consumer loan classes) are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as a TDR if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted to a borrower, for economic or legal reasons related to the borrower's financial difficulties. For all periods presented, TDRs were also nonaccrual loans.

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2011	2010	2009	2008	2007
Nonaccrual loans, including TDRs	$12,846	$14,657	$13,308	$7,723	$854
Accruing loans 90 days past due	1,191	997	2,107	1,963	1,404

Total Non-Performing Loans	14,037	15,654	15,415	9,686	2,258

Foreclosed real estate	4,437	7,859	6,046	625	136

Total Non-Performing Assets	$18,474	$23,513	$21,461	$10,311	$2,394

Ratios:
Non-performing loans to total loans	2.02%	2.35%	2.39%	1.52%	0.41%
Non-performing assets to total assets	1.84%	2.43%	2.23%	1.06%	0.26%
Allowance for loan losses to non-performing loans	110.29%	97.43%	77.72%	76.33%	258.99%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $652,000 in 2011, $464,000 in 2010, and $643,000 in 2009. The decrease in nonaccrual loans is discussed further below.

        Impaired loans at December 31, 2011 and 2010, totaled $12,846,000 and $14,657,000, respectively. At December 31, 2011 and 2010, $1,496,000 and $2,143,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $1,181,000 and $2,059,000, respectively. The decrease in impaired loans was mainly related to loan amounts that were repaid by the borrowers, were charged off or were eliminated by the Corporation taking legal actions to repossess the collateral and then book the fair value of the collateral, less the cost to sell, as foreclosed assets held for resale. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $10,807,000 at December 31, 2011, compared to $15,560,000 at December 31, 2010.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. The fair value of $4,437,000 at December 31, 2011, included one economic development real estate project and five commercial use real estate properties totaling $3,135,000. The economic development project has a recorded fair value of $930,000 and is under a sales agreement with conditions. Five other commercial use real estate properties were brought into foreclosed real estate in 2010 or 2011 with an aggregate fair value of $2,205,000. In addition, the fair value of $1,302,000 for foreclosed real estate at December 31, 2011, represented 11 residential real estate single homes, two of which were taken into foreclosed real estate in 2010, the remainder in 2011. All properties are being actively marketed to targeted buyers by external and internal resources. The fair value of $7,859,000 at December 31, 2010, represented one commercial real estate participation loan with a fair value of $5,180,000 that was sold in 2011 at a gain of $194,000, and the economic development project, four commercial real estate, and five single homes loans.

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

  •
  the current estimated fair value of underlying collateral; and,

  •
  prevailing market conditions.

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

  •
  national, regional, and local economic and business conditions, as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans;

  •
  nature and volume of the portfolio and terms of loans;

  •
  experience, ability and depth of lending management and staff;

  •
  volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,

  •
  existence and effect of any concentrations of credit and changes in the level of such concentrations.

        Management determines the unallocated portion of the allowance for loan losses, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based on the following criteria:

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2011	2010	2009	2008	2007
Beginning balance	$15,252	$11,981	$7,393	$5,848	$5,375
Provision for loan losses	5,435	6,410	4,750	5,570	500
Loans charged-off:
Commercial, financial and agricultural	1,861	204	221	1,169	6
Real estate	2,550	2,049	64	2,815	—
Consumer	832	928	63	68	39

Total Loans Charged-Off	5,243	3,181	348	4,052	45

Recoveries:
Commercial, financial and agricultural	34	2	172	7	14
Consumer	4	40	14	20	4

Total Recoveries	38	42	186	27	18

Net charge-offs (recoveries)	5,205	3,139	162	4,025	27

Ending balance	$15,482	$15,252	$11,981	$7,393	$5,848

Ratios:
Net charge-offs to average loans	0.77%	0.47%	0.03%	0.68%	—%
Allowance for loan losses to total loans	2.23%	2.29%	1.86%	1.16%	1.07%

Table 9—Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008		2007
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,582	8.1%	$2,074	7.9%	$1,539	7.1%	$1,383	9.4%	$1,204	11.5%
Real estate:
Commercial	6,007	34.0	6,346	34.0	4,250	28.1	2,034	27.3	1,226	23.3
Construction	548	3.3	1,154	4.0	3,086	5.9	1,970	7.7	2,494	7.0
Residential	3,624	52.3	3,108	44.6	1,693	56.7	1,051	53.6	605	56.6
Consumer	926	2.3	861	9.5	403	2.2	325	2.0	207	1.6
Unallocated	1,795	N/A	1,709	N/A	1,010	N/A	630	N/A	112	N/A

Total	$15,482	100.0%	$15,252	100.0%	$11,981	100.0%	$7,393	100.0%	$5,848	100.0%

        The allowance for loan losses at December 31, 2011, was $15,482,000, or 2.23% of loans, as compared to $15,252,000, or 2.29% of loans, at December 31, 2010. The ratio of non-performing loans plus foreclosed assets to total assets was 1.84% at December 31, 2011, as compared to 2.43% at December 31, 2010.

        Loans past due 90 days and still accruing were $1,191,000 and nonaccrual loans were $12,846,000 as of December 31, 2011. Loans past due 90 days and still accruing were $997,000 at December 31, 2010, while nonaccruals were $14,657,000.

        Additional information on nonaccrual loans at December 31, 2011 and 2010, follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006–2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995–2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003–2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006–2008

Total	24	$12,846	$1,181	$4,301

December 31, 2010
Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995–2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003–2007
Commercial and industrial	1	974	549	30	In market	2007

Total	23	$14,657	$2,059	$2,134

*
Transferred to other real estate owned in the second quarter of 2010.

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2010 for purposes listed in the classification in the table above.

        The Corporation has two unrelated impaired loans totaling $2,520,000 to finance residential real estate development projects in the Corporation's primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status. The loans have standard terms and conditions including repayment from the sales of the respective properties, and no interest reserves. Both loans were originated during the first half of 2006. One loan matured with the inability of the borrower to fund necessary infrastructure improvements, the Corporation charged down the loan by $2.5 million in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy. ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses for the property and updated observed declines in fair value, respectively. It was expected that various real estate collateral on this loan would be protected by a fair value bid at sheriff sale in 2011, however such sales were delayed by legal actions and are now expected in 2012, after which ACNB will market the property to the appropriate buyers. On the other larger residential real estate loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged-down by $274,000 in the first quarter of 2011 due to current declines in fair value and subsequently additional paydowns were made by the borrower from sales of collateral in 2011. Because of the 2011 writedowns and principal repayment, there was no specific valuation allowance on these two unrelated loans at December 31, 2011. Two smaller residential real estate development loans totaled $388,000 when added in 2010; one was settled with a charge down of $77,000 and subsequently sold without further loss, the other loan was reduced by collateral sales to $94,000, which is supported by the remaining collateral's current fair value. A third smaller loan in this category was protected by the Bank at sheriff sale in the fourth quarter of 2011, charged down by $87,000 to fair value less the cost to sale to $189,000 and carried in foreclosed assets at December 31, 2011.

        In the second quarter of 2009, a $2,200,000 loan to a local economic development corporation was added to nonaccrual status when the loan matured with various sales agreements and grants still pending prior to any further development activity. Subsequent payment reduced the carrying balance to $1,848,000. Foreclosure processes commenced in the fourth quarter of 2009, and sheriff sale in the first quarter of 2010 resulted in ACNB protecting its interest with a fair value bid. The property was charged down by $601,000 based on an updated appraisal and transferred into foreclosed assets held for resale in 2010.

        Included in impaired commercial and industrial loans is a fully-disbursed line of credit originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania totaling $234,000 with no specific valuation allowance at December 31, 2011, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. Subsequently, in the third quarter 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower. This loan, with standard terms and conditions including repayment from conversion of trade assets continues in default and in nonaccrual status. A second credit to an unrelated borrower was added in the third quarter of 2011 in the amount of $1,967,000 with a specific allocation of $1,085,000 and net of a confirmed loss of $1,135,000, which was charged off in the fourth quarter of 2011. This 2006 participation loan was to a company in the building supplies industry that was negatively impacted by the downturn in housing and the more recent loss of a major distributorship. The specific allocation at December 31, 2011, was derived by analyzing the latest borrower provided accounts receivable data, which is the collateral on the loan.

        Owner occupied commercial real estate includes 13 loan relationships, 12 of which have balances less than $1,000,000 each in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. These loans were originated between 1995 and 2010. The largest loan in this category had a balance of $3,508,000 at December 31, 2011, after a partial charge-off of $598,000 in the first quarter of 2011 due to uncertainty of when further legal collection could proceed. Subsequent to December 31, 2011, this loan was settled with a $250,000 recovery of the 2011 charge-off. Another charge-off of $509,000 was taken on an unrelated former loan that was transferred to foreclosed assets held for resale in the second quarter of 2011, where it is valued in the amount of $511,000. The decrease in value was mainly caused by a protracted time period between default and when the Corporation was able to take control of the collateral because of legal actions of the borrower during which the property suffered significant deterioration. The other smaller loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. Two related loans with combined balances of $711,000 had a charge-off of $89,000 before being transferred to foreclosed assets held for resale late in the third quarter of 2011. One loan with a balance of $273,000 had a specific allocation of $43,000 based on a current appraisal less estimated cost to sell.

        Investment/rental commercial real estate includes five loan relationships totaling less than $1,000,000 each in outstanding balance in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses. These loans were originated between 2003 and 2010. These loans were affected by the lack of borrower cash flow to continue to service the debt and in some cases by increased real estate taxes levied by local government units. The plan is to foreclose and subsequently market the real estate if ongoing workout efforts are not successful. One loan in this category has a specific allocation totaling $53,000 based on the fair value of the related collateral.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above as well as current trends in the watch list and the local economy as a whole. The charge—offs discussed elsewhere in this management discussion and analysis create the recent loss history experience and in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The increase in the provision for loan losses for 2010 compared to 2009 was a result of the measurement of the adequacy of the allowance for loan losses at each period-end. Reasons that the 2010 provision was higher include charge-offs, changes in allocations for specific loans, and continued growth in the loan portfolio during 2010 which caused the amounts assigned to homogeneous pools to increase. The provision for loan losses for 2011 compared to 2010 and 2009 was a result of the measurement of the adequacy of the allowance for loan losses at each period. Reasons that the 2011 was lower included the charge-off of loans with specific allocations provided for in the prior year and favorable changes in the mix and credit classifications on other loans. Reasons that the 2010 provision was higher than 2009 included changes in specific allocations requiring provision expense as well as negative changes in the mix and credit classification on other loans.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $4,437,000 at December 31, 2011, compared to $7,859,000 at December 31, 2010. The decrease was mainly due to the full recovery on a commercial use property that had a fair value of $5,180,000, and was collateral on a commercial loan in which the Corporation took a participation interest from another southcentral Pennsylvania bank. Eight other properties were disposed of in 2011. The largest property unsold at December 31,

2011 was the economic development property described in allowance for loan losses section that is under a sales contract with conditions. The largest additions in 2011 were two local commercial real estate properties with fair values of $730,000 and $511,000, respectively, that are being marketed to the appropriate industries. Fourteen additional properties were added and remain unsold between the third quarter of 2010 and December 31, 2011, with an aggregate fair value of $3,196,000. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2012; however, the total amount and timing is currently not certain.

Other Assets

        Other assets decreased $2,978,000, or 16%, in 2011 compared to 2010, primarily because of the decrease in the net funded status of the banking subsidiary's defined benefit pension plan.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 3.0%, or $22,514,000, during 2011, as compared to 4.1% during 2010. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. The 2011 deposit growth mix experienced a continued shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in recent years, continued with recovered balances. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets would improve, funds could leave the Corporation or be priced higher to maintain.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2011, are summarized as follows:

In thousands
Three months or less	$23,513
Over three through six months	5,883
Over six through twelve months	18,187
Over twelve months	33,399

Total	$80,982

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase. As of December 31, 2011, short-term borrowings were $45,962,000, an increase of $6,876,000, or 18%, from the December 31, 2010, balance of $39,086,000. Agreements to repurchase accounts are with the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2010, repurchase agreement balances were up $8,699,000, or 23.3%, due to normal fluctuations in the business activities of ACNB's commercial customer base and low competing rates in similar products. At December 31, 2011, there were no short-term FHLB borrowings, due to sufficient deposit funding. Long-term borrowings consist primarily of longer-term advances from the FHLB; in addition, they include a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled

$71,191,000 at December 31, 2011, versus $81,499,000 at December 31, 2010. The Corporation decreased long-term borrowings by paying off maturing FHLB advances from increased deposits.

In thousands	2011	2010	2009
Amounts outstanding at end of year:
FHLB overnight advance	$—	$—	$5,150
Securities sold under repurchase agreements	45,962	37,263	49,504
Treasury tax and loan note	—	1,823	637

Total	$45,962	$39,086	$55,291

Dollars in thousands	2011	2010	2009
Average interest rate at year-end	0.20%	0.23%	0.45%
Maximum amount outstanding at any month-end	$56,238	$52,577	$55,379
Average amount outstanding	$43,124	$42,849	$46,885
Weighted average interest rate	0.21%	0.28%	0.71%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its "well capitalized" position. Total stockholders' equity was $97,474,000 at December 31, 2011, compared to $93,754,000 at December 31, 2010. Stockholders' equity increased during 2011 partially due to earnings retained in capital during 2011 and offset by a decrease in accumulated other comprehensive income resulting from the increase in value of the assets in the available for sale investment portfolio offset by declines in the pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2011, ACNB retained $3,990,000, or 47%, of its net income, as compared to $3,913,000, or 46%, in 2010 and $2,707,000, or 37%, in 2009.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2011, 17,466 shares were issued under this plan with proceeds in the amount of $257,000. Proceeds will be used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2011 and 2010, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no conditions or events since the notification that management believes have changed the banking subsidiary's category.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2011	2010	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.24%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.07%	11.99%	6.00%
Total risk-based capital ratio	13.32%	13.25%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N of the consolidated financial statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2011, ACNB could borrow approximately $297,282,000 from the FHLB of which $228,282,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $153,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $45,962,000 and $37,263,000 at December 31, 2011 and 2010, respectively.

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

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2011:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$172,158	$109,952	$7,766	$—	$289,876
Short term borrowings	45,962	—	—	—	45,962
Long-term debt	21,237	25,517	17,577	6,860	71,191
Operating leases	385	735	548	354	2,022
Payments under benefit plans	133	233	200	3,177	3,743

Total	$239,875	$136,437	$26,091	$10,391	$412,794

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2011, the Corporation had unfunded outstanding commitments to extend credit of $129,586,000 and outstanding standby letters of credit of $6,230,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O of the consolidated financial statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        During 2011, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements that may impact the Corporation's financial condition or results of operations when adopted. See Note A in the Notes to the Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2011, indicate that the Corporation would expect net interest income to decrease over the next twelve months by 1.90% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 7.48% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. A decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2011, exhibited lower sensitivity in a declining rate environment reflecting an interest rate environment in which larger rate declines could be accommodated.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2011, indicate that the net present value would increase 3.45% assuming an upward shift in market interest rates of 3.00% and increase 3.67% if rates shifted 1.00% in the same manner.

December 31, 2011		December 31, 2011
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(7.48)%	(300)	(14.98)%
(100)	(2.32)%	(100)	(8.53)%
—	—%	—	—%
100	0.65%	100	3.67%
300	1.90%	300	3.45%

December 31, 2010		December 31, 2010
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(4.40)%	(300)	(5.10)%
(100)	(0.56)%	(100)	(3.18)%
—	—%	—	—%
100	(0.35)%	100	0.98%
300	(0.35)%	300	(2.15)%

ITEM 8—FINANCIAL STATEMENTS

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 12, 2012

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2011	2010
ASSETS
Cash and due from banks	$14,423	$14,091
Interest bearing deposits with banks	8,200	10,082

Cash and Cash Equivalents	22,623	24,173
Securities available for sale	209,227	190,730
Securities held to maturity, fair value $10,680; $10,671	10,032	10,044
Loans held for sale	337	3,068
Loans, net of allowance for loan losses $15,482; $15,252	678,986	650,039
Premises and equipment	14,483	14,119
Restricted investment in bank stocks	7,146	8,420
Investment in bank-owned life insurance	28,411	27,443
Investments in low-income housing partnerships	3,774	4,124
Goodwill	6,308	5,972
Intangible assets	3,049	3,688
Foreclosed assets held for resale	4,437	7,859
Other assets	16,010	18,988

Total Assets	$1,004,823	$968,667

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$112,247	$103,464
Interest bearing	670,548	643,062

Total Deposits	782,795	746,526
Short-term borrowings	45,962	39,086
Long-term borrowings	71,191	81,499
Other liabilities	7,401	7,802

Total Liabilities	907,349	874,913

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,008,409 and 5,990,943 shares issued; 5,945,809 and 5,928,343 shares outstanding	15,021	14,977
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	9,000	8,787
Retained earnings	73,526	69,536
Accumulated other comprehensive income	655	1,182

Total Stockholders' Equity	97,474	93,754

Total Liabilities and Stockholders' Equity	$1,004,823	$968,667

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2011	2010	2009
INTEREST INCOME
Loans, including fees	$34,493	$36,043	$35,626
Securities:
Taxable	6,006	7,181	8,620
Tax-exempt	1,252	1,308	1,488
Dividends	13	26	38
Other	68	82	40

Total Interest Income	41,832	44,640	45,812

INTEREST EXPENSE
Deposits	4,457	6,223	9,307
Short-term borrowings	91	119	331
Long-term borrowings	2,914	3,281	3,922

Total Interest Expense	7,462	9,623	13,560

Net Interest Income	34,370	35,017	32,252
PROVISION FOR LOAN LOSSES	5,435	6,410	4,750

Net Interest Income after Provision for Loan Losses	28,935	28,607	27,502

OTHER INCOME
Service charges on deposit accounts	2,418	2,415	2,402
Income from fiduciary activities	1,396	1,303	1,057
Earnings on investment in bank-owned life insurance	968	1,002	1,011
Gain on life insurance proceeds	—	78	—
Gains on sales/calls of securities	1	72	17
Impairment charges on equity securities	—	—	(522)
Service charges on ATM and debit card transactions	1,236	1,124	1,002
Commissions from insurance sales	4,824	4,949	5,484
Other	894	1,229	1,252

Total Other Income	11,737	12,172	11,703

OTHER EXPENSES
Salaries and employee benefits	17,138	17,318	17,680
Net occupancy	2,043	2,197	2,281
Equipment	2,620	2,499	2,175
Professional services	911	1,116	860
Other tax	803	791	665
Supplies and postage	640	717	688
Marketing	478	458	430
FDIC and regulatory	1,026	1,434	1,958
Intangible assets amortization	641	641	638
Foreclosed real estate expenses	725	292	18
Other operating	2,991	2,840	3,236

Total Other Expenses	30,016	30,303	30,629

Income before Income Taxes	10,656	10,476	8,576
PROVISION FOR INCOME TAXES	2,154	2,057	1,357

Net Income	$8,502	$8,419	$7,219

PER SHARE DATA
Basic earnings	$1.43	$1.42	$1.22

Cash dividends declared	$0.76	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2011, 2010 and 2009

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—JANUARY 1, 2009	$14,977	$(442)	$8,787	$62,916	$(1,799)	$84,439
Comprehensive income:
Net income	—	—	—	7,219	—	7,219
Other comprehensive income, net of taxes	—	—	—	—	1,443	1,443

Total Comprehensive Income						8,662

Treasury stock purchased (27,600 shares)	—	(286)	—	—	—	(286)
Cash dividends declared	—	—	—	(4,512)	—	(4,512)

BALANCE—DECEMBER 31, 2009	14,977	(728)	8,787	65,623	(356)	88,303
Comprehensive income:
Net income	—	—	—	8,419	—	8,419
Other comprehensive income, net of taxes	—	—	—	—	1,538	1,538

Total Comprehensive Income						9,957

Cash dividends declared	—	—	—	(4,506)	—	(4,506)

BALANCE—DECEMBER 31, 2010	14,977	(728)	8,787	69,536	1,182	93,754
Comprehensive income:
Net income	—	—	—	8,502	—	8,502
Other comprehensive loss, net of taxes	—	—	—	—	(527)	(527)

Total Comprehensive Income						7,975

Common stock shares issued (17,466 shares)	44	—	213	—	—	257
Cash dividends declared	—	—	—	(4,512)	—	(4,512)

BALANCE—DECEMBER 31, 2011	$15,021	$(728)	$9,000	$73,526	$655	$97,474

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,502	$8,419	$7,219
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of loans and foreclosed real estate, net of write-downs on foreclosed real estate	38	(275)	(502)
Earnings on investment in bank-owned life insurance	(968)	(1,002)	(1,011)
Impairment charges on equity securities	—	—	522
Gain on sales/calls of securities	(1)	(72)	(17)
Gain on life insurance proceeds	—	(78)	—
Depreciation and amortization	2,218	2,342	2,281
Provision for loan losses	5,435	6,410	4,750
Net amortization (accretion) of investment securities premiums (discounts)	682	150	(173)
Decrease (increase) in interest receivable	(257)	241	565
Decrease in interest payable	(238)	(455)	(924)
Mortgage loans originated for sale	(15,414)	(38,877)	(51,562)
Proceeds from loans sold to others	18,403	36,394	52,952
(Increase) decrease in other assets	3,857	(5,872)	(3,845)
Increase (decrease) in other liabilities	(4,103)	1,583	158

Net Cash Provided by Operating Activities	18,154	8,908	10,413

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	55,804	67,442	71,407
Proceeds from sales of investment securities available for sale	—	6,561	2,956
Purchase of investment securities available for sale	(71,830)	(55,356)	(31,403)
Purchase of investments held to maturity	—	—	(10,064)
Redemption of restricted investment in bank stocks	1,274	750	—
Net increase in loans	(37,672)	(26,620)	(12,762)
Purchase of bank-owned life insurance	—	(250)	(100)
Insurance agency acquisitions, net of cash acquired	(336)	(31)	(43)
Proceeds from life insurance death benefits	—	295	—
Capital expenditures	(1,942)	(1,089)	(1,951)
Proceeds from sale of property and foreclosed real estate	6,416	928	151

Net Cash Provided by (Used in) Investing Activities	(48,286)	(7,370)	18,191

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	8,783	9,635	11,343
Net increase in time certificates of deposits and interest bearing deposits	27,486	8,368	26,883
Net increase (decrease) in short-term borrowings	6,876	(16,205)	(28,162)
Proceeds from long-term borrowings	—	22,000	14,000
Repayments on long-term borrowings	(10,308)	(20,795)	(40,657)
Dividends paid	(4,512)	(4,506)	(4,512)
Common stock issued	257	—	—
Purchase of treasury stock	—	—	(286)

Net Cash Provided by (Used in) Financing Activities	28,582	(1,503)	(21,391)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,550)	35	7,213
CASH AND CASH EQUIVALENTS—BEGINNING	24,173	24,138	16,925

CASH AND CASH EQUIVALENTS—ENDING	$22,623	$24,173	$24,138

Interest paid	$7,700	$10,078	$14,484

Income taxes paid	$1,700	$2,300	$2,700

Loans transferred to foreclosed real estate	$3,290	$2,877	$5,636

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its nineteen retail banking locations in Adams, Cumberland and York Counties, Pennsylvania. There are also two loan production offices situated in York and Franklin Counties, Pennsylvania.

        RIG is a full-service insurance agency, based in Westminster, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. In 2008, due to an agency acquisition, a second location of RIG was established in Germantown, Maryland.

        The Corporation, along with seven other banks, entered into a joint venture to form BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC), an offshore reinsurance company. Each participating entity owns an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each entity is responsible for the activity in its respective cell. The financial activity for the Corporation's insurance cell is included in the consolidated financial statements and is not material to the consolidated financial statements.

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

        Assets held by the Corporation's Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $135,000,000 and $152,000,000 at December 31, 2011 and 2010, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        Certain amounts previously reported have been reclassified, when necessary, to conform to the financial statement presentation for 2011. The reclassification had no effect on net income or stockholders' equity.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. One owner occupied commercial real estate loan had a balance of $3,508,000 at December 31, 2011, after a partial charge-off of $598,000 in the first quarter of 2011 due to uncertainty of when further legal collection could proceed. Subsequent to December 31, 2011 this loan was settled with a $250,000 recovery of the 2011 charge-off.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the determination of other than temporary impairment on securities, and the potential impairment of goodwill.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $99,700,000, or 14%, of total loans at December 31, 2011. These borrowers are geographically disbursed throughout ACNB's market place and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2011 and 2010, and consists of common stock in the Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB). In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

repurchase of capital stock. However, beginning in 2010, the FHLB of Pittsburgh resumed repurchasing excess capital stock held by member banks of the FHLB.

        Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Financial Services—Depository and Lending. Management's determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted, (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank, and (4) the liquidity position of the correspondent bank.

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2011, 2010 or 2009. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Credit Losses

        The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (the "allowance") is established as losses are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition. The amount of the unfunded lending commitment is not material to the consolidated statements.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

  •
  national, regional and local economic and business conditions, as well as the condition of various market segments, including the impact on the value of underlying collateral for collateral dependent loans.

  •
  the nature and volume of the portfolio and terms of loans;

  •
  the experience, ability and depth of lending management and staff;

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

        For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable aging reports, equipment appraisals, or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans whose terms are modified are classified as troubled debt restructured loans if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, continuance of a below market interest rate, or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time and, based on a well-documented credit evaluation of the borrower's financial condition, there is reasonable assurance of repayment. Loans classified as troubled debt restructurings are generally designated as impaired.

        The allowance calculation methodology includes further segregation of loan classes into credit quality rating categories. The borrower's overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are generally evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.

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

        In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower's character and capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower's past, present and future cash flows is also an important aspect of the Corporation's analysis.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation has not engaged in subprime residential mortgage originations.

        Residential mortgage loans present a moderate level of risk due primarily to general economic conditions, as well as a currently weakened housing market.

        Home Equity Lines of Credit Lending—The Corporation originates home equity lines of credit primarily within the Corporation's market area or with customers primarily from the market area. Home equity lines of credit are generated by the Corporation's marketing efforts, its present customers, walk-in customers, and referrals.

        Home equity lines of credit are secured by the borrower's primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years. In underwriting home equity lines of credit, a thorough analysis of the borrower's financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower's employment history, current financial condition, and credit background.

        Home equity lines of credit generally present a moderate level of risk due primarily to general economic conditions, as well as a currently weakened housing market.

        Consumer Lending—The Corporation offers a variety of secured and unsecured consumer loans, including those for vehicles and mobile homes and loans secured by savings deposits. These loans originate primarily within the Corporation's market area or with customers primarily from the market area.

        Consumer loan terms vary according to the type and value of collateral and the creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower's financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower's employment history, current financial condition, and credit background.

        Consumer loans may entail greater credit risk than residential mortgage loans or home equity lines of credit, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

        Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets' estimated useful lives. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets' useful life or the related lease term.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $22,000, $48,000, and $45,000 of expense in 2011, 2010, and 2009, respectively, related to this accounting pronouncement.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

        The Corporation accounts for Income Taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes.

        Current income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues. The Corporation determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

        Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        The Corporation accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-than-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

        The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,936,030, 5,928,343 and 5,936,001 weighted average shares of common stock outstanding for 2011, 2010 and 2009, respectively.

Advertising Costs

        Costs of advertising, which are included in marketing expenses, are expensed when incurred.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2011. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

        The components of other comprehensive income (loss) and the related tax effects are as follows:

	Years Ended December 31,
In thousands	2011	2010	2009
Unrealized holding gains (losses) arising during the period	$3,141	$(358)	$116
Reclassification adjustment for (gains) losses realized in net income	(1)	(72)	505

Net unrealized gains (losses)	3,140	(430)	621
Tax effect	1,067	147	(211)

	2,073	(283)	410

Change in pension liability	(3,938)	2,760	1,565
Tax effect	1,338	(939)	(532)

	(2,600)	1,821	1,033

Other Comprehensive Income (Loss)	$(527)	$1,538	$1,443

        The components of the accumulated other comprehensive income, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income
BALANCE—DECEMBER 31, 2010	$3,923	$(2,741)	$1,182

BALANCE—DECEMBER 31, 2011	$5,996	$(5,341)	$655

Segment Reporting

        The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information for commercial, retail and mortgage banking operations is not available and segment reporting would not be meaningful. See Note S for a discussion of insurance operations.

New Accounting Pronouncements

ASU 2011-03

        The Financial Accounting Standards Board (FASB) has issued this Accounting Standard Update (ASU) to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled "Reconsideration of Effective Control for Repurchase Agreements", amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.

        The Corporation does not expect the adoption of this standard will have a significant impact on its consolidated financial condition or results of operations.

ASU 2011-04

        This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to nonfinancial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity's stockholders' equity; and, disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of Level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in Level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as Level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and, categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted.

        The Corporation does not expect the adoption of this standard will have a significant impact on its consolidated financial condition or results of operations.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2011-05/ASU 2011-12

        The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholders' equity. Reporting entities are allowed to present either a statement of comprehensive income, which reports both net income and other comprehensive income, or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011, for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.

        In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011, for public companies, and fiscal years ending after December 15, 2011, for nonpublic companies.

        The Corporation does not expect the adoption of these standards to have a significant impact on its consolidated financial condition or results of operations.

ASU 2011-08

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles—Goodwill and Other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

        The Corporation is evaluating the impact of this standard on its consolidated financial statements.

ASU 2011-10

        In December 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted.

        The Corporation is evaluating the impact of this standard on its consolidated financial statements.

ASU 2011-11

        In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed.

        The Corporation does not expect the adoption of this standard will have a significant impact on its consolidated financial condition or results of operations.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2011 and 2010, compensating balances approximated $2,085,000 and $2,564,000, respectively. During 2011 and 2010, average compensating balances approximated $2,611,000 and $2,559,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2011 and 2010, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2011
U.S. Government and agencies	$39,237	$932	$—	$40,169
Mortgage-backed securities	102,059	5,473	5	107,527
State and municipal	44,072	2,250	5	46,317
Corporate bonds	13,105	304	30	13,379
CRA mutual fund	1,044	37	—	1,081
Stock in other banks	627	127	—	754

	$200,144	$9,123	$40	$209,227

December 31, 2010
U.S. Government and agencies	$28,225	$297	$262	$28,260
Mortgage-backed securities	109,386	5,292	319	114,359
State and municipal	34,214	643	181	34,676
Corporate bonds	11,303	367	11	11,659
CRA mutual fund	1,032	—	2	1,030
Stock in other banks	627	119	—	746

	$184,787	$6,718	$775	$190,730

SECURITIES HELD TO MATURITY
December 31, 2011
U.S. Government and agencies	$10,032	$648	$—	$10,680

December 31, 2010
U.S. Government and agencies	$10,044	$627	$—	$10,671

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2011
Mortgage-backed securities	$1,968	$5	$—	$—	$1,968	$5
State and municipal	1,251	5	—	—	1,251	5
Corporate Bonds	—	—	970	30	970	30

	$3,219	$10	$970	$30	$4,189	$40

December 31, 2010
U.S. Government and agencies	$10,585	$262	$—	$—	$10,585	$262
Mortgage-backed securities	21,071	319	—	—	21,071	319
State and municipal	11,680	181	—	—	11,680	181
Corporate Bonds	989	11	—	—	989	11
CRA mutual fund	1,030	2	—	—	1,030	2

	$45,355	$775	$—	$—	$45,355	$775

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2011, one mortgage-backed security had an unrealized loss, and was in the continuous loss position for less than 12 months. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security. This security had an unrealized loss of less than 1% of amortized cost.

        At December 31, 2011, four state and municipal securities had unrealized losses, and none of the municipal securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 2% of amortized cost.

        At December 31, 2011, one corporate bond security had an unrealized loss. This security has been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security. This security had an unrealized loss of less than 3% of amortized cost.

        In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance, and projected target prices of investment analysts within a one-year time frame. Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

NOTE C—SECURITIES (Continued)

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2011, management had not identified any securities with an unrealized loss that it intends to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the securities, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

        The Corporation holds equity investments in the common stock of two bank holding companies headquartered and operating in Pennsylvania. Both holding companies continue to pay cash dividends, which was one of the driving forces in the original investment decision to purchase those stocks. However, 2009 market prices for these stocks were below the prices paid at the time of acquisition. A review of the factors contributing to the price decline led to a conclusion that the prices on these securities were not likely to recover in the near term and that they were other-than-temporarily impaired. A charge against current earnings of $522,000 was taken in the third quarter of 2009 to write down the value of these securities to their fair values.

        Amortized cost and fair value at December 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$6,582	$6,656	$—	$—
Over 1 year through 5 years	39,908	41,141	10,032	10,680
Over 5 years through 10 years	39,044	40,775	—	—
Over 10 years	10,880	11,293	—	—
Mortgage-backed securities	102,059	107,527	—	—
CRA mutual fund	1,044	1,081	—	—
Stock in other banks	627	754	—	—

	$200,144	$209,227	$10,032	$10,680

        The Corporation realized gross gains of $1,000 during 2011, $128,000 during 2010, and $75,000 during 2009 and gross losses of $0 during 2011, $56,000 during 2010 and $58,000 during 2009 on sales of securities available for sale. State and municipal securities were sold at a loss in 2010 and 2009 in order to adjust the Corporation's interest rate sensitivity, reduce exposure to geographic locations, balance the mix with other investment types and to reduce risks related to insurance coverage.

NOTE C—SECURITIES (Continued)

        At December 31, 2011 and 2010, securities with a carrying value of $124,069,000 and $99,197,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

        The Bank grants commercial, residential and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2011 and 2010:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and industrial	$48,284	$4,596	$3,265	$—	$56,145
Commercial real estate	200,834	19,872	15,311	—	236,017
Commercial real estate construction	7,400	12,743	2,614	—	22,757
Residential mortgage	304,627	4,261	2,378	—	311,266
Home equity lines of credit	50,083	2,364	85	—	52,532
Consumer	15,751	—	—	—	15,751

Total	$626,979	$43,836	$23,653	$—	$694,468

December 31, 2010
Commercial and industrial	$43,448	$5,041	$4,187	$—	$52,676
Commercial real estate	193,731	14,530	17,689	—	225,950
Commercial real estate construction	11,009	10,963	4,663	—	26,635
Residential mortgage	289,833	2,882	4,282	—	296,997
Home equity lines of credit	46,383	2,081	393	—	48,857
Consumer	14,176	—	—	—	14,176

Total	$598,580	$35,497	$31,214	$—	$665,291

        The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011 and 2010:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
DECEMBER 31, 2011
Commercial and industrial	$1,967	$3,102	$1,085	$252	$1,367
Commercial real estate	273	273	43	6,339	7,136
Commercial real estate construction	—	—	—	2,614	7,192
Residential mortgage	88	88	53	1,313	1,638

	$2,328	$3,463	$1,181	$10,518	$17,333

NOTE D—LOANS (Continued)

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
DECEMBER 31, 2010
Commercial and industrial	$869	$1,869	$547	$68	$68
Commercial real estate	4,326	4,326	726	3,955	4,184
Commercial real estate construction	4,216	7,716	729	172	232
Residential mortgage	97	97	57	954	1,312

	$9,508	$14,008	$2,059	$5,149	$5,796

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
DECEMBER 31, 2011
Commercial and industrial	$1,019	$—	$349	$—
Commercial real estate	2,324	—	4,946	44
Commercial real estate construction	—	—	3,463	—
Residential mortgage	340	—	1,119	—

	$3,683	$—	$9,877	$44

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
DECEMBER 31, 2010
Commercial and industrial	$904	$—	$66	$—
Commercial real estate	1,166	6	3,661	29
Commercial real estate construction	4,882	61	562	—
Residential mortgage	24	—	1,339	4

	$6,976	$67	$5,628	$33

        The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2011 and 2010:

In thousands	2011	2010
Commercial and industrial	$2,219	$937
Commercial real estate	6,612	8,281
Commercial real estate construction	2,614	4,388
Residential mortgage	1,401	1,051

Total	$12,846	$14,657

NOTE D—LOANS (Continued)

        The following table summarizes information in regards to troubled debt restructurings at December 31, 2011 and 2010:

In thousands	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Recorded Investment
December 31, 2011
Commercial and industrial	$490	$485	$234
Commercial real estate	$656	$656	$412
Commercial real estate construction	$1,548	$1,541	$850
December 31, 2010
Commercial and industrial	$490	$485	$439
Commercial real estate	$371	$373	$168
Commercial real estate construction	$1,548	$1,541	$1,536

        All of the Corporation's troubled debt restructured loans are also nonaccrual impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of December 31, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $589,000. As of December 31, 2011, there were no defaulted troubled debt restructures as all troubled debt restructured loans were current with respect to their associated forbearance agreements. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, while the other one was negotiated during 2011.

        There are forbearance agreements on all loans currently classified as troubled debt restructures, and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

        As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Corporation reassessed all troubled debt restructurings that occurred on or after January 1, 2011, for identification as troubled debt restructurings. The Corporation identified no loans for which the allowance for loan losses had previously been measured under a general allowance of credit losses methodology that are now considered troubled debt restructurings in accordance with Accounting Standards Update No. 2011-02.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and 2010:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2011
Commercial and industrial	$25	$14	$2,219	$2,258	$53,887	$56,145	$—
Commercial real estate	329	4,184	6,663	11,176	224,841	236,017	51
Commercial real estate construction	—	—	2,614	2,614	20,143	22,757	—
Residential mortgage	4,585	1,395	2,378	8,358	302,908	311,266	977
Home equity lines of credit	397	—	163	560	51,972	52,532	163
Consumer	20	8	—	28	15,723	15,751	—

Total	$5,356	$5,601	$14,037	$24,994	$669,474	$694,468	$1,191

In thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2010
Commercial and industrial	$105	$—	$937	$1,042	$51,634	$52,676	$—
Commercial real estate	1,903	744	8,281	10,928	215,022	225,950	—
Commercial real estate construction	—	—	4,388	4,388	22,247	26,635	—
Residential mortgage	3,182	492	2,035	5,709	291,288	296,997	984
Home equity lines of credit	115	13	13	141	48,716	48,857	13
Consumer	16	—	—	16	14,160	14,176	—

Total	$5,321	$1,249	$15,654	$22,224	$643,067	$665,291	$997

NOTE D—LOANS (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in financing receivables:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2011
Allowance for loan losses
Beginning balance- January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge offs	(1,861)	(1,308)	(1,242)	(750)	(52)	(30)	—	(5,243)
Recoveries	34	—	—	2	—	2	—	38
Provisions	2,335	969	636	1,264	218	(73)	86	5,435

Ending balance- December 31, 2011	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482

Ending balance: individually evaluated for impairment	$1,085	$43	$—	$53	$—	$—	$—	$1,181

Ending balance: collectively evaluated for impairment	$1,497	$5,964	$548	$3,571	$507	$419	$1,795	$14,301

Loans receivables
Ending balance	$56,145	$236,017	$22,757	$311,266	$52,532	$15,751	$—	$694,468

Ending balance: individually evaluated for impairment	$2,219	$6,612	$2,614	$1,401	$—	$—	$—	$12,846

Ending balance: collectively evaluated for impairment	$53,926	$229,405	$20,143	$309,865	$52,532	$15,751	$—	$681,622

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2010
Allowance for loan losses
Ending balance	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252

Ending balance: individually evaluated for impairment	$547	$726	$729	$57	$—	$—	$—	$2,059

Ending balance: collectively evaluated for impairment	$1,527	$5,620	$425	$3,051	$341	$520	$1,709	$13,193

Loans receivables
Ending balance	$52,676	$225,950	$26,635	$296,997	$48,857	$14,176	$—	$665,291

Ending balance: individually evaluated for impairment	$937	$8,281	$4,388	$1,051	$—	$—	$—	$14,657

Ending balance: collectively evaluated for impairment	$51,739	$217,669	$22,247	$295,946	$48,857	$14,176	$—	$650,634

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
In thousands	2011	2010	2009
Balance, beginning	$15,252	$11,981	$7,393
Provision charged to operations	5,435	6,410	4,750
Recoveries on charged-off loans	38	42	186
Loans charged-off	(5,243)	(3,181)	(348)

Balance, ending	$15,482	$15,252	$11,981

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $652,000 in 2011, $464,000 in 2010, and $643,000 in 2009.

NOTE D—LOANS (Continued)

        The following is a summary of information pertaining to impaired loans at December 31:

	Years Ended December 31,
In thousands	2011	2010	2009
Average investment in impaired loans	$13,560	$12,604	$11,245

Interest income recognized on impaired loans	$44	$100	$218

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2011	2010
Land	$1,791	$1,323
Buildings and improvements	16,826	16,014
Furniture and equipment	11,737	11,410
Assets in process	267	149

	30,621	28,896
Accumulated depreciation	(16,138)	(14,777)

	$14,483	$14,119

        Depreciation expense was $1,578,000, $1,701,000 and $1,644,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2011 and 2010, the carrying value of these investments was approximately $3,774,000 and $4,124,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2011	2010
Non-interest bearing demand	$112,247	$103,464
Interest bearing demand	114,112	108,851
Savings	266,560	241,904
Time certificates of deposit less than $100,000	208,894	218,833
Time certificates of deposit greater than $100,000	80,982	73,474

	$782,795	$746,526

NOTE G—DEPOSITS (Continued)

        Scheduled maturities of time certificates of deposit at December 31, 2011, were as follows:

Years Ending	In thousands
2012	$172,158
2013	99,241
2014	10,711
2015	5,258
2016	2,508

$289,876

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2021. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $405,000, $462,000 and $489,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2012	$385
2013	380
2014	355
2015	322
2016	226
Later years	354

$2,022

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expire at varying dates from 2012 to 2014. Most leases contain renewal provisions at the option of the lessee. Total rental income for these properties was $130,000, $123,000 and $122,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2011		2010
Dollars in thousands	Amount	Rate	Amount	Rate
Treasury tax and loan note	$—	0.00%	$1,823	0.00%
Securities sold under repurchase agreements	45,962	0.20%	37,263	0.24%

	$45,962	0.20%	$39,086	0.23%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included in the maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all

NOTE I—BORROWINGS (Continued)

FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $6,848,000 at December 31, 2011. The Corporation also has lines of credit that total $15,000,000 with correspondent banks for overnight federal funds borrowings.

        The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities owned by the Corporation. The investment securities are under the control of the Corporation.

        A summary of long-term debt as of December 31 is as follows:

	2011		2010
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2011	$—	—%	$10,000	2.92%
2012	11,000	4.14%	11,000	4.14%
2013	14,000	2.55%	14,000	2.55%
2014	11,000	3.31%	11,000	3.31%
2015	12,000	3.87%	12,000	3.87%
2016	5,000	4.52%	5,000	4.52%
2017	4,000	4.86%	4,000	4.86%
2018	2,000	5.11%	2,000	5.11%
FHLB convertible advance maturing 2012	10,000	4.27%	10,000	4.27%
Loan payable to local bank	2,191	6.35%	2,499	6.50%

	$71,191	3.83%	$81,499	3.74%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $297,282,000 from the FHLB, of which $228,282,000 was available at December 31, 2011. The FHLB has the option to convert the $10,000,000 convertible advance, but not before three-month LIBOR reaches 8%. Upon the FHLB's conversion, the Bank has the option to repay the advance in full.

        The loan payable to a local bank is payable in monthly installments of $29,472 and matures in April 2016. The loan is unsecured.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2011, $8,388,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009, are as follows:

In thousands	2011	2010	2009
Federal:
Current	$1,816	$722	$2,942
Deferred	279	1,296	(1,647)

	2,095	2,018	1,295
State:
Current	59	39	62

	$2,154	$2,057	$1,357

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Percentage of Income before Income Taxes
	2011	2010	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.4%	0.4%	0.5%
Tax-exempt income	(6.0)%	(5.8)%	(6.9)%
Earnings on investment in life insurance	(3.1)%	(3.5)%	(4.0)%
Rehabilitation and low-income housing credits	(5.2)%	(5.5)%	(7.9)%
Other	0.1%	0.1%	0.1%

	20.2%	19.7%	15.8%

        The provision for federal income taxes includes $0, $24,000 and $6,000 of income taxes related to net gains on sales of securities in 2011, 2010 and 2009, respectively. Rehabilitation and low-income housing income tax credits were $556,000, $578,000, and $679,000 during 2011, 2010 and 2009, respectively. Projected credits are $556,000 in 2012, $405,000 in 2013, and $372,000 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,264	$5,152
Accrued deferred compensation	664	672
Pension	2,751	1,412
Deferred loan fees	35	70
Other than temporary impairment	178	178
Low income housing tax credit carryforward	447	385
Non-accrual interest	230	224
Director deferred liability	300	221
Other	382	172

	10,251	8,486

Deferred tax liabilities:
Available for sale securities	3,088	2,021
Prepaid pension benefit cost	4,268	3,398
Prepaid expenses	281	316
Accumulated depreciation	540	574
Goodwill/intangibles	627	723

	8,804	7,032

Net Deferred Tax Asset	$1,447	$1,454

        The Corporation has a federal tax credit carryforward related to low income housing credits that expires in 2030.

        The Corporation did not have any uncertain tax positions at December 31, 2011 and 2010. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2008 through 2010.

NOTE L—FAIR VALUE MEASUREMENTS

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at December 31, 2011 and 2010, are as follows:

	Fair Value Measurements at December 31, 2011
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$40,169	$—	$40,169	$—
Mortgage-backed securities		107,527	—	107,527	—
State and municipal		46,317	—	46,317	—
Corporate bonds		13,379	—	13,379	—
CRA mutual fund		1,081	1,081	—	—
Stock in other banks		754	754	—	—

Total securities available for sale	Recurring	$209,227	$1,835	$207,392	$—
Impaired loans	Non-recurring	8,075	—	—	8,075
Foreclosed assets held for resale	Non-recurring	1,176	—	—	1,176

	Fair Value Measurements at December 31, 2010
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$28,260	$—	$28,260	$—
Mortgage-backed securities		114,359	—	114,359	—
State and municipal		34,676	—	34,676	—
Corporate bonds		11,659	—	11,659	—
CRA mutual fund		1,030	1,030	—	—
Stock in other banks		746	746	—	—

Total securities available for sale	Recurring	$190,730	$1,776	$188,954	$—
Impaired loans	Non-recurring	8,504	—	—	8,504
Foreclosed assets held for resale	Non-recurring	518	—	—	518

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 2011 and 2010:

Cash and Cash Equivalents (Carried at Cost)

        The carrying amounts reported in the consolidated statement of condition for cash and short-term instruments approximate those assets' fair value.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

        The fair values of mortgage loans held for sale are determined based on amounts to be received at settlement by establishing the respective buyer requirement or market interest rates.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

        Estimated fair values of financial instruments at December 31 were as follows:

	2011		2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$14,423	$14,423	$14,091	$14,091
Interest bearing deposits in banks	8,200	8,200	10,082	10,082
Investment securities
Available for sale	209,227	209,227	190,730	190,730
Held to maturity	10,032	10,680	10,044	10,671
Loans held for sale	337	337	3,068	3,068
Loans, less allowance for loan losses	678,986	710,671	650,039	665,253
Accrued interest receivable	3,674	3,674	3,417	3,417
Restricted investment in bank stocks	7,146	7,146	8,420	8,420
Financial liabilities:
Deposits	782,795	784,784	746,526	750,068
Short-term borrowings	45,962	45,962	39,086	39,086
Long-term borrowings	71,191	75,792	81,499	85,772
Accrued interest payable	1,429	1,429	1,667	1,667
Off-balance sheet financial instruments	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

NOTE M—RETIREMENT PLANS (Continued)

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2011 and 2010.

In thousands	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$17,919	$18,283
Service cost	570	458
Interest cost	962	1,074
Actuarial (gain) loss	2,303	(1,153)
Benefits paid	(765)	(743)

Benefit obligation at end of year	20,989	17,919

Change in plan assets:
Fair value of plan assets at beginning of year	23,760	15,618
Actual return on plan assets	1	2,335
Employer contribution	2,455	6,550
Benefits paid	(765)	(743)

Fair value of plan assets at end of year	25,451	23,760

Funded Status, included in other assets	$4,462	$5,841

Amounts recognized in accumulated other comprehensive income:
Total net actuarial loss	$7,937	$3,947
Transition obligation	10	22
Prior service cost	144	184

Total included in accumulated other comprehensive income (pretax)	$8,091	$4,153

        The estimated costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$611
Prior service cost	40
Net transition liability	10

$661

        The accumulated benefit obligation totaled $20,658,000 and $17,755,000 at December 31, 2011 and 2010, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2011	2010	2009
Components of net periodic benefit cost (income):
Service cost	$570	$458	$561
Interest cost	962	1,074	989
Expected return on plan assets	(1,829)	(1,216)	(964)
Recognized net actuarial loss	140	436	579
Amortization of transition liability	12	12	12
Amortization of prior service cost	40	39	39

Net Periodic Benefit Cost (Income)	$(105)	$803	$1,216

        For the years ended December 31, 2011, 2010 and 2009, the assumptions used to determine the benefit obligation are as follows:

	2011	2010	2009
Discount rate	4.50%	5.50%	6.00%
Rate of compensation increase	4.00%	3.58%	3.55%

        For the years ended December 31, 2011, 2010 and 2009, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2011	2010	2009
Discount rate	5.50%	6.00%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.75%	7.75%
Rate of compensation increase	3.58%	3.55%	3.58%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2011 and 2010, are as follows:

	2011	2010
Equity securities	44%	43%
Debt securities	42%	35%
Short-term fixed income	8%	18%
Real estate	6%	4%

	100%	100%

NOTE M—RETIREMENT PLANS (Continued)

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

        Equity securities included Corporation common stock in amounts of $786,000, 3% of total plan assets, and $849,000, 4% of total plan assets, at December 31, 2011 and 2010, respectively.

        Fair value measurements at December 31, 2011, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$11,814	$786	$11,028	$—
Debt securities	12,316	—	12,316	—
Real estate	1,320	—	1,320	—

        Fair value measurements at December 31, 2010, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$15,012	$849	$14,163	$—
Debt securities	8,217	—	8,217	—
Real estate	531	—	—	531

        The following table summarizes the effect the Level 3 investments had on the plan's current year financial activity:

In thousands	Real Estate
Balance—January 1, 2011	$531
Total gains	15
Transfer out of Level 3	(546)

Balance—December 31, 2011	$—

Balance—January 1, 2010	$458
Total gains	73

Balance—December 31, 2010	$531

        It has not yet been determined the amount the Bank plans on contributing to the Plan in 2012. The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit percentage factor and maximum years of service eligible were both reduced.

NOTE M—RETIREMENT PLANS (Continued)

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2012	$880
2013	900
2014	970
2015	1,100
2016	1,020
2017-2021	6,620

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $461,000, $432,000 and $435,000 for 2011, 2010 and 2009, respectively.

        The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2011 and 2010, totaled $1,372,000 and $1,326,000, respectively. The annual expense included in salaries and benefits expense totaled $143,000, $152,000 and $146,000 during the years ended December 31, 2011, 2010 and 2009, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2011 and 2010, the cash surrender value of these policies was $4,365,000 and $4,226,000, respectively.

NOTE N—REGULATORY MATTERS

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking regulators. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2011, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2011, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

NOTE N—REGULATORY MATTERS (Continued)

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of Common Stock. As of December 31, 2011, no shares have been issued under the plan. In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows registered stockholders who have a minimal number of shares to participate and also provides for voluntary cash purchases of ACNB Corporation common stock. As of December 31, 2011, 17,466 shares of common stock were issued within the plan.

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
CORPORATION
As of December 31, 2011
Tier 1 leverage ratio (to average assets)	$87,546	8.71%	≥40,215	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	87,546	12.75	≥27,464	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	96,252	14.02	≥54,928	≥8.0	N/A	N/A
As of December 31, 2010
Tier 1 leverage ratio (to average assets)	$82,991	8.54%	≥38,851	≥4.0%	N/A	N/A
Tier 1 risk-based capital ratio (to risk- weighted assets)	82,991	12.44	≥26,678	≥4.0	N/A	N/A
Total risk-based capital ratio (to risk- weighted assets)	91,450	13.71	≥53,356	≥8.0	N/A	N/A
BANK
As of December 31, 2011
Tier 1 leverage ratio (to average assets)	$82,703	8.24%	≥40,144	≥4.0%	≥50,180	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	82,703	12.07	≥27,415	≥4.0	≥41,123	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	91,307	13.32	≥54,830	≥8.0	≥68,538	≥10.0
As of December 31, 2010
Tier 1 leverage ratio (to average assets)	$79,579	8.24%	≥38,629	≥4.0%	≥48,286	≥5.0%
Tier 1 risk-based capital ratio (to risk- weighted assets)	79,579	11.99	≥26,557	≥4.0	≥39,835	≥6.0
Total risk-based capital ratio (to risk- weighted assets)	87,965	13.25	≥53,114	≥8.0	≥66,392	≥10.0

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2011 and 2010, for guarantees under standby letters of credit issued is not material.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2011	2010
Commitments to extend credit	$129,586	$120,179
Standby letters of credit	6,230	5,897

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2011	2010
ASSETS
Cash	$266	$183
Investment in banking subsidiary	83,274	80,682
Investment in other subsidiaries	9,993	9,566
Investments in low-income housing partnerships	3,774	4,124
Securities and other assets	1,634	1,324
Receivable from banking subsidiary	724	374

Total Assets	$99,665	$96,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$2,191	$2,499
Stockholders' equity	97,474	93,754

Total Liabilities and Stockholders' Equity	$99,665	$96,253

STATEMENTS OF INCOME

	Years Ended December 31,
In thousands	2011	2010	2009
Dividends from banking subsidiary	$4,689	$4,506	$4,512
Other income	47	288	293

	4,736	4,794	4,805
Impairment charges on equity securities	—	—	522
Expenses	494	445	111

	4,242	4,349	4,172
Income tax benefit	709	633	966

	4,951	4,982	5,138
Equity in undistributed earnings of subsidiaries	3,551	3,437	2,081

Net Income	$8,502	$8,419	$7,219

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,502	$8,419	$7,219
Equity in undistributed earnings of subsidiaries	(3,551)	(3,437)	(2,081)
(Increase) Decrease in receivable from banking subsidiary	(350)	21	294
Impairment charges on equity securities	—	—	522
Other	45	257	92

Net Cash Provided by Operating Activities	4,646	5,260	6,046

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in insurance agency subsidiary	—	—	—

Net Cash Used in Investing Activities	—	—	—

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(308)	(795)	(1,657)
Purchase of treasury stock	—	—	(286)
Proceeds from issuance of common stock	257	—	—
Dividends paid	(4,512)	(4,506)	(4,512)

Net Cash Used in Financing Activities	(4,563)	(5,301)	(6,455)

Net Increase (Decrease) in Cash and Cash Equivalents	83	(41)	(409)
CASH AND CASH EQUIVALENTS—BEGINNING	183	224	633

CASH AND CASH EQUIVALENTS—ENDING	$266	$183	$224

NOTE R—ACQUISITIONS

        In 2008, RIG acquired a book of business with an aggregate purchase price of $1,165,000, of which, all was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which $1,300,000 was recorded as an intangible asset and $553,000 was recorded as goodwill. The contingent consideration for both 2008 purchases was calculated based on 2011 results of operations. The contingent consideration of $338,000 is included in goodwill and the other liabilities section of the consolidated statement of condition and was subsequently paid on January 13, 2012.

        In 2010, RIG acquired an additional book of business with an aggregate purchase price of $31,000, of which, all was classified as an intangible asset.

        The carrying value and accumulated amortization of the intangible assets (customer lists) as of December 31, 2011 and 2010, are as follows:

	2011		2010
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,417	$3,368	$6,415	$2,727

NOTE R—ACQUISITIONS (Continued)

        Amortization of the intangible assets for the five years subsequent to December 31, 2011, is expected to be as follows:

Years Ending	In thousands
2012	$641
2013	641
2014	641
2015	316
2016	314

NOTE S—SEGMENT AND RELATED INFORMATION

        RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2011, 2010 and 2009 is as follows:

In thousands	Banking	Insurance	Total
2011
Net interest income and other income from external customers	$41,463	$4,644	$46,107
Income before income taxes	9,951	705	10,656
Total assets	992,252	12,571	1,004,823
Capital expenditures	1,938	4	1,942
2010
Net interest income and other income from external customers	$42,503	$4,686	$47,189
Income before income taxes	10,005	471	10,476
Total assets	956,662	12,005	968,667
Capital expenditures	1,068	21	1,089
2009
Net interest income and other income from external customers	$38,607	$5,348	$43,955
Income before income taxes	7,801	775	8,576
Total assets	949,130	12,774	961,904
Capital expenditures	1,902	49	1,951

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2011 and 2010, is as follows:

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Interest income	$10,480	$10,488	$10,421	$10,443
Interest expense	1,916	1,894	1,863	1,789

Net interest income	8,564	8,594	8,558	8,654
Provision for loan losses	1,100	1,310	1,200	1,825

Net interest income after provision for loan losses	7,464	7,284	7,358	6,829
Net gains on sales of securities	—	—	1	—
Other income	2,957	3,007	2,881	2,891
Other expenses and provision for income taxes	7,961	8,185	8,060	7,964

Net income	$2,460	$2,106	$2,180	$1,756

Basic earnings per share	$0.41	$0.36	$0.37	$0.29

Dividends per share	$0.19	$0.19	$0.19	$0.19

2010
Interest income	$11,125	$11,690	$11,100	$10,725
Interest expense	2,555	2,482	2,388	2,198

Net interest income	8,570	9,208	8,712	8,527
Provision for loan losses	859	2,351	1,400	1,800

Net interest income after provision for loan losses	7,711	6,857	7,312	6,727
Net gains (losses) on sales of securities	26	(1)	47	—
Other income	2,842	3,161	2,869	3,228
Other expenses and provision for income taxes	8,157	7,952	7,924	8,327

Net income	$2,422	$2,065	$2,304	$1,628

Basic earnings per share	$0.41	$0.35	$0.39	$0.27

Dividends per share	$0.19	$0.19	$0.19	$0.19

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

        Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2011. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2011, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

        ACNB's independent registered public accounting firm, ParenteBeard LLC, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on pages 103 and 104.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on ACNB Corporation and Subsidiaries' internal control over financial reporting based on our audit.

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

        A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ACNB Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related statements of income, changes in stockholders' equity, and cash flows of ACNB Corporation and Subsidiaries, and our report dated March 12, 2012 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 12, 2012

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries. A copy of the Code of Ethics is included as an exhibit to the Form 8-K filed by the Corporation on March 19, 2010. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2012 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2012 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2012 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2012 definitive Proxy Statement.

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

(b)
EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i	)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 2, 2009.)
Exhibit 3(ii	)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 22, 2010.)
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
Exhibit 10.5
Amended and Restated Director Deferred Fee Plan—Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 6, 2012.)
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
Exhibit 10.13	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant's Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)
Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 69 of this Form 10-K.)
Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant's Current Report on Form 8-K, filed with the Commission on March 19, 2010.)
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 12, 2012 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2012, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Vice Chairman of the Board	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ RONALD L. HANKEY Ronald L. Hankey Director and Chairman of the Board	/s/ DAVID L. SITES David L. Sites Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ ALAN J. STOCK Alan J. Stock Director
/s/ ROBERT W. MILLER Robert W. Miller Director	Jennifer L. Weaver Director
/s/ DANIEL W. POTTS Daniel W. Potts Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ JAMES E. WILLIAMS James E. Williams Director