Form 10-Q
period 2012-03-31
ACNB CORP
filed 2012-05-04
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

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

The number of shares of the Registrant’s Common Stock outstanding on April 27, 2012, was 5,949,415.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2012	March 31, 2011	December 31, 2011

ASSETS

Cash and due from banks	$12,259	$11,967	$14,423
Interest bearing deposits with banks	17,943	26,427	8,200

Total Cash and Cash Equivalents	30,202	38,394	22,623

Securities available for sale	206,912	192,092	209,227
Securities held to maturity, fair value $10,641; $10,570; $10,680	10,028	10,041	10,032
Loans held for sale	2,181	112	337
Loans, net of allowance for loan losses $14,538; $14,335; $15,482	687,866	650,043	678,986
Premises and equipment	14,706	13,940	14,483
Restricted investment in bank stocks	6,804	7,999	7,146
Investment in bank-owned life insurance	28,649	27,680	28,411
Investments in low-income housing partnerships	3,677	4,038	3,774
Goodwill	6,308	5,972	6,308
Intangible assets	2,890	3,529	3,049
Foreclosed assets held for resale	4,794	2,729	4,437
Other assets	15,718	19,148	16,010

Total Assets	$1,020,735	$975,717	$1,004,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$116,011	$114,717	$112,247
Interest bearing	671,946	645,144	670,548

Total Deposits	787,957	759,861	782,795

Short-term borrowings	44,420	31,235	45,962
Long-term borrowings	80,133	81,381	71,191
Other liabilities	9,664	8,203	7,401

Total Liabilities	922,174	880,680	907,349

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,012,015, 5,996,611 and 6,008,409 shares issued; 5,949,415, 5,934,011 and 5,945,809 shares outstanding	15,030	14,991	15,021
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,044	8,859	9,000
Retained earnings	74,632	70,870	73,526
Accumulated other comprehensive income	583	1,045	655

Total Stockholders’ Equity	98,561	95,037	97,474

Total Liabilities and Stockholders’ Equity	$1,020,735	$975,717	$1,004,823

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2012	2011

INTEREST INCOME
Loans, including fees	$8,563	$8,623
Securities:
Taxable	1,335	1,531
Tax-exempt	366	304
Dividends	3	3
Other	4	19

Total Interest Income	10,271	10,480
INTEREST EXPENSE
Deposits	916	1,136
Short-term borrowings	20	20
Long-term borrowings	695	760

Total Interest Expense	1,631	1,916

Net Interest Income	8,640	8,564

PROVISION FOR LOAN LOSSES	1,125	1,100

Net Interest Income after Provision for Loan Losses	7,515	7,464
OTHER INCOME
Service charges on deposit accounts	552	563
Income from fiduciary activities	288	373
Earnings on investment in bank-owned life insurance	238	237
Net gains on sales or calls of securities	4	—
Service charges on ATM and debit card transactions	309	278
Commissions from insurance sales	1,205	1,205
Other	220	301

Total Other Income	2,816	2,957

OTHER EXPENSES
Salaries and employee benefits	4,573	4,130
Net occupancy	493	556
Equipment	611	662
Other tax	223	208
Professional services	191	209
Supplies and postage	175	154
Marketing and corporate relations	100	124
FDIC and regulatory	233	405
Intangible assets amortization	160	161
Foreclosed real estate expenses (income)	65	(133)
Other operating	715	743

Total Other Expenses	7,539	7,219

Income before Income Taxes	2,792	3,202

PROVISION FOR INCOME TAXES	556	742

Net Income	$2,236	$2,460

PER SHARE DATA
Basic earnings	$0.38	$0.41
Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2012	2011

NET INCOME	$2,236	$2,460

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized losses arising during the period, net of income taxes of $(92) and $(86), respectively	(177)	(168)

Reclassification adjustment for net gains included in net income, net of income taxes of $(1) and $0, respectively	(3)	—

PENSION

Change in plan assets and benefit obligations, net of income taxes of $57 and $17, respectively	108	31

TOTAL OTHER COMPREHENSIVE LOSS	(72)	(137)

TOTAL COMPREHENSIVE INCOME	$2,164	$2,323

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2012 and 2011

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

Comprehensive income:
Net income	—	—	—	2,460	—	2,460
Other comprehensive loss, net of taxes	—	—	—	—	(137)	(137)

Total Comprehensive Income						2,323

Common stock shares issued (5,668 shares)	14	—	72	—	—	86

Cash dividends declared	—	—	—	(1,126)	—	(1,126)

BALANCE – MARCH 31, 2011	$14,991	$(728)	$8,859	$70,870	$1,045	$95,037

BALANCE – JANUARY 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474

Comprehensive income:
Net income	—	—	—	2,236	—	2,236
Other comprehensive loss, net of taxes	—	—	—	—	(72)	(72)

Total Comprehensive Income						2,164

Common stock shares issued (3,606 shares)	9	—	44	—	—	53

Cash dividends declared	—	—	—	(1,130)	—	(1,130)

BALANCE – MARCH 31, 2012	$15,030	$(728)	$9,044	$74,632	$583	$98,561

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,236	$2,460
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and foreclosed real estate, net of write-downs on foreclosed real estate	(5)	(327)
Earnings on investment in bank-owned life insurance	(238)	(237)
Gain on sales or calls of securities	(4)	—
Depreciation and amortization	510	578
Provision for loan losses	1,125	1,100
Net amortization of investment securities premiums	225	111
Decrease (increase) in interest receivable	19	(260)
Decrease in interest payable	(139)	(33)
Mortgage loans originated for sale	(2,888)	(5,663)
Proceeds from loans sold to others	1,060	8,752
Decrease in other assets	406	253
Increase (decrease) in other liabilities	(332)	482

Net Cash Provided by Operating Activities	1,975	7,216

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	16,865	13,938
Purchase of investment securities available for sale	(12,141)	(15,662)
Net increase in loans	(10,522)	(1,154)
Redemption of restricted investment in bank stocks	342	421
Capital expenditures	(574)	(238)
Proceeds from sale of foreclosed real estate	149	5,374

Net Cash Provided by (Used in) Investing Activities	(5,881)	2,679

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	3,764	11,253
Net increase in time certificates of deposits and interest bearing deposits	1,398	2,082
Net decrease in short-term borrowings	(1,542)	(7,851)
Dividends paid	(1,130)	(1,126)
Common stock issued	53	86
Proceeds from long-term borrowings	10,000	—
Repayments on long-term borrowings	(1,058)	(118)

Net Cash Provided by Financing Activities	11,485	4,326

Net Increase in Cash and Cash Equivalents	7,579	14,221

CASH AND CASH EQUIVALENTS — BEGINNING	22,623	24,173

CASH AND CASH EQUIVALENTS — ENDING	$30,202	$38,394

Interest paid	$1,770	$1,949
Incomes taxes paid	$—	$—
Loans transferred to foreclosed assets held for resale	$517	$50

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its nineteen retail banking office locations in Adams, Cumberland and York Counties, Pennsylvania.  There are also two loan production offices situated in York and Franklin Counties, Pennsylvania.

RIG is a full-service insurance agency based in Westminster, Maryland.  The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.  In 2008, due to an agency acquisition, a second location of RIG was established in Germantown, Maryland.

The Corporation, along with seven other banks, entered into a joint venture to form BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC), an offshore reinsurance company.  Each participating entity owns an insurance cell through which its premiums and losses from credit life, disability and accident insurance are funded.  Each entity is responsible for the activity in its respective cell.  The financial activity for the insurance cell has been reported in the consolidated financial statements and is not material to the consolidated financial statements.

The Corporation’s primary source of revenue is interest income on loans and investment securities and fee income on its products and services.  Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position as of March 31, 2012 and 2011 and December 31, 2011, and the results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2012 and 2011.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2011 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2012.  It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of March 31, 2012, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.                                      Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,946,443 and 5,929,351 weighted average shares of common stock outstanding for the three months ended March 31, 2012 and 2011, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                      Retirement Benefits

The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan for the three month period ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Service cost	$163	$143
Interest cost	231	240
Expected return on plan assets	(443)	(457)
Amortization of net loss	153	35
Amortization of transition obligation	2	3
Amortization of prior service cost	10	10

Net Periodic Benefit Cost (Income)	$116	$(26)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it had not yet determined the amount the Bank plans on contributing to the plan in 2012.  As of March 31, 2012, this contribution amount has still not been determined.  Effective April 1, 2012, no inactive or former participant in the plan will be eligible to again participate in the plan, and no employee hired after March 31, 2012, will be eligible to participate in the plan.

4.                                      Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,774,000 in standby letters of credit as of March 31, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of March 31, 2012, for guarantees under standby letters of credit issued is not material.

5.                                      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income
BALANCE — MARCH 31, 2012	$5,816	$(5,233)	$583
BALANCE — DECEMBER 31, 2011	$5,996	$(5,341)	$655
BALANCE — MARCH 31, 2011	$3,755	$(2,710)	$1,045

6.                                      Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2012 and 2011, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2012
Net interest income and other income from external customers	$10,263	$1,193	$—	$11,456
Income before income taxes	2,602	190	—	2,792
Total assets	1,010,248	11,712	(1,225)	1,020,735
Capital expenditures	502	72	—	574

2011
Net interest income and other income from external customers	$10,320	$1,201	$—	$11,521
Income before income taxes	2,933	269	—	3,202
Total assets	965,843	11,846	(1,972)	975,717
Capital expenditures	236	2	—	238

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

Amortized cost and fair value at March 31, 2012, and December 31, 2011, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2012
U.S. Government and agencies	$34,179	$917	$—	$35,096
Mortgage-backed securities	99,450	5,428	33	104,845
State and municipal	49,746	2,051	80	51,717
Corporate bonds	13,056	328	13	13,371
CRA mutual fund	1,044	38	—	1,082
Stock in other banks	627	174	—	801
	$198,102	$8,936	$126	$206,912

DECEMBER 31, 2011
U.S. Government and agencies	$39,237	$932	$—	$40,169
Mortgage-backed securities	102,059	5,473	5	107,527
State and municipal	44,072	2,250	5	46,317
Corporate bonds	13,105	304	30	13,379
CRA mutual fund	1,044	37	—	1,081
Stock in other banks	627	127	—	754
	$200,144	$9,123	$40	$209,227

SECURITIES HELD TO MATURITY

MARCH 31, 2012
U.S. Government and agencies	$10,028	$613	$—	$10,641

DECEMBER 31, 2011
U.S. Government and agencies	$10,032	$648	$—	$10,680

The following table shows the Corporation’s gross unrealized losses and fair value for investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012, and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2012
Mortgage-backed securities	$6,115	$33	$—	$—	$6,115	$33
State and municipal	3,981	80	—	—	3,981	80
Corporate bonds	—	—	987	13	987	13
	$10,096	$113	$987	$13	$11,083	$126

DECEMBER 31, 2011
Mortgage-backed securities	$1,968	$5	$—	$—	$1,968	$5
State and municipal	1,251	5	—	—	1,251	5
Corporate bonds	—	—	970	30	970	30
	$3,219	$10	$970	$30	$4,189	$40

All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2012, four mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost.  These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2012, nine state and municipal bonds had unrealized losses that individually did not exceed 4% of amortized cost.  These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2012, one corporate bond had an unrealized loss.  This security has been in a continuous loss position for 12 months or more.  This security had an unrealized loss of less than 2% of amortized cost.  This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At March 31, 2012, management had not identified any securities with an unrealized loss that it intends or will be required to sell.

Amortized cost and fair value at March 31, 2012, by contractual maturity, where applicable, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$7,548	$7,603	$—	$—
Over 1 year through 5 years	37,842	39,218	10,028	10,641
Over 5 years through 10 years	41,627	43,062	—	—
Over 10 years	9,964	10,301	—	—
Mortgage-backed securities	99,450	104,845	—	—
CRA mutual fund	1,044	1,082	—	—
Stock in other banks	627	801	—	—

	$198,102	$206,912	$10,028	$10,641

The Corporation realized gross gains of $4,000 and $0 in gross losses on sales or calls of securities available for sale during the first quarter of 2012.  The Corporation did not realize any gross gains or losses on sales of securities available for sale during the first quarter of 2011.

At March 31, 2012, and December 31, 2011, securities with a carrying value of $119,076,000 and $124,069,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The accrual of interest on commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection.  Residential mortgages and home equity lines of credit that are secured by residential mortgages are charged off at the value of the property less costs to sell when the loan becomes 180 days past due.  Consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance for loan losses is established as losses are estimated to occur through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition.  The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans.  These pools of loans are evaluated for loss exposure on the average loss ratio for the previous twelve quarters for each specific loan pool, adjusted for qualitative risk factors.  These qualitative risk factors include:

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

A specific allocation within the allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral or the discounted cash flows method.

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

Loan-to-value maximum values have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined by using documents such as invoices, inventory reports, accounts receivable aging reports, or collateral appraisals.

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

The Corporation’s commercial real estate construction loans are generally secured with the subject property.  Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, and other factors.

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

Residential Mortgage Lending - One-to-four family residential mortgage loan originations, including home equity closed-end loans, are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2012, and December 31, 2011:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2012
Commercial and industrial	$55,842	$4,490	$1,148	$—	$61,480
Commercial real estate	201,094	23,382	11,592	—	236,068
Commercial real estate construction	7,341	11,972	2,584	—	21,897
Residential mortgage	308,690	3,975	2,716	—	315,381
Home equity lines of credit	49,707	2,071	264	—	52,042
Consumer	15,536	—	—	—	15,536
	$638,210	$45,890	$18,304	$—	$702,404
DECEMBER 31, 2011
Commercial and industrial	$48,284	$4,596	$3,265	$—	$56,145
Commercial real estate	200,834	19,872	15,311	—	236,017
Commercial real estate construction	7,400	12,743	2,614	—	22,757
Residential mortgage	304,627	4,261	2,378	—	311,266
Home equity lines of credit	50,083	2,364	85	—	52,532
Consumer	15,751	—	—	—	15,751
	$626,979	$43,836	$23,653	$—	$694,468

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2012, and December 31, 2011:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2012
Commercial and industrial	$44	$44	$44	$235	$1,349
Commercial real estate	761	761	66	8,503	8,743
Commercial real estate construction	1,679	5,983	9	944	1,218
Residential mortgage	—	—	—	1,711	2,059
	$2,484	$6,788	$119	$11,393	$13,369

DECEMBER 31, 2011
Commercial and industrial	$1,967	$3,102	$1,085	$252	$1,367
Commercial real estate	273	273	43	6,339	7,136
Commercial real estate construction	—	—	—	2,614	7,192
Residential mortgage	88	88	53	1,313	1,638
	$2,328	$3,463	$1,181	$10,518	$17,333

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2012 and 2011:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2012
Commercial and industrial	$1,006	$—	$243	$—
Commercial real estate	517	—	7,421	—
Commercial real estate construction	839	—	1,779	—
Residential mortgage	44	—	1,512	—
	$2,406	$—	$10,955	$—

MARCH 31, 2011
Commercial and industrial	$—	$—	$446	$—
Commercial real estate	—	—	8,336	44
Commercial real estate construction	199	—	3,938	—
Residential mortgage	54	—	984	—
	$253	$—	$13,704	$44

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2012, and December 31, 2011:

In thousands	March 31, 2012	December 31, 2011

Commercial and industrial	$279	$2,219
Commercial real estate	4,687	6,612
Commercial real estate construction	2,623	2,614
Residential mortgage	1,380	1,401
	$8,969	$12,846

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of March 31, 2012, and December 31, 2011:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
MARCH 31, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$222
Commercial real estate	1,304	1,304	1,007
Commercial real estate construction	1,548	1,541	850
Total nonaccruing troubled debt restructurings	3,342	3,330	2,079
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,577
Residential mortgages	336	336	331
Total accruing troubled debt restructurings	4,913	4,913	4,908
Total troubled debt restructurings	$8,255	$8,243	$6,987
DECEMBER 31, 2011
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$234
Commercial real estate	656	656	412
Commercial real estate construction	1,548	1,541	850
Total troubled debt restructurings	$2,694	$2,682	$1,496

All of the Corporation’s troubled debt restructured loans are also impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate.  As of December 31, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $589,000.  An additional charge-off in the amount of $39,000 occurred during the first quarter of 2012.  As of March 31, 2012, there were no defaulted troubled debt restructurings as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, one was negotiated during 2011, while the other three were negotiated during 2012.

There are forbearance agreements on all loans currently classified as troubled debt restructurings, and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

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

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and >90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2012
Commercial and industrial	$—	$—	$279	$279	$61,201	$61,480	$—
Commercial real estate	291	—	4,687	4,978	231,090	236,068	—
Commercial real estate construction	—	—	2,623	2,623	19,274	21,897	—
Residential mortgage	3,694	322	2,511	6,527	308,854	315,381	1,131
Home equity lines of credit	174	3	114	291	51,751	52,042	114
Consumer	48	1	—	49	15,487	15,536	—
	$4,207	$326	$10,214	$14,747	$687,657	$702,404	$1,245

DECEMBER 31, 2011
Commercial and industrial	$25	$14	$2,219	$2,258	$53,887	$56,145	$—
Commercial real estate	329	4,184	6,663	11,176	224,841	236,017	51
Commercial real estate construction	—	—	2,614	2,614	20,143	22,757	—
Residential mortgage	4,585	1,395	2,378	8,358	302,908	311,266	977
Home equity lines of credit	397	—	163	560	51,972	52,532	163
Consumer	20	8	—	28	15,723	15,751	—
	$5,356	$5,601	$14,037	$24,994	$669,474	$694,468	$1,191

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2012
Allowance for Loan Losses
Beginning balance - January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(1,994)	(39)	—	(200)	(51)	(38)	—	(2,322)
Recoveries	2	250	—	—	—	1	—	253
Provisions	1,169	201	(7)	243	90	82	(653)	1,125
Ending balance - March 31, 2012	$1,759	$6,419	$541	$3,667	$546	$464	$1,142	$14,538
Ending balance: individually evaluated for impairment	$44	$66	$9	$—	$—	$—	$—	$119
Ending balance: collectively evaluated for impairment	$1, 715	$6,353	$532	$3,667	$546	$464	$1,142	$14,419

Loans Receivable
Ending balance	$61,480	$236,068	$21,897	$315,381	$52,042	$15,536	$—	$702,404
Ending balance: individually evaluated for impairment	$279	$9,264	$2,623	$1,711	$—	$—	$—	$13,877
Ending balance: collectively evaluated for impairment	$61,201	$226,804	$19,274	$313,670	$52,042	$15,536	$—	$688,527

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2011
Allowance for Loan Losses
Beginning Balance - January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(569)	(626)	(752)	(64)	—	(7)	—	(2,018)
Recoveries	—	—	—	1	—	—	—	1
Provisions	(275)	287	893	315	54	(98)	(76)	1,100
Ending balance - March 31, 2011	$1,230	$6,007	$1,295	$3,360	$395	$415	$1,633	$14,335
Ending balance: individually evaluated for impairment	$—	$1	$—	$14	$—	$—	$—	$15
Ending balance: collectively evaluated for impairment	$1,230	$6,006	$1,295	$3,346	$395	$415	$1,633	$14,320

Loans Receivable
Ending balance	$54,752	$226,184	$25,110	$293,615	$49,941	$14,776	$—	$664,378
Ending balance: individually evaluated for impairment	$385	$7,960	$3,886	$1,027	$—	$—	$—	$13,258
Ending balance: collectively evaluated for impairment	$54,367	$218,224	$21,224	$292,588	$49,941	$14,776	$—	$651,120

AS OF DECEMBER 31, 2011
Allowance for Loan Losses
Ending balance	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Ending balance: individually evaluated for impairment	$1,085	$43	$—	$53	$—	$—	$—	$1,181
Ending balance: collectively evaluated for impairment	$1,497	$5,964	$548	$3,571	$507	$419	$1,795	$14,301

Loans Receivables
Ending balance	$56,145	$236,017	$22,757	$311,266	$52,532	$15,751	$—	$694,468
Ending balance: individually evaluated for impairment	$2,219	$6,612	$2,614	$1,401	$—	$—	$—	$12,846
Ending balance: collectively evaluated for impairment	$53,926	$229,405	$20,143	$309,865	$52,532	$15,751	$—	$681,622

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at March 31, 2012, and December 31, 2011, are as follows:

Fair Value Measurements at March 31, 2012

In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$35,096	$—	$35,096	$—
Mortgage-backed securities		104,845	—	104,845	—
State and municipal		51,717	—	51,717	—
Corporate bonds		13,371	—	13,371	—
CRA mutual fund		1,082	1,082	—	—
Stock in other banks		801	801	—	—
Total securities available for sale	Recurring	$206,912	$1,883	$205,029	$—
Impaired loans	Nonrecurring	$4,388	$—	$—	$4,388
Foreclosed assets held for resale	Nonrecurring	$1,270	$—	$—	$1,270

Fair Value Measurements at December 31, 2011

In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$40,169	$—	$40,169	$—
Mortgage-backed securities		107,527	—	107,527	—
State and municipal		46,317	—	46,317	—
Corporate bonds		13,379	—	13,379	—
CRA mutual fund		1,081	1,081	—	—
Stock in other banks		754	754	—	—
Total securities available for sale	Recurring	$209,227	$1,835	$207,392	$—
Impaired loans	Nonrecurring	$8,075	$—	$—	$8,075
Foreclosed assets held for resale	Nonrecurring	$1,176	$—	$—	$1,176

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain of the Corporation’s assets and liabilities at March 31, 2012, and December 31, 2011:

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

Impaired Loans (Generally Carried at Fair Value)

Loans for which the Corporation has measured impairment are generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Third-party appraisals are generally discounted by 10%, however, in some cases they could be discounted by 50%, based on the facts and circumstances of the individual appraisals.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance.

Foreclosed Assets Held for Resale

Fair value of real estate acquired through foreclosure is based on independent third-party appraisals of the properties. Third-party appraisals are generally discounted by 10%, however, in some cases they could be discounted by 50%, based on the facts and circumstances of the individual appraisals.  These assets are included as Level 3 fair values, based upon appraisals that consider the sales prices of similar properties in the proximate vicinity.

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

Estimated fair values of financial instruments at March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012		December 31, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$12,259	$12,259	$14,423	$14,423
Interest bearing deposits in banks	17,943	17,943	8,200	8,200
Investment securities:
Available for sale	206,912	206,912	209,227	209,227
Held to maturity	10,028	10,641	10,032	10,680
Loans held for sale	2,181	2,181	337	337
Loans, less allowance for loan losses	687,866	719,599	678,986	710,671
Accrued interest receivable	3,655	3,655	3,674	3,674
Restricted investment in bank stocks	6,804	6,804	7,146	7,146

Financial liabilities:
Deposits	787,957	790,478	782,795	784,784
Short-term borrowings	44,420	44,420	45,962	45,962
Long-term borrowings	80,133	84,375	71,191	75,792
Accrued interest payable	1,290	1,290	1,429	1,429

Off-balance sheet financial instruments	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to a relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

Fair Value Measurements at March 31, 2012

In thousands	Carrying Amount	Fair value	Level 1	Level 2	Level 3
Financial assets:
Investment securities held to maturity	$10,028	$10,641	—	$10,641	—
Loans, less allowance for loan losses	687,866	719,599	—	719,599	—
Financial liabilities:
Time deposits	281,688	284,209	—	284,209	—
Long-term borrowings	80,133	84,375	—	84,375	—

10.           New Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the period, that were not already incorporated into the disclosures.

ACNB CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Introduction

The following is management’s discussion and analysis of the significant changes in the financial condition, results of operations, comprehensive income, capital resources, and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation (the Corporation or ACNB), a financial holding company.  Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein.  Current performance does not guarantee, assure or indicate similar performance in the future.

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects related to the charter conversion of our subsidiary bank from a federal to a state charter; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment of its recorded goodwill from its most recent testing, which was performed as of December 31, 2011.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the three months ended March 31, 2012.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2012, compared to quarter ended March 31, 2011

Executive Summary

Net income for the three months ended March 31, 2012, was $2,236,000 compared to $2,460,000 for the same quarter in 2011, a decrease of $224,000 or 9%.  Earnings per share was $0.38 in 2012 and $0.41 in 2011.  Net interest income increased $76,000 or 1%, as decreases in interest income were matched by decreases in interest expense.  Provision for loan losses increased $25,000 or 2% based on adequacy analysis of the Allowance for Loan Losses at the end of each period.  Other income decreased $141,000 or 5% due to less trust department revenue and less fees from mortgage sales.  Other expenses increased $320,000 or 4% due to higher full-time equivalent employees and higher pension.  In addition, significant income on a foreclosed real estate property in 2011 was not repeated in 2012.

Net Interest Income

Net interest income totaled $8,640,000 for the quarter ended March 31, 2012, compared to $8,564,000 for the same period in 2011, an increase of $76,000 or 1%.  Net interest income increased due to a decrease in interest expense to a greater degree than the decrease in interest income, both resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Interest income decreased $209,000, or 2%, due to declines in the Federal Funds Target Rate and other market driver rates.  These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates.  In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from Federal Reserve Bank buying activities or were left in short-term, low-rate money market type accounts (depending on the interest rate risk and liquidity tolerances set according to the mix of deposit funding sources).  Likewise, alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during the first quarter of 2012, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.  Interest expense decreased $285,000 or 15%.  For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, and filed with the SEC on March 12, 2012.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2012 was 3.60% compared to 3.80% during the same period in 2011.  Also comparing the first quarter of 2012 to 2011, the yield on interest earning assets decreased by 0.40% and the cost of interest bearing liabilities decreased by 0.19%.  The net interest margin was 3.72% for the first quarter of 2012 and 3.94% for the first quarter of 2011.  The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to low rates on deposits as described above.

Average earning assets were $933,144,000 during the first quarter of 2012, an increase of $49,111,000 from the average for the first quarter of 2011.  Average interest bearing liabilities were $791,230,000 in the first quarter of 2012, an increase of $32,667,000 from the same quarter in 2011.

Provision for Loan Losses

The provision for loan losses was $1,125,000 in the first quarter of 2012 compared to $1,100,000 in the first quarter of 2011, an increase of $25,000 or 2%.  The increase was a result of analysis of the adequacy of the allowance for loan losses.  Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the first quarter of 2012, the Corporation had net charge-offs of $2,069,000, as compared to net charge-offs of $2,017,000 for the first quarter of 2011.

Other Income

Total other income was $2,816,000 for the three months ended March 31, 2012, down $141,000, or 5%, from the first quarter of 2011.  Fees from deposit accounts decreased by $11,000, or 2%, due to varying volume.  Government regulation limits fee assessments, making future revenue levels uncertain.  Revenue from ATM and debit card transactions increased 11% to $309,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, government regulations for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $288,000 for the three months ended March 31, 2012, as compared to $373,000 during the first quarter of 2011, a 23% decrease as a result of lower average asset market values under management and no estate fee income in the first quarter of 2012.  Earnings on bank-owned life insurance increased by $1,000, or less than 1%, as a result of variations in crediting rates.  The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue stable at $1,205,000 in both quarters.  This stability was due to higher contingency commissions, as revenue in the longer term is down in a “soft” insurance market and from the effects of the prolonged economic recession on business clients.  Other income in the quarter ended March 31, 2012, was lower due to decreased fees related to sales of residential mortgages in 2012.

Impairment Testing

RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Goodwill, that has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date is December 31.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles - Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.

If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350.  If the entity determines that it is more likely than not that the fair value has fallen below its carrying value, then the goodwill impairment analysis is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment.  The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  Subsequent reversal of goodwill impairment losses is not permitted.  ACNB performs an annual evaluation to determine if there is goodwill impairment.  For the year ended December 31, 2011, compared to 2010, commissions from insurance sales decreased by 3%, while agency expenses decreased by 8% (including eliminating management fees to the Corporation). RIG’s stand-alone net income increased by 50% in 2011 compared to 2010.  Since the testing for potential impairment involves methods that include current and projected income amounts as well as market average multiples paid for similar agencies, the fair value increased at December 31, 2011, as compared to previous years’ impairment testing results.

The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2011.  However, future declines in RIG’s net income or changes in external market factors, including cash flow estimates of likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.  A liability incurred at year-end 2011 and paid in the first quarter of 2012 for contingent consideration owed on the previous purchase of another insurance agency did not unfavorably impact the fair value of RIG.  Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $443,000, or 11%, when comparing the first quarter of 2012 to the same quarter a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•                  increases from normal promotion and production-based incentive/bonus compensation to employees;

•                  an increase in the number of full-time equivalent employees, including those hired for the opening of a new retail banking office;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  increased cost associated with employee benefit plans; and,

•                  increased defined benefit pension expense, which is up by $142,000 when comparing the three months ended March 31, 2012, to March 31, 2011, resulting from low 2011 investment performance and a significant decrease in the discount rate from the Federal Reserve Bank’s multi-year policy of keeping market rates at historically low levels.

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

In addition, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan.

Net occupancy expense decreased by $63,000, or 11%, in part due to a mild and relatively snow-free winter season in 2012. Equipment expense decreased by $51,000, or 8%, as a result of fewer replacement equipment and software purchases in 2012 compared to 2011.

Professional services expense totaled $191,000 during the first quarter of 2012, as compared to $209,000 for the same period in 2011, a decrease of $18,000 or 9%.  The decrease was due to less vendor engagements in 2012 compared to 2011.

Marketing and corporate relations expenses decreased by $24,000, or 19%, in the first quarter of 2012 compared to the same period of 2011.  Higher marketing expense in 2011 reflected additional advertising production and media expenditures to promote certain in-market consumer loans.

FDIC expense for the first quarter of 2012 was $209,000, a decrease of $164,000 from the first quarter of 2011. The decrease was due in part to improved risk ratings and a revised computation method.  Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect ACNB earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, in the amount of $3,956,000, the date the payment was made.  For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.  Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  Foreclosed real estate expenses (income) were $65,000 and ($133,000) for the quarters ended March 31, 2012 and 2011, respectively.  The 2011 income was net of a $194,000 gain on the sale of one commercial real estate participation loan in the first quarter.  The higher cost in 2012 was due to the increased number and varying mix of commercial and residential collateral, unpaid property taxes, and deferred maintenance required upon acquisition.  In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value, during the prolonged marketing cycles for these distressed properties.  Foreclosed assets held for resale expenses are projected to remain high in 2012 due to the existing inventory of properties and projected additions based on information derived from the estimation process of the allowance for loan losses.

Other tax expenses increased by $15,000, or 7%, due to a state shareholders’ equity-based tax that increases annually regardless of income.  Supplies and postage increased by $21,000, or 14%, due to timing on larger supply refills.  Other operating expenses decreased by $28,000, or 4%, in the first quarter of 2012, as compared to the first quarter of 2011.  The decreases were in a variety of expense categories.

Provision for Income Taxes

The Corporation recognized income taxes of $556,000, or 20% of pretax income, during the first quarter of 2012, as compared to $742,000, or 23% of pretax income, during the same period in 2011.  The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships which qualify for federal tax credits.

The income tax provision during the first quarters ended March 31, 2012 and 2011, included low-income housing tax credits of $139,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,020,735,000 at March 31, 2012, compared to $1,004,823,000 at December 31, 2011, and $975,717,000 at March 31, 2011.  Average earning assets during the three months ended March 31, 2012, increased to $933,144,000 from $884,033,000 during the same period in 2011.  Average interest bearing liabilities increased in 2012 to $791,230,000 from $758,563,000 in 2011, while average non-interest bearing deposits increased by $2,937,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity.  The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities.  These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall statement of condition.

At March 31, 2012, the securities balance included a net unrealized gain of $5,816,000, net of taxes, on available for sale securities versus a net unrealized gain of $5,996,000, net of taxes, at December 31, 2011, and a net unrealized gain of $3,755,000, net of taxes, at March 31, 2011.  The increase in fair value of securities during 2011 was a result of change in the portfolio’s interest rate sensitivity position and in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB; however, the first quarter of 2012 ended with market rates up, thereby mathematically decreasing the fair value of the investments held by the Corporation.  An eventual return to higher market rates will further negatively affect the fair value, while the investments will be expected to continue to pay the contractual interest rate and return the principal over the life of the investment or at maturity.  The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses a reliable service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value Measurements in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $38,026,000, or 6%, from March 31, 2011, to March 31, 2012, and increased by $7,936,000, or 1%, from December 31, 2011, to March 31, 2012.  The increase in loan volume was the result of determined efforts to lend to creditworthy borrowers despite the continued slow economic conditions.  Compared to December 31, 2011, commercial loans (including loans to local government units) increased by approximately $5,335,000 or 10%.  The commercial loan increase during this period was the result of competing for available loans, even while reduced business activity in the market area hindered new originations.  Commercial real estate loans increased by $51,000, or less than 1%; while, real estate construction loans decreased by $860,000, or 4%.  New housing development activity is very limited in the marketplace, and this category has decreased significantly since 2008.  Likewise, residential mortgage loans and home equity lines of credit to consumers increased by $3,625,000, or 1%, even though many existing loans were refinanced elsewhere because of the low interest rate environment.  Even with marketing and retail banking staff efforts, other consumer loans were stable to slightly declining.  Management has limited new participation credits in conjunction with other financial institutions, primarily due to potential credit risk.  Participation loans at March 31, 2012, totaled approximately $23,000,000 compared to $25,000,000 at December 31, 2011.  Residential mortgage loans secured by junior liens total approximately $27,000,000, or 7% of total residential mortgage loans.  Home equity loans are also, in many cases, junior liens and totaled approximately $52,000,000 at March 31, 2012.

Although there is no perceived difference in delinquency compared to first mortgage loans and comparative loss history, junior liens inherently have more credit risk by virtue of the fact that another financial institution might have a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt.  Generally, foreclosure actions could become more prevalent in a continuation of the national or a local weak housing market.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices.  This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $95,980,000, or 14% of total loans, at March 31, 2012.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

•                  the current estimated fair value of underlying collateral; and,

•                  prevailing market conditions.

If management determines a loan is not impaired, a specific reserve allocation is not required.  Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve.  For homogeneous loan types, such as consumer and residential mortgage loans, management bases allocations on the average loss ratio for the previous twelve quarters for each specific loan pool.  Additionally, management adjusts projected loss ratios for other factors, including the following:

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

Management believes the above methodology accurately reflects losses inherent in the portfolio.  Management charges actual loan losses to the allowance for loan losses.  Management periodically updates the methodology and the assumptions discussed above.  In addition, management bases the provision for loan losses, if any, on the overall analysis taking into account the methodology discussed above.

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

The allowance for loan losses at March 31, 2012, was $14,538,000, or 2.07% of loans, as compared to $14,335,000, or 2.16% of loans, at March 31, 2011, and $15,482,000, or 2.23% of loans, at December 31, 2011.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
Beginning balance - January 1	$15,482	$15,252	$15,252
Provision charged to operations	1,125	5,435	1,100
Recoveries on charged-off loans	253	38	1
Loans charged-off	(2,322)	(5,243)	(2,018)

Ending balance	$14,538	$15,482	$14,335

Loans past due 90 days and still accruing were $1,245,000 and nonaccrual loans were $8,969,000 as of March 31, 2012.  $2,079,000 of the nonaccrual balance at March 31, 2012, were troubled debt restructured loans.  $4,908,000 of the impaired loans were accruing troubled debt restructured loans.  Loans past due 90 days and still accruing were $916,000 at March 31, 2011, while nonaccruals were $13,258,000.  $1,742,000 of the nonaccrual balance and $373,000 of the 90 days and still accruing loans at March 31, 2011, were troubled debt restructured loans.  Loans past due 90 days and still accruing were $1,191,000 at December 31, 2011, while nonaccruals were $12,846,000.  $1,496,000 of the nonaccrual balance at December 31, 2011, were troubled debt restructured loans.  Total additional loans classified as substandard (potential problem loans) at March 31, 2012, March 31, 2011, and December 31, 2011, were approximately $9,335,000, $14,143,000 and $10,807,000, respectively.  There were no accruing troubled debt restructured loans as of March 31, 2011, and December 31, 2011.

A better understanding of the trends of the non-performing loans is obtained by a comparison back to previous periods.  Information on nonaccrual loans at March 31, 2012, as compared to December 31, 2011 and 2010, is as follows:

In thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2012
Residential real estate developments	3	$2,623	$9	$—	In market	2006 — 2010
Owner occupied commercial real estate	15	3,415	44	39	In market	1995 — 2008
Investment/rental commercial real estate	5	2,696	66	24	In market	2003 — 2010
Commercial and industrial	2	235	—	1,954	In market	2006 — 2007
Total	25	$8,969	$119	$2,017

December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006 — 2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995 — 2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003 — 2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006 — 2008
Total	24	$12,846	$1,181	$4,301
December 31, 2010
Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995 — 2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003 — 2007
Commercial and industrial	1	974	549	30	In market	2007
Total	23	$14,657	$2,059	$2,134

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

At March 31, 2012, the Corporation had two impaired loans to unrelated borrowers totaling $2,529,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties, and no interest reserves.  Both loans were originated during the first half of 2006.  One loan matured with the inability of the borrower to make the necessary infrastructure improvements.  The Corporation charged down the loan by $2,500,000 in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy.  ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses on the property and updated information, respectively.  It is expected that various real estate collateral on this loan will be protected by a fair value bid at sheriff sale in 2012, after which ACNB will market the property to the appropriate buyers.  On the other larger residential real estate development loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral.  Because of the length of time since the last sale, a $274,000 specific allocation was charged-off against the allowance for loan losses in 2011. Subsequently, $400,000 was applied to principal from property sales.

Because of the 2011 write-downs, there is only a minor valuation allowance on the two unrelated loans at March 31, 2012.  The respective allowances and write-downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.  From 2010 to 2011, three smaller residential real estate development loans were added to nonaccrual impaired loans.  All three are in the Corporation’s market area with standard terms and conditions and no interest reserves, but have suffered from the downturn in the real estate market.  One of these loans remains at March 31, 2012, in the amount of $94,000 with no specific allocation.  ACNB will protect its interests by fair value bid at sheriff sale, after which it will market the property to the appropriate buyer/buyers if the loan is not brought current by the borrower.  The second loan was moved to foreclosed assets held for resale in the fourth quarter of 2011, and is currently being marketed.  The third loan was moved to foreclosed assets held for resale after a $77,000 charge-off, and was subsequently sold at a small gain in the third quarter of 2011.

Owner occupied commercial real estate at March 31, 2012, includes 15 loan relationships to unrelated borrowers which total $3,415,000, none of which exceeds $760,000 in outstanding balance.  These loans were originated between 1995 and 2008.  A $3,500,000 loan previously in this category was settled in the first quarter of 2012, and the Corporation realized a $250,000 recovery on a previous $598,000 charge-off.  The other loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest of ACNB to initiate foreclosure procedures.  One loan relationship with a combined balance of $251,000 had a specific allocation of $44,000 and another loan with a balance of $230,000 had a partial charge-off of $39,000 based on a new appraised value.

Investment/rental commercial real estate at March 31, 2012, includes five unrelated loan relationships totaling $2,696,000 in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2003 and 2010, and were affected by the lack of borrower cash flow to continue to service the debt.  The current plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful.  One loan totaling $761,000 to a single borrower has a specific allocation totaling $66,000 based on adjusted appraised values less estimated costs to sell.  Another group of rental properties total $724,000 to a single borrower in bankruptcy; moreover, as the rental properties do not cash flow and the borrower has indicated no further payments will be made, it is expected that collection will be pursued through the foreclosure process.  Other investment/rental commercial real estate loans are in collection or are in various stages of the foreclosure process.  $24,000 in charge-offs on another loan in this category was made when it was deemed that loss was confirmed by a new appraisal.

Included in impaired commercial and industrial loans at March 31, 2012, are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $222,000 at March 31, 2012, which is net of a $1,000,000 charge-off taken in 2008 and an additional $529,000 charge-off in 2011.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status.  The 2011 charge-off was taken after the borrower stated that no further payments are likely.  Subsequently, the borrower entered into a forbearance agreement in the third quarter of 2011 that included a principal reduction of $94,000 to date.  The remaining outstanding balance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  A second credit to an unrelated borrower was added to nonaccrual in the third quarter of 2011 in the amount of $3,100,000, with a confirmed loss charged-off in the fourth quarter of 2011 of $1,135,000 plus a specific allocation of $1,085,000 derived by analyzing the latest company provided accounts receivable data.  In the first quarter of 2012, the lead bank for this participation loan reported that the remaining accounts receivable that secured this loan were deemed worthless and ACNB charged off the entire remaining $1,954,000.  This 2006 participation loan was to a company in the building supplies industry that was negatively impacted by the downturn in housing and then the loss of its major distributorship.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  The carrying value of real estate acquired through foreclosure was 18 properties totaling $4,794,000 at March 31, 2012, compared to $4,437,000 at December 31, 2011.  The increase was due to three residential properties added in the first quarter of 2012, while two residential properties were sold at a net loss of $11,000.  All properties are actively being marketed.  The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2012; however, the total amount and timing is currently not certain.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $787,957,000 as of March 31, 2012.  Deposits increased by $28,096,000, or 4%, from March 31, 2011, to March 31, 2012, and by $5,162,000, or 1%, from December 31, 2011, to March 31, 2012.  Deposits vary between quarters in mostly reflecting different levels held by local government and school districts during different times of the year.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a low interest rate economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share.  Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised of securities sold under agreements to repurchase.  Investment securities are pledged in sufficient amounts to collateralize these repurchase agreements, which are legally borrowings but similar to deposits.  As of March 31, 2012, short-term borrowings were $44,420,000, as compared to $45,962,000 at December 31, 2011, and $31,235,000 at March 31, 2011.  In comparison to year-end 2011, short-term borrowings were down due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term Federal Home Loan Bank (FHLB) borrowings at the end of any of the periods; although, they were used in the first quarter of 2012 to even out funding from seasonality in the deposit base.  The average balance of the short-term borrowings with the FHLB was $7,300,000 during the first quarter of 2012.  Long-term borrowings consist primarily of advances from the FHLB.  Long-term borrowings totaled $80,133,000 at March 31, 2012, versus $71,191,000 at December 31, 2011, and $81,381,000 at March 31, 2011.  The Corporation increased long-term borrowings from year-end 2011, by converting the short-term borrowing into a two through four year “laddered” borrowing in order to lengthen liability duration and thereby reduce the negative effects of an increase in interest rates in that future time frame.

Capital

ACNB’s capital management strategies have been developed to provide a dividend to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $98,561,000 at March 31, 2012, compared to $97,474,000 at December 31, 2011, and $95,037,000 at March 31, 2011.  Stockholders’ equity increased in the first three months of 2012 by $1,087,000 due to $1,106,000 in earnings retained in capital offsetting a decrease in accumulated other comprehensive income due to depreciation in the fair value of the investment portfolio.  Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.

During the first three months of 2012, ACNB earned $2,236,000 and paid dividends of $1,130,000 for a dividend payout ratio of 51%.  During the first three months of 2011, ACNB earned $2,460,000 and paid dividends of $1,126,000 for a dividend payout ratio of 46%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record.  This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan.  Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan.  In the first quarter of 2012, 3,606 shares were issued under this plan with proceeds in the amount of $53,000.  Proceeds will be used for general corporate purposes (including, but not limited to, the option of contributions to surplus of ACNB’s banking subsidiary).

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  Management believes, as of March 31, 2012, and December 31, 2011, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”.  There are no conditions or events since the notification that management believes have changed the banking subsidiary’s category.

ACNB neither solicited nor received any government funds under the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program or the Small Business Lending Fund.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2012	December 31, 2011	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.40%	8.24%	5.00%

Tier 1 risk-based capital ratio (to risk-weighted assets)	12.04%	12.07%	6.00%

Total risk-based capital ratio	13.29%	13.32%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB.  At March 31, 2012, ACNB’s banking subsidiary had a borrowing capacity of approximately $310,367,000 from the FHLB, of which $232,367,000 was available.  Since the second half of 2008, financial institutions had experienced difficulties in bank-to-bank liquidity worldwide. ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.

The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed current information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowers the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $44,420,000 and $45,962,000 at March 31, 2012, and December 31, 2011, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At March 31, 2012, the Corporation had unfunded outstanding commitments to extend credit of approximately $128,096,000 and outstanding standby letters of credit of approximately $6,774,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

JUMPSTART OUR BUSINESS STARTUPS (JOBS) ACT - On April 5, 2012, President Obama signed the JOBS Act into law.  The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•                  raising the threshold requiring registration under the Securities Exchange Act of 1934 (Exchange Act) for banks and bank holdings companies from 500 to 2,000 holders of record;

•                  raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;

•                  raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•                  permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

•                  allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and,

•                  creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK) - In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws.  Dodd-Frank has and is expected to have a significant impact on ACNB’s business operations as its provisions take effect.  It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the Bank’s interest expense.  Among the provisions that are likely to affect ACNB are the following:

Holding Company Capital Requirements

Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets.  Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

Limits on Interchange Fees

Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to these issuers.

Consumer Financial Protection Bureau

Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

FASB PROPOSALS - On May 26, 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft that proposes to dramatically overhaul financial instrument accounting.  The changes would affect how banks account for a wide range of financial instruments, including investments in debt and equity securities, loans, deposits and borrowings.  The proposed requirements affect the classification and measurement of financial instruments and the recognition and measurement of impairment losses on financial assets.  Financial asset categories would be reduced to two categories: (1) fair value through net income and (2) fair value through other comprehensive income (OCI).  Financial liabilities would be reduced to four categories: (1) fair value through net income; (2) fair value through OCI; (3) amortized cost; and, (4) remeasurement value (for core deposit liabilities).  Principally all financial assets and most financial liabilities would be measured at fair value on the balance sheet.  Further, some financial assets and liabilities would display both amortized cost and fair value amounts on the face of the balance sheet.  Loans held to collect contractual cash flows are an example.  A separate companion exposure draft proposes to require companies to display net income and OCI on one single statement of comprehensive income.  As a result, the income statement would become the statement of comprehensive income (SCI).  Comprehensive income is defined as net income plus OCI.  Currently, OCI items bypass net income and are recorded as a separate component of equity in the balance sheet.  The effective date for this proposal has not been set.  The comment period for the exposure draft ended on September 30, 2010.

At the December 21, 2010 meeting, FASB decided that both the characteristics of the financial asset and an entity’s business strategy should be used as criteria in determining the classification and measurement of financial assets.  At this meeting, the FASB also tentatively decided to consider three categories for financial assets:

(1)          Fair Value - Net Income (FV-NI), fair value measurement with all changes in fair value recognized in net income;

(2)          Fair Value - Other Comprehensive Income (FV-OCI), fair value measurement with qualifying changes in fair value recognized in other comprehensive income; and,

(3)          Amortized cost.

Further, FASB discussed the business strategy criterion to determine which financial assets would be measured at amortized cost.  FASB decided that a business activity approach should be used and that financial assets that an entity manages for the collection of contractual cash flows through a lending or customer financing activity should be measured at amortized cost.

FASB also decided that, for all other business activities, financial assets should be measured at fair value.  Lastly, FASB decided that financial assets for which an entity’s business activity is trading or holding for sale should be classified in the FV-NI category and that financial assets for which an entity’s business activity is investing with a focus on managing risk exposures and maximizing total return should be classified in the FV-OCI category.

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

SUPERVISION AND REGULATION

Dividends

ACNB is a legal entity separate and distinct from its subsidiary bank.  ACNB’s revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank.  Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank.  Please refer to Regulation of Bank below.

Regulation of Bank

The operations of the subsidiary bank are subject to statutes applicable to banks chartered under the banking laws of Pennsylvania, to state nonmember banks, and to banks whose deposits are insured by the FDIC.  The subsidiary bank’s operations are also subject to regulations of the Pennsylvania Department of Banking, Federal Reserve, and FDIC.

The Pennsylvania Department of Banking, which has primary supervisory authority over banks chartered in Pennsylvania, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations.  These examinations are designed for the protection of the subsidiary bank’s depositors rather than ACNB’s stockholders.  The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council, or FFIEC.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis.  Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end.  For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

Disclosure controls and procedures are Corporation controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2012, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended March 31, 2012.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of March 31, 2012, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of March 31, 2012, there were no issued or outstanding shares of preferred stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - MINE SAFETY DISCLOSURES - NOT APPLICABLE.

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

Exhibit 10.2

Salary Continuation Agreement - Applicable to Ronald L. Hankey. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

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

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan - Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, David L. Sites, Alan J. Stock, Jennifer L. Weaver, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.14

Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.15

Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.16

Salary Continuation Agreement by and between ACNB Bank and David W. Cathell dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.17

Amended and Restated 2001 Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.18

Amended and Restated 1996 Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 7 of this Form 10-Q.)

Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 19, 2010.)

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	May 4, 2012	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)