Form 10-Q
period 2012-06-30
ACNB CORP
filed 2012-08-03
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s Common Stock outstanding on July 27, 2012, was 5,955,535.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2012	June 30, 2011	December 31, 2011

ASSETS

Cash and due from banks	$13,620	$13,382	$14,423
Interest bearing deposits with banks	53,605	28,510	8,200

Total Cash and Cash Equivalents	67,225	41,892	22,623

Securities available for sale	188,711	207,719	209,227
Securities held to maturity, fair value $29,011; $10,702; $10,680	28,388	10,038	10,032
Loans held for sale	1,540	825	337
Loans, net of allowance for loan losses $15,322; $14,700; $15,482	676,984	653,652	678,986
Premises and equipment	14,723	14,418	14,483
Restricted investment in bank stocks	6,478	7,886	7,146
Investment in bank-owned life insurance	30,832	27,931	28,411
Investments in low-income housing partnerships	3,566	3,946	3,774
Goodwill	6,308	5,972	6,308
Intangible assets	2,730	3,369	3,049
Foreclosed assets held for resale	5,247	3,631	4,437
Other assets	14,587	17,058	16,010

Total Assets	$1,047,319	$998,337	$1,004,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$115,616	$112,411	$112,247
Interest bearing	702,346	656,989	670,548

Total Deposits	817,962	769,400	782,795

Short-term borrowings	42,601	47,924	45,962
Long-term borrowings	80,074	76,305	71,191
Other liabilities	6,772	7,375	7,401

Total Liabilities	947,409	901,004	907,349

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,018,135, 5,999,840 and 6,008,409 shares issued; 5,955,535, 5,937,240 and 5,945,809 shares outstanding	15,045	14,999	15,021
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,117	8,901	9,000
Retained earnings	75,630	71,848	73,526
Accumulated other comprehensive income	846	2,313	655

Total Stockholders’ Equity	99,910	97,333	97,474

Total Liabilities and Stockholders’ Equity	$1,047,319	$998,337	$1,004,823

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees
Securities:	$8,504	$8,605	$17,067	$17,228
Taxable	1,265	1,550	2,600	3,081
Tax-exempt	371	304	737	608
Dividends	4	3	7	6
Other	19	26	23	45

Total Interest Income	10,163	10,488	20,434	20,968
INTEREST EXPENSE
Deposits	872	1,111	1,788	2,247
Short-term borrowings	21	28	41	48
Long-term borrowings	702	755	1,397	1,515

Total Interest Expense	1,595	1,894	3,226	3,810

Net Interest Income	8,568	8,594	17,208	17,158

PROVISION FOR LOAN LOSSES	1,125	1,310	2,250	2,410

Net Interest Income after Provision for Loan Losses	7,443	7,284	14,958	14,748

OTHER INCOME
Service charges on deposit accounts	603	603	1,155	1,166
Income from fiduciary activities	356	329	644	702
Earnings on investment in bank-owned life insurance	242	251	480	488
Net gains on sales or calls of securities	3	—	7	—
Service charges on ATM and debit card transactions	323	320	632	598
Commissions from insurance sales	1,295	1,308	2,500	2,513
Other	243	196	463	497

Total Other Income	3,065	3,007	5,881	5,964
OTHER EXPENSES
Salaries and employee benefits	4,672	4,335	9,245	8,465
Net occupancy	497	500	990	1,056
Equipment	671	682	1,282	1,344
Other tax	170	175	393	383
Professional services	251	261	442	470
Supplies and postage	152	166	327	320
Marketing and corporate relations	90	128	190	252
FDIC and regulatory	218	335	451	740
Intangible assets amortization	161	160	321	321
Foreclosed real estate expenses	165	143	230	10
Other operating	793	768	1,508	1,511

Total Other Expenses	7,840	7,653	15,379	14,872

Income before Income Taxes	2,668	2,638	5,460	5,840

PROVISION FOR INCOME TAXES	540	532	1,096	1,274

Net Income	$2,128	$2,106	$4,364	$4,566
PER SHARE DATA
Basic earnings	$0.35	$0.36	$0.73	$0.77
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011

NET INCOME	$2,128	$2,106	$4,364	$4,566

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $81, $637, $(10) and $551, respectively	156	1,237	(21)	1,069

Reclassification adjustment for net gains included in net income, net of income taxes of $(1), $0, $(2) and $0, respectively	(2)	—	(5)	—

PENSION

Change in plan assets and benefit obligations, net of income taxes of $56, $17, $113 and $34, respectively	109	31	217	62

TOTAL OTHER COMPREHENSIVE INCOME	263	1,268	191	1,131

TOTAL COMPREHENSIVE INCOME	$2,391	$3,374	$4,555	$5,697

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2012 and 2011

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

Comprehensive income:
Net income	—	—	—	4,566	—	4,566
Other comprehensive income, net of taxes	—	—	—	—	1,131	1,131

Total Comprehensive Income						5,697

Common stock shares issued (8,897 shares)	22	—	114	—	—	136

Cash dividends declared	—	—	—	(2,254)	—	(2,254)

BALANCE — JUNE 30, 2011	$14,999	$(728)	$8,901	$71,848	$2,313	$97,333

BALANCE — JANUARY 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474

Comprehensive income:
Net income	—	—	—	4,364	—	4,364
Other comprehensive income, net of taxes	—	—	—	—	191	191

Total Comprehensive Income						4,555

Common stock shares issued (9,726 shares)	24	—	117	—	—	141

Cash dividends declared	—	—	—	(2,260)	—	(2,260)

BALANCE — JUNE 30, 2012	$15,045	$(728)	$9,117	$75,630	$846	$99,910

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,364	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and foreclosed real estate, net of write-downs on foreclosed real estate	(32)	(284)
Earnings on investment in bank-owned life insurance	(480)	(488)
Gain on sales or calls of securities	(7)	—
Depreciation and amortization	1,023	1,135
Provision for loan losses	2,250	2,410
Net amortization of investment securities premiums	426	248
Decrease (increase) in interest receivable	228	(125)
Increase (decrease) in interest payable	(224)	53
Mortgage loans originated for sale	(8,940)	(10,770)
Proceeds from loans sold to others	7,827	13,212
Decrease in other assets	1,303	1,646
Decrease in other liabilities	(75)	(384)

Net Cash Provided by Operating Activities	7,663	11,219

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,056	—
Proceeds from maturities of investment securities available for sale	38,417	24,291
Purchase of investment securities held to maturity	(19,429)	—
Purchase of investment securities available for sale	(18,342)	(39,902)
Net increase in loans	(2,060)	(7,490)
Redemption of restricted investment in bank stocks	668	534
Purchase of bank-owned life insurance	(1,941)	—
Capital expenditures	(944)	(1,113)
Proceeds from sale of foreclosed real estate	944	5,780

Net Cash Used in Investing Activities	(1,631)	(17,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	3,369	8,947
Net increase in time certificates of deposits and interest bearing deposits	31,798	13,927
Net increase (decrease) in short-term borrowings	(3,361)	8,838
Dividends paid	(2,260)	(2,254)
Common stock issued	141	136
Proceeds from long-term borrowings	10,000	—
Repayments on long-term borrowings	(1,117)	(5,194)

Net Cash Provided by Financing Activities	38,570	24,400

Net Increase in Cash and Cash Equivalents	44,602	17,719

CASH AND CASH EQUIVALENTS — BEGINNING	22,623	24,173

CASH AND CASH EQUIVALENTS — ENDING	$67,225	$41,892

Interest paid	$3,450	$3,757
Incomes taxes paid	$—	$900
Loans transferred to foreclosed assets held for resale	$1,812	$1,467

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position and results of operations, comprehensive income, changes in stockholders’ equity, and cash flows.  All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2011 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2012.  It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of June 30, 2012, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.                                      Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,948,433 and 5,931,962 weighted average shares of common stock outstanding for the six months ended June 30, 2012 and 2011, respectively, and 5,950,424 and 5,934,543 for the three months ended June 30, 2012 and 2011, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                      Retirement Benefits

The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan for the three month and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Service cost	$163	$143	$326	$286
Interest cost	231	240	462	480
Expected return on plan assets	(443)	(457)	(886)	(914)
Amortization of net loss	153	35	306	70
Amortization of transition obligation	2	3	4	6
Amortization of prior service cost	10	10	20	20

Net Periodic Benefit Cost (Income)	$116	$(26)	$232	(52)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it had not yet determined the amount the Bank plans on contributing to the plan in 2012.  As of June 30, 2012, this contribution amount has still not been determined.  Effective April 1, 2012, no inactive or former participant in the plan will be eligible to again participate in the plan, and no employee hired after March 31, 2012, will be eligible to participate in the plan.

4.                                      Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $5,800,000 in standby letters of credit as of June 30, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of June 30, 2012, for guarantees under standby letters of credit issued is not material.

5.                                      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income
BALANCE — JUNE 30, 2012	$5,970	$(5,124)	$846
BALANCE — DECEMBER 31, 2011	$5,996	$(5,341)	$655
BALANCE — JUNE 30, 2011	$4,992	$(2,679)	$2,313

6.                                      Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary.  RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2012 and 2011, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2012
Net interest income and other income from external customers	$20,605	$2,484	$—	$23,089
Income before income taxes	5,049	411	—	5,460
Total assets	1,036,693	12,186	(1,560)	1,047,319
Capital expenditures	872	72	—	944

2011
Net interest income and other income from external customers	$20,619	$2,503	$—	$23,122
Income before income taxes	5,309	531	—	5,840
Total assets	988,022	11,850	(1,535)	998,337
Capital expenditures	1,111	2	—	1,113

Segment information for the three month periods ended June 30, 2012 and 2011, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2012
Net interest income and other income from external customers	$10,342	$1,291	$—	$11,633
Income before income taxes	2,447	221	—	2,668
Total assets	1,036,693	12,186	(1,560)	1,047,319
Capital expenditures	370	—	—	370

2011
Net interest income and other income from external customers	$10,299	$1,302	$—	$11,601
Income before income taxes	2,376	262	—	2,638
Total assets	988,022	11,850	(1,535)	998,337
Capital expenditures	875	—	—	875

Intangible assets, representing customer lists, are amortized over 10 years on a straight line basis.  Goodwill is not amortized, but rather is analyzed annually for impairment.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Amortization of goodwill and the intangible assets is deductible for tax purposes.

During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350 such that the annual goodwill impairment testing date will be changed from December 31st to October 1st. This new testing date is preferable in the circumstances, because it will allow the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in its annual consolidated financial statements and timely file those statements with the Securities and Exchange Commission in accordance with its accelerated filing requirements.

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

Amortized cost and fair value at June 30, 2012, and December 31, 2011, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2012

U.S. Government and agencies	$28,292	$1,041	$—	$29,333
Mortgage-backed securities	93,075	5,237	—	98,312
State and municipal	49,613	2,301	17	51,897
Corporate bonds	7,016	294	17	7,293
CRA mutual fund	1,044	51	—	1,095
Stock in other banks	627	154	—	781
	$179,667	$9,078	$34	$188,711

DECEMBER 31, 2011

U.S. Government and agencies	$39,237	$932	$—	$40,169
Mortgage-backed securities	102,059	5,473	5	107,527
State and municipal	44,072	2,250	5	46,317
Corporate bonds	13,105	304	30	13,379
CRA mutual fund	1,044	37	—	1,081
Stock in other banks	627	127	—	754
	$200,144	$9,123	$40	$209,227

SECURITIES HELD TO MATURITY

JUNE 30, 2012	$16,046	$605	$—	$16,651

U.S. Government and agencies	12,342	18	—	12,360
Mortgage-backed securities	$28,388	$623	$—	29,011

DECEMBER 31, 2011

U.S. Government and agencies	$10,032	$648	$—	$10,680

The following table shows the Corporation’s gross unrealized losses and fair value for investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012, and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2012

State and municipal	$2,492	$17	$—	$—	$2,492	$17
Corporate bonds	—	—	983	17	983	17
	$2,492	$17	$983	$17	$3,475	$34

DECEMBER 31, 2011

Mortgage-backed securities	$1,968	$5	$—	$—	$1,968	$5
State and municipal	1,251	5	—	—	1,251	5
Corporate bonds	—	—	970	30	970	30
	$3,219	$10	$970	$30	$4,189	$40

All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2012, five state and municipal bonds had unrealized losses that individually did not exceed 2% of amortized cost.  These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2012, one corporate bond had an unrealized loss.  This security has been in a continuous loss position for 12 months or more.  This security had an unrealized loss of less than 2% of amortized cost.  This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At June 30, 2012, management had not identified any securities with an unrealized loss that it intends or will be required to sell.

Amortized cost and fair value at June 30, 2012, by contractual maturity, where applicable, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$1,507	$1,522	$—	$—
Over 1 year through 5 years	33,702	35,321	10,025	10,582
Over 5 years through 10 years	41,373	42,953	6,021	6,069
Over 10 years	8,339	8,727	—	—
Mortgage-backed securities	93,075	98,312	12,342	12,360
CRA mutual fund	1,044	1,095	—	—
Stock in other banks	627	781	—	—

	$179,667	$188,711	$28,388	$29,011

The Corporation realized gross gains of $3,000 during the second quarter of 2012 and $0 during the second quarter of 2011, as well as $0 gross losses during the second quarters of 2012 and 2011, on sales or calls of securities available for sale.  For the six month period ended June 30, 2012, the Corporation realized gross gains of $7,000 and $0 in gross losses on sales or calls of securities available for sale.  For the six month period ended June 30, 2011, the Corporation did not realize any gross gains or losses on sales of securities available for sale.

At June 30, 2012, and December 31, 2011, securities with a carrying value of $124,489,000 and $124,069,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2012, and December 31, 2011:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2012
Commercial and industrial	$46,040	$3,984	$986	$—	$51,010
Commercial real estate	200,171	17,532	17,271	—	234,974
Commercial real estate construction	7,779	9,529	1,747	—	19,055
Residential mortgage	312,312	4,142	2,941	—	319,395
Home equity lines of credit	50,043	1,869	261	—	52,173
Consumer	15,699	—	—	—	15,699
	$632,044	$37,056	$23,206	$—	$692,306
DECEMBER 31, 2011
Commercial and industrial	$48,284	$4,596	$3,265	$—	$56,145
Commercial real estate	200,834	19,872	15,311	—	236,017
Commercial real estate construction	7,400	12,743	2,614	—	22,757
Residential mortgage	304,627	4,261	2,378	—	311,266
Home equity lines of credit	50,083	2,364	85	—	52,532
Consumer	15,751	—	—	—	15,751
	$626,979	$43,836	$23,653	$—	$694,468

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2012, and December 31, 2011:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2012
Commercial and industrial	$—	$—	$—	$222	$1,337
Commercial real estate	1,330	1,330	274	8,634	8,873
Commercial real estate construction	—	—	—	922	1,196
Residential mortgage	—	—	—	1,498	1,847
	$1,330	$1,330	$274	$11,276	$13,253

DECEMBER 31, 2011
Commercial and industrial	$1,967	$3,102	$1,085	$252	$1,367
Commercial real estate	273	273	43	6,339	7,136
Commercial real estate construction	—	—	—	2,614	7,192
Residential mortgage	88	88	53	1,313	1,638
	$2,328	$3,463	$1,181	$10,518	$17,333

The following table summarizes information in regards to the average balance of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2012 and 2011:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2012
Commercial and industrial	$22	$—	$229	$—
Commercial real estate	1,046	—	8,568	—
Commercial real estate construction	839	—	933	—
Residential mortgage	—	—	1,605	—
	$1,907	$—	$11,335	$—

JUNE 30, 2011
Commercial and industrial	$361	$—	$—	$—
Commercial real estate	3,634	—	3,548	—
Commercial real estate construction	3,706	—	—	—
Residential mortgage	899	—	492	—
	$8,600	$—	$4,040	$—

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2012 and 2011:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2012
Commercial and industrial	$671	$—	$236	$—
Commercial real estate	788	—	7,825	—
Commercial real estate construction	560	—	1,493	—
Residential mortgage	29	—	1,508	—
	$2,048	$—	$11,062	$—

JUNE 30, 2011
Commercial and industrial	$410	$—	$—	$—
Commercial real estate	3,971	—	3,735	44
Commercial real estate construction	3,933	—	—	—
Residential mortgage	931	—	346	—
	$9,245	$—	$4,081	$44

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2012, and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Commercial and industrial	$222	$2,219
Commercial real estate	5,415	6,612
Commercial real estate construction	922	2,614
Residential mortgage	1,171	1,401
	$7,730	$12,846

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of June 30, 2012, and December 31, 2011:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
JUNE 30, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$210
Commercial real estate	1,304	1,304	986
Commercial real estate construction	1,548	1,541	828
Total nonaccruing troubled debt restructurings	3,342	3,330	2,024
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,549
Residential mortgages	336	336	327
Total accruing troubled debt restructurings	4,913	4,913	4,876
Total troubled debt restructurings	$8,255	$8,243	$6,900
DECEMBER 31, 2011
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$234
Commercial real estate	656	656	412
Commercial real estate construction	1,548	1,541	850
Total troubled debt restructurings	$2,694	$2,682	$1,496

All of the Corporation’s troubled debt restructured loans are also impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate.  As of December 31, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $589,000.  An additional charge-off in the amount of $39,000 occurred during the first quarter of 2012.  As of June 30, 2012, there were no defaulted troubled debt restructurings as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, one was negotiated during 2011, while the other three were negotiated during 2012.

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

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and >90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2012
Commercial and industrial	$17	$—	$222	$239	$50,771	$51,010	$—
Commercial real estate	290	—	5,417	5,707	229,267	234,974	—
Commercial real estate construction	—	—	920	920	18,135	19,055	—
Residential mortgage	524	750	2,063	3,337	316,058	319,395	892
Home equity lines of credit	158	41	—	199	51,974	52,173	—
Consumer	10	—	—	10	15,689	15,699	—
	$999	$791	$8,622	$10,412	$681,894	$692,306	$892

DECEMBER 31, 2011
Commercial and industrial	$25	$14	$2,219	$2,258	$53,887	$56,145	$—
Commercial real estate	329	4,184	6,663	11,176	224,841	236,017	51
Commercial real estate construction	—	—	2,614	2,614	20,143	22,757	—
Residential mortgage	4,585	1,395	2,378	8,358	302,908	311,266	977
Home equity lines of credit	397	—	163	560	51,972	52,532	163
Consumer	20	8	—	28	15,723	15,751	—
	$5,356	$5,601	$14,037	$24,994	$669,474	$694,468	$1,191

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2012
Allowance for Loan Losses
Beginning balance - April 1, 2012	$1,759	$6,419	$541	$3,667	$546	$464	$1,142	$14,538
Charge-offs	(93)	—	(380)	(9)	—	(13)	—	(495)
Recoveries	6	—	148	—	—	—	—	154
Provisions	(157)	(50)	228	(25)	(24)	54	1,099	1,125
Ending balance - June 30, 2012	$1,515	$6,369	$537	$3,633	$522	$505	$2,241	$15,322

Beginning balance - January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,087)	(39)	(380)	(209)	(51)	(51)	—	(2,817)
Recoveries	8	250	148	—	—	1	—	407
Provisions	1,012	151	221	218	66	136	446	2,250
Ending balance - June 30, 2012	$1,515	$6,369	$537	$3,633	$522	$505	$2,241	$15,322
Ending balance: individually evaluated for impairment	$—	$274	$—	$—	$—	$—	$—	$274
Ending balance: collectively evaluated for impairment	$1,515	$6,095	$537	$3,633	$522	$505	$2,241	$15,048

Loans Receivable
Ending balance	$51,010	$234,974	$19,055	$319,395	$52,173	$15,699	$—	$692,306
Ending balance: individually evaluated for impairment	$222	$9,964	$922	$1,498	$—	$—	$—	$12,606
Ending balance: collectively evaluated for impairment	$50,788	$225,010	$18,133	$317,897	$52,173	$15,699	$—	$679,700

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2011
Allowance for Loan Losses
Beginning Balance - April 1, 2011	$1,230	$6,007	$1,295	$3,360	$395	$415	$1,633	$14,335
Charge-offs	(54)	(509)	(326)	(56)	—	(18)	—	(963)
Recoveries	17	—	—	1	—	—	—	18
Provisions	741	689	(393)	276	(30)	(7)	34	1,310
Ending balance - June 30, 2011	$1,934	$6,187	$576	$3,581	$365	$390	$1,667	$14,700

Beginning Balance - January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(623)	(1,135)	(1,078)	(120)	—	(25)	—	(2,981)
Recoveries	17	—	—	2	—	—	—	19
Provisions	466	976	500	591	24	(105)	(42)	2,410
Ending balance - June 30, 2011	$1,934	$6,187	$576	$3,581	$365	$390	$1,667	$14,700
Ending balance: individually evaluated for impairment	$—	$15	$—	$193	$—	$—	$—	$208
Ending balance: collectively evaluated for impairment	$1,934	$6,172	$576	$3,388	$365	$390	$1,667	$14,492

Loans Receivable
Ending balance	$58,898	$227,624	$22,992	$292,780	$51,036	$15,022	$—	$668,352
Ending balance: individually evaluated for impairment	$338	$6,405	$3,525	$1,754	$—	$—	$—	$12,022
Ending balance: collectively evaluated for impairment	$58,560	$221,219	$19,467	$291,026	$51,036	$15,022	$—	$656,330

AS OF DECEMBER 31, 2011
Allowance for Loan Losses
Ending balance	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Ending balance: individually evaluated for impairment	$1,085	$43	$—	$53	$—	$—	$—	$1,181
Ending balance: collectively evaluated for impairment	$1,497	$5,964	$548	$3,571	$507	$419	$1,795	$14,301

Loans Receivables
Ending balance	$56,145	$236,017	$22,757	$311,266	$52,532	$15,751	$—	$694,468
Ending balance: individually evaluated for impairment	$2,219	$6,612	$2,614	$1,401	$—	$—	$—	$12,846
Ending balance: collectively evaluated for impairment	$53,926	$229,405	$20,143	$309,865	$52,532	$15,751	$—	$681,622

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at June 30, 2012, and December 31, 2011, are as follows:

	Fair Value Measurements at June 30, 2012
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$29,333	$—	$29,333	$—
Mortgage-backed securities		98,312	—	98,312	—
State and municipal		51,897	—	51,897	—
Corporate bonds		7,293	—	7,293	—
CRA mutual fund		1,095	1,095	—	—
Stock in other banks		781	781	—	—
Total securities available for sale	Recurring	$188,711	$1,876	$186,835	$—
Impaired loans	Nonrecurring	$3,386	$—	$—	$3,386
Foreclosed assets held for resale	Nonrecurring	$1,177	$—	$—	$1,177

	Fair Value Measurements at December 31, 2011
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$40,169	$—	$40,169	$—
Mortgage-backed securities		107,527	—	107,527	—
State and municipal		46,317	—	46,317	—
Corporate bonds		13,379	—	13,379	—
CRA mutual fund		1,081	1,081	—	—
Stock in other banks		754	754	—	—
Total securities available for sale	Recurring	$209,227	$1,835	$207,392	$—
Impaired loans	Nonrecurring	$8,075	$—	$—	$8,075
Foreclosed assets held for resale	Nonrecurring	$1,176	$—	$—	$1,176

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain of the Corporation’s assets and liabilities at June 30, 2012, and December 31, 2011:

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

Impaired Loans (Generally Carried at Fair Value)

Loans for which the Corporation has measured impairment are generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less the valuation allowance and/or charge-offs.

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

Estimated fair values of financial instruments at June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012		December 31, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$13,620	$13,620	$14,423	$14,423
Interest bearing deposits in banks	53,605	53,605	8,200	8,200
Investment securities:
Available for sale	188,711	188,711	209,227	209,227
Held to maturity	28,388	29,011	10,032	10,680
Loans held for sale	1,540	1,540	337	337
Loans, less allowance for loan losses	676,984	709,889	678,986	710,671
Accrued interest receivable	3,446	3,446	3,674	3,674
Restricted investment in bank stocks	6,478	6,478	7,146	7,146

Financial liabilities:
Deposits	817,962	819,773	782,795	784,784
Short-term borrowings	42,601	42,601	45,962	45,962
Long-term borrowings	80,074	83,302	71,191	75,792
Accrued interest payable	1,205	1,205	1,429	1,429

Off-balance sheet financial instruments	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.

	Fair Value Measurements at June 30, 2012
In thousands	Carrying Amount	Fair value	Level 1	Level 2	Level 3
Financial assets:
Investment securities held to maturity	$28,388	$29,011	—	$29,011	—
Loans, less allowance for loan losses	676,984	709,889	—	—	709,889
Financial liabilities:
Time deposits	286,253	288,064	—	288,064	—
Long-term borrowings	80,074	83,302	—	83,302	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
In thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range
June 30, 2012
Impaired loans	$3,386	Appraisal of collateral	(1)	Appraisal adjustments	(2)	10 - 50%
Foreclosed assets held for resale	$1,177	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	10 - 50%

(1)   Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.

(2)   Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)   Includes qualitative adjustments by management and estimated liquidation expenses.

10.          New Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the reporting periods.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment of its recorded goodwill from its most recent testing, which was performed as of December 31, 2011.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the six months ended June 30, 2012.  During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350 such that the annual goodwill impairment testing date will be changed from December 31st to October 1st. This new testing date is preferable in the circumstances, because it will allow the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in its annual consolidated financial statements and timely file those statements with the Securities and Exchange Commission in accordance with its accelerated filing requirements.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2012, compared to quarter ended June 30, 2011

Executive Summary

Net income for the three months ended June 30, 2012, was $2,128,000 compared to $2,106,000 for the same quarter in 2011, an increase of $22,000 or 1%.  Earnings per share was $0.35 in 2012 and $0.36 in 2011.  Net interest income decreased $26,000 or less than 1%, as decreases in interest income were not matched by decreases in interest expense.  Provision for loan losses decreased $185,000 or 14% based on adequacy analysis of the Allowance for Loan Losses at the end of each period.  Other income increased $58,000 or 2% due to a trust department estate fee and higher quarter-over-quarter fees from sold mortgages; both are sporadic in nature and lower year-over-year.  Other expenses increased $187,000 or 2% due to increased full-time equivalent employees and higher pension expense.

Net Interest Income

Net interest income totaled $8,568,000 for the quarter ended June 30, 2012, compared to $8,594,000 for the same period in 2011, a decrease of $26,000 or less than 1%.  Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Interest income decreased $325,000, or 3%, due to declines in the Federal Funds Target Rate and other market driver rates.  These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates.  In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from slow domestic and even worse European economic conditions, compounded by Federal Reserve Bank buying activities. A significant share of earning assets was left in short-term money market type accounts because of interest rate risk and liquidity tolerances set for the current mix of deposit funding sources.  As to funding costs, alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during the second quarter of 2012, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.

Interest expense decreased $299,000 or 16%.  For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, and filed with the SEC on March 12, 2012.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2012 was 3.49% compared to 3.65% during the same period in 2011.  Also comparing the second quarter of 2012 to 2011, the yield on interest earning assets decreased by 0.34% and the cost of interest bearing liabilities decreased by 0.18%.  The net interest margin was 3.62% for the second quarter of 2012 and 3.79% for the second quarter of 2011.  The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to rates approaching practical floors on deposits as described above.

Average earning assets were $953,032,000 during the second quarter of 2012, an increase of $41,129,000 from the average for the second quarter of 2011.  Average interest bearing liabilities were $803,802,000 in the second quarter of 2012, an increase of $29,071,000 from the same quarter in 2011.

Provision for Loan Losses

The provision for loan losses was $1,125,000 in the second quarter of 2012 compared to $1,310,000 in the second quarter of 2011, a decrease of $185,000 or 14%.  The decrease was a result of analysis of the adequacy of the allowance for loan losses.  Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this part.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the second quarter of 2012, the Corporation had net charge-offs of $341,000, as compared to net charge-offs of $945,000 for the second quarter of 2011.

Other Income

Total other income was $3,065,000 for the three months ended June 30, 2012, up $58,000, or 2%, from the second quarter of 2011.  Fees from deposit accounts increased by less than $1,000, or 0%, due to higher monthly fees (from volume increases) offsetting lower non-sufficient funds fee volume.  Government regulation limits fee assessments, making future revenue levels uncertain.  Revenue from ATM and debit card transactions increased 1% to $323,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, government regulations for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $356,000 for the three months ended June 30, 2012, as compared to $329,000 during the second quarter of 2011, an 8% increase as a result of higher estate fee income in the second quarter of 2012.  Earnings on bank-owned life insurance decreased by $9,000, or 4%, as a result of variations in crediting rates.  The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), earned revenue of $1,295,000 this quarter, similar to the $1,308,000 in the same quarter in 2011.  This stability was due to personal lines commissions, as commercial lines revenue in the longer term is down in a “soft” insurance market and from the effects of the prolonged economic slowdown on business clients.  Other income in the quarter ended June 30, 2012, was higher due to fees related to sales of residential mortgages in 2012, which continues to be lower for the year to date.

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

Assets to be disposed of would be separately presented in the consolidated statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Goodwill, that has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.  During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350 such that the annual goodwill impairment testing date will be changed from December 31st to October 1st. This new testing date is preferable in the circumstances, because it will allow the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in its annual consolidated financial statements and timely file those statements with the Securities and Exchange Commission in accordance with its accelerated filing requirements.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles - Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.  If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350.  If the entity determines that it is more likely than not that the fair value has fallen below its carrying value, then the goodwill impairment analysis is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment.  The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  Subsequent reversal of goodwill impairment losses is not permitted.  ACNB performs an annual evaluation to determine if there is goodwill impairment.  For the year ended December 31, 2011, compared to 2010, commissions from insurance sales decreased by 3%, while agency expenses decreased by 8%.  RIG’s stand-alone net income increased by 50% in 2011 compared to 2010.  Since the testing for potential impairment involves methods that include current and projected income amounts as well as market average multiples paid for similar agencies, the fair value increased at December 31, 2011, as compared to previous years’ impairment testing results.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $337,000, or 8%, when comparing the second quarter of 2012 to the same quarter a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•      increases from normal promotion and production-based incentive/bonus compensation to employees;

•      an increase in the number of full-time equivalent employees, including those hired for the opening of a new retail banking office;

•      increased payroll taxes including higher unemployment tax assessments;

•      increased cost associated with employee benefit plans; and,

•      increased defined benefit pension expense, which is up by $142,000 when comparing the three months ended June 30, 2012, to June 30, 2011, resulting from low 2011 investment performance and a significant decrease in the discount rate from the Federal Reserve Bank’s multi-year policy of keeping market rates at historically low levels.

The Corporation’s overall pension investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers.  The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements.  However, the determination of upcoming benefit expense is also dependent on the expected return on assets and the discount rate on the year-end measurement date; specifically, with low discount rates and fair value volatility, the expense can be negatively impacted by conditions on that particular measurement date.  In addition, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan. A pension provision in a public law known as MAP-21 enacted in July 2012 will have no effect on reducing the GAAP expense associated with the pension plan in upcoming periods as the ACNB plan has been in the past and continues to have well-funded status.

Net occupancy expense decreased by $3,000, less than 1%, due to variation in seasonal factors.  Equipment expense decreased by $11,000, or 2%, as a result of fewer replacement equipment and software purchases in 2012 compared to 2011.

Professional services expense totaled $251,000 during the second quarter of 2012, as compared to $261,000 for the same period in 2011, a decrease of $10,000 or 4%.  The decrease was due to less vendor engagements conducted in 2012 compared to 2011.

Marketing and corporate relations expenses decreased by $38,000, or 30%, in the second quarter of 2012 compared to the same period of 2011.  Lower marketing expense in 2012 reflected varying levels of advertising production and media expenditures in accordance with the marketing plan.

FDIC expense for the second quarter of 2012 was $192,000, a decrease of $122,000 from the second quarter of 2011. The decrease was due in part to improved risk ratings and a revised computation method.  Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect ACNB earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, in the amount of $3,956,000, the date the payment was made.  For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.  Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  Foreclosed real estate expenses were $165,000 and $143,000 for the quarters ended June 30, 2012 and 2011, respectively.  The 2012 expense was higher due a specific property write-down based on an accepted offer and subsequent pending sales contract on a larger property.  The higher cost in both years, compared to earlier periods, was due to the increased number and varying mix of commercial and residential collateral, unpaid property taxes, and deferred maintenance required upon acquisition.

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

Other tax expenses decreased by $5,000, or 3%, due to sales tax refunds offsetting an increase in a state shareholders’ equity-based tax that increases annually regardless of income.  Supplies and postage decreased by $14,000, or 8%, due to timing on larger supply refills.  Other operating expenses increased by $25,000, or 3%, in the second quarter of 2012, as compared to the second quarter of 2011.  The increases were in a variety of expense categories including the cost of an expanded electronic banking option.

Provision for Income Taxes

The Corporation recognized income taxes of $540,000, or 20% of pretax income, during the second quarter of 2012, as compared to $532,000, or 20% of pretax income, during the same period in 2011.  The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships which qualify for federal tax credits.  The income tax provision during the second quarters ended June 30, 2012 and 2011 included low-income housing tax credits of $139,000.

Six months ended June 30, 2012, compared to six months ended June 30, 2011

Executive Summary

Net income for the six months ended June 30, 2012, was $4,364,000 compared to $4,566,000 for the same six months in 2011, a decrease of $202,000 or 4%.  Earnings per share was $0.73 in 2012 and $0.77 in 2011 for the respective six month periods.  Net interest income increased $50,000 or less than 1%, as the decrease in interest expense was higher than the decrease in interest income.  Provision for loan losses decreased $160,000 or 7% based on adequacy analysis of the Allowance for Loan Losses at the end of each period.  Other income decreased $83,000 or 1% due to less trust department revenue and less fees from sold mortgages.  Other expenses increased $507,000 or 3% due to higher full-time equivalent employees and higher pension.  In addition, expenses on foreclosed real estate were not significantly higher in 2012.

Net Interest Income

Net interest income totaled $17,208,000 for the six months ended June 30, 2012, compared to $17,158,000 for the same period in 2011, an increase of $50,000 or less than 1%.  Net interest income increased due to a decrease in interest expense to a slightly greater degree than the decrease in interest income, both resulting from reductions in market rates associated with the continued low rates due to economic conditions and actions by the Federal Reserve Bank.  Interest income decreased $534,000, or 3%, due to declines in the Federal Funds Target Rate and other market driver rates.  These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates.  In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from domestic and foreign economic conditions and reinforced by Federal Reserve Bank buying activities. Some earning assets were left in short-term market type accounts because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources.  As to deposit funding costs, alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during the second quarter of 2012, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.  Interest expense decreased $584,000 or 15%.  For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, and filed with the SEC on March 12, 2012.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2012 was 3.54% compared to 3.72% during the same period in 2011.  Also comparing the first six months of 2012 to 2011, the yield on interest earning assets decreased by 0.37% and the cost of interest bearing liabilities decreased by 0.19%.  The net interest margin was 3.67% for the second quarter of 2012 and 3.87% for the first six months of 2011.  The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to absolute low rates on deposits as described above.

Average earning assets were $943,088,000 during the first six months of 2012, an increase of $45,120,000 from the average for the first six months of 2011.  Average interest bearing liabilities were $797,516,000 in the first six months of 2012, an increase of $30,869,000 from the same six months in 2011.

Provision for Loan Losses

The provision for loan losses was $2,250,000 in the first six months of 2012 compared to $2,410,000 in the first six months of 2011, a decrease of $160,000 or 7%.  The decrease was a result of analysis of the adequacy of the allowance for loan losses.  Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the first six months of 2012, the Corporation had net charge-offs of $2,410,000, as compared to net charge-offs of $2,962,000 for the first six months of 2011.

 Other Income

Total other income was $5,881,000 for the six months ended June 30, 2012, down $83,000, or 1%, from the first six months of 2011.  Fees from deposit accounts decreased by $11,000, or 1%, due to varying volume.  Government regulation limits fee assessments, making future revenue levels uncertain.  Revenue from ATM and debit card transactions increased 6% to $632,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, government regulations for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $644,000 for the six months ended June 30, 2012, as compared to $702,000 during the first six months of 2011, an 8% decrease as a result of lower average asset market values under management.  Earnings on bank-owned life insurance decreased by $8,000, or 2%, as a result of variations in crediting rates.  The Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue stable at $2.5 million in both periods.  This stability was due to higher personal lines revenue mostly offsetting lower commercial lines as revenue from a “soft” insurance market was combined with the effects of the prolonged economic slowdown on business clients.  Other income in the six months ended June 30, 2012, was lower due to decreased fees related to sales of residential mortgages in first six months of 2012.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $780,000, or 9%, when comparing the first six months of 2012 to the same period a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•      increases from normal promotion and production-based incentive/bonus compensation to employees;

•      an increase in the number of full-time equivalent employees, including those hired for the opening of a new retail banking office;

•      increased payroll taxes including higher unemployment tax assessments;

•      increased cost associated with employee benefit plans; and,

•      increased defined benefit pension expense, which is up by $284,000 when comparing the six months ended June 30, 2012, to June 30, 2011, resulting from low 2011 investment performance and a significant decrease in the discount rate from the Federal Reserve Bank’s multi-year policy of keeping market rates at historically low levels.

The Corporation’s overall pension investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers.  The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements.  However, the determination of upcoming benefit expense is also dependent on the expected return on assets and the discount rate on the year-end measurement date; specifically, with low discount rates and fair value volatility, the expense can be negatively impacted by conditions on that particular measurement date.  In addition, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan.  A pension provision in a public law known as MAP-21 enacted in July 2012 will have no effect on reducing the GAAP expense associated with the pension plan in upcoming periods as the ACNB plan has been in the past and continues to have well-funded status.

Net occupancy expense decreased by $66,000, or 6%, in part due to a mild and relatively snow-free winter season in 2012.  Equipment expense decreased by $62,000, or 5%, as a result of fewer replacement equipment and software purchases in 2012 compared to 2011.

Professional services expense totaled $442,000 during the first six months of 2012, as compared to $470,000 for the same period in 2011, a decrease of $28,000 or 6%.  The decrease was due to less vendor engagements conducted to date in 2012 compared to the first half of 2011 and expenses migrating from this category to foreclosed asset categories in 2012.

Marketing and corporate relations expenses decreased by $62,000, or 25%, in the first six months of 2012 compared to the same period of 2011.  Lower marketing expense in 2012 reflected varying levels advertising production and media expenditures in accordance with the marketing plan.

FDIC expense for the first six months of 2012 was $402,000, a decrease of $286,000 from the same period in 2011.  The decrease was due in part to improved risk ratings and a revised computation method.  Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect ACNB earnings.  ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, in the amount of $3,956,000, the date the payment was made.  For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.  Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  Foreclosed real estate expenses were $230,000 and $10,000 for the six months ended June 30, 2012 and 2011, respectively.  The 2011 amount was net of a $194,000 gain on the sale of one commercial real estate participation loan in the first quarter.  The higher cost in 2012 was also due to the increased number and varying mix of commercial and residential collateral, unpaid property taxes, legal expenses, and deferred maintenance required upon acquisition.  In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value, during the prolonged marketing cycles for these distressed properties.  Foreclosed assets held for resale expenses are projected to remain high in 2012 due to the existing inventory of properties and projected additions based on information derived from the estimation process of the allowance for loan losses.

Other tax expenses increased by $10,000, or 3%, due to a state equity-based tax that increases annually regardless of income.  Supplies and postage increased by $7,000, or 2%, due to timing on larger supply refills.  Other operating expenses decreased by $3,000, or less than 1%, in the first six months of 2012, as compared to the first six months of 2011.  The decreases were in a variety of expense categories.

Provision for Income Taxes

The Corporation recognized income taxes of $1,096,000, or 20% of pretax income, during the first six months of 2012, as compared to $1,274,000, or 22% of pretax income, during the same period in 2011.  The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships which qualify for federal tax credits.  The income tax provision during the six months ended June 30, 2012 and 2011 included low-income housing tax credits of $278,000.

FINANCIAL CONDITION

Assets totaled $1,047,319,000 at June 30, 2012, compared to $1,004,823,000 at December 31, 2011, and $998,337,000 at June 30, 2011.  Average earning assets during the six months ended June 30, 2012, increased to $943,088,000 from $897,968,000 during the same period in 2011.  Average interest bearing liabilities increased in 2012 to $797,516,000 from $766,647,000 in 2011, while average non-interest bearing deposits increased by $3,182,000.

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

At June 30, 2012, the securities balance included a net unrealized gain of $5,970,000, net of taxes, on available for sale securities versus a net unrealized gain of $5,996,000, net of taxes, at December 31, 2011, and a net unrealized gain of $4,992,000, net of taxes, at June 30, 2011.  The increase in fair value of securities from June 30, 2011, was a result of change in the portfolio’s interest rate sensitivity position and in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Slow economic conditions domestically and abroad and the actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession are affecting the spread and currently generally increasing the value of the securities held by ACNB.  An eventual return to higher market rates will further negatively affect the fair value; however the investments will be expected to continue to pay the contractual interest rate and return of the principal over the life of the investment or at maturity.  The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses a reliable service provider to provide matrix pricing and uses the valuation of another provider to compare for reasonableness.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value Measurements in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $23,954,000, or 3.6%, from June 30, 2011, to June 30, 2012, but decreased by $2,162,000, or less than 1%, from December 31, 2011, to June 30, 2012.  The increase in loan volume was the result of determined efforts to lend to creditworthy borrowers despite the continued slow economic conditions. The decrease from year end 2011 to June 30, 2012, was the result of approximately $10 million in local government loans paying off with proceeds from that unit issuing municipal bonds. Compared to December 31, 2011, commercial loans (including loans to local government units) decreased by approximately $5,135,000 or 9%.

Other than the payoff mentioned above, the commercial loan decrease during this period was the result of competing for available loans in the market, even while reduced business activity in the market area hindered new originations.  Commercial real estate loans decreased by $1,043,000, or less than 1%, while real estate construction loans decreased by $3,702,000, or 16%.  New housing development activity is currently very limited in the marketplace, and this category has decreased significantly since 2008.  Residential mortgage loans and home equity lines of credit to consumers increased by $7,770,000, or 2%, even though many existing loans were refinanced elsewhere because of the low interest rate environment.  The increase was a result of a marketing program to offer simplified real estate-secured consumer loans through the retail network.  Even with marketing and retail banking staff efforts, other consumer loans were stable to slightly declining.  Management has limited new participation credits in conjunction with other financial institutions, primarily due to potential credit risk.  Participation loans at June 30, 2012, totaled approximately $22,000,000 compared to $25,000,000 at December 31, 2011.  Residential mortgage loans secured by junior liens total approximately $28,000,000, or 8% of total residential mortgage loans.  Home equity loans are also, in many cases, junior liens and totaled approximately $52,000,000 at June 30, 2012.  Although there is no discernible difference in delinquency compared to first mortgage loans and comparative loss history, junior liens inherently have more credit risk by virtue of the fact that another financial institution might have a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt.  Generally, foreclosure actions could become more prevalent in a continuation of the national or a local weak housing market.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices.  This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $92,800,000, or 13% of total loans, at June 30, 2012.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

The allowance for loan losses at June 30, 2012, was $15,322,000, or 2.21% of loans, as compared to $14,700,000, or 2.20% of loans, at June 30, 2011, and $15,482,000, or 2.23% of loans, at December 31, 2011.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
Beginning balance - January 1	$15,482	$15,252	$15,252
Provision charged to operations	2,250	5,435	2,410
Recoveries on charged-off loans	407	38	19
Loans charged-off	(2,817)	(5,243)	(2,981)

Ending balance	$15,322	$15,482	$14,700

Loans past due 90 days and still accruing were $892,000 and nonaccrual loans were $7,730,000 as of June 30, 2012.  $2,024,000 of the nonaccrual balance at June 30, 2012, were troubled debt restructured loans.  $4,876,000 of the impaired loans were accruing troubled debt restructured loans.  Loans past due 90 days and still accruing were $1,497,000 at June 30, 2011, while nonaccruals were $12,022,000.  $1,734,000 of the nonaccrual balance at June 30, 2011, were troubled debt restructured loans.

Loans past due 90 days and still accruing were $1,191,000 at December 31, 2011, while nonaccruals were $12,846,000.  $1,496,000 of the nonaccrual balance at December 31, 2011, were troubled debt restructured loans.  Total additional loans classified as substandard (potential problem loans) at June 30, 2012, June 30, 2011, and December 31, 2011, were approximately $10,600,000, $14,862,000 and $10,807,000, respectively.  There were no accruing troubled debt restructured loans as of June 30, 2011, and December 31, 2011.

A better understanding of the trends of the non-performing loans is obtained by a comparison back to previous periods. Information on nonaccrual loans at June 30, 2012, as compared to December 31, 2011 and 2010 is as follows:

In thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Charge-Offs	Location	Originated
June 30, 2012
Residential real estate developments	2	$922	$—	381	In market	2006 — 2010
Owner occupied commercial real estate	15	3,053	31	83	In market	1995 — 2008
Investment/rental commercial real estate	7	3,545	243	24	In market	2003 — 2010
Commercial and industrial	1	210	—	1,954	In market	2006 — 2007
Total	25	$7,730	$274	$2,442

December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006 — 2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995 — 2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003 — 2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006 — 2008
Total	24	$12,846	$1,181	$4,301

December 31, 2010
Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	—	—	—	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	—	In market	1995 — 2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003 — 2007
Commercial and industrial	1	974	549	30	In market	2007
Total	23	$14,657	$2,059	$2,134

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

At June 30, 2012, the Corporation had two impaired loans to unrelated borrowers totaling $828,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions including repayment from the sales of the respective properties, and no interest reserves.  Both loans discussed below were originated during the first half of 2006.  Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral.  Because of the length of time since the last sale, a $274,000 specific allocation was charged-off against the allowance for loan losses in 2011.  Subsequently, $422,000 was applied to principal from property sales.

There was no valuation allowance on this loan at June 30, 2012.  One $6,000,000 loan matured with the inability of the borrower to make the necessary infrastructure improvements.  The Corporation charged down the loan by $2,500,000 in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy.  ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses on the property and updated information, respectively.  The various real estate collateral on this loan was protected by a fair value bid at sheriff sale in 2012 after the properties were reappraised, resulting in a $381,000 write down, the remaining balance was classified as foreclosed assets held for resale; the properties are being marketed to the appropriate buyers.  The respective allowances and write-downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.  From 2010 to 2011, three smaller residential real estate development loans were added to nonaccrual impaired loans.  All three are in the Corporation’s market area with standard terms and conditions and no interest reserves, but have suffered from the downturn in the real estate market.  One of these loans remains at June 30, 2012, in the amount of $94,000 with no specific allocation.  ACNB will protect its interests by fair value bid at sheriff sale, after which it will market the property to the appropriate buyers if the loan is not kept current by the borrower.  The second loan was moved to foreclosed assets held for resale in the fourth quarter of 2011, and is currently being marketed for sale.  The third loan was moved to foreclosed assets held for resale after a $77,000 charge-off, and was subsequently sold at a small gain in the third quarter of 2011.

Owner occupied commercial real estate at June 30, 2012, includes 15 loan relationships to unrelated borrowers which total $3,053,000, none of which exceeds $736,000 in outstanding balance.  These loans were originated between 1995 and 2008.  A $3,500,000 loan previously in this category was settled in the first quarter of 2012, and the Corporation realized a $250,000 recovery on a previous $598,000 charge-off.  The other loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest of ACNB to initiate foreclosure procedures.  One previous loan relationship in this category with a combined balance of $251,000 was paid in full by the borrower in the second quarter of 2012.  Another loan with a balance of $230,000 had a partial charge-off of $39,000 in the first quarter 2012 based on a new appraised value.  Another loan with a $44,000 balance was completely charged-off in the second quarter of 2012.

Investment/rental commercial real estate at June 30, 2012, includes seven unrelated loan relationships totaling $3,545,000 in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2003 and 2010, and were affected by the lack of borrower cash flow to continue to service the debt.  The current plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. One loan totaling $699,000, added in the second quarter of 2012 because of recent delinquency, had a specific allocation of $243,000 based on a current appraisal.  This participation loan is related to the charged-off loan discussed below in commercial and industrial loans.  Another unrelated loan totaling $843,000 to a single borrower had a specific allocation totaling $66,000 removed in the second quarter of 2012 based on a new appraised value less estimated costs to sell.  Another group of rental properties total $724,000 to a single borrower remain in bankruptcy; moreover, as the rental properties do not cash flow and the borrower has indicated no further payments will be made, collection has commenced through the foreclosure process.  Other investment/rental commercial real estate loans are in collection or are in various stages of the foreclosure process.  $24,000 in charge-offs on another loan in this category was made when it was deemed that loss was confirmed by a new appraisal.

Included in impaired commercial and industrial loans at June 30, 2012, are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that total $210,000 at June 30, 2012, which is net of a $1,000,000 charge-off taken in 2008 and an additional $529,000 charge-off in 2011.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status.  The 2011 charge-off was taken after the borrower stated that no further payments are likely.  Subsequently, the borrower entered into a forbearance agreement in the third quarter of 2011 that included a principal reduction of $106,000 to date.  The remaining outstanding balance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  A second credit to an unrelated borrower was added to nonaccrual in the third quarter of 2011 in the amount of $3,100,000, with a confirmed loss charged-off in the fourth quarter of 2011 of $1,135,000 plus a specific allocation of $1,085,000 derived by analyzing the latest company provided accounts receivable data.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  The carrying value of real estate acquired through foreclosure was 14 properties totaling $5,247,000 at June 30, 2012, compared to 17 properties totaling $4,437,000 at December 31, 2011.  The increase was due to four related parcels from the residential real estate construction loan described above added in the second quarter of 2012, while seven residential properties were sold at a net loss (exclusive of holding expenses and interim writedowns) of $33,000.  All properties are actively being marketed.  The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2012; however, the total amount and timing is currently not certain.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $817,962,000 as of June 30, 2012.  Deposits increased by $48,562,000, or 6%, from June 30, 2011, to June 30, 2012, and by $35,167,000, or 4%, from December 31, 2011, to June 30, 2012.  Deposits vary between quarters in mostly reflecting different levels held by local government and school districts during different times of the year. The second quarter ended June 30, 2012, had an additional increase due to the deposit of $20 million in bond proceeds from a major customer.  The drawdown schedule for these deposits has not been finalized by the customer.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.  During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance.  Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in recent years regained balances.  With continued low market interest rates in a low interest rate economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share.  Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised of securities sold under agreements to repurchase.  Investment securities are pledged in sufficient amounts to collateralize these repurchase agreements, which are legally borrowings but similar to deposits.  As of June 30, 2012, short-term borrowings were $42,601,000, as compared to $45,962,000 at December 31, 2011, and $47,924,000 at June 30, 2011.  In comparison to year-end 2011, short-term borrowings were down due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term Federal Home Loan Bank (FHLB) borrowings at the end of any of the periods; although, they were used in the first quarter of 2012 to even out funding from seasonality in the deposit base.  The average balance of the short-term borrowings with the FHLB was $0 during the second quarter of 2012.

Long-term borrowings consist primarily of advances from the FHLB.  Long-term borrowings totaled $80,074,000 at June 30, 2012, versus $71,191,000 at December 31, 2011, and $76,305,000 at June 30, 2011.  The Corporation increased long-term borrowings from year-end 2011, by converting a short-term borrowing into a two through four year “laddered” borrowing in order to lengthen liability duration and thereby reduce the negative effects of an increase in interest rates in that future time frame.

Capital

ACNB’s capital management strategies have been developed to provide a dividend to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $99,910,000 at June 30, 2012, compared to $97,474,000 at December 31, 2011, and $97,333,000 at June 30, 2011.  Stockholders’ equity increased in the first six months of 2012 by $2,436,000 due to $2,104,000 in earnings retained in capital and an increase in accumulated other comprehensive income due to change in the fair value of the investment portfolio and the change in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.  During the first six months of 2012, ACNB earned $4,364,000 and paid dividends of $2,260,000 for a dividend payout ratio of 52%.  During the first six months of 2011, ACNB earned $4,566,000 and paid dividends of $2,254,000 for a dividend payout ratio of 49%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record.  This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan.  Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan.  Year to date June 30, 2012, 9,726 shares were issued under this plan with proceeds in the amount of $141,000.  Proceeds, as delineated in the plan’s prospectus, will be used for general corporate purposes (including, but not limited to, the option of contributions to surplus of ACNB’s banking subsidiary).

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  Management believes, as of June 30, 2012, and December 31, 2011, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”.  There are no conditions or events since the notification that management believes have changed the banking subsidiary’s category.

ACNB neither solicited nor received any government funds under the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program or the Small Business Lending Fund.

On June 12, 2012, regulatory agencies, including the FDIC, ACNB Bank’s primary federal regulator, jointly issued requests for comments on notice of proposed rulemaking (NPR) that would revise and replace current capital rules.  The proposals, generally called Basel III NPR, would add an additional set of capital ratios, raise the ratio requirements on another set and introduce the concept of capital buffers that could limit capital distributions or payment of certain discretionary bonuses.  In addition, NPR would change certain components of the numerators and denominators of the ratios. ACNB currently exceeds the NPR and all equity currently is common stock, favored in the NPR.  The changes in the denominators and numerators, in regards to residential mortgage loan weightings and the fair value of available for sale securities in particular, however are deemed by ACNB to add unnecessarily to complexity, increase ratio volatility and negatively affect net interest income.  The comment period ends in September 2012 and provisions of the new rules could begin as early as January 2013, although a multi-year phase in is included in the NPR.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2012	December 31, 2011	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.30%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.81%	12.07%	6.00%
Total risk-based capital ratio	14.08%	13.32%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB.  At June 30, 2012, ACNB’s banking subsidiary had a borrowing capacity of approximately $334,777,000 from the FHLB, of which $256,777,000 was available.  Since the second half of 2008, financial institutions had experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.  ACNB has reviewed current information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity.  The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control.  As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowers the Corporation’s maximum borrowing capacity.  However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account on any day they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $42,601,000 and $45,962,000 at June 30, 2012, and December 31, 2011, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At June 30, 2012, the Corporation had unfunded outstanding commitments to extend credit of approximately $133,000,000 and outstanding standby letters of credit of approximately $5,800,000.

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

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2012, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended June 30, 2012.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of June 30, 2012, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of June 30, 2012, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.7

Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 4, 2012.)

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

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 7 of this Form 10-Q.)

Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 19, 2010.)

Exhibit 18	Preferability letter from ParenteBeard LLC dated as of August 3, 2012.

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	August 3, 2012	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)