Form 10-Q
period 2012-09-30
ACNB CORP
filed 2012-11-02
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2012

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

The number of shares of the Registrant’s Common Stock outstanding on October 26, 2012, was 5,960,720.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	September 30, 2012	September 30, 2011	December 31, 2011
Dollars in thousands, except per share data
ASSETS

Cash and due from banks	$12,338	$13,270	$14,423
Interest bearing deposits with banks	52,165	41,725	8,200

Total Cash and Cash Equivalents	64,503	54,995	22,623

Securities available for sale	175,889	209,335	209,227
Securities held to maturity, fair value $48,971; $10,758; $10,680	48,016	10,035	10,032
Loans held for sale	3,618	80	337
Loans, net of allowance for loan losses $15,993; $15,412; $15,482	686,082	666,597	678,986
Premises and equipment	14,529	14,625	14,483
Restricted investment in bank stocks	5,887	7,507	7,146
Investment in bank-owned life insurance	30,876	28,175	28,411
Investments in low-income housing partnerships	5,562	3,866	3,774
Goodwill	6,308	5,972	6,308
Intangible assets	2,570	3,209	3,049
Foreclosed assets held for resale	4,901	4,076	4,437
Other assets	14,282	16,146	16,010

Total Assets	$1,063,023	$1,024,618	$1,004,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$119,086	$121,068	$112,247
Interest bearing	712,265	680,105	670,548

Total Deposits	831,351	801,173	782,795

Short-term borrowings	52,926	44,195	45,962
Long-term borrowings	70,015	71,248	71,191
Other liabilities	7,054	8,533	7,401

Total Liabilities	961,346	925,149	907,349

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,023,320, 6,003,982 and 6,008,409 shares issued; 5,960,720, 5,941,382 and 5,945,809 shares outstanding	15,058	15,010	15,021
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,183	8,951	9,000
Retained earnings	76,802	72,900	73,526
Accumulated other comprehensive income	1,362	3,336	655

Total Stockholders’ Equity	101,677	99,469	97,474

Total Liabilities and Stockholders’ Equity	$1,063,023	$1,024,618	$1,004,823

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dollars in thousands, except per share data

INTEREST INCOME
Loans, including fees	$8,484	$8,575	$25,551	$25,803
Securities:
Taxable	1,158	1,508	3,758	4,589
Tax-exempt	393	306	1,130	914
Dividends	4	3	11	9
Other	28	29	51	74

Total Interest Income	10,067	10,421	30,501	31,389
INTEREST EXPENSE
Deposits	864	1,133	2,652	3,380
Short-term borrowings	19	24	60	72
Long-term borrowings	643	706	2,040	2,221

Total Interest Expense	1,526	1,863	4,752	5,673

Net Interest Income	8,541	8,558	25,749	25,716

PROVISION FOR LOAN LOSSES	1,125	1,200	3,375	3,610

Net Interest Income after Provision for Loan Losses	7,416	7,358	22,374	22,106
OTHER INCOME

Service charges on deposit accounts	648	621	1,803	1,787
Income from fiduciary activities	288	323	932	1,025
Earnings on investment in bank-owned life insurance	255	244	735	732
Gain on life insurance proceeds	63	–	63	–
Net gains on sales or calls of securities	–	1	7	1
Service charges on ATM and debit card transactions	323	319	955	917
Commissions from insurance sales	1,133	1,186	3,633	3,699
Other	262	188	725	685

Total Other Income	2,972	2,882	8,853	8,846
OTHER EXPENSES

Salaries and employee benefits	4,527	4,233	13,772	12,698
Net occupancy	487	505	1,477	1,561
Equipment	573	651	1,855	1,995
Other tax	221	210	614	593
Professional services	186	267	628	737
Supplies and postage	141	163	468	483
Marketing and corporate relations	67	123	257	375
FDIC and regulatory	189	225	640	965
Intangible assets amortization	160	160	481	481
Foreclosed real estate expenses	116	251	346	261
Other operating	825	710	2,334	2,221

Total Other Expenses	7,492	7,498	22,872	22,370

Income before Income Taxes	2,896	2,742	8,355	8,582

PROVISION FOR INCOME TAXES	592	562	1,687	1,836

Net Income	$2,304	$2,180	$6,668	$6,746
PER SHARE DATA
Basic earnings	$0.39	$0.37	$1.12	$1.14
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dollars in thousands
NET INCOME	$2,304	$2,180	$6,668	$6,746

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains arising during the period, net of income taxes of $208, $507, $196 and $1,058, respectively	407	994	386	2,063

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $2 and $0, respectively	–	(1)	(5)	(1)

PENSION

Change in plan assets and benefit obligations, net of income taxes of $56, $15, $170 and $90, respectively	109	30	326	92

TOTAL OTHER COMPREHENSIVE INCOME	516	1,023	707	2,154

TOTAL COMPREHENSIVE INCOME	$2,820	$3,203	$7,375	$8,900

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2012 and 2011

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Dollars in thousands

BALANCE – JANUARY 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754

Comprehensive income:
Net income	–	–	–	6,746	–	6,746
Other comprehensive income, net of taxes	–	–	–	–	2,154	2,154

Total Comprehensive Income						8,900

Common stock shares issued (13,039 shares)	33	–	164	–	–	197

Cash dividends declared	–	–	–	(3,382)	–	(3,382)

BALANCE – SEPTEMBER 30, 2011	$15,010	$(728)	$8,951	$72,900	$3,336	$99,469

BALANCE – JANUARY 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474

Comprehensive income:
Net income	–	–	–	6,668	–	6,668
Other comprehensive income, net of taxes	–	–	–	–	707	707

Total Comprehensive Income						7,375

Common stock shares issued (14,911 shares)	37	–	183	–	–	220

Cash dividends declared	–	–	–	(3,392)	–	(3,392)

BALANCE – SEPTEMBER 30, 2012	$15,058	$(728)	$9,183	$76,802	$1,362	$101,677

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$6,668	$6,746
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and foreclosed real estate, net of write-downs on foreclosed real estate	(49)	(296)
Earnings on investment in bank-owned life insurance	(735)	(732)
Gain on life insurance proceeds	(63)	–
Gain on sales or calls of securities	(7)	(1)
Depreciation and amortization	1,527	1,675
Provision for loan losses	3,375	3,610
Net amortization of investment securities premiums	657	445
Decrease (increase) in interest receivable	87	(173)
Increase (decrease) in interest payable	(109)	10
Mortgage loans originated for sale	(19,534)	(13,636)
Proceeds from loans sold to others	16,445	16,868
Decrease in other assets	1,594	2,165
Increase in other liabilities	257	860

Net Cash Provided by Operating Activities	10,113	17,541

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held to maturity	1,576	–
Proceeds from maturities of investment securities available for sale	51,695	45,857
Purchase of investment securities held to maturity	(39,651)	–
Purchase of investment securities available for sale	(18,341)	(61,776)
Net increase in loans	(12,283)	(22,512)
Redemption of restricted investment in bank stocks	1,259	913
Investment in low-income housing project	(2,106)	–
Purchase of bank-owned life insurance	(1,940)	–
Capital expenditures	(1,092)	(1,700)
Proceeds from life insurance death benefits	273	–
Proceeds from sale of foreclosed real estate	1,205	6,179

Net Cash Used in Investing Activities	(19,405)	(33,039)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits	6,839	17,604
Net increase in time certificates of deposits and interest bearing deposits	41,717	37,043
Net increase in short-term borrowings	6,964	5,109
Dividends paid	(3,392)	(3,382)
Common stock issued	220	197
Proceeds from long-term borrowings	10,000	–
Repayments on long-term borrowings	(11,176)	(10,251)

Net Cash Provided by Financing Activities	51,172	46,320

Net Increase in Cash and Cash Equivalents	41,880	30,822

CASH AND CASH EQUIVALENTS – BEGINNING	22,623	24,173

CASH AND CASH EQUIVALENTS – ENDING	$64,503	$54,995

Interest paid	$4,861	$5,663
Incomes taxes paid	$250	$1,100
Loans transferred to foreclosed assets held for resale	$1,812	$2,344

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

The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services.  Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2011 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 12, 2012.  It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K.  The results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of September 30, 2012, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.                                    Earnings Per Share

The Corporation has a simple capital structure.  Basic earnings per share of common stock is computed based on 5,951,102 and 5,933,741 weighted average shares of common stock outstanding for the nine months ended September 30, 2012 and 2011, respectively, and 5,956,380 and 5,937,915 for the three months ended September 30, 2012 and 2011, respectively.  The Corporation does not have dilutive securities outstanding.

3.                                    Retirement Benefits

The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan for the three month and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
In thousands
Service cost	$163	$143	$488	$429
Interest cost	231	240	694	720
Expected return on plan assets	(443)	(457)	(1,329)	(1,371)
Amortization of net loss	153	35	459	105
Amortization of transition obligation	2	3	7	9
Amortization of prior service cost	10	10	30	30

Net Periodic Benefit Cost (Income)	$116	$(26)	$349	$(78)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it had not yet determined the amount the Bank plans on contributing to the plan in 2012.  As of September 30, 2012, the Bank determined that it will make the full tax-deductible contribution, $1,850,000, in mid-December 2012.  Effective April 1, 2012, no inactive or former participant in the plan shall be eligible to again participate in the plan, and no employee hired after March 31, 2012, shall be eligible to participate in the plan.  As of the last annual census, ACNB Bank had a combined 368 active, vested terminated and retired persons in the plan.  There were 11 new hires in the first quarter of 2012 that are not enrolled in the plan, but will be upon meeting the eligibility requirements.

4.                                    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $5,400,000 in standby letters of credit as of September 30, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability, as of September 30, 2012, for guarantees under standby letters of credit issued is not material.

5.                                    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income
In thousands
BALANCE – SEPTEMBER 30, 2012	$6,377	$(5,015)	$1,362
BALANCE – DECEMBER 31, 2011	$5,996	$(5,341)	$655
BALANCE – SEPTEMBER 30, 2011	$5,985	$(2,649)	$3,336

6.                                    Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary.  RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2012 and 2011, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2012
Net interest income and other income from external customers	$31,117	$3,485	$–	$34,602
Income before income taxes	7,857	498	–	8,355
Total assets	1,052,755	12,020	(1,752)	1,063,023
Capital expenditures	1,020	72	–	1,092

2011
Net interest income and other income from external customers	$31,072	$3,490	$–	$34,562
Income before income taxes	7,879	703	–	8,582
Total assets	1,014,216	12,638	(2,236)	1,024,618
Capital expenditures	1,698	2	–	1,700

Segment information for the three month periods ended September 30, 2012 and 2011, is as follows:

In thousands	Banking	Insurance	Intercompany Eliminations	Total
2012
Net interest income and other income from external customers	$10,512	$1,001	$–	$11,513
Income before income taxes	2,809	87	–	2,896
Total assets	1,052,755	12,020	(1,752)	1,063,023
Capital expenditures	148	–	–	148

2011
Net interest income and other income from external customers	$10,453	$987	$–	$11,440
Income before income taxes	2,570	172	–	2,742
Total assets	1,014,216	12,638	(2,236)	1,024,618
Capital expenditures	587	–	–	587

Intangible assets, representing customer lists, are amortized over 10 years on a straight line basis.  Goodwill is not amortized, but rather is analyzed annually for impairment.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Amortization of goodwill and the intangible assets is deductible for tax purposes.

During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350, Intangibles – Goodwill and Other, such that the annual goodwill impairment testing date will be changed from December 31 to October 1. This new testing date is preferable in the circumstances, because it will allow the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in its annual consolidated financial statements and timely file those statements with the Securities and Exchange Commission in accordance with its accelerated filing requirements.

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

Amortized cost and fair value at September 30, 2012, and December 31, 2011, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2012
U.S. Government and agencies	$24,257	$1,090	$–	$25,347
Mortgage-backed securities	84,532	5,810	–	90,342
State and municipal	48,759	2,211	20	50,950
Corporate bonds	7,012	343	–	7,355
CRA mutual fund	1,044	58	–	1,102
Stock in other banks	627	166	–	793
	$166,231	$9,678	$20	$175,889

DECEMBER 31, 2011
U.S. Government and agencies	$39,237	$932	$–	$40,169
Mortgage-backed securities	102,059	5,473	5	107,527
State and municipal	44,072	2,250	5	46,317
Corporate bonds	13,105	304	30	13,379
CRA mutual fund	1,044	37	–	1,081
Stock in other banks	627	127	–	754
	$200,144	$9,123	$40	$209,227

SECURITIES HELD TO MATURITY
SEPTEMBER 30, 2012
U.S. Government and agencies	$29,130	$581	$–	$29,711
Mortgage-backed securities	18,886	374	–	19,260
	$48,016	$955	$–	$48,971

DECEMBER 31, 2011

U.S. Government and agencies	$10,032	$648	$–	$10,680

The following table shows the Corporation’s gross unrealized losses and fair value for investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012, and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In thousands
SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2012

State and municipal	$3,679	$20	$–	$–	$3,679	$20

DECEMBER 31, 2011

Mortgage-backed securities	$1,968	$5	$–	$–	$1,968	$5
State and municipal	1,251	5	–	–	1,251	5
Corporate bonds	–	–	970	30	970	30
	$3,219	$10	$970	$30	$4,189	$40

All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2012, eight state and municipal bonds had unrealized losses that individually did not exceed 2% of amortized cost.  These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame.  Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices.  The Corporation uses an independent service provider to provide matrix pricing.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.  At September 30, 2012, management had not identified any securities with an unrealized loss that it intends or will be required to sell.

Amortized cost and fair value at September 30, 2012, by contractual maturity, where applicable, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
In thousands

1 year or less	$1,004	$1,013	$–	$–
Over 1 year through 5 years	32,521	34,389	10,022	10,524
Over 5 years through 10 years	41,497	42,955	19,108	19,187
Over 10 years	5,006	5,295	–	–
Mortgage-backed securities	84,532	90,342	18,886	19,260
CRA mutual fund	1,044	1,102	–	–
Stock in other banks	627	793	–	–

	$166,231	$175,889	$48,016	$48,971

The Corporation realized gross gains of $0 during the third quarter of 2012 and $1,000 during the third quarter of 2011, as well as $0 gross losses during the third quarters of 2012 and 2011, on sales or calls of securities available for sale.  For the nine month period ended September 30, 2012, the Corporation realized gross gains of $7,000 and $0 in gross losses on sales or calls of securities available for sale.  For the nine month period ended September 30, 2011, the Corporation realized $1,000 in gross gains and did not realize any losses on sales or calls of securities available for sale.

At September 30, 2012, and December 31, 2011, securities with a carrying value of $150,974,000 and $124,069,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

In underwriting one-to-four family residential real estate loans, the Corporation evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Properties securing residential real estate loans made by the Corporation are appraised by independent appraisers.  The Corporation generally requires borrowers to obtain an attorney’s title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  The Corporation has not engaged in subprime residential mortgage originations.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2012, and December 31, 2011:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2012

Commercial and industrial	$48,386	$2,504	$2,311	$–	$53,201
Commercial real estate	201,394	20,416	17,587	–	239,397
Commercial real estate construction	7,634	9,966	1,611	–	19,211
Residential mortgage	314,434	4,628	2,925	–	321,987
Home equity lines of credit	50,740	1,831	259	–	52,830
Consumer	15,449	–	–	–	15,449
	$638,037	$39,345	$24,693	$–	$702,075
DECEMBER 31, 2011

Commercial and industrial	$48,284	$4,596	$3,265	$–	$56,145
Commercial real estate	200,834	19,872	15,311	–	236,017
Commercial real estate construction	7,400	12,743	2,614	–	22,757
Residential mortgage	304,627	4,261	2,378	–	311,266
Home equity lines of credit	50,083	2,364	85	–	52,532
Consumer	15,751	–	–	–	15,751
	$626,979	$43,836	$23,653	$–	$694,468

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2012, and December 31, 2011:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2012

Commercial and industrial	$–	$–	$–	$209	$1,323
Commercial real estate	853	892	15	8,719	9,163
Commercial real estate construction	–	–	–	877	1,151
Residential mortgage	–	–	–	1,492	1,841
	$853	$892	$15	$11,297	$13,478

DECEMBER 31, 2011

Commercial and industrial	$1,967	$3,102	$1,085	$252	$1,367
Commercial real estate	273	273	43	6,339	7,136
Commercial real estate construction	–	–	–	2,614	7,192
Residential mortgage	88	88	53	1,313	1,638
	$2,328	$3,463	$1,181	$10,518	$17,333

The following table summarizes information in regards to the average balance of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2012 and 2011:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2012

Commercial and industrial	$–	$–	$215	$–
Commercial real estate	1,092	–	8,676	–
Commercial real estate construction	–	–	899	–
Residential mortgage	–	–	1,495	–
	$1,092	$–	$11,285	$–

SEPTEMBER 30, 2011

Commercial and industrial	$1,562	$–	$301	$–
Commercial real estate	1,850	–	4,684	–
Commercial real estate construction	–	–	3,214	–
Residential mortgage	752	–	1,156	–
	$4,164	$–	$9,355	$–

The following table summarizes information in regards to the average balance of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2012 and 2011:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2012

Commercial and industrial	$503	$–	$229	$–
Commercial real estate	804	–	8,049	–
Commercial real estate construction	420	–	1,339	–
Residential mortgage	22	–	1,504	–
	$1,749	$–	$11,121	$–

SEPTEMBER 30, 2011

Commercial and industrial	$781	$–	$373	$–
Commercial real estate	2,837	–	4,598	44
Commercial real estate construction	–	–	3,676	–
Residential mortgage	403	–	1,070	–
	$4,021	$–	$9,717	$44

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011
In thousands
Commercial and industrial	$209	$2,219
Commercial real estate	5,050	6,612
Commercial real estate construction	877	2,614
Residential mortgage	1,168	1,401
	$7,304	$12,846

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of September 30, 2012, and December 31, 2011:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
SEPTEMBER 30, 2012

Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$198
Commercial real estate	1,304	1,304	971
Commercial real estate construction	1,548	1,541	783
Total nonaccruing troubled debt restructurings	3,342	3,330	1,952
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,522
Residential mortgages	336	336	324
Total accruing troubled debt restructurings	4,913	4,913	4,846
Total Troubled Debt Restructurings	$8,255	$8,243	$6,798

DECEMBER 31, 2011

Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$234
Commercial real estate	656	656	412
Commercial real estate construction	1,548	1,541	850
Total Troubled Debt Restructurings	$2,694	$2,682	$1,496

All of the Corporation’s troubled debt restructured loans are also impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate.  As of December 31, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $589,000.  An additional charge-off in the amount of $39,000 occurred during the first quarter of 2012.  As of September 30, 2012, there were no defaulted troubled debt restructurings as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, one was negotiated during 2011, while the other three were negotiated during 2012.

There are forbearance agreements on all loans currently classified as troubled debt restructurings, and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring, the Corporation reassessed all loan modifications that occurred on or after January 1, 2011, for identification as troubled debt restructurings.  The Corporation identified no loans for which the allowance for loan losses had previously been measured under a general allowance of credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three months and nine months ended September 30, 2012:

	Number of Contracts	Post-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment
THREE MONTHS ENDED SEPTEMBER 30, 2012
Troubled debt restructurings	–	$–	$–

NINE MONTHS ENDED SEPTEMBER 30, 2012
Troubled debt restructurings
Commercial real estate	2	$5,225	$5,225
Residential mortgage	1	336	336

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012, and December 31, 2011:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2012

Commercial and industrial	$27	$146	$209	$382	$52,819	$53,201	$–
Commercial real estate	6	–	5,050	5,056	234,341	239,397	–
Commercial real estate construction	–	–	877	877	18,334	19,211	–
Residential mortgage	384	725	2,334	3,443	318,544	321,987	1,166
Home equity lines of credit	222	–	–	222	52,608	52,830	–
Consumer	23	8	–	31	15,418	15,449	–
	$662	$879	$8,470	$10,011	$692,064	$702,075	$1,166

DECEMBER 31, 2011

Commercial and industrial	$25	$14	$2,219	$2,258	$53,887	$56,145	$–
Commercial real estate	329	4,184	6,663	11,176	224,841	236,017	51
Commercial real estate construction	–	–	2,614	2,614	20,143	22,757	–
Residential mortgage	4,585	1,395	2,378	8,358	302,908	311,266	977
Home equity lines of credit	397	–	163	560	51,972	52,532	163
Consumer	20	8	–	28	15,723	15,751	–
	$5,356	$5,601	$14,037	$24,994	$669,474	$694,468	$1,191

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2012
Allowance for Loan Losses
Beginning balance - July 1, 2012	$1,515	$6,369	$537	$3,633	$522	$505	$2,241	$15,322
Charge-offs	(49)	(244)	(158)	(9)	–	(3)	–	(463)
Recoveries	7	–	1	–	–	1	–	9
Provisions	87	264	148	83	6	21	516	1,125
Ending balance - September 30, 2012	$1,560	$6,389	$528	$3,707	$528	$524	$2,757	$15,993

Beginning balance - January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,136)	(283)	(538)	(218)	(51)	(54)	–	(3,280)
Recoveries	15	250	149	–	–	2	–	416
Provisions	1,099	415	369	301	72	157	962	3,375
Ending balance - September 30, 2012	$1,560	$6,389	$528	$3,707	$528	$524	$2,757	$15,993
Ending balance: individually evaluated for impairment	$–	$15	$–	$–	$–	$–	$–	$15
Ending balance: collectively evaluated for impairment	$1,560	$6,374	$528	$3,707	$528	$524	$2,757	$15,978

Loans Receivable
Ending balance	$53,201	$239,397	$19,211	$321,987	$52,830	$15,449	$–	$702,075
Ending balance: individually evaluated for impairment	$209	$9,572	$877	$1,492	$–	$–	$–	$12,150
Ending balance: collectively evaluated for impairment	$52,992	$229,825	$18,334	$320,495	$52,830	$15,449	$–	$689,925

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2011
Allowance for Loan Losses
Beginning Balance - July 1, 2011	$1,934	$6,187	$576	$3,581	$365	$390	$1,667	$14,700
Charge-offs	(39)	(102)	(77)	(265)	(10)	(5)	–	(498)
Recoveries	8	–	–	–	–	2	–	10
Provisions	1,119	212	91	183	172	(2)	(575)	1,200
Ending balance - September 30, 2011	$3,022	$6,297	$590	$3,499	$527	$385	$1,092	$15,412

Beginning Balance - January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(662)	(1,237)	(1,155)	(385)	(10)	(30)	–	(3,479)
Recoveries	25	–	–	2	–	2	–	29
Provisions	1,585	1,188	591	774	196	(107)	(617)	3,610
Ending balance - September 30, 2011	$3,022	$6,297	$590	$3,499	$527	$385	$1,092	$15,412
Ending balance: individually evaluated for impairment	$1,135	$24	$–	$94	$–	$–	$–	$1,253
Ending balance: collectively evaluated for impairment	$1,887	$6,273	$590	$3,405	$527	$385	$1,092	$14,159

Loans Receivable
Ending balance	$63,986	$230,068	$21,167	$298,830	$52,567	$15,391	$–	$682,009
Ending balance: individually evaluated for impairment	$3,390	$6,663	$2,903	$2,060	$–	$–	$–	$15,016
Ending balance: collectively evaluated for impairment	$60,596	$223,405	$18,264	$296,770	$52,567	$15,391	$–	$666,993

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2011

Allowance for Loan Losses

Ending balance	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Ending balance: individually evaluated for impairment	$1,085	$43	$–	$53	$–	$–	$–	$1,181
Ending balance: collectively evaluated for impairment	$1,497	$5,964	$548	$3,571	$507	$419	$1,795	$14,301

Loans Receivable

Ending balance	$56,145	$236,017	$22,757	$311,266	$52,532	$15,751	$–	$694,468
Ending balance: individually evaluated for impairment	$2,219	$6,612	$2,614	$1,401	$–	$–	$–	$12,846
Ending balance: collectively evaluated for impairment	$53,926	$229,405	$20,143	$309,865	$52,532	$15,751	$–	$681,622

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at September 30, 2012, and December 31, 2011, are as follows:

	Fair Value Measurements at September 30, 2012
	Basis	Total	Level 1	Level 2	Level 3
In thousands
U.S. Government and agencies		$25,347	$–	$25,347	$–
Mortgage-backed securities		90,342	–	90,342	–
State and municipal		50,950	–	50,950	–
Corporate bonds		7,355	–	7,355	–
CRA mutual fund		1,102	1,102	–	–
Stock in other banks		793	793	–	–
Total securities available for sale	Recurring	$175,889	$1,895	$173,994	$–
Impaired loans	Nonrecurring	$3,951	$–	$–	$3,951
Foreclosed assets held for resale	Nonrecurring	$2,065	$–	$–	$2,065

	Fair Value Measurements at December 31, 2011
	Basis	Total	Level 1	Level 2	Level 3
In thousands
U.S. Government and agencies		$40,169	$–	$40,169	$–
Mortgage-backed securities		107,527	–	107,527	–
State and municipal		46,317	–	46,317	–
Corporate bonds		13,379	–	13,379	–
CRA mutual fund		1,081	1,081	–	–
Stock in other banks		754	754	–	–
Total securities available for sale	Recurring	$209,227	$1,835	$207,392	$–
Impaired loans	Nonrecurring	$8,075	$–	$–	$8,075
Foreclosed assets held for resale	Nonrecurring	$1,176	$–	$–	$1,176

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain of the Corporation’s assets and liabilities at September 30, 2012, and December 31, 2011:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statements of condition for cash and short-term instruments approximate those assets’ fair value.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2012:

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
In thousands

Financial assets:
Cash and due from banks	$12,338	$12,338	$12,338	$–	$–
Interest-bearing deposits in banks	52,165	52,165	52,165	–	–
Investment securities:
Available for sale	175,889	175,889	1,895	173,994	–
Held to maturity	48,016	48,971	–	48,971	–
Loans held for sale	3,618	3,618	3,618	–	–
Loans, less allowance for loan losses	686,082	719,483	–	–	719,483
Accrued interest receivable	3,587	3,587	3,587	–	–
Restricted investment in bank stocks	5,887	5,887	5,887	–	–

Financial liabilities:
Deposits	831,351	832,828	547,787	285,041	–
Short-term borrowings	52,926	52,926	52,926	–	–
Long-term borrowings	70,015	72,978	–	72,978	–
Accrued interest payable	1,320	1,320	1,320	–	–

Off-balance sheet financial instruments	–	–	–	–	–

The following presents the carrying amount and fair value of the Corporation’s financial instruments as of December 31, 2011:

	December 31, 2011
	Carrying Amount	Fair Value
In thousands

Financial assets:
Cash and due from banks	$14,423	$14,423
Interest bearing deposits in banks	8,200	8,200
Investment securities:

Available for sale	209,227	209,227
Held to maturity	10,032	10,680
Loans held for sale	337	337
Loans, less allowance for loan losses	678,986	710,671
Accrued interest receivable	3,674	3,674
Restricted investment in bank stocks	7,146	7,146

Financial liabilities:
Deposits	782,795	784,784
Short-term borrowings	45,962	45,962
Long-term borrowings	71,191	75,792
Accrued interest payable	1,429	1,429

Off-balance sheet financial instruments	–	–

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique		Unobservable Input		Range
In thousands

SEPTEMBER 30, 2012
Impaired loans	$3,951	Appraisal of collateral	(1)	Appraisal adjustments	(2)	10 - 50%
Foreclosed assets held for resale	$2,065	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	10 - 50%

(1)      Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not identifiable.

(2)      Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles - Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment of its recorded goodwill from its most recent testing, which was performed as of December 31, 2011.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the nine months ended September 30, 2012.  During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350 such that the annual goodwill impairment testing date will be changed from December 31 to October 1. This new testing date is preferable in the circumstances, because it will allow the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in its annual consolidated financial statements and timely file those statements with the Securities and Exchange Commission in accordance with its accelerated filing requirements.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2012, compared to quarter ended September 30, 2011

Executive Summary

Net income for the three months ended September 30, 2012, was $2,304,000 compared to $2,180,000 for the same quarter in 2011, an increase of $124,000 or 6%.  Earnings per share was $0.39 in 2012 and $0.37 in 2011.  Net interest income decreased $17,000, or less than 1%, as decreases in interest income were not entirely matched by decreases in interest expense.  Provision for loan losses decreased $75,000, or 6%, based on the adequacy analysis of the allowance for loan losses at the end of each period.  Other income increased $90,000, or 3%, due to higher quarter-over-quarter fees from sold mortgages, but which remain lower year-over-year.  Other expenses decreased $6,000, or less than 1%, due to cost savings in a variety of categories offsetting increased full-time equivalent employees and higher pension expense.

Net Interest Income

Net interest income totaled $8,541,000 for the quarter ended September 30, 2012, compared to $8,558,000 for the same period in 2011, a decrease of $17,000 or less than 1%.  Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low rates maintained by the Federal Reserve Bank.  Interest income decreased $354,000, or 3%, due to declines in the Federal Funds Target Rate and other market driver rates.  These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates.  In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates.  In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from uneven domestic and even worse European economic conditions, compounded by Federal Reserve Bank buying activities. A significant share of earning assets was left in short-term money market type accounts because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources.  As to funding costs, alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during the third quarter of 2012, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.

Interest expense decreased $337,000 or 18%.  For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, and filed with the SEC on March 12, 2012.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2012 was 3.38% compared to 3.46% during the same period in 2011.  Also comparing the third quarter of 2012 to 2011, the yield on interest earning assets decreased by 0.29% and the cost of interest bearing liabilities decreased by 0.20%.  The net interest margin was 3.49% for the third quarter of 2012 and 3.62% for the third quarter of 2011.  The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to rates approaching practical floors on deposits as described above.

Average earning assets were $973,736,000 during the third quarter of 2012, an increase of $33,171,000 from the average for the third quarter of 2011.  Average interest bearing liabilities were $824,804,000 in the third quarter of 2012, an increase of $38,331,000 from the same quarter in 2011.

Provision for Loan Losses

The provision for loan losses was $1,125,000 in the third quarter of 2012 compared to $1,200,000 in the third quarter of 2011, a decrease of $75,000 or 6%.  The decrease was a result of analysis of the adequacy of the allowance for loan losses; however, this decrease is not necessarily indicative of future provisioning.  Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the third quarter of 2012, the Corporation had net charge-offs of $454,000, as compared to net charge-offs of $488,000 for the third quarter of 2011.

Other Income

Total other income was $2,972,000 for the three months ended September 30, 2012, up $90,000, or 3%, from the third quarter of 2011.  Fees from deposit accounts increased by $27,000, or 4%, due to higher volume as the fee schedules did not change.  Certain government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain.  Revenue from ATM and debit card transactions increased 1% to $323,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $288,000 for the three months ended September 30, 2012, as compared to $323,000 during the third quarter of 2011, an 11% decrease as a result of lower estate fee income in the third quarter of 2012 and lower assets under management.  Estate fee income is inherently sporadic in nature.  Earnings on bank-owned life insurance increased by $11,000, or 5%, as a result of increased investment in this asset.  In addition, a gain on life insurance proceeds during the quarter added another $63,000 to income.  The Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), earned revenue of $1,133,000 this quarter, down from $1,186,000 for the same quarter in 2011.  This decrease was due in part to variations in billings, but in the longer term revenue is down due to a “soft” insurance market and the effects of the prolonged economic slowdown on business clients.  Other income in the quarter ended September 30, 2012, was higher due to fees related to sales of residential mortgages in 2012, but which continue to be at a lower volume in 2012 compared to 2011.

Impairment Testing

RIG has certain long-lived assets including purchased intangible assets subject to amortization, such as insurance books of business, and associated goodwill assets, which are not amortized but instead reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated statements of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Goodwill, that has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles - Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.  If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350.  If the entity determines that it is more likely than not that the fair value has fallen below its carrying value, then the goodwill impairment analysis is a two-step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment.  The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  Subsequent reversal of goodwill impairment losses is not permitted.  ACNB performs an annual evaluation to determine if there is goodwill impairment related to RIG.  For the year ended December 31, 2011, compared to 2010, commissions from insurance sales decreased by 3%, while agency expenses decreased by 8%.  RIG’s stand-alone net income increased by 50% in 2011 compared to 2010.  Since the testing for potential impairment involves methods that include current and projected income amounts as well as market average multiples paid for similar agencies, the fair value increased at December 31, 2011, as compared to previous years’ impairment testing results.

The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at December 31, 2011.  However, future declines in RIG’s net income or changes in external market factors, including cash flow estimates of likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.  A liability incurred at year-end 2011 for contingent consideration owed on the previous purchase of another insurance agency did not unfavorably impact the fair value of RIG.  Should it be determined in a future period that RIG goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350 such that the annual goodwill impairment testing date will be changed from December 31 to October 1.  This new testing date is preferable in the circumstances, because it will allow the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in its annual consolidated financial statements and timely file those statements with the Securities and Exchange Commission in accordance with its accelerated filing requirements.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $294,000, or 7%, when comparing the third quarter of 2012 to the same quarter a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•                 increases from normal promotion and production-based incentive/bonus compensation to employees;

•                 an increase in the number of full-time equivalent employees, including those hired for the opening of a new retail banking office;

•                 increased payroll taxes including higher unemployment tax assessments;

•                 increased costs associated with employee benefit plans; and,

•                 increased defined benefit pension expense, which is up by $142,000 when comparing the three months ended September 30, 2012, to September 30, 2011, resulting from low 2011 investment performance and a significant decrease in the discount rate from the Federal Reserve Bank’s multi-year policy of keeping market rates at historically low levels.

The Corporation’s overall pension investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers.  The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements.  However, the determination of upcoming benefit expense is also dependent on the expected return on assets and the discount rate on the year-end measurement date; specifically, with low discount rates and fair value volatility, the expense can be negatively impacted by conditions on that particular measurement date.  The Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan and no inactive or former plan participant shall be eligible to again participate in the plan.  In addition, a pension provision in a public law known as MAP-21, enacted in July 2012, will have no effect on reducing the GAAP expense associated with the pension plan in upcoming periods as the ACNB plan has had in the past and continues to have well-funded status.

Net occupancy expense decreased by $18,000, or 4%, due to lower preventative maintenance costs.  Equipment expense decreased by $78,000, or 12%, as a result of fewer replacement equipment and software purchases in 2012 compared to 2011.

Professional services expense totaled $186,000 during the third quarter of 2012, as compared to $267,000 for the same period in 2011, a decrease of $81,000 or 30%.  The decrease was due to timing on outsourced engagements and the migration of certain expenses to the foreclosed real estate category.

Marketing and corporate relations expenses decreased by $56,000, or 46%, in the third quarter of 2012 compared to the same period of 2011.  Lower marketing expense in 2012 reflected varying levels of outsourced advertising production and media expenditures in accordance with the marketing plan, which included support for the opening of a new retail banking office in 2011.

FDIC and regulatory expense for the third quarter of 2012 was $189,000, a decrease of $36,000 from the third quarter of 2011. The decrease was due in part to improved risk ratings.  Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect ACNB earnings. ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, in the amount of $3,956,000, the date the payment was made.  For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.  Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  Foreclosed real estate expenses were $116,000 and $251,000 for the quarters ended September 30, 2012 and 2011, respectively.  The 2012 expense was lower due to the sale of a property at a gain; whereas, 2011 expense was higher due to a write-down in value based on a new listing price.  Nevertheless, foreclosed assets held for resale expenses are projected to remain high in 2012 due to the existing inventory of properties and projected additions based on information derived from the estimation process of the allowance for loan losses.  Net gains on properties sold in October 2012, however, are expected to offset a substantial portion of the entire 2012 expense.

Other tax expenses increased by $11,000, or 5%, due to a state shareholders’ equity-based tax that increases annually regardless of income.  Supplies and postage decreased by $22,000, or 13%, due to timing on postage expenditures.  Other operating expenses increased by $115,000, or 16%, in the third quarter of 2012, as compared to the third quarter of 2011.  The increases included the cost of improved data lines to facilitate more electronic commerce.

Provision for Income Taxes

The Corporation recognized income taxes of $592,000, or 20.4% of pretax income, during the third quarter of 2012, as compared to $562,000, or 20.5% of pretax income, during the same period in 2011.  The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships which qualify for federal tax credits.  The income tax provision during the third quarters ended September 30, 2012 and 2011, included low-income housing tax credits of $139,000.

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011

Executive Summary

Net income for the nine months ended September 30, 2012, was $6,668,000 compared to $6,746,000 for the same nine months in 2011, a decrease of $78,000 or 1%.  Earnings per share was $1.12 in 2012 and $1.14 in 2011 for the respective nine month periods.  Net interest income increased $33,000, or less than 1%, as the decrease in interest expense was slightly higher than the decrease in interest income.  Provision for loan losses decreased $235,000, or 7%, based on the adequacy analysis of the allowance for loan losses at the end of each period.  Other income increased $7,000, or less than 1%, due to a gain on life insurance proceeds.  Other expenses increased $502,000, or 2%, due to higher full-time equivalent employees and higher pension expense offset by generally lower expenses including FDIC insurance.

Net Interest Income

Net interest income totaled $25,749,000 for the nine months ended September 30, 2012, compared to $25,716,000 for the same period in 2011, an increase of $33,000 or less than 1%.  Net interest income increased due to a decrease in interest expense to a slightly greater degree than the decrease in interest income, both resulting from reductions in market rates associated with the continued low rates due to economic conditions and actions by the Federal Reserve Bank.  Interest income decreased $888,000, or 3%, due to declines in the Federal Funds Target Rate and other market driver rates.  These driver rates are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on the loans at subsequent interest rate reset dates and are used to set competitive rates on new loans. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates.  In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates resulting from domestic and foreign economic conditions and reinforced by Federal Reserve Bank buying activities. Some earning assets were left in short-term money market type accounts because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources.  As to deposit funding costs, alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits.  However, during the first nine months of 2012, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.

Interest expense decreased $921,000 or 16%.  For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, and filed with the SEC on March 12, 2012.  Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2012 was 3.49% compared to 3.63% during the same period in 2011.  Also comparing the first nine months of 2012 to 2011, the yield on interest earning assets decreased by 0.34% and the cost of interest bearing liabilities decreased by 0.19%.  The net interest margin was 3.61% for the first nine months of 2012 and 3.78% for the first nine months of 2011.  The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to absolute low rates on deposits as described above.

Average earning assets were $953,304,000 during the first nine months of 2012, an increase of $41,005,000 from the average for the first nine months of 2011.  Average interest bearing liabilities were $806,612,000 in the first nine months of 2012, an increase of $34,094,000 from the same nine months in 2011.

Provision for Loan Losses

The provision for loan losses was $3,375,000 in the first nine months of 2012 compared to $3,610,000 in the first nine months of 2011, a decrease of $235,000 or 7%.  The decrease was a result of analysis of the adequacy of the allowance for loan losses; however, this decrease is not necessarily indicative of future provisioning.  Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.  For more information, please refer to Allowance for Loan Losses in the subsequent Financial Condition section.  ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.  For the first nine months of 2012, the Corporation had net charge-offs of $2,864,000, as compared to net charge-offs of $3,450,000 for the first nine months of 2011.

Other Income

Total other income was $8,853,000 for the nine months ended September 30, 2012, up $7,000, or less than 1%, from the first nine months of 2011.  Fees from deposit accounts increased by $16,000, or 1%, due to varying volume.  Certain government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain.  Revenue from ATM and debit card transactions increased 4% to $955,000 due to higher volume.  The increase resulted from consumer desire to use more electronic delivery channels; however, regulations and legal actions for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified.  Income from fiduciary activities, which include both institutional and personal trust management services, totaled $932,000 for the nine months ended September 30, 2012, as compared to $1,025,000 during the first nine months of 2011, a 9% decrease as a result of lower average assets under management and lower estate settlement fees.  Assets under management are down due to net accounts lost and variations in market values; whereas, estate settlement fees are inherently sporadic in nature.  Earnings on bank-owned life insurance increased by $3,000, or less than 1%, as a result of increased investment in this asset.  In addition, a gain on life insurance proceeds during the third quarter of 2012 added another $63,000 to income.  The Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), saw revenue decrease by less than 2%.  This relative stability compared to previous periods was due to more consistent personal lines revenue mostly offsetting declines in commercial lines as a “soft” insurance market was combined with the effects of the prolonged economic slowdown on business clients.  Other income in the nine months ended September 30, 2012, was 6% higher due to a variety of smaller revenue source volume improvements.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $1,074,000, or 8%, when comparing the first nine months of 2012 to the same period a year ago.  Overall, the net increase in salaries and employee benefits was the result of:

•                 increases from normal promotion and production-based incentive/bonus compensation to employees;

•                 an increase in the number of full-time equivalent employees, including those hired for the opening of a new retail banking office;

•                 increased payroll taxes including higher unemployment tax assessments;

•                 increased costs associated with employee benefit plans; and,

•                 increased defined benefit pension expense, which is up by $427,000 when comparing the nine months ended September 30, 2012, to September 30, 2011, resulting from low 2011 investment performance and a significant decrease in the discount rate from the Federal Reserve Bank’s multi-year policy of keeping market rates at historically low levels.

The Corporation’s overall pension investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers.  The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements.  However, the determination of upcoming benefit expense is also dependent on the expected return on assets and the discount rate on the year-end measurement date; specifically, with low discount rates and fair value volatility, the expense can be negatively impacted by conditions on that particular measurement date.  The Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan and no inactive or former plan participant shall be eligible to again participate in the plan.  In addition, a pension provision in a public law known as MAP-21, enacted in July 2012, will have no effect on reducing the GAAP expense associated with the pension plan in upcoming periods as the ACNB plan has had in the past and continues to have well-funded status.

Net occupancy expense decreased by $84,000, or 5%, in part due to a mild winter season in 2012 and better preventative maintenance programs.  Equipment expense decreased by $140,000, or 7%, as a result of fewer replacement equipment and software purchases in 2012 compared to 2011.

Professional services expense totaled $628,000 during the first nine months of 2012, as compared to $737,000 for the same period in 2011, a decrease of $109,000 or 15%.  The decrease was due to less vendor engagements conducted to date in 2012 compared to the same period of 2011 and expenses migrating from this category to foreclosed asset categories in 2012.

Marketing and corporate relations expenses decreased by $118,000, or 31%, in the first nine months of 2012 compared to the same period of 2011.  Lower marketing expense in 2012 reflected varying levels of outsourced advertising production and media expenditures in accordance with the marketing plan, which included support for the opening of a new retail banking office in 2011.

FDIC and regulatory expense for the first nine months of 2012 was $640,000, a decrease of $325,000 from the same period in 2011.  The decrease was due in part to improved risk ratings and a revised computation method beginning in April 2011.  Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the severe recession.  At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid an estimated three years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied on all insured banks in the second quarter of 2009.  The prepaid assessments did not immediately affect ACNB earnings.  ACNB recorded its prepaid assessments as a prepaid expense (an asset) as of December 30, 2009, in the amount of $3,956,000, the date the payment was made.  For the quarter ended December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter.  Even though an estimated premium is prepaid under this plan, the actual expense will vary based on several factors and risk ratings.

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  Foreclosed real estate expenses were $346,000 and $261,000 for the nine months ended September 30, 2012 and 2011, respectively.  The 2011 amount was net of a $194,000 gain on the sale of one commercial real estate property from a participation loan in the first quarter.  The higher cost in 2012 was also due to the increased number and varying mix of commercial and residential collateral, unpaid property taxes, legal expenses, and deferred maintenance required upon acquisition.  In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties.  Foreclosed assets held for resale expenses are projected to remain high in 2012 due to the existing inventory of properties and projected additions based on information derived from the estimation process of the allowance for loan losses. Net gains on properties sold in October 2012, however, are expected to offset a substantial portion of the entire 2012 expense.

Other tax expenses increased by $21,000, or 4%, due to a state shareholders’ equity-based tax that increases annually regardless of income.  Supplies and postage decreased by $15,000, or 3%, due to more electronic statement delivery.  Other operating expenses increased by $113,000, or 5%, in the first nine months of 2012, as compared to the first nine months of 2011.  The increases included the cost of improved data lines to facilitate more electronic commerce and the negotiated settlement of a customer legal matter in the amount of $75,000.

Provision for Income Taxes

The Corporation recognized income taxes of $1,687,000, or 20.2% of pretax income, during the first nine months of 2012, as compared to $1,836,000, or 21.4% of pretax income, during the same period in 2011.  The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships which qualify for federal tax credits.  The income tax provision during the nine months ended September 30, 2012 and 2011, included low-income housing tax credits of $417,000.

FINANCIAL CONDITION

Assets totaled $1,063,023,000 at September 30, 2012, compared to $1,004,823,000 at December 31, 2011, and $1,024,618,000 at September 30, 2011.  Average earning assets during the nine months ended September 30, 2012, increased to $953,304,000 from $912,299,000 during the same period in 2011.  Average interest bearing liabilities increased in 2012 to $806,612,000 from $772,518,000 in 2011, while average non-interest bearing deposits increased by $3,366,000.

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

At September 30, 2012, the securities balance included a net unrealized gain of $6,377,000, net of taxes, on available for sale securities versus a net unrealized gain of $5,996,000, net of taxes, at December 31, 2011, and a net unrealized gain of $5,985,000, net of taxes, at September 30, 2011.  The increase in fair value of securities from September 30, 2011, was a result of change in the portfolio’s interest rate sensitivity position and in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns.  Slow economic conditions domestically and abroad, as well as the actions by the Federal Reserve to stimulate the housing market and lessen the impact of the recession, are affecting the spread and currently generally increasing the value of the securities held by ACNB.  An eventual return to higher market rates will negatively affect the fair value; however, the investments will be expected to continue to pay the contractual interest rate and to return principal over the life of the investment or at maturity.  The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.  The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices.

The Corporation uses a reliable service provider to provide matrix pricing.  Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value Measurements in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $20,066,000, or 3%, from September 30, 2011, to September 30, 2012, and increased by $7,607,000, or 1%, from December 31, 2011, to September 30, 2012.  The increase in loan volume was the result of determined efforts to lend to creditworthy borrowers despite the continued slow economic conditions. The increase from year-end 2011 to September 30, 2012, occurred despite approximately $10,000,000 in local government loans paying off with proceeds from that unit issuing municipal bonds. Compared to December 31, 2011, commercial loans (including loans to local government units) decreased by approximately $2,944,000 or 5%.  Other than the payoff mentioned above, the commercial loan increase during this period was the result of competing for available loans in the market, even while reduced business activity in the market area hindered new originations.  Commercial real estate loans increased by $3,380,000, or 1%, while real estate construction loans decreased by $3,546,000, or 16%.  New housing development activity is currently very limited in the marketplace, and this category has decreased significantly since 2008.  Participation loans at September 30, 2012, totaled approximately $22,500,000 compared to $25,000,000 at December 31, 2011.  Residential mortgage loans and home equity lines of credit to consumers increased by $11,019,000, or 3%, even though many existing loans were refinanced elsewhere because of the low interest rate environment.  The increase was a result of a marketing program to offer simplified real estate-secured consumer loans through the retail banking network.   Even with marketing and retail banking staff efforts, other consumer loans were stable to slightly declining.  Management has limited new participation credits in conjunction with other financial institutions, primarily due to potential credit risk.  Residential mortgage loans secured by junior liens totaled approximately $27,700,000, or accounted for 8.6% of total residential mortgage loans, at September 30, 2012.  Home equity loans are also, in many cases, junior liens and totaled approximately $52,800,000 at September 30, 2012.  Although there is no discernible difference in delinquency compared to first mortgage loans and comparative loss history, junior liens inherently have more credit risk by virtue of the fact that another financial institution might have a superior security position in the case of foreclosure liquidation of collateral to extinguish the debt.  Generally, foreclosure actions could become more prevalent in a continuation of the national or a local weak housing market.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices.  This region currently and historically has lower unemployment than the U.S. as a whole.  Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $94,200,000, or 13% of total loans, at September 30, 2012.  These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities.  Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.  ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

•            variances in management’s assessment of national, regional, and local economic conditions; and,

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

The allowance for loan losses at September 30, 2012, was $15,993,000, or 2.28% of loans, as compared to $15,412,000, or 2.26% of loans, at September 30, 2011, and $15,482,000, or 2.23% of loans, at December 31, 2011.

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
In thousands

Beginning balance - January 1	$15,482	$15,252	$15,252
Provision charged to operations	3,375	5,435	3,610
Recoveries on charged-off loans	416	38	29
Loans charged-off	(3,280)	(5,243)	(3,479)

Ending balance	$15,993	$15,482	$15,412

Loans past due 90 days and still accruing were $1,166,000 and nonaccrual loans were $7,304,000 as of September 30, 2012.  $1,952,000 of the nonaccrual balance at September 30, 2012, were troubled debt restructured loans.  $4,846,000 of the impaired loans were accruing troubled debt restructured loans.  Loans past due 90 days and still accruing were $1,240,000 at September 30, 2011, while nonaccruals were $15,016,000.  $1,253,000 of the nonaccrual balance at September 30, 2011, were troubled debt restructured loans.  Loans past due 90 days and still accruing were $1,191,000 at December 31, 2011, while nonaccruals were $12,846,000.  $1,496,000 of the nonaccrual balance at December 31, 2011, were troubled debt restructured loans.  Total additional loans classified as substandard (potential problem loans) at September 30, 2012, September 30, 2011, and December 31, 2011, were approximately $17,389,000, $11,748,000 and $10,807,000, respectively.  There were no accruing troubled debt restructured loans as of September 30, 2011, and December 31, 2011.

A better understanding of the trends of the non-performing loans is obtained by a comparison back to previous periods.  Information on nonaccrual loans at September 30, 2012, as compared to December 31, 2011 and 2010, is as follows:

In thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Charge-Offs	Location	Originated

SEPTEMBER 30, 2012

Residential real estate developments	2	$877	$–	389	In market	2006 – 2010
Owner occupied commercial real estate	15	2,974	15	83	In market	1995 – 2008
Investment/rental commercial real estate	6	3,255	–	267	In market	2003 – 2010
Commercial and industrial	1	198	–	1,954	In market	2006 – 2007
Total	24	$7,304	$15	$2,693

DECEMBER 31, 2011

Residential real estate developments	3	$2,614	$–	$1,155	In market	2006 – 2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995 – 2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003 – 2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006 – 2008
Total	24	$12,846	$1,181	$4,301

In thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Charge-Offs	Location	Originated

DECEMBER 31, 2010

Residential real estate developments	4	$4,388	$730	$1,000	In market	2006
Economic development project*	–	–	–	601	In market	2007
Owner occupied commercial real estate	14	8,291	719	–	In market	1995 – 2008
Investment/rental commercial real estate	4	1,004	61	503	In market	2003 – 2007
Commercial and industrial	1	974	549	30	In market	2007
Total	23	$14,657	$2,059	$2,134

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

At September 30, 2012, the Corporation had two impaired loans to unrelated borrowers totaling $877,000 to finance residential real estate development projects in the Corporation’s primary trading area of southcentral Pennsylvania, both of which are in nonaccrual of interest status.  The loans have standard terms and conditions, including repayment from the sales of the respective properties, and no interest reserves.  Both loans discussed below were originated during the first half of 2006.  Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral.  Because of the length of time since the last sale, one loan with a $274,000 specific allocation was charged-off against the allowance for loan losses in 2011.  Subsequently, $467,000 was applied to principal from property sales.  There was no valuation allowance on this loan at September 30, 2012.  The other original $6,000,000 loan matured with the inability of the borrower to make the necessary infrastructure improvements.  The Corporation charged down the loan by $2,500,000 in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed for bankruptcy.  ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses on the property and updated information, respectively.  The various real estate collateral on this loan was protected by a fair value bid at sheriff sale in 2012 after the properties were reappraised, resulting in a $381,000 net charge off.  The remaining balance was classified as foreclosed assets held for resale, and the properties are being marketed to the appropriate buyers.  The respective allowances and write-downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.

Owner occupied commercial real estate at September 30, 2012, includes 15 loan relationships to unrelated borrowers which total $2,974,000, none of which exceeds $720,000 in outstanding balance.  These loans were originated between 1995 and 2008.  A $3,500,000 loan previously in this category was settled in the first quarter of 2012, and the Corporation realized a $250,000 recovery on a previous $598,000 charge-off.  The other loans in this category are business loans impacted by the general economic downturn.  Collection efforts will continue until it is deemed in the best interest of ACNB to initiate foreclosure procedures.  One previous loan relationship in this category with a combined balance of $251,000 was paid in full by the borrower in the second quarter of 2012.  Another loan with a balance of $230,000 had a partial charge-off of $39,000 in the first quarter 2012 based on a new appraised value.  Another loan with a $44,000 balance was completely charged-off in the second quarter of 2012.

Investment/rental commercial real estate at September 30, 2012, includes six unrelated loan relationships totaling $3,255,000 in which the real estate is collateral and is used for speculation, rental, or other non-owner occupied uses.  These loans were originated between 2003 and 2010, and were affected by the lack of borrower cash flow to continue to service the debt.  The current plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. One loan totaling $699,000, added in the second quarter of 2012 because of recent delinquency, had a specific allocation of $244,000 based on a current appraisal.  This participation loan is related to the charged-off loan discussed below in commercial and industrial loans which was subsequently charged off in the third quarter of 2012 after the loss was confirmed.

Another unrelated loan totaling $822,000 to a single borrower had a specific allocation totaling $66,000 removed in the second quarter of 2012 based on a new appraised value less estimated costs to sell.  Another group of rental properties total $725,000 to a single borrower remain in bankruptcy; moreover, as the rental properties do not cash flow and the borrower has indicated no further payments will be made, collection continues through the foreclosure process that is expected to result in the loans becoming and being marketed as foreclosed assets held for resale.  Other investment/rental commercial real estate loans are in collection or are in various stages of the foreclosure process.

Included in impaired commercial and industrial loans at September 30, 2012, are related term loans and a fully-disbursed line of credit, all originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, that totaled $198,000 at September 30, 2012, which is net of a $1,000,000 charge-off taken in 2008 and an additional $529,000 charge-off in 2011.  These loans, with standard terms and conditions including repayment from conversion of trade assets, are in default and in nonaccrual status.  The 2011 charge-off was taken after the borrower stated that no further payments are likely.  Subsequently, the borrower entered into a forbearance agreement in the third quarter of 2011 that included a principal reduction of $118,000 to date.  The remaining outstanding balance on this set of loans was derived by estimating the cash flow from the liquidation of personal and business assets pledged as collateral.  A second credit to an unrelated borrower was added to nonaccrual in the third quarter of 2011 in the amount of $3,100,000, with a confirmed loss charged-off in the fourth quarter of 2011 of $1,135,000 plus a specific allocation of $1,085,000 derived by analyzing the latest company provided accounts receivable data.  In the first quarter of 2012, the lead bank for this participation loan reported that the remaining accounts receivable that secured this loan were deemed worthless and ACNB charged off the entire remaining $1,954,000.  This 2006 participation loan was to a company in the building supplies industry that was negatively impacted by the downturn in housing and then the loss of its major distributorship.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process.  Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs.  The carrying value of real estate acquired through foreclosure was 13 properties totaling $4,901,000 at September 30, 2012, compared to 17 properties totaling $4,437,000 at December 31, 2011.  The increase was due to four related parcels from the residential real estate construction loan described above added in the second quarter of 2012, while eight residential properties were sold at a net gain (exclusive of holding expenses and interim writedowns) of $106,000.  All properties are actively being marketed.  The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2012; however, the total amount and timing is currently not certain. Net gains on properties sold in October 2012, however, are expected to recover a substantial portion of the entire 2012 expense related to foreclosed assets.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $831,351,000 as of September 30, 2012.  Deposits increased by $30,178,000, or 4%, from September 30, 2011, to September 30, 2012, and by $48,556,000, or 6%, from December 31, 2011, to September 30, 2012.  Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. 2012 had an additional increase due to the deposit of $20,000,000 in bond proceeds from a major customer.  The drawdown of these deposits has commenced.  ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks.

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

Borrowings

Short-term borrowings are comprised of securities sold under agreements to repurchase.  Investment securities are pledged in sufficient amounts to collateralize these repurchase agreements, which are legally borrowings but similar to deposits.  As of September 30, 2012, short-term borrowings were $52,926,000, as compared to $45,962,000 at December 31, 2011, and $44,195,000 at September 30, 2011.  In comparison to year-end 2011, short-term borrowings were up due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term Federal Home Loan Bank (FHLB) borrowings at the end of any of the periods; although, they were used in the first quarter of 2012 to even out funding from seasonality in the deposit base.  The average balance of the short-term borrowings with the FHLB was $0 during the third quarter of 2012.  Long-term borrowings consist primarily of advances from the FHLB.  Long-term borrowings totaled $70,015,000 at September 30, 2012, versus $71,191,000 at December 31, 2011, and $71,248,000 at September 30, 2011.  The Corporation increased long-term borrowings from year-end 2011, by converting a short-term borrowing into a two through four year “laddered” borrowing in order to lengthen liability duration and thereby reduce the negative effects of an increase in interest rates in future time frames. Subsequently, $10,000,000 matured in the third quarter of 2012 that was not renewed.  An additional $10,000,000 will mature in the fourth quarter of 2012, which currently is intended to not be renewed.

Capital

ACNB’s capital management strategies have been developed to provide a dividend to stockholders, while maintaining its “well-capitalized” position.  Total stockholders’ equity was $101,677,000 at September 30, 2012, compared to $97,474,000 at December 31, 2011, and $99,469,000 at September 30, 2011.  Stockholders’ equity increased in the first nine months of 2012 by $4,203,000 due to $3,276,000 in earnings retained in capital and an increase in accumulated other comprehensive income due to change in the fair value of the investment portfolio and the change in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.  During the first nine months of 2012, ACNB earned $6,668,000 and paid dividends of $3,392,000 for a dividend payout ratio of 51%.  During the first nine months of 2011, ACNB earned $6,746,000 and paid dividends of $3,382,000 for a dividend payout ratio of 50%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record.  This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan.  Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan.  Year-to-date September 30, 2012, 14,911 shares were issued under this plan with proceeds in the amount of $220,000.  Proceeds, as delineated in the plan’s prospectus, will be used for general corporate purposes (including, but not limited to, the option of contributions to surplus of ACNB’s banking subsidiary).

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  Management believes, as of September 30, 2012, and December 31, 2011, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”.  There are no conditions or events since the notification that management believes have changed the banking subsidiary’s category.

ACNB neither solicited nor received any government funds under the U.S. Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program or the Small Business Lending Fund (SBLF).

On June 12, 2012, regulatory agencies, including the FDIC, the primary federal regulator of ACNB’s banking subsidiary, jointly issued requests for comments on a notice of proposed rulemaking (NPR) that would revise and replace current capital rules.  The proposals, generally called Basel III NPR, would add an additional set of capital ratios, raise the ratio requirements on another set, and introduce the concept of capital buffers that could limit capital distributions or payment of certain discretionary bonuses.  In addition, the NPR would change certain components of the numerators and denominators of the capital ratios. ACNB currently exceeds the capital ratios specified in the NPR and all equity currently is common stock, which is favored in the NPR.  However, the changes in the denominators and numerators, in regards to residential mortgage loan weightings and the fair value of available for sale securities in particular, are deemed by ACNB to add unnecessarily to complexity, increase ratio volatility, and negatively affect net interest income.  The comment period ends in October 2012 and provisions of the new rules could begin as early as January 2013, although a multi-year phase-in is included in the NPR.

While uncertainty exists in the final form of the U.S. rules implementing the Basel III framework, based on preliminary assessments of the proposed framework, ACNB believes the Corporation and its banking subsidiary will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.  ACNB will continue to review the final rules if and when promulgated, as well as will continue to analyze the impact of such rules on ACNB’s capital, operations and resources.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2012	December 31, 2011	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.21%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.75%	12.07%	6.00%
Total risk-based capital ratio	14.02%	13.32%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible to cash and federal funds sold, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB.  At September 30, 2012, ACNB’s banking subsidiary had a borrowing capacity of approximately $384,500,000 from the FHLB, of which $316,500,000 was available.  Since the second half of 2008, financial institutions have experienced difficulties in bank-to-bank liquidity worldwide.  ACNB has been insulated from the freeze in credit markets by its relationship with the FHLB, a government-sponsored enterprise regulated by the Federal Housing Finance Agency.  The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded.  ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality.

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

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $52,926,000 and $45,962,000 at September 30, 2012, and December 31, 2011, respectively.  These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the Corporation also represents an important aspect of liquidity management.  The Corporation’s cash outflows consist principally of dividends to stockholders and corporate expenses.  The main source of funding for the Corporation is the dividends it receives from its banking subsidiary.  Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the Corporation from the subsidiary bank.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit.  At September 30, 2012, the Corporation had unfunded outstanding commitments to extend credit of approximately $141,000,000 and outstanding standby letters of credit of approximately $5,400,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK) - In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws.  Dodd-Frank has and is expected to have a significant impact on ACNB’s business operations as its provisions take effect.  It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the banking subsidiary’s interest expense.  Among the provisions that are likely to affect ACNB are the following:

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

Corporate Governance

Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders.  The SEC finalized the rules implementing these requirements which subsequently took effect on January 21, 2011.  Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded.

Dodd-Frank also gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Limits on Interstate Acquisitions and Mergers

Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition – the acquisition of a bank outside its home state – unless the bank holding company is both well capitalized and well managed.  Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed.  The previous standard in both cases was adequately capitalized and adequately managed.

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

FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS - The subsidiary bank is subject to deposit insurance assessments by the FDIC.  The assessments are based on the risk classification of the depository institution.  The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000 and a special assessment on September 30, 2009, of $437,000.  Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset).  ACNB recorded its prepaid assessment in the amount of $3,596,000 as a prepaid expense included in other assets as of December 30, 2009.  As of December 31, 2009, and each quarter ended thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution.  The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

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

The Pennsylvania Department of Banking, which has primary supervisory authority over banks chartered in Pennsylvania, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations.  The subsidiary bank is also subject to examination by the FDIC.  These examinations are designed for the protection of the subsidiary bank’s depositors rather than ACNB’s stockholders.  The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examinations Council, or FFIEC.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2012, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended September 30, 2012.  The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, which awards shall not exceed, in the aggregate, 200,000 shares of common stock.  As of September 30, 2012, there were no shares of common stock granted as restricted stock awards to either employees or directors.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share.  As of September 30, 2012, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.4

Director Supplemental Life Insurance Plan - Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan - Applicable to Frank Elsner III, James J. Lott, Robert W. Miller, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 18

Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

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

ACNB CORPORATION (Registrant)

Date: November 2, 2012	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)