Form 10-K
period 2012-12-31
ACNB CORP
filed 2013-03-15
CIK 715579

Use these links to rapidly review the document

ITEM8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2012, was approximately $84,546,197.

         The number of shares of the registrant's common stock outstanding on March 8, 2013, was 5,965,368.

         Documents Incorporated by Reference

         Portions of the registrant's 2013 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; effects of the failure of the Federal government to reach agreement to raise the debt ceiling or avoid sequester and the negative effects on economic or business conditions as a result; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve acquisition-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, deteriorating economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $1.0 billion financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with 19 retail banking offices in Adams, Cumberland and York Counties, Pennsylvania, as well as two loan production offices in York and Franklin Counties, Pennsylvania, as of December 31, 2012. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

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

        In 2007, RIG acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, RIG acquired an additional book of business with an aggregate purchase price of $1,165,000, all of which was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which $1,300,000 was recorded as an intangible asset and $553,000 was recorded as goodwill. The contingent consideration for both 2008 purchases was calculated based on 2011 results of operation. The contingent amount of $338,000 was recorded in December 2011 and is included in goodwill and the other liabilities section of the statement of condition, and was paid on January 13, 2012. The intangible assets (excluding goodwill) are being amortized over ten years on a straight line basis.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

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

BANKING SUBSIDIARY

ACNB Bank

        On October 4, 2010, the banking subsidiary, then Adams County National Bank, completed the process of converting from a national banking association to a Pennsylvania state-chartered bank and trust company with the filing and effectiveness of its Articles of Conversion with the Pennsylvania Department of State. Accordingly, Adams County National Bank became ACNB Bank (Bank). Reasons for the conversion included the Corporation's belief that a state bank charter serves the needs of a community bank more effectively. The Pennsylvania Department of Banking and Securities focuses solely on Pennsylvania financial institutions, so there was an anticipation of a better understanding of the Bank and the environment in which it operates, as well as an enhanced level of communication. In addition, the Bank serves customers in four counties—Adams, Cumberland, York and Franklin—and the name of Adams County National Bank no longer served the organization well in expansion beyond Adams County.

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2012, ACNB Bank had total assets of $1,035,000, total gross loans of $708,000,000, total deposits of $834,000,000, and total equity capital of $101,000,000.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2012, the Bank had thirteen branches in Adams County, four branches in York County, and one branch in Cumberland County, as well as a loan production office in both York County and Franklin County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone, and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

        Commercial lending includes commercial mortgages, real estate development and construction loans, accounts receivable and inventory financing, and agricultural loans. Consumer lending programs include home equity loans and lines of credit, automobile and recreational vehicle loans, manufactured housing loans, and personal lines of credit. Mortgage lending programs include personal residential mortgages, residential construction loans, and investment mortgage loans.

        A trust is a legal fiduciary agreement whereby the ACNB Bank Trust Department is named as trustee of financial assets. As trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another part of the Trust Department business. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management are approximately $141,000,000.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc. (RIG), a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2012, were $11,733,000.

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio was novated to a third party during 2012. This entity is not material to ACNB's financial condition or results of operations.

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc., Westminster, Maryland. ACNB Bank serves its marketplace via a network of 19 retail banking offices located throughout Adams County, Pennsylvania, as well as in Dillsburg, Hanover and Spring Grove, York County, Pennsylvania, and in Newville, Cumberland County, Pennsylvania. In addition, the Bank operates loan offices in Hanover, York County, and Chambersburg, Franklin County, Pennsylvania. Russell Insurance Group, Inc. offers a broad range of commercial and personal insurance lines with licenses in 35 states, including Pennsylvania and Maryland, through offices in

Westminster, Carroll County, and Germantown, Montgomery County, Maryland. Accordingly, ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA, along with all of Adams County, Pennsylvania, and parts of Franklin County, Pennsylvania. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg is under the control of the National Park Service, limiting certain types of development. Unemployment figures recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The increased competition has resulted from a changing legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet. There are 82 publicly traded banks in Pennsylvania, 15 have higher market share than ACNB. In addition, there are 18 thrift institutions and numerous credit unions in Pennsylvania, some with higher market share. Banks, thrifts, and credit unions in northern Maryland are also competition.

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

        The Bank Holding Company Act prohibits ACNB from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Bank Holding Company Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected to opt out by the required deadline. The Pennsylvania Department of Banking and Securities also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

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

        USA PATRIOT ACT OF 2001—In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

  •
  Expedited filing requirements for SEC Forms 4;

  •
  Disclosure of a code of ethics and filing an SEC Form 8-K for a change or waiver of such code;

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

        BANK SECRECY ACT (BSA)—Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000 and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA, or for filing a false or fraudulent report.

        DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK)—In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on ACNB's business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB's operating and compliance costs and could increase the Bank's interest expense. Among the provisions that are likely to affect ACNB are the following:

Holding Company Capital Requirements

        Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness. For further information, please refer to Capital in Management's Discussion and Analysis.

Deposit Insurance

        Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, on July 21, 2011, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Interstate Branching

        Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

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

        ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE—Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are "higher-priced" (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities and on our statements of income or condition.

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

        In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including the institution of a capital restoration plan and a guarantee of the plan by a parent institution and the placement of a hold on increases in assets, number of branches, or lines of business. If capital reaches the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management, and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards developed by Federal Reserve Board regulations.

        FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) INSURANCE ASSESSMENTS—The subsidiary bank is subject to deposit insurance assessments by the FDIC. The assessments are based on the risk classification of the depository institution. The subsidiary bank was required to pay regular FDIC insurance assessments in 2009 of $1,743,000 and a special assessment on September 30, 2009, of $437,000. Furthermore, on December 31, 2009, all insured institutions were required to prepay 3.25 years of regular quarterly premiums. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset). ACNB recorded its prepaid assessment in the amount of $3,596,000 as a prepaid expense included in other assets as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, as a charge to earnings, for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted or refunded. Once the asset is exhausted or refunded, the institution records an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

        JUMPSTART OUR BUSINESS STARTUPS (JOBS) ACT—On April 5, 2012, President Obama signed the JOBS Act into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

  •
  Raising the threshold requiring registration under the Securities Exchange Act of 1934 (Exchange Act) for banks and bank holding companies from 500 to 2,000 holders of record;

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

  •
  Allowing private companies to use "crowd funding" to raise up to $1 million in any 12-month period, subject to certain conditions; and,

  •
  Creating a new category of issuer, called an "Emerging Growth Company", for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to ACNB, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Dividends

        ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB's subsidiary bank. For further information, please refer to Regulation of Bank below.

Regulation of Bank

        The operations of the subsidiary bank are subject to statutes applicable to banks chartered under the banking laws of Pennsylvania, to state nonmember banks, and to banks whose deposits are insured by the FDIC. The subsidiary bank's operations are also subject to regulations of the Pennsylvania Department of Banking and Securities, Federal Reserve, and FDIC.

        The Pennsylvania Department of Banking and Securities, which has primary supervisory authority over banks chartered in Pennsylvania, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the subsidiary bank's depositors rather than ACNB's stockholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examination Council, or FFIEC.

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

        Management, in determining the allowance for loan losses, makes significant judgments. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral if collateral dependent or present value of future cash flows, and other relevant factors.

STATISTICAL DISCLOSURES

        The following statistical disclosures are included in Management's Discussion and Analysis, Item 7 hereof, and are incorporated by reference in this Item 1:

  •
  Interest Rate Sensitivity Analysis

  •
  Interest Income and Expense, Volume and Rate Analysis

  •
  Investment Portfolio

  •
  Loan Maturity and Interest Rate Sensitivity

  •
  Loan Portfolio

  •
  Allocation of Allowance for Loan Losses

  •
  Deposits

  •
  Short-Term Borrowings

AVAILABLE INFORMATION

        The Corporation's reports, proxy statements, and other information are available for inspection and copying at the SEC Office of Freedom of Information Act/Privacy Act Operations at 100 F Street, N.E., Washington, DC, 20549, at prescribed rates. The public may obtain information from the Office of Investor Education and Advocacy by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is http://www.sec.gov.

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

EMPLOYEES

        As of December 31, 2012, ACNB had 283 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2012, approximately 44% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

THE BASEL III CAPITAL REQUIREMENTS MAY REQUIRE US TO MAINTAIN HIGHER LEVELS OF CAPITAL, WHICH COULD REDUCE ACNB'S PROFITABILITY.

        If adopted as proposed, Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If ACNB and the Bank are required to maintain higher levels of capital, ACNB and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to ACNB and the Bank and adversely impact our financial condition and results of operations.

A BREACH OF INFORMATION SECURITY COULD NEGATIVELY AFFECT ACNB'S EARNINGS.

        Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. While to date we have not been subject to cyber attacks or other cyber incidents, we cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors' systems may arise from events that are wholly or partially beyond our vendors' control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse affect on the value of our common stock.

ACNB'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

        Management regularly reviews and updates ACNB's internal controls, disclosure controls and procedures, as well as corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB's business, financial condition, and results of operations.

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

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT ACNB TO ADDITIONAL RISKS.

        From time to time, ACNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, ACNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of ACNB's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on ACNB's business, financial condition, and results of operations.

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because the Bank would no longer have the benefit of their skills, knowledge of ACNB's market, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President, Secretary & Chief Governance Officer; Executive Vice President, Treasurer & Chief Financial Officer; and, the President & Chief Executive Officer of RIG.

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

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. ACNB has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose ACNB to credit risk in the event of a default by a counterparty or client. In addition, ACNB's credit risk may be exacerbated when the collateral held by ACNB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to ACNB. Any such losses could have a material adverse effect on ACNB's financial condition and results of operations.

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

ACNB IS SUBJECT TO POTENTIAL IMPAIRMENT OF GOODWILL AND INTANGIBLES.

        RIG has certain long-lived assets including purchased intangible assets subject to amortization, such as insurance books of business, and associated goodwill assets which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350, Intangibles—Goodwill and Other, such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable, because it allows the Corporation more time to accurately complete its impairment testing process, in order to incorporate the results in the annual consolidated financial statements. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new option to the preexisting goodwill impairment test under ASC Topic 350, Intangibles—Goodwill and Other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under ASC Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011.

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

THE SEVERITY AND DURATION OF A FUTURE DOWNTURN AND THE COMPOSITION OF THE BANKING SUBSIDIARY'S LOAN PORTFOLIO COULD IMPACT THE LEVEL OF LOAN CHARGE-OFFS AND THE PROVISION FOR LOAN LOSSES AND MAY AFFECT ACNB'S NET INCOME OR LOSS.

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

CHANGES IN REAL ESTATE VALUES MAY ADVERSELY IMPACT ACNB'S BANKING SUBSIDIARY LOANS THAT ARE SECURED BY REAL ESTATE.

        A significant portion of ACNB's banking subsidiary loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated in Adams County, Pennsylvania. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, and acts of nature. If real estate prices decline, particularly in ACNB's market area, the value of the real estate collateral securing ACNB's loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on ACNB's financial condition and results of operations.

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

FINANCIAL SERVICES COMPANIES DEPEND ON THE ACCURACY AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND COUNTERPARTIES.

        In deciding whether to extend credit or enter into other transactions, ACNB may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. ACNB may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on ACNB's business and, in turn, ACNB's financial condition and results of operations.

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

THE CURRENT SLOW ECONOMIC CONDITIONS MAY ADVERSELY AFFECT SECONDARY SOURCES OF LIQUIDITY.

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

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB'S BUSINESS.

        The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on ACNB's ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings, ACNB could be materially adversely affected. Third parties with which ACNB does business could also be sources of operational risk to ACNB, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish ACNB's ability to operate one or more of the Corporation's businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect ACNB. Such events could affect the stability of ACNB's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair ACNB's liquidity, cause significant property damage, and result in loss of revenue, and/or cause ACNB to incur additional expenses.

        ACNB may be subject to disruptions or failures of the financial, accounting, network and information processing systems arising from events that are whole or partially beyond ACNB's control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, disease pandemics, damage to property or physical assets, or terrorist acts. ACNB has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. ACNB also reviews and evaluates the business continuity plans of critical third-party service providers. While ACNB believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to ACNB's reputation and loss or liability to the Corporation.

FUTURE CREDIT DOWNGRADES OF THE UNITED STATES GOVERNMENT DUE TO ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT ACNB.

        As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which ACNB invests and receives lines of credit on negative watch and a downgrade of the United State's credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB's financial condition and results of operations.

ACNB'S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.

        Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its Deposit Insurance Fund. Additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB's financial condition, results of operations, and ability to continue to pay dividends on common stock at the current rate or at all.

INCOME TAXATION CHANGES COULD HAVE NEGATIVE EFFECTS ON RESULTS OF OPERATIONS AND ASSET VALUES.

        Discussions of proposed major overhauls of the federal corporate tax code could result in unknown and unpredictable effects on ACNB's results of operations and value of assets. Proposals that would lower the corporate tax rate and, at the same time, reduce certain deductions from taxable income are aimed to increase overall revenue from corporate taxation. For example, reducing the tax deductibility of state and local government investments and loans would increase income tax expense and could perhaps decrease the value of those assets. Lowering tax rates would decrease the value of certain deferred tax assets. In addition, changes to individual income tax laws could have the effect of lowering demand for important sources of lending and revenue to ACNB, such as residential mortgages. Shorter term effects of changes in taxation, as a result of the "fiscal cliff," could be detrimental to the broad economy, thereby reducing demand for lending or increasing the likelihood of loan defaults.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of eighteen offices at December 31, 2012. All offices are located in Adams County with the exception of one office located in Cumberland County and four offices located in York County, Pennsylvania. There are also loan production offices situated in Franklin County and York County, Pennsylvania. Offices at fifteen locations are owned, while six are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG has two leased offices located in Carroll County and Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2012, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2012 and 2011, there were 20,000,000 shares of common stock authorized, 6,027,968 and 6,008,409 shares issued, respectively, and 5,965,368 and 5,945,809 shares outstanding, respectively. As of December 31, 2012, ACNB had approximately 2,418 stockholders of record. At December 31, 2012 and 2011, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Notes J and N of the consolidated financial statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2012, there were no shares of common stock granted as restricted stock awards to either employees or directors.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2012, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2012, there were 37,025 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2012, 2011 or 2010.

        The following table reflects the quarterly high and low prices of ACNB's common stock and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2012:
First Quarter	$15.00	$13.73	$0.19
Second Quarter	14.98	14.25	0.19
Third Quarter	15.99	14.06	0.19
Fourth Quarter	16.75	15.34	0.19
2011:
First Quarter	$16.50	$15.00	$0.19
Second Quarter	16.50	14.85	0.19
Third Quarter	15.99	13.70	0.19
Fourth Quarter	15.50	13.34	0.19

 Total Return Performance

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
ACNB Corporation	100.00	85.94	95.74	122.37	113.54	139.67
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
Mid-Atlantic Custom Peer Group*	100.00	78.25	74.51	82.19	82.68	95.49

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of September 30, 2012, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	Brunswick Bancorp	New Brunswick	NJ
1st Constitution Bancorp	Cranbury	NJ	Calvin B. Taylor Bankshares, Inc.	Berlin	MD
Absecon Bancorp	Absecon	NJ	Capital Bank of New Jersey	Vineland	NJ
Adirondack Trust Company	Saratoga Springs	NY	Carroll Bancorp, Inc.	Sykesville	MD
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Carrollton Bancorp	Columbia	MD
American Bank Incorporated	Allentown	PA	CB Financial Services, Inc.	Carmichaels	PA
Annapolis Bancorp, Inc.	Annapolis	MD	CBT Financial Corporation	Clearfield	PA
Apollo Bancorp, Inc.	Apollo	PA	CCFNB Bancorp, Inc.	Bloomsburg	PA
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	Cecil Bancorp, Inc.	Elkton	MD
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Citizens Financial Services, Inc.	Mansfield	PA
Bank of Akron	Akron	NY	Citizens National Bank of Meyersdale	Meyersdale	PA
Bank of Utica	Utica	NY	Clarion County Community Bank	Clarion	PA
BCSB Bancorp, Inc.	Baltimore	MD	Commercial National Financial Corporation	Latrobe	PA
Berkshire Bancorp Inc.	New York	NY	Community Bank of Bergen County	Maywood	NJ
Community First Bank	Somerset	NJ	Kish Bancorp, Inc.	Reedsville	PA
Community National Bank	Great Neck	NY	Landmark Bancorp, Inc.	Pittston	PA
Community National Bank of Northwestern Pennsylvania	Albion	PA	Liberty Bell Bank	Marlton	NJ
Community Partners Bancorp	Tinton Falls	NJ	Luzerne National Bank Corporation	Luzerne	PA
Cornerstone Financial Corp.	Mount Laurel	NJ	Lyons Bancorp, Inc.	Lyons	NY
County First Bank	La Plata	MD	Manor Bank	Manor	PA
Damascus Community Bank	Damascus	MD	Mars National Bank	Mars	PA
Delhi Bank Corp.	Delhi	NY	Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
Delmar Bancorp	Salisbury	MD	Mid Penn Bancorp, Inc.	Millersburg	PA
Dimeco, Inc.	Honesdale	PA	Mifflinburg Bank & Trust Company	Mifflinburg	PA
DNB Financial Corporation	Downingtown	PA	MNB Corporation	Bangor	PA
Elmer Bancorp, Inc.	Elmer	NJ	Muncy Bank Financial, Inc.	Muncy	PA
Elmira Savings Bank	Elmira	NY	National Bank of Coxsackie	Coxsackie	NY

Company	City	State	Company	City	State
Embassy Bancorp, Inc.	Bethlehem	PA	National Capital Bank of Washington	Washington	DC
Emclaire Financial Corp.	Emlenton	PA	Neffs Bancorp, Inc.	Neffs	PA
Empire National Bank	Islandia	NY	New Jersey Community Bank	Freehold	NJ
ENB Financial Corp	Ephrata	PA	New Millennium Bank	New Brunswick	NJ
Enterprise National Bank N.J.	Kenilworth	NJ	New Tripoli Bancorp, Inc.	New Tripoli	PA
ES Bancshares, Inc.	Newburgh	NY	Northumberland Bancorp	Northumberland	PA
Evans Bancorp, Inc.	Hamburg	NY	Norwood Financial Corp.	Honesdale	PA
Farmers and Merchants Bank	Upperco	MD	Old Line Bancshares, Inc.	Bowie	MD
Fidelity D & D Bancorp, Inc.	Dunmore	PA	Orange County Bancorp, Inc.	Middletown	NY
First Bank	Hamilton	NJ	Parke Bancorp, Inc.	Sewell	NJ
First Community Financial Corporation	Mifflintown	PA	Pascack Bancorp, Inc.	Waldwick	NJ
First Keystone Corporation	Berwick	PA	Patapsco Bancorp, Inc.	Dundalk	MD
First National Bank of Groton	Groton	NY	Penns Woods Bancorp, Inc.	Williamsport	PA
First Resource Bank	Exton	PA	Penseco Financial Services Corporation	Scranton	PA
Fleetwood Bank Corporation	Fleetwood	PA	Peoples Financial Services Corp.	Hallstead	PA
FNB Bancorp, Inc.	Newtown	PA	Peoples Limited	Wyalusing	PA
FNBM Financial Corporation	Minersville	PA	Putnam County National Bank of Carmel	Carmel	NY
FNBPA Bancorp, Inc.	Port Allegany	PA	QNB Corp.	Quakertown	PA
Frederick County Bancorp, Inc.	Frederick	MD	Republic First Bancorp, Inc.	Philadelphia	PA
Glen Burnie Bancorp	Glen Burnie	MD	Royal Bancshares of Pennsylvania, Inc.	Narberth	PA
GNB Financial Services, Inc.	Gratz	PA	Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
Greater Hudson Bank, National Association	Middletown	NY	Scottdale Bank & Trust Company	Scottdale	PA
Hamlin Bank and Trust Company	Smethport	PA	Shore Community Bank	Toms River	NJ
Harford Bank	Aberdeen	MD	Solvay Bank Corporation	Solvay	NY
Harvest Community Bank	Pennsville	NJ	Somerset Hills Bancorp	Bernardsville	NJ
Highlands Bancorp, Inc.	Vernon	NJ	Somerset Trust Holding Company	Somerset	PA
Hilltop Community Bancorp, Inc.	Summit	NJ	Stewardship Financial Corporation	Midland Park	NJ
Honat Bancorp, Inc.	Honesdale	PA	Sussex Bancorp	Franklin	NJ
Hopewell Valley Community Bank	Pennington	NJ	Tri-County Financial Corporation	Waldorf	MD
Howard Bancorp, Inc.	Ellicott City	MD	Turbotville National Bancorp, Inc.	Turbotville	PA
IBW Financial Corporation	Washington	DC	UNB Corporation	Mount Carmel	PA
Jeffersonville Bancorp	Jeffersonville	NY	Unity Bancorp, Inc.	Clinton	NJ
Jonestown Bank and Trust Co.	Jonestown	PA	VSB Bancorp, Inc.	Staten Island	NY
JTNB Bancorp, Inc.	Jim Thorpe	PA	West Milton Bancorp, Inc.	West Milton	PA
Juniata Valley Financial Corp.	Mifflintown	PA	Woodlands Financial Service Company	Williamsport	PA
Kinderhook Bank Corporation	Kinderhook	NY

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2012	2011	2010	2009	2008
INCOME STATEMENT DATA
Interest income	$40,439	$41,832	$44,640	$45,812	$47,921
Interest expense	6,095	7,462	9,623	13,560	18,897

Net interest income	34,344	34,370	35,017	32,252	29,024
Provision for loan losses	4,675	5,435	6,410	4,750	5,570

Net interest income after provision for loan losses	29,669	28,935	28,607	27,502	23,454
Other income	11,867	11,737	12,172	11,703	10,438
Other expenses	30,331	30,016	30,303	30,629	26,071

Income before income taxes	11,205	10,656	10,476	8,576	7,821
Applicable income taxes	2,319	2,154	2,057	1,357	1,077

Net income	$8,886	$8,502	$8,419	$7,219	$6,744

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,049,995	$1,004,823	$968,667	$961,904	$976,679
Securities	215,949	219,259	200,774	219,929	252,536
Loans, net	691,311	678,986	650,039	632,706	630,330
Deposits	834,176	782,795	746,526	728,523	690,297
Borrowings	107,257	117,153	120,585	135,585	190,404
Stockholders' equity	101,264	97,474	93,754	88,303	84,439
COMMON SHARE DATA
Earnings per share—basic	$1.49	$1.43	$1.42	$1.22	$1.13
Cash dividends paid	0.76	0.76	0.76	0.76	0.76
Book value per share	16.98	16.39	15.81	14.90	14.18
Weighted average number of common shares	5,953,723	5,936,030	5,928,343	5,936,001	5,988,525
Dividend payout ratio	50.91%	53.15%	53.52%	62.50%	67.47%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.86%	0.85%	0.86%	0.75%	0.72%
Return on average equity	8.91%	8.80%	9.15%	8.34%	7.96%
Average stockholders' equity to average assets	9.61%	9.72%	9.40%	8.99%	9.10%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	1.00%	2.02%	2.35%	2.39%	1.52%
Net charge-offs to average loans outstanding	0.48%	0.77%	0.47%	0.03%	0.68%
Allowance for loan losses to total loans	2.38%	2.23%	2.29%	1.86%	1.16%
Allowance for loan losses to non-performing loans	237.04%	110.29%	97.43%	77.72%	76.33%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2012. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable under the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

          The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the consolidated statements of income in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management's judgment it is "more likely than not" that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Corporation's ability to benefit from the asset in the future.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2012 continued to be challenging for many financial institutions with continued high levels of problem assets, slowly recovering housing markets, lingering high unemployment, and slow uneven growth. ACNB continued to be profitable and well capitalized despite expenses elevated from the aftershocks of this unprecedented challenge to the United States economy. Lower provision for loan losses, which is still quite high by historic levels, and continued careful expense control resulted in increased net income to $8,886,000, or $1.49 per share, in 2012, compared to $8,502,000, or $1.43 per share, in 2011 and $8,419,000, or $1.42 per share, in 2010. Returns on average equity were 8.91%, 8.80% and 9.15% in 2012, 2011 and 2010, respectively.

        Because funding costs were near practical floors, they could not be decreased at the same rate of earning assets decreases, therefore the Corporation's net interest margin decreased to 3.56% in 2012, compared to 3.74% and 3.92% in 2011 and 2010, respectively. Net interest income was $34,344,000 in 2012, as compared to $34,370,000 in 2011 and $35,017,000 in 2010.

        Other income was $11,867,000, $11,737,000 and $12,172,000 in 2012, 2011 and 2010, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which increased by 0.2% in 2012 to $4,835,000, slowed by the effects of lower premium insurance and reduced commercial insurance volume due to economic contractions. In 2012, a $7,000 net gain was recognized on called investments compared to net gains of $1,000 in 2011 and $72,000 in 2010. Income from fiduciary activities totaled $1,224,000 for 2012, as compared to $1,396,000 for 2011 and $1,303,000 for 2010. Trust fiduciary income decreased from lost accounts under administration and lower estate settlement fees. Service charges on deposit accounts increased less than 1% to $2,433,000 for 2012, and revenue from ATM and debit card transactions increased 4% to $1,291,000 due to higher volume.

        Other expenses increased to $30,331,000, or by 1%, in 2012, as compared to $30,016,000 in 2011. Other expenses totaled $30,303,000 in 2010. The largest component of other expenses is salaries and employee benefits, which increased 8% to $18,553,000 in 2012 compared to $17,138,000 in 2011, due to higher employee retirement expenses, merit increases, and increased cost of benefits. Compared to 2011, occupancy expense decreased 4% in 2012 due to less specific repairs, and equipment expense decreased 3% from fewer equipment purchases in 2012. Professional services expenses decreased 9% due to less problem loan-related legal expense in 2012. Marketing and corporate relations expense decreased by 22% due to the use of more internal production resources. FDIC and regulatory expenses decreased by 18%, still a significantly higher expense since 2009 as the result of a requirement of all FDIC-insured banks to restore the Deposit Insurance Fund due to the cost of protecting depositors' accounts at failed banks during the severe recession. In 2012, foreclosed real estate expenses benefited from recoveries of previous charge-offs and charge-downs. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2012			2011			2010
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$701,243	$33,990	4.85%	$674,897	$34,493	5.11%	$663,642	$36,043	5.43%

Taxable securities	178,783	4,876	2.73%	184,642	6,006	3.25%	176,758	7,181	4.06%
Tax-exempt securities	45,952	1,457	3.17%	33,681	1,252	3.72%	34,470	1,308	3.79%

Total Securities	224,735	6,333	2.82%	218,323	7,258	3.32%	211,228	8,489	4.02%
Other	37,907	116	0.31%	26,826	81	0.30%	17,902	108	0.60%

Total Interest Earning Assets	963,885	40,439	4.20%	920,046	41,832	4.55%	892,772	44,640	5.00%

Cash and due from banks	13,197			13,556			14,721
Premises and equipment	14,302			13,898			14,324
Other assets	62,345			62,301			71,180
Allowance for loan losses	(15,761)			(15,369)			(14,068)

Total Assets	$1,037,968			$994,432			$978,929

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$165,569	$139	0.08%	$138,242	$115	0.08%	$128,835	$125	0.10%
Savings deposits	243,050	280	0.12%	230,221	354	0.15%	214,812	445	0.21%
Time deposits	282,568	3,022	1.07%	292,381	3,988	1.36%	304,891	5,653	1.85%

Total Interest Bearing Deposits	691,187	3,441	0.50%	660,844	4,457	0.67%	648,538	6,223	0.96%
Short-term borrowings	48,300	76	0.16%	43,124	91	0.21%	42,849	119	0.28%
Long-term borrowings	74,942	2,578	3.44%	76,776	2,914	3.80%	85,385	3,281	3.84%

Total Interest Bearing Liabilities	814,429	6,095	0.75%	780,744	7,462	0.96%	776,772	9,623	1.24%

Non-interest bearing demand deposits	116,507			109,070			98,862
Other liabilities	7,255			8,005			11,321
Stockholders' equity	99,777			96,613			91,974

Total Liabilities and Stockholders' Equity	$1,037,968			$994,432			$978,929

NET INTEREST INCOME		$34,344			$34,370			$35,017

INTEREST RATE SPREAD			3.45%			3.59%			3.76%

NET INTEREST MARGIN			3.56%			3.74%			3.92%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees of $6,000, $48,000 and $52,000 as of December 31, 2012, 2011 and 2010, respectively, are included in interest income. Yields on tax-exempt securities are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2012, 2011 and 2010. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $34,344,000 in 2012, as compared to $34,370,000 in 2011 and $35,017,000 in 2010. During 2012, net interest income decreased as a result of lower interest income exceeding lower funding cost due to the inability to lower deposit rates further after several years of continued record low rates. The decrease in net interest income in 2011 was also due to declines in earning assets exceeding the ability to decrease low deposit rates, as well as a non-recurring interest recovery recognized in 2010.

        The net interest margin during 2012 was 3.56% compared to 3.74% during 2011. The margin decreased due to continued decreasing earning asset yields that exceeded decreasing funding costs from lower rates on new or renewed time deposits and lower market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and has maintained it at 0% to 0.25% since that time. In addition, the Federal Reserve Bank has embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit; the result was a 0.21% decrease in funding costs in 2012. Overtaking the benefit of a lower cost of funds in 2012, however, was earning asset yield decreasing 0.35% from declines in the investment portfolio as new purchases were at lower rates, as well as declines in the loan portfolio from new originations at lower market rates and existing adjustable-rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields in 2011 were in addition to additional interest earned in 2010 of $605,000 on the full payoff of a loan that was in nonaccrual status in prior years. This one-time recovery increased earning asset yield and net interest margin by seven basis points (.07%) for the year ended December 31, 2010. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and the investment securities portfolio will most likely continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $963,885,000 in 2012, an increase of 5% from the balance of $920,046,000 in 2011, which was an increase from $892,772,000 in 2010. Loan growth represented the largest increase in average assets in 2012 and 2011, along with smaller increases in the investment portfolio and interest bearing deposits in those years. Loan growth in 2010 was partially offset by decreases in the investment portfolio. Average interest bearing liabilities were $814,429,000 in 2012, up from $780,774,000 in 2011 and from $776,772,000 in 2010. Average non-interest bearing demand deposits increased 7% in 2012, continuing the trend upward for 2011 and 2010. This increase was attributed to new relationships and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 5%, while borrowings increased by 3% due to increases in local commercial repurchase accounts, which are similar to interest bearing deposits. Lower-cost transaction and savings deposits grew while time deposits decreased in 2012, continuing a trend started in 2008. This trend is attributed to depositors favoring liquidity in a generally low rate environment.

        The rate/volume analysis detailed in Table 2 shows that the decrease in net interest income in 2012 was due to earning asset rate decreases exceeding funding cost rate decreases. Earning asset yields declined due to new purchases at lower rates in the investment portfolio and declines in the loan portfolio from existing adjustable rate loans resetting at lower rates and new lower-rate originations replacing loan amortizations at higher rates. In 2012, the decrease in interest income was 2% higher than the decrease in interest expense. Interest expense decreased due to less time deposit and borrowed fund volume and rate decreases in all interest bearing liability categories.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2012 versus 2011			2011 versus 2010
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$1,317	$(1,820)	$(503)	$603	$(2,153)	$(1,550)
Taxable securities	(186)	(944)	(1,130)	309	(1,484)	(1,175)
Tax-exempt securities	408	(203)	205	(30)	(26)	(56)

Total Securities	222	(1,147)	(925)	279	(1,510)	(1,231)
Other	34	1	35	40	(67)	(27)

Total	$1,573	$(2,966)	$(1,393)	$922	$(3,730)	$(2,808)

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$23	$1	$24	$9	$(19)	$(10)
Savings deposits	19	(93)	(74)	30	(121)	(91)
Time deposits	(130)	(836)	(966)	(224)	(1,441)	(1,665)
Short-term borrowings	10	(25)	(15)	1	(29)	(28)
Long-term borrowings	(68)	(268)	(336)	(327)	(40)	(367)

Total	(146)	(1,221)	(1,367)	(511)	(1,650)	(2,161)

Change in Net Interest Income	$1,719	$(1,745)	$(26)	$1,433	$(2,080)	$(647)

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $4,675,000 in 2012, as compared to $5,435,000 in 2011 and $6,410,000 in 2010. ACNB adjusts the provision for loan losses periodically as necessary to reflect current conditions in the loan portfolio and to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis.

Other Income

        Other income was $11,867,000 for the year ended December 31, 2012, a $130,000, or 1%, increase from 2011. The largest source of other income is commissions from insurance sales from RIG, which increased less than 1% to $4,835,000. The increase was despite lost customers in the economic downturn and a soft (low premium) market and was due in part to concentrating on maintaining stable sectors. "Contingent" commissions were consistent year over year; the "contingent" or extra commission payments from insurance carriers are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line and contingent commissions are not predictable.

        In 2012, investment gains on called securities of $7,000 were recognized compared to similar type gains of $1,000 in 2011, compared with $72,000 gains of sales in 2010. The higher gains in 2010 were to adjust the interest rate and credit risk composition of the portfolio by selling selected municipal securities; no sales were made in 2012 or 2011.

        Income from fiduciary activities, which includes fees from both institutional and personal trust and asset management services and estate settlement services, totaled $1,224,000 for the year ended December 31, 2012, as compared to $1,396,000 for 2011 and $1,303,000 for 2010. At December 31, 2012, ACNB had total assets under administration of approximately $141,000,000, compared to $135,000,000 at the end of 2011 and $152,000,000 at the end of 2010. The variations in income were in part the result of higher estate settlement income in 2011 which varies with specific activity.

        Service charges on deposit accounts increased less than 1% to $2,433,000 on varying customer actions. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 4% to $1,291,000 due to higher volume. The increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified. Fee income from sold mortgages increased by $38,000, or 15%, due to higher sold mortgage volume.

Impairment Testing

        RIG has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business, and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. As noted above, commissions from insurance sales were up in 2012, although RIG's stand alone net income decreased in 2012 compared to 2011 because of startup costs of a new business line and earned incentive payments. The testing for potential impairment involves methods that include both current and projected income amounts, and the fair value remained above the carrying value as of the annual impairment test date.

        The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at October 1, 2012. However, future declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. A liability incurred at December 31, 2011, for contingent consideration owed on previous purchases of additional insurance books of business, did not unfavorably impact the fair value of RIG. The liability for further contingent consideration incurred was $338,000 compared to a maximum aggregate liability of $1,800,000 on two purchases that had a contingent consideration measurement date at December 31, 2011. The actual liability was lower than the potential maximum aggregate liability due to the uncertainties in retaining books of business in the current economic cycle. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

        During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable in the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process, in order to incorporate the results in the annual consolidated financial statements.

Other Expenses

        Other expenses increased 1% to $30,331,000 for the year ended December 31, 2012. The largest component of other expenses is salaries and employee benefits, which increased 8% to $18,553,000 compared to $17,138,000 in 2011. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  increased defined benefit pension expense due to prior year plan investment performance and continued historic low discount rates that increase the liabilities for future obligations;

  •
  higher benefit plan costs, including medical insurance;

  •
  higher production-based commissions and incentives;

  •
  increases from 401(k) plan benefits and other non qualified retirement plans; and,

  •
  normal merit increases to employees and payroll taxes.

        Salaries and employee benefits decreased $180,000 or 1% from 2010 to 2011. The decreased expense was due primarily to a significantly lower defined benefit pension expense in 2011 from a better return on plan assets in 2010.

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension Plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the Plan and no inactive or former plan participant shall be eligible to again participate in the Plan. The Corporation's overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, Plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date; which in recent years has experienced low discount rates and fair value volatility. The expense will be stable in 2013 despite the historically low rates at the latest measurement date due to better Plan return in 2012. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the Plan. The ACNB Plan has maintained a well-funded status.

        Net occupancy expense was $1,952,000 in 2012, $2,043,000 in 2011, and $2,197,000 in 2010. Equipment expense totaled $2,537,000 during 2012, as compared to $2,620,000 during 2011 and $2,499,000 during 2010. Occupancy was lower in 2012 due to a mild winter and better preventative maintenance; equipment expenses decreased in 2012 due to less small ticket purchases that are expensed. Even with the decrease in 2012, equipment expenses are subject to ever increasing technology demands and the need for systems upgrades and reliability in a digital age. The majority of the expense increase in 2011 from 2010 was a result of various technology upgrades.

        Professional services expense totaled $825,000 for 2012, as compared to $911,000 for 2011 and $1,116,000 for 2010. Increased expense in prior years included more legal expense associated with problem loans and a series of strategic initiatives that included converting the subsidiary Bank to a state charter, listing ACNB Corporation on The NASDAQ Stock Market, and work on the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. Other tax expenses increased 4% in 2012 compared to 2011 due to an increased capital base at the Bank. Supplies and postage expenses decreased in 2012 compared to the two prior years due to customers' increased use of electronic transaction channels.

        Marketing expenses decreased 22% during 2012 due to more use of internal production resources and higher expenses in 2011 related to a new retail banking office. In 2011, marketing expenses were 4% higher than in 2010 due to promoting the new office.

        FDIC and regulatory expense for 2012 was $843,000, a decrease of $183,000 from $1,026,000 in 2011. FDIC and regulatory expense in 2010 was $1,434,000. Part of the decrease was due to the subsidiary Bank's conversion to a state charter which resulted in continued rigorous state and federal examination processes, but at a lower cost. Despite the decrease in 2011 and 2010, FDIC expense for all years presented was much higher than periods before the severe financial crisis. The much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors' accounts at failed banks during this recession. At the end of the third quarter of 2009, the FDIC announced a plan in which most banks prepaid 3.25 years of regular quarterly premiums at year-end 2009, as opposed to a special assessment similar to which was levied in the second quarter of 2009. The prepaid assessment did not immediately affect Bank earnings. Each institution recorded its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. At December 31, 2009, and each quarter thereafter, each institution records an expense for its regular quarterly assessment and an offsetting credit to the prepaid expense until the asset is exhausted or refunded. Once the asset is exhausted or refunded, the institution will record an accrued expense payable each quarter for the assessment payment, which is paid in arrears to the FDIC at the end of the following quarter. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the depository institution. The FDIC also has adopted a uniform three basis point increase in assessment rates effective January 1, 2011.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $(119,000), $725,000 and $292,000 for years ended December 31, 2012, 2011 and 2010, respectively. The net recovery in 2012 was on two properties that sold for more than their previously written down values. Some properties suffered decreases in value after acquisition (requiring write-downs to fair value) during prolonged marketing cycles for these distressed properties. Values are written down based off of updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. Otherwise, the historically high costs consisted of these write downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral; and such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes and deferred maintenance required upon acquisition.

        Other operating expenses increased 9% in 2012 as a result of upgrades in electronic delivery and data channels, expenses from the Bank's legal responsibility to reimburse customers in electronic transactions disputes (in most cases where another party is at fault), and corporate governance expenditures. Other operating expenses increased 5% in 2011 from 2010 mainly as a result of corporate governance, communications and loan promotion expenditures.

Provision for Income Taxes

        ACNB recognized income taxes of $2,319,000, or 20.7% of pretax income, during 2012, as compared to $2,154,000, or 20.2%, during 2011 and $2,057,000, or 19.6%, during 2010. The variances from the federal statutory rate are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits).

        The increasing effective tax rate during 2012 and 2011 compared to 2010 was a result of increasing pretax income in relationship to stable tax-exempt income. Pretax income increased in 2012 and 2011 due to revenue and expense elements described above.

        At December 31, 2012, net deferred tax assets amounted to $1,786,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings and capital gains will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2012.

FINANCIAL CONDITION

        Average earning assets increased in 2012 to $963,885,000, or by 5%, from $920,046,000 in 2011 following $892,772,000 in 2010. ACNB's investment portfolio increased in 2012 on average, however more funds were allocated into liquid and relatively higher paying short term investment of Federal Reserve Bank balances which was more appropriate for the mix of deposit growth. Investments had increased in 2011 from deposit growth and decreased in 2010 as a result of the planned objective to fund in-market loans and reduce average borrowings. Loans increased 4% and 2% on average in 2012 and 2011, respectively. Growth in loans was funded by increased customer deposits. Average deposits increased in 2012 to $807,694,000 from $769,914,000 in 2011 and $747,400,000 in 2010. Average borrowings increased in 2012 to $123,242,000 from $119,900,000 in 2011 and were $128,234,000 in 2010. Fluctuations in borrowings are mainly in local customer repurchase accounts, akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The decrease in the securities portfolio in 2012 was mainly to deploy growth in deposits into a more suitable allocation to Federal Reserve balances that combined the desired combination of yield, liquidity and manageable interest rate risk sensitivity. Investing into investment security portfolio assets was made more challenging due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by their open market purchases, the yields are maintained at a lower level than would otherwise be the case. The increase in the securities portfolio during 2011 was the preferred asset allocation for deposit growth in that year. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2012, the securities balance included a net unrealized gain on available for sale securities of $5,614,000, net of taxes, on amortized cost of $157,288,000 versus a net unrealized gain of $5,996,000, net of taxes, on amortized cost of $200,144,000 at December 31, 2011. The decrease in fair value of available for sale securities during 2012 was a result of a lower amount of investments in the available for sale portfolio and changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and separate concerns about European sovereign debt offset the bonds markets concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve, however fair values were volatile on any given day in 2012. The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments. The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on securities' relationship to other benchmark quoted prices. The Corporation uses reliable service providers to provide matrix pricing. Please refer to Note C—"Securities" in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L—"Fair Value Measurements" in the Notes to Consolidated Financial Statements for more information about fair value.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2012	2011	2010
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$24,241	$40,169	$28,260
Mortgage-backed securities	80,583	107,527	114,359
State and municipal	51,804	46,317	34,676
Corporate bonds	7,286	13,379	11,659
CRA mutual fund	1,096	1,081	1,030
Stock in other banks	780	754	746

	165,790	209,227	190,730

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	30,115	10,032	10,044
Mortgage-backed securities	20,044	—	—

	50,159	10,032	10,044

TOTAL	$215,949	$219,259	$200,774

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2012. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$—	—%	$36,339	2.96%	$17,001	1.64%	$—	—%	$53,340	2.54%
Mortgage-backed securities	—	—	—	—	41,408	4.09	54,452	3.35	95,860	3.67
State and municipal	300	1.00	7,527	3.60	37,710	3.35	4,031	3.96	49,568	3.42
Corporate bonds	1,001	4.38	6,007	3.04	—	—	—	—	7,008	3.23
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	627	—	627	—

	$1,301	3.60%	$49,873	3.06%	$96,119	3.36%	$60,154	3.29%	$207,447	3.27%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Year over year, loans outstanding increased by $13,668,000, or 2.0%, in 2012, as compared to 4.4% growth experienced in 2011, both years demonstrating the determined efforts to lend to creditworthy borrowers subject to our disciplined standards despite the continued difficult economic conditions. The lower increase in 2012 was caused by $10,000,000 in local government loans paying off with proceeds from that unit issuing municipal bonds. Within the portfolio, the higher growth was centered in increased commercial purpose loans (both real estate secured and non-real estate secured) and in local market residential mortgages, in part offset by continued declines in commercial construction loans. Not including the $10,000,000 loan that paid off, the commercial purpose segments increased

$9,900,000 or 3%, during 2012; spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which include smaller commercial purpose loans secured by the owner's home, increased by $18,200,000 or 5%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $18,200,000 increase, $3,500,000 was residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market continues to be weak and property values further deteriorate. Real estate construction loans continued to decline in 2012, down $3,600,000 or 16%, as a result of the weak demand in the residential real estate market and because of stricter underwriting on this type due to the category's credit attributes.

        The commercial loan increase was higher in 2011 compared to 2010 as the result of more concentrated efforts by a larger lending staff despite reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$49,004	$56,145	$52,676	$45,947	$59,861
Real estate:
Commercial	243,019	236,017	225,950	209,054	173,926
Construction	19,154	22,757	26,635	37,966	48,958
Residential	381,966	363,798	345,854	337,342	341,916
Consumer	14,993	15,751	14,176	14,378	13,062

Total Loans	$708,136	$694,468	$665,291	$644,687	$637,723

        The repricing range of the loan portfolio at December 31, 2012 and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$12,395	$27,320	$9,289	$49,004
Real estate:
Commercial	106,721	102,774	33,524	243,019
Construction	6,527	11,656	971	19,154
Residential	81,276	76,080	224,610	381,966

Total	$206,919	$217,830	$268,394	$693,143

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$7,586	$22,278	$19,140	$49,004
Real estate:
Commercial	30,022	97,558	115,439	243,019
Construction	4,975	10,739	3,440	19,154
Residential	53,056	86,251	242,659	381,966

Total	$95,639	$216,826	$380,678	$693,143

Loans with a fixed interest rate	$25,680	$42,507	$253,622	$321,809
Loans with a variable interest rate	69,959	174,319	127,056	371,334

Total	$95,639	$216,826	$380,678	$693,143

        Most of the Corporation's lending activities are with customers located within the southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $100,100,000, or 14% of total loans, at December 31, 2012. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and recreational facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold subprime mortgages in its loan portfolio.

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

        Although materially elevated from several years back, the unemployment rate in ACNB's market area remained below the state and national average during 2012. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2012, continued contraction in new residential real estate development/construction and general lower economic activity lingered from the recent major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

        Non-performing assets include nonaccrual loans and restructured loans (troubled debt restructures or TDRs), accruing loans past due 90 days or more, and other foreclosed assets. The accrual of interest on residential mortgage and commercial loans (consisting of commercial and industrial, commercial real estate, and commercial real estate construction loan classes) is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer loans (consisting of home equity lines of credit and consumer loan classes) are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as a TDR if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted to a borrower, for economic or legal reasons related to the borrower's financial difficulties.

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2012	2011	2010	2009	2008
Nonaccrual loans, including TDRs	$6,327	$12,846	$14,657	$13,308	$7,723
Accruing loans 90 days past due	771	1,191	997	2,107	1,963

Total Non-Performing Loans	7,098	14,037	15,654	15,415	9,686

Foreclosed assets	4,247	4,437	7,859	6,046	625

Total Non-Performing Assets	$11,345	$18,474	$23,513	$21,461	$10,311

Total Accruing Troubled Debt Restructurings	$4,815	$—	$—	$—	$—

Ratios:
Non-performing loans to total loans	1.00%	2.02%	2.35%	2.39%	1.52%
Non-performing assets to total assets	1.08%	1.84%	2.43%	2.23%	1.06%
Allowance for loan losses to non-performing loans	237.04%	110.29%	97.43%	77.72%	76.33%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $543,000 in 2012, $652,000 in 2011, and $464,000 in 2010. The decrease in nonaccrual loans is discussed further below.

        Impaired loans at December 31, 2012 and 2011, totaled $11,142,000 and $12,846,000, respectively. At December 31, 2012 and 2011, $ 1,900,000 and $1,496,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $4,815,000 of the impaired loans were accruing troubled debt restructured loans. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $36,000 and $1,181,000, respectively. The decrease in impaired loans was mainly related to loan amounts that were charged off, were repaid by the borrowers, or were eliminated by the Corporation taking legal actions to repossess the collateral and then book the fair value of the collateral, less the cost to sell, as foreclosed assets held for resale. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $13,076,000 at December 31, 2012, compared to $10,807,000 at December 31, 2011.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $4,247,000 at December 31, 2012, and included land associated with a local economic development project loan with a recorded fair value of $837,000. Nine other unrelated commercial use or construction real estate properties were brought into foreclosed real estate in 2010, 2011 or 2012 with an aggregate fair value of $2,876,000. In addition, the fair value of $534,000 for foreclosed real estate at December 31, 2012, represented five residential real estate single homes, one of which were taken into foreclosed real estate in 2010, the remainder in 2012. All properties are being actively marketed to targeted buyers by external and internal resources. The total of $4,437,000 at December 31, 2011, represented the economic development project, five commercial real estate, and 11 single home loans.

Allowance for Loan Losses

        ACNB maintains the allowance for loan losses at a level believed to be adequate by management to absorb potential losses in the loan portfolio, and it is funded through a provision for loan losses charged to earnings. On a quarterly basis, ACNB utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan losses, historical experience, and qualitative factors. This methodology results in an allowance that is considered appropriate in light of the high degree of judgment required and that is prudent and conservative, but not excessive.

        Management assigns internal risk ratings for each commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management identifies impaired loans with uncertain collectibility of principal and interest, it evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management's analysis considers:

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio and a Corporation specific and industry-wide hesitancy to prematurely release reserves at this time as the Corporation feels that additional losses are probable. The Corporation has determined that the amount of provision in 2012 and the resulting allowance at December 31, 2012 are appropriate given the continuing level of risk in the loan portfolio. Management believes the unallocated allowance is appropriate as the total amount of impaired loans, although down from 2011, are still elevated; low risk government loans totaling $10,000,000 were paid off in 2012; and the growth in the loan portfolio is centered around commercial purpose and smaller commercial purpose type loans. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believed there was a strong possibility that these loans represented probable losses at December 31, 2012.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for 2012 was $760,000 less than the provision for 2011. The provision for 2011 was $975,000 less than the provision for 2010. Management believes that the decreases in the provision reflect the modest improvements in the overall quality of the loan portfolio during the years.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2012	2011	2010	2009	2008
Beginning balance	$15,482	$15,252	$11,981	$7,393	$5,848
Provision for loan losses	4,675	5,435	6,410	4,750	5,570
Loans charged-off:
Commercial, financial and agricultural	2,180	1,861	204	221	1,169
Real estate	955	2,550	2,049	64	2,815
Consumer	622	832	928	63	68

Total Loans Charged-Off	3,757	5,243	3,181	348	4,052

Recoveries:
Commercial, financial and agricultural	22	34	2	172	7
Real Estate	399	—	—	—	—
Consumer	4	4	40	14	20

Total Recoveries	425	38	42	186	27

Net charge-offs	3,332	5,205	3,139	162	4,025

Ending balance	$16,825	$15,482	$15,252	$11,981	$7,393

Ratios:
Net charge-offs to average loans	0.48%	0.77%	0.47%	0.03%	0.68%
Allowance for loan losses to total loans	2.38%	2.23%	2.29%	1.86%	1.16%

Table 9—Allocation of the Allowance for Loan Losses

	2012		2011		2010		2009		2008
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$1,507	6.9%	$2,582	8.1%	$2,074	7.9%	$1,539	7.1%	$1,383	9.4%
Real estate:
Commercial	6,576	34.4	6,007	34.0	6,346	34.0	4,250	28.1	2,034	27.3
Construction	518	2.7	548	3.3	1,154	4.0	3,086	5.9	1,970	7.7
Residential	3,721	53.9	3,624	52.4	3,108	44.6	1,693	56.7	1,051	53.6
Consumer	1,150	2.1	926	2.3	861	9.5	403	2.2	325	2.0
Unallocated	3,353	N/A	1,795	N/A	1,709	N/A	1,010	N/A	630	N/A

Total	$16,825	100.0%	$15,482	100.0%	$15,252	100.0%	$11,981	100.0%	$7,393	100.0%

        The allowance for loan losses at December 31, 2012, was $16,825,000, or 2.38% of loans, as compared to $15,482,000, or 2.23% of loans, at December 31, 2011. The ratio of non-performing loans plus foreclosed assets to total assets was 1.08% at December 31, 2012, as compared to 1.84% at December 31, 2011.

        Loans past due 90 days and still accruing were $771,000 and nonaccrual loans were $6,327,000 as of December 31, 2012. Loans past due 90 days and still accruing were $1,191,000 at December 31, 2011, while nonaccruals were $12,846,000.

        Additional information on nonaccrual loans at December 31, 2012 and 2011, follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2012
Residential real estate developments	2	$854	$—	$389	In market	2006–2010
Owner occupied commercial real estate	12	3,137	7	83	In market	1995–2010
Investment/rental commercial real estate	6	1,995	—	606	In market	2003–2011
Commercial and industrial	3	341	29	1,954	In market	2006–2010

Total	23	$6,327	$36	$3,032

December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006–2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995–2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003–2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006–2008

Total	24	$12,846	$1,181	$4,301

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2011 for purposes listed in the classification in the table above.

        The Corporation has two unrelated impaired loans totaling $854,000 to finance residential real estate development projects in the Corporation's primary trading area of southcentral Pennsylvania, both of which were in nonaccrual of interest status. The loans have standard terms and conditions including repayment from the sales of the respective properties, and no interest reserves. Both loans were originated during the first half of 2006. In the previous year, one loan, originally $6,000,000, matured with the inability of the borrower to fund necessary infrastructure improvements. The Corporation charged down the loan by $2.5 million in 2008 and entered into a forbearance agreement on which the borrower performed until 2010 and then filed bankruptcy. ACNB further wrote down the loan by $1,000,000 in 2010 and $804,000 in 2011 reflecting alternative uses for the property and updated observed declines in fair value, respectively. The various real estate collateral on this loan was protected by a fair value bid at sheriff sale in 2012 after the properties were reappraised, resulting in a $381,000 net charge off. During 2012 the properties were written down to fair value less cost to sell and carried as foreclosed assets held for sale; subsequently one property was sold while three parcels remain unsold. On the other larger residential real estate loan, foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged-down by $274,000 in the first quarter of 2011 due to declines in fair value and subsequently additional paydowns were made by the borrower from sales of collateral in 2011. Because of the 2011 write-downs and subsequent principal repayment, there was no specific valuation allowance on these two unrelated loans at December 31, 2012. Two smaller residential real estate development loans totaled $388,000 when added in 2010; one was settled with a charge down of $77,000 and subsequently sold without further loss, the other loan was reduced by collateral sales to $94,000, which is supported by the remaining collateral's current fair value. The respective allowances and write-downs were derived by estimating the cash flow from the sale of the property given the respective stage of completion and/or the zoning without required infrastructure.

        Owner occupied commercial real estate includes 12 unrelated loan relationships, all of which have balances less than $700,000 each, in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. These loans were originated between 1995 and 2010. Previously, the largest loan in this category had a balance of $3,508,000 at December 31, 2011, after a partial charge-off of $598,000 in the first quarter of 2011 due to uncertainty of when further legal collection could proceed. During 2012, this loan was settled with a $250,000 recovery of the 2011 charge-off. The remaining smaller loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. One loan with a balance of $237,000 had a charge off of $39,000 and a specific allocation of $7,000 in 2012 based on a current appraisal less estimated cost to sell.

        Investment/rental commercial real estate includes six unrelated loan relationships totaling less than $850,000 each in outstanding balance, in which the real estate is collateral, and are used for speculation, rental, or other non-owner occupied uses. These loans were originated between 2003 and 2011. These loans were each affected by the lack of borrower cash flow to continue to service the debt and in some cases by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. Total charge-offs on investment/rental commercial real estate were $606,000 in 2012.

        Included in impaired commercial and industrial loans is a fully-disbursed line of credit originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania totaling $187,000 with no specific valuation allowance at December 31, 2012, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. Subsequently, in the third quarter 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower. This loan, with standard terms and conditions including repayment from conversion of trade assets continues in default and in nonaccrual status. A second credit to an unrelated borrower was added in the third quarter of 2011 in the amount of $3,100,000 with a confirmed loss of $1,135,000, which was charged off in the fourth quarter of 2011. This 2006 participation loan was to a company in the building supplies industry that was negatively impacted by the downturn in housing and the more recent loss of a major distributorship. In the first quarter of 2012, the lead bank for this participation loan reported that the remaining accounts receivable that secured this loan were deemed worthless and ACNB charged off the entire remaining $1,954,000. The remaining smaller loans in this category are business loans impacted by the general economic downturn. The specific allocation of $29,000 at December 31, 2012, was derived by analyzing the latest borrower provided accounts receivable data, which was the collateral on the loan. One loan with an outstanding balance of $146,000 has an 80% government guarantee.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this management discussion and analysis create the recent loss history experience and in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2012 compared to 2011 and 2010 was a result of the measurement of the adequacy of the allowance for loan losses at each period. Reasons that the 2011 provision was higher than 2012 include charge-offs and changes in allocations for specific loans. Reasons that 2011 was lower than 2010 included the charge-off of loans with specific allocations provided for in the prior year and favorable changes in the mix and credit classifications on other loans.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $4,247,000 at December 31, 2012, compared to $4,437,000 at December 31, 2011. The decrease was mainly due to 11 properties that were disposed of in 2012. The largest property unsold at December 31, 2012, was an economic development property acquired in 2010 that had a sales contract expire at year-end 2012. Eight additional properties were added in 2012 and remain unsold at December 31, 2012, with an aggregate fair value of $1,442,000; six of these properties total $1,178,000 in combined fair value of properties obtained from two unrelated borrowers. The largest additions in 2011 remaining unsold were two unrelated local commercial real estate properties with combined fair values of $1,302,000 that are being marketed to the appropriate industries. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2013; however, the total amount and timing is currently not certain.

Other Assets

        Other assets decreased $1,322,000, or 8%, in 2012 compared to 2011, primarily because of the decrease in accrued interest receivable and a variety of other smaller accounts.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 5%, or $37,780,000, during 2012, as compared to 3% during 2011. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. The 2012 deposit growth mix experienced a continued shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets would improve, funds could leave the Corporation or be priced higher to maintain.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2012, are summarized as follows:

In thousands
Three months or less	$21,823
Over three through six months	14,568
Over six through twelve months	28,062
Over twelve months	16,236

Total	$80,689

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase. As of December 31, 2012, short-term borrowings were $47,303,000, an increase of $1,341,000, or 3%, from the December 31, 2011, balance of $45,962,000. Agreements to repurchase accounts are with the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2011, repurchase agreement balances were up due to normal fluctuations in the business activities of ACNB's commercial customer base and low competing rates in similar products. At December 31, 2012, there were no short-term FHLB borrowings, due to sufficient deposit funding. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, they include a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $59,954,000 at December 31, 2012, versus $71,191,000 at December 31, 2011. The Corporation decreased long-term borrowings by paying off maturing FHLB advances from increased core deposits.

In thousands	2012	2011	2010
Amounts outstanding at end of year:
Securities sold under repurchase agreements	$47,303	$45,962	$37,263
Treasury tax and loan note	—	—	1,823

Total	$47,303	$45,962	$39,086

Dollars in thousands	2012	2011	2010
Average interest rate at year-end	0.14%	0.20%	0.23%
Maximum amount outstanding at any month-end	$58,343	$56,238	$52,577
Average amount outstanding	$48,300	$43,124	$42,849
Weighted average interest rate	0.16%	0.21%	0.28%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its "well capitalized" position. Total stockholders' equity was $101,264,000 at December 31, 2012, compared to $97,474,000 at December 31, 2011. Stockholders' equity increased during 2012 partially due to earnings retained in capital during 2012 and offset by a decrease in accumulated other comprehensive income (loss) resulting from the change in fair value of the assets in the available for sale investment portfolio and amounts associated with the pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2012, ACNB retained $4,362,000, or 49%, of its net income, as compared to $3,990,000, or 47%, in 2011 and $3,913,000, or 46%, in 2010.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2012, 37,025 shares were issued under this plan with proceeds in the amount of $552,000. Proceeds will be used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2012 and 2011, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no conditions or events since the notification that management believes have changed the banking subsidiary's category.

        On June 12, 2012, regulatory agencies, including the FDIC, the primary federal regulator of ACNB's banking subsidiary, jointly issued requests for comments on a notice of proposed rulemaking (NPR) that would revise and replace current capital rules. The proposals, generally called Basel III NPR, would add an additional set of capital ratios, raise the ratio requirements on another set, and introduce the concept of capital buffers that could limit capital distributions or payment of certain discretionary bonuses. In addition, the NPR would change certain components of the numerators and denominators of the capital ratios. ACNB currently exceeds the capital ratios specified in the NPR and all equity currently is common stock, which is favored in the NPR. However, the changes in the denominators and numerators, in regards to residential mortgage loan weightings and the fair value of available for sale securities in particular, are deemed by ACNB to add unnecessarily to complexity, increase ratio volatility, and negatively affect net interest income. The comment period ended in October 2012 and provisions of the new rules could have begun as early as January 2013, although a multi-year phase-in is included in the NPR. Implementation of the NPR was deferred by U.S. Regulators in November 2012.

        While uncertainty exists in the final form of the U.S. rules implementing the Basel III framework, based on preliminary assessments of the proposed framework, ACNB believes the Corporation and its banking subsidiary will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis. ACNB will continue to review the final rules if and when promulgated, as well as will continue to analyze the impact of such rules on ACNB's capital, operations, and resources.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2012	2011	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.14%	8.24%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.80%	12.07%	6.00%
Total risk-based capital ratio	14.07%	13.32%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2012, ACNB could borrow approximately $384,300,000 from the FHLB of which $326,300,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $230,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreement to customers of ACNB's banking subsidiary totaling $47,303,000 and $45,962,000 at December 31, 2012 and 2011, respectively.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiary. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank. For a discussion of ACNB's dividend restrictions, please refer to Item 1—"Business" and Note J—"Regulatory Restrictions on Dividends" in the Notes to Consolidated Financial Statements.

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2012:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$209,937	$55,633	$6,138	$—	$271,708
Short term borrowings	47,303	—	—	—	47,303
Long-term debt	14,251	29,546	13,610	2,547	59,954
Operating leases	409	728	378	472	1,987
Payments under nonqualified benefit plans	133	200	169	6,680	7,182

Total	$272,033	$86,107	$20,295	$9,699	$388,134

        In addition, the Corporation, in the conduct of business operations, routinely enters into contracts for services and equipment. These contracts may require payment to be provided in the future, and may also contain penalty clauses for early termination of the contracts. Major expenditures are controlled by various approval authorities. Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of the Corporation.

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2012, the Corporation had unfunded outstanding commitments to extend credit of $145,421,000 and outstanding standby letters of credit of $4,772,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        See Note A—"Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2012, indicate that the Corporation would expect net interest income to increase over the next twelve months by 2.07% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 8.06% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. A decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2012, exhibited similar sensitivity in a declining rate environment reflecting an interest rate environment in which larger rate declines could be accommodated.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2012, indicate that the net present value would increase 2.03% assuming an upward shift in market interest rates of 3.00% and increase 2.93% if rates shifted 1.00% in the same manner.

December 31, 2012		December 31, 2012
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(8.06)%	(300)	(7.79)%
(100)	(2.82)%	(100)	(2.56)%
—	—	—	—
100	0.81%	100	2.93%
300	2.07%	300	2.03%

December 31, 2011		December 31, 2011
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(7.48)%	(300)	(14.98)%
(100)	(2.32)%	(100)	(8.53)%
—	—	—	—
100	0.65%	100	3.67%
300	1.90%	300	3.45%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013, expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 15, 2013

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2012	2011
ASSETS
Cash and due from banks	$19,078	$14,423
Interest bearing deposits with banks	32,307	8,200

Cash and Cash Equivalents	51,385	22,623
Securities available for sale	165,790	209,227
Securities held to maturity, fair value $50,980; $10,680	50,159	10,032
Loans held for sale	6,687	337
Loans, net of allowance for loan losses $16,825; $15,482	691,311	678,986
Premises and equipment	15,131	14,483
Restricted investment in bank stocks	5,318	7,146
Investment in bank-owned life insurance	31,122	28,411
Investments in low-income housing partnerships	5,440	3,774
Goodwill	6,308	6,308
Intangible assets	2,409	3,049
Foreclosed assets held for resale	4,247	4,437
Other assets	14,688	16,010

Total Assets	$1,049,995	$1,004,823

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$119,297	$112,247
Interest bearing	714,879	670,548

Total Deposits	834,176	782,795
Short-term borrowings	47,303	45,962
Long-term borrowings	59,954	71,191
Other liabilities	7,298	7,401

Total Liabilities	948,731	907,349

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,027,968 and 6,008,409 shares issued; 5,965,368 and 5,945,809 shares outstanding	15,070	15,021
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	9,246	9,000
Retained earnings	77,888	73,526
Accumulated other comprehensive (loss) income	(212)	655

Total Stockholders' Equity	101,264	97,474

Total Liabilities and Stockholders' Equity	$1,049,995	$1,004,823

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2012	2011	2010
INTEREST INCOME
Loans, including fees	$33,990	$34,493	$36,043
Securities:
Taxable	4,876	6,006	7,181
Tax-exempt	1,457	1,252	1,308
Dividends	27	13	26
Other	89	68	82

Total Interest Income	40,439	41,832	44,640

INTEREST EXPENSE
Deposits	3,441	4,457	6,223
Short-term borrowings	76	91	119
Long-term borrowings	2,578	2,914	3,281

Total Interest Expense	6,095	7,462	9,623

Net Interest Income	34,344	34,370	35,017
PROVISION FOR LOAN LOSSES	4,675	5,435	6,410

Net Interest Income after Provision for Loan Losses	29,669	28,935	28,607

OTHER INCOME
Service charges on deposit accounts	2,433	2,418	2,415
Income from fiduciary activities	1,224	1,396	1,303
Earnings on investment in bank-owned life insurance	981	968	1,002
Gain on life insurance proceeds	63	—	78
Gains on sales/calls of securities	7	1	72
Service charges on ATM and debit card transactions	1,291	1,236	1,124
Commissions from insurance sales	4,835	4,824	4,949
Other	1,033	894	1,229

Total Other Income	11,867	11,737	12,172

OTHER EXPENSES
Salaries and employee benefits	18,553	17,138	17,318
Net occupancy	1,952	2,043	2,197
Equipment	2,537	2,620	2,499
Professional services	825	911	1,116
Other tax	833	803	791
Supplies and postage	634	640	717
Marketing	372	478	458
FDIC and regulatory	843	1,026	1,434
Intangible assets amortization	641	641	641
Foreclosed real estate (income) expenses	(119)	725	292
Other operating	3,260	2,991	2,840

Total Other Expenses	30,331	30,016	30,303

Income Before Income Taxes	11,205	10,656	10,476
PROVISION FOR INCOME TAXES	2,319	2,154	2,057

Net Income	$8,886	$8,502	$8,419

PER SHARE DATA
Basic earnings	$1.49	$1.43	$1.42

Cash dividends declared	$0.76	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2012	2011	2010
NET INCOME	$8,886	$8,502	$8,419

OTHER COMPREHENSIVE (LOSS) INCOME
SECURITIES
Unrealized (losses) gains arising during the period, net of income taxes of $(197), $1,067, and $(123), respectively	(377)	2,074	(235)
Reclassification adjustment for net gains included in net income, net of income taxes of $(2), $0, and $(24), respectively	(5)	(1)	(48)
PENSION
Change in plan assets and benefit obligations, net of income taxes of $(247), $(1,338), and $939, respectively	(485)	(2,600)	1,821

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(867)	(527)	1,538

TOTAL COMPREHENSIVE INCOME	$8,019	$7,975	$9,957

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2012, 2011 and 2010

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—January 1, 2010	$14,977	$(728)	$8,787	$65,623	$(356)	$88,303
Net income	—	—	—	8,419	—	8,419
Other comprehensive income, net of taxes	—	—	—	—	1,538	1,538
Cash dividends declared	—	—	—	(4,506)	—	(4,506)

BALANCE—December 31, 2010	14,977	(728)	8,787	69,536	1,182	93,754
Net income	—	—	—	8,502	—	8,502
Other comprehensive loss, net of taxes	—	—	—	—	(527)	(527)
Common stock shares issued (17,466 shares)	44	—	213	—	—	257
Cash dividends declared	—	—	—	(4,512)	—	(4,512)

BALANCE—December 31, 2011	15,021	(728)	9,000	73,526	655	97,474

Net income	—	—	—	8,886	—	8,886
Other comprehensive loss, net of taxes	—	—	—	—	(867)	(867)
Common stock shares issued (19,559 shares)	49	—	246	—	—	295
Cash dividends declared	—	—	—	(4,524)	—	(4,524)

BALANCE—December 31, 2012	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,886	$8,502	$8,419
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of loans and foreclosed real estate, net of write-downs on foreclosed real estate	(696)	38	(275)
Earnings on investment in bank-owned life insurance	(981)	(968)	(1,002)
Gain on sales/calls of securities	(7)	(1)	(72)
Gain on life insurance proceeds	(63)	—	(78)
Depreciation and amortization	2,041	2,218	2,342
Provision for loan losses	4,675	5,435	6,410
Net amortization of investment securities premiums	893	682	150
Decrease (increase) in interest receivable	329	(257)	241
Decrease in interest payable	(315)	(238)	(455)
Mortgage loans originated for sale	(32,316)	(15,414)	(38,877)
Proceeds from loans sold to others	26,262	18,403	36,394
Decrease (increase) in other assets	1,880	3,857	(5,872)
(Decrease) increase in other liabilities	(1,285)	(4,103)	1,583

Net Cash Provided by Operating Activities	9,303	18,154	8,908

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	2,399	—	—
Proceeds from maturities of investment securities available for sale	62,589	55,804	67,442
Proceeds from sales of investment securities available for sale	—	—	6,561
Purchase of investment securities available for sale	(19,676)	(71,830)	(55,356)
Purchase of investments held to maturity	(42,705)	—	—
Redemption of restricted investment in bank stocks	1,828	1,274	750
Net increase in loans	(19,521)	(37,672)	(26,620)
Investment in low-income housing project	(2,106)	—	—
Purchase of bank-owned life insurance	(1,940)	—	(250)
Insurance agency acquisitions, net of cash acquired	—	(336)	(31)
Proceeds from life insurance death benefits	273	—	295
Capital expenditures	(2,049)	(1,942)	(1,089)
Proceeds from sale of property and foreclosed real estate	3,111	6,416	928

Net Cash Used in Investing Activities	(17,797)	(48,286)	(7,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	7,050	8,783	9,635
Net increase in time certificates of deposits and interest bearing deposits	44,331	27,486	8,368
Net increase (decrease) in short-term borrowings	1,341	6,876	(16,205)
Proceeds from long-term borrowings	10,000	—	22,000
Repayments on long-term borrowings	(21,237)	(10,308)	(20,795)
Dividends paid	(4,524)	(4,512)	(4,506)
Common stock issued	295	257	—

Net Cash Provided by (Used in) Financing Activities	37,256	28,582	(1,503)

Net Increase (Decrease) in Cash and Cash Equivalents	28,762	(1,550)	35
CASH AND CASH EQUIVALENTS—BEGINNING	22,623	24,173	24,138

CASH AND CASH EQUIVALENTS—ENDING	$51,385	$22,623	$24,173

Interest paid	$6,410	$7,700	$10,078

Income taxes paid	$725	$1,700	$2,300

Loans transferred to foreclosed real estate	$2,521	$3,290	$2,877

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

        The Corporation, along with seven other banks, entered into a joint venture to form BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC), an offshore reinsurance company. Each participating entity owned an insurance cell through which its premiums and losses from credit life, health and accident insurance are funded. Each entity was responsible for the activity in its respective cell. The financial activity for the Corporation's insurance cell is included in the consolidated financial statements and is not material to the consolidated financial statements. The segregated portfolio was novated to a third party during 2012.

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

        Assets held by the Corporation's Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $141,000,000 and $135,000,000 at December 31, 2012 and 2011, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        Certain amounts previously reported have been reclassified, when necessary, to conform to the financial statement presentation for 2012. The reclassifications had no effect on net income or stockholders' equity.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the determination of other than temporary impairment on securities, and the potential impairment of goodwill.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $100,100,000, or 14%, of total loans at December 31, 2012. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within 90 days.

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2012 and 2011, and consists of common stock in the Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB). In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

repurchase of capital stock. However, beginning in 2010, the FHLB of Pittsburgh resumed repurchasing excess capital stock held by member banks of the FHLB.

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2012, 2011 or 2010. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

Allowance for Credit Losses

        The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (the "allowance") is established as losses and are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition. The amount of the reserve for unfunded lending commitments is not material to the consolidated statements.

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

        The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. It covers risks that are inherently difficult to quantify including, but not limited to, collateral risk, information risk, and historical charge-off risk.

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

        A specific allocation within the allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of the Corporation's impaired loans are measured based on the estimated fair value of the loan's collateral or the discounted cash flows method.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a troubled debt restructure.

        Loans whose terms are modified are classified as troubled debt restructured loans if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, a below market interest rate given the risk associated with the loan, or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time and, based on a well-documented credit evaluation of the borrower's financial condition, there is reasonable assurance of repayment. Loans classified as troubled debt restructurings are generally designated as impaired.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off-Balance Sheet Credit-Related Financial Instruments

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

Investments in Low-Income Housing Partnerships

        The Corporation's investments in low-income housing partnerships are accounted for using the "equity method" prescribed by ASC Topic 323, Investments—Equity Method. In accordance with ASC Topic 740, Income Taxes, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $28,000, $22,000, and $48,000 of expense in 2012, 2011, and 2010, respectively, related to these benefits.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

        The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,953,723, 5,936,030 and 5,928,343 weighted average shares of common stock outstanding for 2012, 2011 and 2010, respectively.

Advertising Costs

        Costs of advertising, which are included in marketing expenses, are expensed when incurred.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350, such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable in the circumstances, because it allowed the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2012. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

Accumulated Other Comprehensive Income (Loss)

        The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE—DECEMBER 31, 2011	$5,996	$(5,341)	$655

BALANCE—DECEMBER 31, 2012	$5,614	$(5,826)	$(212)

Segment Reporting

        The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information for commercial, retail and mortgage banking operations is not available and segment reporting would not be meaningful. Please refer to Note S—"Segment and Related Information" for a discussion of insurance operations.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

ASU 2013-02

        In December 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross-referenced to other U.S. GAAP disclosures that provide additional detail about those amounts. This is the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account rather than directly to income or expense in the same reporting period. For example, some portion of net periodic pension cost is immediately reported in net income, but other portions may be capitalized to an asset balance such as fixed assets or inventory. An entity with significant defined benefit pension costs reclassified out of accumulated other comprehensive income but not to net income in its entirety in the same reporting period should identify the amount of each pension cost component reclassified out of accumulated other comprehensive income and make reference to the relevant pension cost disclosure that provides greater detail about these reclassifications.

        The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income.

        The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

        The Corporation has included these reclassification adjustments in the consolidated financial statements contained herein.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2012 and 2011, compensating balances approximated $1,969,000 and $2,085,000, respectively. During 2012 and 2011, average compensating balances approximated $2,327,000 and $2,611,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2012 and 2011, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2012
U.S. Government and agencies	$23,225	$1,016	$—	$24,241
Mortgage-backed securities	75,816	4,767	—	80,583
State and municipal	49,568	2,246	10	51,804
Corporate bonds	7,008	286	8	7,286
CRA mutual fund	1,044	52	—	1,096
Stock in other banks	627	153	—	780

	$157,288	$8,520	$18	$165,790

December 31, 2011
U.S. Government and agencies	$39,237	$932	$—	$40,169
Mortgage-backed securities	102,059	5,473	5	107,527
State and municipal	44,072	2,250	5	46,317
Corporate bonds	13,105	304	30	13,379
CRA mutual fund	1,044	37	—	1,081
Stock in other banks	627	127	—	754

	$200,144	$9,123	$40	$209,227

SECURITIES HELD TO MATURITY
December 31, 2012
U.S. Government and agencies	$30,115	$536	$6	$30,645
Mortgage-backed securities	20,044	298	7	20,335

	$50,159	$834	$13	$50,980

December 31, 2011
U.S. Government and agencies	$10,032	$648	$—	$10,680

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2012
State and municipal	$1,975	$10	$—	$—	$1,975	$10
Corporate bond	992	8	—	—	992	8

	$2,967	$18	$—	$—	$2,967	$18

December 31, 2011
Mortgage-backed securities	$1,968	$5	$—	$—	$1,968	$5
State and municipal	1,251	5	—	—	1,251	5
Corporate bonds	—	—	970	30	970	30

	$3,219	$10	$970	$30	$4,189	$40

SECURITIES HELD TO MATURITY
December 31, 2012
U.S. Government and agencies	$2,994	$6	$—	$—	$2,994	$6
Mortgage-backed security	2,046	7	—	—	2,046	7

	$5,040	$13	$—	$—	$5,040	$13

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2012, five available for sale state and municipal securities had unrealized losses, and none of the municipal securities had been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 1% of amortized cost.

        At December 31, 2012, one available for sale corporate bond security had an unrealized loss and has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security. This security had an unrealized loss of less than 1% of amortized cost.

        At December 31. 2012, two held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

        At December 31, 2012, one held to maturity mortgage-backed security had an unrealized loss that individually did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

NOTE C—SECURITIES (Continued)

        In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance, and projected target prices of investment analysts within a one-year time frame. Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

        The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the security's relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing.

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2012, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the securities, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

        Amortized cost and fair value at December 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$1,301	$1,304	$—	$—
Over 1 year through 5 years	32,769	34,524	17,104	17,571
Over 5 years through 10 years	41,700	43,190	13,011	13,074
Over 10 years	4,031	4,313	—	—
Mortgage-backed securities	75,816	80,583	20,044	20,335
CRA mutual fund	1,044	1,096	—	—
Stock in other banks	627	780	—	—

	$157,288	$165,790	$50,159	$50,980

        The Corporation realized gross gains of $7,000 during 2012, $1,000 during 2011, and $128,000 during 2010 and gross losses of $0 during 2012, $0 during 2011 and $56,000 during 2010 on sales or calls of securities available for sale. State and municipal securities were sold at a gain in 2010 in order to adjust the Corporation's interest rate sensitivity, reduce exposure to geographic locations, balance the mix with other investment types and to reduce risks related to insurance coverage.

        At December 31, 2012 and 2011, securities with a carrying value of $147,923,000 and $124,069,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

NOTE D—LOANS

        The Bank grants commercial, residential and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the

NOTE D—LOANS (Continued)

loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2012 and 2011:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and industrial	$44,072	$2,491	$2,441	$—	$49,004
Commercial real estate	205,449	20,379	17,191	—	243,019
Commercial real estate construction	7,354	9,820	1,980	—	19,154
Residential mortgage	321,986	4,502	2,348	—	328,836
Home equity lines of credit	51,096	1,776	258	—	53,130
Consumer	14,993	—	—	—	14,993

Total	$644,950	$38,968	$24,218	$—	$708,136

December 31, 2011
Commercial and industrial	$48,284	$4,596	$3,265	$—	$56,145
Commercial real estate	200,834	19,872	15,311	—	236,017
Commercial real estate construction	7,400	12,743	2,614	—	22,757
Residential mortgage	304,627	4,261	2,378	—	311,266
Home equity lines of credit	50,083	2,364	85	—	52,532
Consumer	15,751	—	—	—	15,751

Total	$626,979	$43,836	$23,653	$—	$694,468

        The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2012 and 2011:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2012
Commercial and industrial	$146	$146	$29	$195	$1,310
Commercial real estate	237	276	7	8,772	9,216
Commercial real estate construction	—	—	—	854	1,128
Residential mortgage	—	—	—	938	1,263

Total	$383	$422	$36	$10,759	$12,917

December 31, 2011
Commercial and industrial	$1,967	$3,102	$1,085	$252	$1,367
Commercial real estate	273	273	43	6,339	7,136
Commercial real estate construction	—	—	—	2,614	7,192
Residential mortgage	88	88	53	1,313	1,638

Total	$2,328	$3,463	$1,181	$10,518	$17,333

NOTE D—LOANS (Continued)

        No additional funds are committed to be advanced in connection with impaired loans.

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2012
Commercial and industrial	$431	$—	$223	$—
Commercial real estate	691	—	8,193	11
Commercial real estate construction	336	—	1,242	—
Residential mortgage	18	—	1,390	—

Total	$1,476	$—	$11,048	$11

December 31, 2011
Commercial and industrial	$1,019	$—	$349	$—
Commercial real estate	2,324	—	4,946	44
Commercial real estate construction	—	—	3,463	—
Residential mortgage	340	—	1,119	—

Total	$3,683	$—	$9,877	$44

December 31, 2010
Commercial and industrial	$904	$—	$66	$—
Commercial real estate	1,166	6	3,661	29
Commercial real estate construction	4,882	61	562	—
Residential mortgage	24	—	1,339	4

Total	$6,976	$67	$5,628	$33

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $543,000 in 2012, $652,000 in 2011, and $464,000 in 2010.

        The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2012 and 2011:

In thousands	2012	2011
Commercial and industrial	$341	$2,219
Commercial real estate	4,515	6,612
Commercial real estate construction	854	2,614
Residential mortgage	617	1,401

Total	$6,327	$12,846

NOTE D—LOANS (Continued)

        The following table summarizes information in regards to troubled debt restructurings by loan portfolio class at December 31, 2012 and 2011:

In thousands	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Recorded Investment
December 31, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$187
Commercial real estate	1,304	1,304	953
Commercial real estate construction	1,548	1,541	760

Total nonaccruing troubled debt restructurings	3,342	3,330	1,900

Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,494
Residential mortgage	336	336	321

Total accruing troubled debt restructurings	4,913	4,913	4,815

Total Troubled Debt Restructurings	$8,255	$8,243	$6,715

December 31, 2011
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$234
Commercial real estate	656	656	412
Commercial real estate construction	1,548	1,541	850

Total Troubled Debt Restructurings	$2,694	$2,682	$1,496

        All of the Corporation's troubled debt restructured loans are also impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of December 31, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $589,000. An additional charge-off in the amount of $39,000 occurred during the first quarter of 2012. As of December 31, 2012, there was one defaulted troubled debt restructure and all other troubled debt restructured loans were current with respect to their associated forbearance agreements. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, one was negotiated during 2011, while the other three were negotiated during 2012.

        There are forbearance agreements on all loans currently classified as troubled debt restructures, and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

        As a result of adopting the amendments in Accounting Standards Update (ASU) No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring, the Corporation reassessed all loan modifications that occurred on or after January 1, 2011, for identification as troubled debt restructurings. The Corporation identified no loans for which the allowance for loan losses had previously been measured under a general allowance of credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02.

NOTE D—LOANS (Continued)

        The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2012. For the year ended December 31, 2011, there was one commercial real estate loan with a balance of $285,000 that was modified under a troubled debt restructuring.

Dollars in thousands	Number of Contracts	Post-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment	Recorded Investment
2012
Troubled debt restructurings:
Commercial real estate	2	$5,225	$5,225	$5,099
Residential mortgage	1	336	336	321

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2012
Commercial and industrial	$128	$—	$342	$470	$48,534	$49,004	$1
Commercial real estate	598	—	4,478	5,076	237,943	243,019	6
Commercial real estate construction	—	—	854	854	18,300	19,154	—
Residential mortgage	4,197	2,425	1,381	8,003	320,833	328,836	764
Home equity lines of credit	353	10	43	406	52,724	53,130	—
Consumer	8	4	—	12	14,981	14,993	—

Total	$5,284	$2,439	$7,098	$14,821	$693,315	$708,136	$771

December 31, 2011
Commercial and industrial	$25	$14	$2,219	$2,258	$53,887	$56,145	$—
Commercial real estate	329	4,184	6,663	11,176	224,841	236,017	51
Commercial real estate construction	—	—	2,614	2,614	20,143	22,757	—
Residential mortgage	4,585	1,395	2,378	8,358	302,908	311,266	977
Home equity lines of credit	397	—	163	560	51,972	52,532	163
Consumer	20	8	—	28	15,723	15,751	—

Total	$5,356	$5,601	$14,037	$24,994	$669,474	$694,468	$1,191

NOTE D—LOANS (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in financing receivables:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses
Beginning balance-January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,180)	(417)	(538)	(500)	(51)	(71)	—	(3,757)
Recoveries	22	250	149	1	—	3	—	425
Provisions	1,083	736	359	596	61	282	1,558	4,675

Ending balance-December 31, 2012	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825

Ending balance: individually evaluated for impairment	$29	$7	$—	$—	$—	$—	$—	$36

Ending balance: collectively evaluated for impairment	$1,478	$6,569	$518	$3,721	$517	$633	$3,353	$16,789

Loans receivables
Ending balance	$49,004	$243,019	$19,154	$328,836	$53,130	$14,993	$—	$708,136

Ending balance: individually evaluated for impairment	$341	$9,009	$854	$938	$—	$—	$—	$11,142

Ending balance: collectively evaluated for impairment	$48,663	$234,010	$18,300	$327,898	$53,130	$14,993	$—	$696,994

December 31, 2011
Allowance for loan losses
Beginning balance-January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(1,861)	(1,308)	(1,242)	(750)	(52)	(30)	—	(5,243)
Recoveries	34	—	—	2	—	2	—	38
Provisions	2,335	969	636	1,264	218	(73)	86	5,435

Ending balance-December 31, 2011	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482

Ending balance: individually evaluated for impairment	$1,085	$43	$—	$53	$—	$—	$—	$1,181

Ending balance: collectively evaluated for impairment	$1,497	$5,964	$548	$3,571	$507	$419	$1,795	$14,301

Loans receivables
Ending balance	$56,145	$236,017	$22,757	$311,266	$52,532	$15,751	$—	$694,468

Ending balance: individually evaluated for impairment	$2,219	$6,612	$2,614	$1,401	$—	$—	$—	$12,846

Ending balance: collectively evaluated for impairment	$53,926	$229,405	$20,143	$309,865	$52,532	$15,751	$—	$681,622

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
In thousands	2012	2011	2010
Balance, beginning	$15,482	$15,252	$11,981
Provision charged to operations	4,675	5,435	6,410
Recoveries on charged-off loans	425	38	42
Loans charged-off	(3,757)	(5,243)	(3,181)

Balance, ending	$16,825	$15,482	$15,252

NOTE D—LOANS (Continued)

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interests rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $12,351,000 and $10,318,000 at December 31, 2012 and 2011, respectively. During 2012, $4,064,000 of new loans and advances were extended and repayments totaled $2,031,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2012.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2012	2011
Land	$2,591	$1,791
Buildings and improvements	17,004	16,826
Furniture and equipment	12,820	11,737
Assets in process	13	267

	32,428	30,621
Accumulated depreciation	(17,297)	(16,138)

	$15,131	$14,483

        Depreciation expense was $1,401,000, $1,578,000 and $1,701,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in six partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2012 and 2011, the carrying value of these investments was approximately $5,440,000 and $3,774,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2012	2011
Non-interest bearing demand	$119,297	$112,247
Interest bearing demand	122,717	114,112
Savings	320,454	266,560
Time certificates of deposit less than $100,000	191,019	208,894
Time certificates of deposit greater than $100,000	80,689	80,982

	$834,176	$782,795

NOTE G—DEPOSITS (Continued)

        Scheduled maturities of time certificates of deposit at December 31, 2012, were as follows:

Years Ending	In thousands
2013	$209,937
2014	45,760
2015	9,873
2016	3,822
2017	2,316

$271,708

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $424,000, $405,000 and $462,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2013	$409
2014	372
2015	356
2016	252
2017	126
Later years	472

$1,987

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expire at varying dates from 2013 to 2014. Most leases contain renewal provisions at the option of the lessee. Total rental income for these properties was $133,000, $130,000 and $123,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2012		2011
Dollars in thousands	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$47,303	0.14%	$45,962	0.20%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par

NOTE I—BORROWINGS (Continued)

value of $5,020,000 at December 31, 2012. The Corporation also has lines of credit that total $15,000,000 with correspondent banks for overnight federal funds borrowings.

        The Corporation offers a short-term investment program for corporate customers for secured investing. This program consists of overnight and short-term repurchase agreements that are secured by designated investment securities owned by the Corporation. The investment securities are under the control of the Corporation.

        A summary of long-term debt as of December 31 is as follows:

	2012		2011
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2012	$—	—	$11,000	4.14%
2013	14,000	2.55%	14,000	2.55%
2014	14,000	2.73%	11,000	3.31%
2015	15,000	3.25%	12,000	3.87%
2016	9,000	2.56%	5,000	4.52%
2017	4,000	4.86%	4,000	4.86%
2018	2,000	5.11%	2,000	5.11%
FHLB convertible advance	—	—	10,000	4.27%
Loan payable to local bank	1,954	5.96%	2,191	6.35%

	$59,954	3.86%	$71,191	3.83%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $384,306,000 from the FHLB, of which $326,306,000 was available at December 31, 2012. The FHLB $10,000,000 convertible option advance matured in August 2012 and the amount due was paid in full.

        The loan payable to a local bank is payable in monthly installments of $29,472 and matures in April 2016. The loan is unsecured.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2012, $9,862,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2012, 2011 and 2010, are as follows:

In thousands	2012	2011	2010
Federal:
Current	$2,163	$1,816	$722
Deferred	108	279	1,296

	2,271	2,095	2,018
State:
Current	48	59	39

	$2,319	$2,154	$2,057

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Percentage of Income before Income Taxes
	2012	2011	2010
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.2%	0.4%	0.4%
Tax-exempt income	(5.9)%	(6.0)%	(5.8)%
Earnings on investment in bank-owned life insurance	(3.0)%	(3.1)%	(3.5)%
Rehabilitation and low-income housing credits	(4.9)%	(5.2)%	(5.5)%
Other	0.3%	0.1%	0.1%

	20.7%	20.2%	19.7%

        The provision for federal income taxes includes $2,000, $0 and $24,000 of income taxes related to net gains on sales of securities in 2012, 2011 and 2010, respectively. Rehabilitation and low-income housing income tax credits were $556,000, $556,000, and $578,000 during 2012, 2011 and 2010, respectively. Projected credits are $677,987 in 2013, $647,619 in 2014, and $2,332,732 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2012	2011
Deferred tax assets:
Allowance for loan losses	$5,721	$5,264
Accrued deferred compensation	726	664
Pension	3,000	2,751
Deferred loan fees	16	35
Other-than-temporary impairment	178	178
Low-income housing tax credit carryforward	195	447
Nonaccrual interest	183	230
Director deferred liability	351	300
Other	468	382

	10,838	10,251

Deferred tax liabilities:
Available for sale securities	2,891	3,088
Prepaid pension benefit cost	4,741	4,268
Prepaid expenses	213	281
Accumulated depreciation	558	540
Goodwill/intangibles	649	627

	9,052	8,804

Net Deferred Tax Asset	$1,786	$1,447

        The Corporation has a federal tax credit carryforward related to low income housing credits that expires in 2032.

        The Corporation did not have any uncertain tax positions at December 31, 2012 and 2011. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2009 through 2012.

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at December 31, 2012 and 2011, are as follows:

	Fair Value Measurements at December 31, 2012
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$24,241	$—	$24,241	$—
Mortgage-backed securities		80,583	—	80,583	—
State and municipal		51,804	—	51,804	—
Corporate bonds		7,286	—	7,286	—
CRA mutual fund		1,096	1,096	—	—
Stock in other banks		780	780	—	—

Total securities available for sale	Recurring	$165,790	$1,876	$163,914	$—

Impaired loans	Non-recurring	$2,415	$—	$—	$2,415

Foreclosed assets held for resale	Non-recurring	$2,338	$—	$—	$2,338

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2011
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$40,169	$—	$40,169	$—
Mortgage-backed securities		107,527	—	107,527	—
State and municipal		46,317	—	46,317	—
Corporate bonds		13,379	—	13,379	—
CRA mutual fund		1,081	1,081	—	—
Stock in other banks		754	754	—	—

Total securities available for sale	Recurring	$209,227	$1,835	$207,392	$—

Impaired loans	Non-recurring	$8,075	$—	$—	$8,075

Foreclosed assets held for resale	Non-recurring	$1,176	$—	$—	$1,176

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 2012 and 2011:

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2012:

	December 31, 2012
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,078	$19,078	$5,832	$13,246	$—
Interest-bearing deposits in banks	32,307	32,307	32,307	—	—
Investment securities:
Available for sale	165,790	165,790	1,876	163,914	—
Held to maturity	50,159	50,980	—	50,980	—
Loans held for sale	6,687	6,687	—	6,687	—
Loans, less allowance for loan losses	691,311	724,982	—	—	724,982
Accrued interest receivable	3,360	3,360	—	3,360	—
Restricted investment in bank stocks	5,318	5,318	—	5,318	—
Financial liabilities:
Deposits	834,176	835,640	562,479	273,161	—
Short-term borrowings	47,303	47,303	—	47,303	—
Long-term borrowings	59,954	62,296	—	62,296	—
Accrued interest payable	1,114	1,114	—	1,114	—
Off-balance sheet financial instruments	—	—	—	—	—

        The following presents the carrying amount and fair value of the Corporation's financial instruments at December 31, 2011:

	December 31, 2011
In thousands	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$14,423	$14,423
Interest-bearing deposits in banks	8,200	8,200
Investment securities:
Available for sale	209,227	209,227
Held to maturity	10,032	10,680
Loans held for sale	337	337
Loans, less allowance for loan losses	678,986	710,671
Accrued interest receivable	3,674	3,674
Restricted investment in bank stocks	7,146	7,146
Financial liabilities:
Deposits	782,795	784,784
Short-term borrowings	45,962	45,962
Long-term borrowings	71,191	75,792
Accrued interest payable	1,429	1,429
Off-balance sheet financial instruments	—	—

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
December 31, 2012
Impaired loans	$2,415	Appraisal of collateral(1)	Appraisal adjustments(2)	10 - 50%
Foreclosed assets held for resale	$2,338	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	10 - 50%

(1)
Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

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

NOTE M—RETIREMENT PLANS (Continued)

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2012 and 2011.

In thousands	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$20,989	$17,919
Service cost	651	570
Interest cost	925	962
Actuarial loss	2,590	2,303
Benefits paid	(858)	(765)

Benefit obligation at end of year	24,297	20,989

Change in plan assets:
Fair value of plan assets at beginning of year	25,451	23,760
Actual return on plan assets	2,969	1
Employer contribution	1,856	2,455
Benefits paid	(858)	(765)

Fair value of plan assets at end of year	29,418	25,451

Funded Status, included in other assets	$5,121	$4,462

Amounts recognized in accumulated other comprehensive income:
Total net actuarial loss	$8,719	$7,937
Transition obligation	—	10
Prior service cost	105	144

Total included in accumulated other comprehensive income (pretax)	$8,824	$8,091

        The estimated costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$652
Prior service cost	40
Net transition liability	—

$692

        The accumulated benefit obligation totaled $23,757,000 and $20,658,000 at December 31, 2012 and 2011, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2012	2011	2010
Components of net periodic benefit cost (income):
Service cost	$651	$570	$458
Interest cost	925	962	1,074
Expected return on plan assets	(1,772)	(1,829)	(1,216)
Recognized net actuarial loss	611	140	436
Amortization of transition liability	10	12	12
Amortization of prior service cost	40	40	39

Net Periodic Benefit Cost (Income)	465	(105)	803

Net loss (gain)	1,393	4,130	(2,273)
Amortization of net loss	(611)	(140)	(436)
Amortization of transition liability	(10)	(12)	(12)
Amortization of prior service cost	(40)	(40)	(39)

Total recognized in other comprehensive loss (income)	$732	$3,938	$(2,760)

Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$1,197	$3,833	$(1,957)

        For the years ended December 31, 2012, 2011 and 2010, the assumptions used to determine the benefit obligation are as follows:

	2012	2011	2010
Discount rate	3.75%	4.50%	5.50%
Rate of compensation increase	3.75%	4.00%	3.58%

        For the years ended December 31, 2012, 2011 and 2010, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2012	2011	2010
Discount rate	4.50%	5.50%	6.00%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.75%
Rate of compensation increase	4.00%	3.58%	3.55%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2012 and 2011, are as follows:

	2012	2011
Equity securities	45%	44%
Debt securities	45%	42%
Short-term fixed income	6%	8%
Real estate	4%	6%

	100%	100%

        The Corporation's overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of assets types, fund strategies and fund managers. The mix of investments is adjusted periodically by retaining an

NOTE M—RETIREMENT PLANS (Continued)

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

        Equity securities included Corporation common stock in amounts of $967,000, or 3% of total plan assets, and $786,000, or 3% of total plan assets, at December 31, 2012 and 2011, respectively.

        Fair value measurements at December 31, 2012, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$14,951	$967	$13,984	$—
Debt securities	13,155	—	13,155	—
Real estate	1,312	—	1,312	—

        Fair value measurements at December 31, 2011, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$11,814	$786	$11,028	$—
Debt securities	12,316	—	12,316	—
Real estate	1,320	—	1,320	—

        The following table summarizes the effect the Level 3 investments had for the year ended December 31, 2011. There was no activity with respect to Level 3 investments for the year ended December 31, 2012.

In thousands	Real Estate
Balance—January 1, 2011	$531
Total gains	15
Transfer out of Level 3	$(546)

Balance—December 31, 2011	$—

        It has not yet been determined the amount the Bank plans on contributing to the Plan in 2013. The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit percentage factor and maximum years of service eligible were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan shall be eligible to again participate in the plan, and no employee hired after March 31, 2012, shall be eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 368 active, vested terminated, and retired persons in the Plan. There were 11 new hires in the first quarter of 2012 that are not enrolled in the Plan, but will be upon meeting the eligibility requirements.

NOTE M—RETIREMENT PLANS (Continued)

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2013	$940
2014	1,010
2015	1,020
2016	1,050
2017	1,160
2018-2021	7,080

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $486,000, $461,000 and $432,000 for 2012, 2011 and 2010, respectively.

        The Corporation's banking subsidiary maintains non-qualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2012 and 2011, totaled $1,545,000 and $1,372,000, respectively. The annual expense included in salaries and benefits expense totaled $297,000, $143,000 and $152,000 during the years ended December 31, 2012, 2011 and 2010, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2012 and 2011, the cash surrender value of these policies was $4,494,000 and $4,365,000, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2012, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2012, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

NOTE N—REGULATORY MATTERS (Continued)

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2012, no shares have been issued under the plan. In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows registered stockholders who have a minimal number of shares to participate and also provides for voluntary cash purchases of ACNB Corporation common stock. During 2012 and 2011, 19,559 and 17,466, respectively, shares of common stock were issued within the plan.

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount		Ratio	Amount		Ratio
CORPORATION
As of December 31, 2012
Tier 1 leverage ratio (to average assets)	$92,860	8.76%	$	≥42,424	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	92,860	13.65		≥27,211	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	101,512	14.92		≥54,422	≥8.0		N/A	N/A
As of December 31, 2011
Tier 1 leverage ratio (to average assets)	$87,546	8.71%	$	≥40,215	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	87,546	12.75		≥27,464	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	96,252	14.02		≥54,928	≥8.0		N/A	N/A
BANK
As of December 31, 2012
Tier 1 leverage ratio (to average assets)	$86,288	8.14%	$	≥42,399	≥4.0%	$	≥52,999	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	86,288	12.80		≥26,959	≥4.0		≥40,439	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	94,840	14.07		≥53,919	≥8.0		≥67,398	≥10.0
As of December 31, 2011
Tier 1 leverage ratio (to average assets)	$82,703	8.24%	$	≥40,144	≥4.0%	$	≥50,180	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	82,703	12.07		≥27,415	≥4.0		≥41,123	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	91,307	13.32		≥54,830	≥8.0		≥68,538	≥10.0

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser extent, standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2012 and 2011, for guarantees under standby letters of credit issued is not material.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2012	2011
Commitments to extend credit	$145,421	$129,586
Standby letters of credit	4,772	6,230

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2012	2011
ASSETS
Cash	$1,161	$266
Investment in banking subsidiary	85,975	83,274
Investment in other subsidiaries	10,342	9,993
Investments in low-income housing partnerships	3,334	3,774
Securities and other assets	1,504	1,634
Receivable from banking subsidiary	985	724

Total Assets	$103,301	$99,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$1,954	$2,191
Other liabilities	83	—
Stockholders' equity	101,264	97,474

Total Liabilities and Stockholders' Equity	$103,301	$99,665

STATEMENTS OF INCOME

	Years Ended December 31,
In thousands	2012	2011	2010
Dividends from banking subsidiary	$4,762	$4,689	$4,506
Other income	44	47	288

	4,806	4,736	4,794
Expenses	591	494	445

	4,215	4,242	4,349
Income tax benefit	736	709	633

	4,951	4,951	4,982
Equity in undistributed earnings of subsidiaries	3,935	3,551	3,437

Net Income	$8,886	$8,502	$8,419

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,886	$8,502	$8,419
Equity in undistributed earnings of subsidiaries	(3,935)	(3,551)	(3,437)
(Increase) decrease in receivable from banking subsidiary	(261)	(350)	21
Other	671	45	257

Net Cash Provided by Operating Activities	5,361	4,646	5,260

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in insurance agency subsidiary	—	—	—

Net Cash From Investing Activities	—	—	—

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(237)	(308)	(795)
Proceeds from issuance of common stock	295	257	—
Dividends paid	(4,524)	(4,512)	(4,506)

Net Cash Used in Financing Activities	(4,466)	(4,563)	(5,301)

Net Increase (Decrease) in Cash and Cash Equivalents	895	83	(41)
CASH AND CASH EQUIVALENTS—BEGINNING	266	183	224

CASH AND CASH EQUIVALENTS—ENDING	$1,161	$266	$183

NOTE R—ACQUISITIONS

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

        In 2007, RIG acquired two additional books of business with an aggregate purchase price of $637,000. In 2008, RIG acquired an additional book of business with an aggregate purchase price of $1,165,000, all of which was classified as an intangible asset. Also, on December 31, 2008, RIG acquired Marks Insurance & Associates, Inc. with an aggregate purchase price of $1,853,000, of which $1,300,000 was recorded as an intangible asset and $553,000 was recorded as goodwill. The contingent consideration for both 2008 purchases was calculated based on 2011 results of operation. The contingent amount of $338,000 was recorded in December 2011 and is included in goodwill and the other liabilities section of the statement of condition, and was paid on January 13, 2012. The intangible assets (excluding goodwill) are being amortized over ten years on a straight line basis.

NOTE R—ACQUISITIONS (Continued)

        In 2010, RIG acquired an additional book of business with an aggregate purchase price of $31,000, of which all was classified as an intangible asset.

        The carrying value and accumulated amortization of the intangible assets (customer lists) as of December 31, 2012 and 2011, are as follows:

	2012		2011
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,417	$4,008	$6,417	$3,368

        Amortization of the intangible assets for the five years subsequent to December 31, 2012, is expected to be as follows:

Years Ending	In thousands
2013	$641
2014	641
2015	316
2016	314
2017	296

NOTE S—SEGMENT AND RELATED INFORMATION

        RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2012, 2011 and 2010 is as follows:

In thousands	Banking	Insurance	Total
2012
Net interest income and other income from external customers	$41,525	$4,686	$46,211
Income before income taxes	10,628	577	11,205
Total assets	1,038,262	11,733	1,049,995
Capital expenditures	1,986	63	2,049
2011
Net interest income and other income from external customers	$41,463	$4,644	$46,107
Income before income taxes	9,951	705	10,656
Total assets	992,252	12,571	1,004,823
Capital expenditures	1,938	4	1,942
2010
Net interest income and other income from external customers	$42,503	$4,686	$47,189
Income before income taxes	10,005	471	10,476
Total assets	956,662	12,005	968,667
Capital expenditures	1,068	21	1,089

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2012 and 2011, is as follows:

Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Interest income	$10,271	$10,163	$10,067	$9,938
Interest expense	1,631	1,595	1,526	1,343

Net interest income	8,640	8,568	8,541	8,595
Provision for loan losses	1,125	1,125	1,125	1,300

Net interest income after provision for loan losses	7,515	7,443	7,416	7,295
Net gains on sales of securities	4	3	—	—
Other income	2,812	3,062	2,972	3,014
Other expenses and provision for income taxes	8,095	8,380	8,084	8,091

Net income	$2,236	$2,128	$2,304	$2,218

Basic earnings per share	$0.38	$0.35	$0.39	$0.37

Dividends per share	$0.19	$0.19	$0.19	$0.19

2011
Interest income	$10,480	$10,488	$10,421	$10,443
Interest expense	1,916	1,894	1,863	1,789

Net interest income	8,564	8,594	8,558	8,654
Provision for loan losses	1,100	1,310	1,200	1,825

Net interest income after provision for loan losses	7,464	7,284	7,358	6,829
Net gains on sales of securities	—	—	1	—
Other income	2,957	3,007	2,881	2,891
Other expenses and provision for income taxes	7,961	8,185	8,060	7,964

Net income	$2,460	$2,106	$2,180	$1,756

Basic earnings per share	$0.41	$0.36	$0.37	$0.29

Dividends per share	$0.19	$0.19	$0.19	$0.19

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in periodic SEC filings.

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2012. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        There were no changes made in the Corporation's internal control over financial reporting in connection with the fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        ACNB Corporation (ACNB) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and, as such, include some amounts that are based on management's best estimates and judgments.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2012, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework.

        ACNB's independent registered public accounting firm, ParenteBeard LLC, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on page 106 & 107.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on ACNB Corporation and Subsidiaries' internal control over financial reporting based on our audit.

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

        A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the corporation's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ACNB Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related statements of income, comprehensive income, changes in stockholders' equity, and cash flows of ACNB Corporation and Subsidiaries, and our report dated March 15, 2013 expressed an unqualified opinion.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 15, 2013

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2013, is included as Exhibit 14 to this Annual Report on Form 10-K. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2013 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2013 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2013 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2013 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. FINANCIAL STATEMENTS

        The following financial statements are filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Statements of Condition

  •
  Consolidated Statements of Income

  •
  Consolidated Statements of Comprehensive Income

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

(b)
EXHIBITS

        The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 2, 2009.)
Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on February 4, 2013.)
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

Exhibit 10.4

Director Supplemental Life Insurance Plan—Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

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

Exhibit 10.7

Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 4, 2012.)

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
Exhibit 10.14

Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.15

Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.16

Salary Continuation Agreement by and between ACNB Bank and David W. Cathell dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.17

Amended and Restated 2001 Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.18

Amended and Restated 1996 Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 73 of this Form 10-K.)
Exhibit 14	Code of Ethics.
Exhibit 18

Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 15, 2013 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2013, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Vice Chairman of the Board	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ RONALD L. HANKEY Ronald L. Hankey Director and Chairman of the Board	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	/s/ DAVID L. SITES David L. Sites Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ ALAN J. STOCK Alan J. Stock Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ JAMES E. WILLIAMS James E. Williams Director
/s/ J. EMMETT PATTERSON J. Emmett Patterson Director