Form 10-Q
period 2013-03-31
ACNB CORP
filed 2013-05-09
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

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

The number of shares of the Registrant’s Common Stock outstanding on April 26, 2013, was 5,970,130.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2013	March 31, 2012	December 31, 2012

ASSETS

Cash and due from banks	$11,967	$12,259	$19,078
Interest bearing deposits with banks	34,322	17,943	32,307

Total Cash and Cash Equivalents	46,289	30,202	51,385

Securities available for sale	152,518	206,912	165,790
Securities held to maturity, fair value $61,743; $10,641; $50,980	61,262	10,028	50,159
Loans held for sale	2,842	2,181	6,687
Loans, net of allowance for loan losses $17,486; $14,538; $16,825	688,330	687,866	691,311
Premises and equipment	15,018	14,706	15,131
Restricted investment in bank stocks	4,766	6,804	5,318
Investment in bank-owned life insurance	31,503	28,649	31,122
Investments in low-income housing partnerships	5,314	3,677	5,440
Goodwill	6,308	6,308	6,308
Intangible assets	2,249	2,890	2,409
Foreclosed assets held for resale	4,017	4,794	4,247
Other assets	15,623	15,718	14,688

Total Assets	$1,036,039	$1,020,735	$1,049,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$128,580	$116,011	$119,297
Interest bearing	703,006	671,946	714,879

Total Deposits	831,586	787,957	834,176

Short-term borrowings	42,269	44,420	47,303
Long-term borrowings	52,892	80,133	59,954
Other liabilities	6,988	9,664	7,298

Total Liabilities	933,735	922,174	948,731

STOCKHOLDERS’ EQUITY

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,032,730, 6,012,015 and 6,027,968 shares issued; 5,970,130, 5,949,415 and 5,965,368 shares outstanding	15,082	15,030	15,070
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,324	9,044	9,246
Retained earnings	79,173	74,632	77,888
Accumulated other comprehensive (loss) income	(547)	583	(212)

Total Stockholders’ Equity	102,304	98,561	101,264

Total Liabilities and Stockholders’ Equity	$1,036,039	$1,020,735	$1,049,995

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2013	2012

INTEREST INCOME
Loans, including fees	$8,254	$8,563
Securities:
Taxable	1,040	1,335
Tax-exempt	348	366
Dividends	4	3
Other	20	4

Total Interest Income	9,666	10,271

INTEREST EXPENSE
Deposits	661	916
Short-term borrowings	12	20
Long-term borrowings	459	695

Total Interest Expense	1,132	1,631

Net Interest Income	8,534	8,640

PROVISION FOR LOAN LOSSES	650	1,125

Net Interest Income after Provision for Loan Losses	7,884	7,515

OTHER INCOME
Service charges on deposit accounts	538	552
Income from fiduciary activities	331	288
Earnings on investment in bank-owned life insurance	241	238
Net gains on sales or calls of securities	—	4
Service charges on ATM and debit card transactions	319	309
Commissions from insurance sales	1,131	1,205
Other	385	220

Total Other Income	2,945	2,816

OTHER EXPENSES
Salaries and employee benefits	4,748	4,573
Net occupancy	515	493
Equipment	658	611
Other tax	238	223
Professional services	244	191
Supplies and postage	131	175
Marketing and corporate relations	99	100
FDIC and regulatory	209	233
Intangible assets amortization	160	160
Foreclosed real estate (income) expenses	(21)	65
Other operating	775	715

Total Other Expenses	7,756	7,539

Income before Income Taxes	3,073	2,792

PROVISION FOR INCOME TAXES	655	556

Net Income	$2,418	$2,236

PER SHARE DATA
Basic earnings	$0.41	$0.38
Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2013	2012

NET INCOME	$2,418	$2,236

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized losses arising during the period, net of income taxes of $(231) and $(92), respectively	(449)	(177)

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $(1), respectively (A)	—	(3)

PENSION

Change in plan assets and benefit obligations, net of income taxes of $59 and $57, respectively (B)	114	108

TOTAL OTHER COMPREHENSIVE LOSS	(335)	(72)

TOTAL COMPREHENSIVE INCOME	$2,083	$2,164

The accompanying notes are an integral part of the consolidated financial statements.

(A)	Amounts are included in net gains on sales or calls of securities on the Consolidated Statements of Income in total other income.
(B)	Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2013 and 2012

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474

Net income	—	—	—	2,236	—	2,236

Other comprehensive loss, net of taxes	—	—	—	—	(72)	(72)

Common stock shares issued (3,606 shares)	9	—	44	—	—	53

Cash dividends declared	—	—	—	(1,130)	—	(1,130)

BALANCE – MARCH 31, 2012	$15,030	$(728)	$9,044	$74,632	$583	$98,561

BALANCE – JANUARY 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

Net income	—	—	—	2,418	—	2,418

Other comprehensive loss, net of taxes	—	—	—	—	(335)	(335)

Common stock shares issued (4,762 shares)	12	—	78	—	—	90

Cash dividends declared	—	—	—	(1,133)	—	(1,133)

BALANCE – MARCH 31, 2013	$15,082	$(728)	$9,324	$79,173	$(547)	$102,304

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,418	$2,236
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans and foreclosed real estate, net of write-downs on foreclosed real estate	(267)	(5)
Earnings on investment in bank-owned life insurance	(241)	(238)
Gain on sales or calls of securities	—	(4)
Depreciation and amortization	506	510
Provision for loan losses	650	1,125
Net amortization of investment securities premiums	237	225
(Increase) decrease in interest receivable	(56)	19
Decrease in interest payable	(291)	(139)
Mortgage loans originated for sale	(10,690)	(2,888)
Proceeds from loans sold to others	14,772	1,060
(Increase) decrease in other assets	(581)	406
Increase (decrease) in other liabilities	154	(332)

Net Cash Provided by Operating Activities	6,611	1,975

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,028	—
Proceeds from maturities of investment securities available for sale	13,326	16,865
Purchase of investment securities held to maturity	(12,228)	—
Purchase of investment securities available for sale	(874)	(12,141)
Net decrease (increase) in loans	2,119	(10,522)
Redemption of restricted investment in bank stocks	552	342
Purchase of bank-owned life insurance	(140)	—
Capital expenditures	(233)	(574)
Proceeds from sale of foreclosed real estate	472	149

Net Cash Provided by (Used in) Investing Activities	4,022	(5,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	9,283	3,764
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(11,873)	1,398
Net decrease in short-term borrowings	(5,034)	(1,542)
Dividends paid	(1,133)	(1,130)
Common stock issued	90	53
Proceeds from long-term borrowings	—	10,000
Repayments on long-term borrowings	(7,062)	(1,058)

Net Cash (Used in) Provided by Financing Activities	(15,729)	11,485

Net (Decrease) Increase in Cash and Cash Equivalents	(5,096)	7,579

CASH AND CASH EQUIVALENTS — BEGINNING	51,385	22,623

CASH AND CASH EQUIVALENTS — ENDING	$46,289	$30,202

Interest paid	$1,423	$1,770
Incomes taxes paid	$725	$—
Loans transferred to foreclosed assets held for resale	$212	$517

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

ITEM 1 — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Corporation, along with seven other banks, entered into a joint venture to form BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC), an offshore reinsurance company. Each participating entity owned an insurance cell through which its premiums and losses from credit life, disability, and accident insurance are funded.  Each entity was responsible for the activity in its respective cell. The financial activity for the Corporation’s insurance cell has been included in the consolidated financial statements and is not material to the consolidated financial statements. The segregated portfolio was novated to a third party during 2012.

The Corporation’s primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position and the results of operations, comprehensive income, changes in stockholders’ equity, and cash flows. All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2012 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2013. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of March 31, 2013, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,966,216 and 5,946,443 weighted average shares of common stock outstanding for the three months ended March 31, 2013 and 2012, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit cost related to the non-contributory, defined benefit pension plan for the three month period ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Service cost	$194	$163
Interest cost	223	231
Expected return on plan assets	(489)	(443)
Amortization of net loss	163	153
Amortization of transition obligation	—	2
Amortization of prior service cost	10	10

Net Periodic Benefit Cost	$101	$116

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2012, that it had not yet determined the amount the Bank plans on contributing to the Plan in 2013. As of March 31, 2013, this contribution amount has still not been determined. Effective April 1, 2012, no inactive or former participant in the Plan will be eligible to again participate in the Plan, and no employee hired after March 31, 2012, will be eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 368 active, vested terminated, and retired persons in the Plan. There were 11 new hires in the first quarter of 2012 that are not enrolled in the Plan, but will be upon meeting the eligibility requirements.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,678,000 in standby letters of credit as of March 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2013, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE — MARCH 31, 2013	$5,165	$(5,712)	$(547)
BALANCE — DECEMBER 31, 2012	$5,614	$(5,826)	$(212)
BALANCE — MARCH 31, 2012	$5,816	$(5,233)	$583

6.              Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2013 and 2012, is as follows:

In thousands	Banking	Insurance	Total
2013
Net interest income and other income from external customers	$10,359	$1,120	$11,479
Income before income taxes	2,975	98	3,073
Total assets	1,026,155	9,884	1,036,039
Capital expenditures	226	7	233

2012
Net interest income and other income from external customers	$10,263	$1,193	$11,456
Income before income taxes	2,602	190	2,792
Total assets	1,010,248	10,487	1,020,735
Capital expenditures	502	72	574

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

Amortized cost and fair value of securities at March 31, 2013, and December 31, 2012, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2013
U.S. Government and agencies	$21,192	$897	$—	$22,089
Mortgage-backed securities	68,148	4,245	—	72,393
State and municipal	47,679	2,147	12	49,814
Corporate bonds	6,006	276	—	6,282
CRA mutual fund	1,044	43	—	1,087
Stock in other banks	627	226	—	853
	$144,696	$7,834	$12	$152,518

DECEMBER 31, 2012
U.S. Government and agencies	$23,225	$1,016	$—	$24,241
Mortgage-backed securities	75,816	4,767	—	80,583
State and municipal	49,568	2,246	10	51,804
Corporate bonds	7,008	286	8	7,286
CRA mutual fund	1,044	52	—	1,096
Stock in other banks	627	153	—	780
	$157,288	$8,520	$18	$165,790

SECURITIES HELD TO MATURITY

MARCH 31, 2013
U.S. Government and agencies	$30,099	$426	$98	$30,427
Mortgage-backed securities	31,163	237	84	31,316
	$61,262	$663	$182	$61,743
DECEMBER 31, 2012
U.S. Government and agencies	$30,115	$536	$6	$30,645
Mortgage-backed securities	20,044	298	7	20,335
	$50,159	$834	$13	$50,980

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013, and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2013
State and municipal	$1,601	$12	$—	$—	$1,601	$12

DECEMBER 31, 2012
State and municipal	$1,975	$10	$—	$—	$1,975	$10
Corporate bond	992	8	—	—	992	8
	$2,967	$18	$—	$—	$2,967	$18

SECURITIES HELD TO MATURITY

MARCH 31, 2013
U.S. Government and agencies	$13,020	$98	$—	$—	$13,020	$98
Mortgage-backed securities	11,044	84	—	—	11,044	84
	$24,064	$182	$—	$—	$24,064	$182

DECEMBER 31, 2012
U.S. Government and agencies	$2,994	$6	$—	$—	$2,994	$6
Mortgage-backed security	2,046	7	—	—	2,046	7
	$5,040	$13	$—	$—	$5,040	$13

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2013, four available for sale state and municipal bonds had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2013, ten held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2013, six held to maturity mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2013, management had not identified any securities with an unrealized loss that it intends or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2013, by contractual maturity, where applicable, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$2,319	$2,342	$—	$—
Over 1 year through 5 years	31,788	33,545	19,095	19,402
Over 5 years through 10 years	36,742	38,023	11,004	11,025
Over 10 years	4,028	4,275	—	—
Mortgage-backed securities	68,148	72,393	31,163	31,316
CRA mutual fund	1,044	1,087	—	—
Stock in other banks	627	853	—	—
	$144,696	$152,518	$61,262	$61,743

The Corporation did not realize any gross gains or losses on sales or calls of securities available for sale during the first quarter of 2013. The Corporation realized gross gains of $4,000 and $0 in gross losses on sales or calls of securities available for sale during the first quarter of 2012.

At March 31, 2013, and December 31, 2012, securities with a carrying value of $136,988,000 and $147,923,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

8.              Loans

The Corporation grants commercial, residential, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southcentral Pennsylvania and northern Maryland. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.

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

All interest accrued, but not collected, for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (the “allowance”) is established as losses are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition. The amount of the reserve for unfunded lending commitments is not material to the consolidated statements.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for the previous twelve quarters for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

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

Loans whose terms are modified are classified as troubled debt restructured loans if the Corporation grants such borrowers concessions that it would not otherwise consider and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, a below market interest rate given the risk associated with the loan, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time and, based on a well-documented credit evaluation of the borrower’s financial condition, there is reasonable assurance of repayment. Loans classified as troubled debt restructurings are generally designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into credit quality rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are generally evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio and economic conditions, management believes the current level of the allowance for loan losses is adequate.

Commercial and Industrial Lending — The Corporation originates commercial and industrial loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory, and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.

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

Commercial Real Estate Lending — The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation’s commercial loan portfolio is secured primarily by commercial retail space, office buildings, and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.

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

Commercial Real Estate Construction Lending — The Corporation engages in commercial real estate construction lending in its primary market area and surrounding areas. The Corporation’s commercial real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.

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

Residential Mortgage Lending — One-to-four family residential mortgage loan originations, including home equity closed-end loans, are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

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

Home Equity Lines of Credit Lending — The Corporation originates home equity lines of credit primarily within the Corporation’s market area or with customers primarily from the market area. Home equity lines of credit are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals.

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

Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market continues to be weak and property values deteriorate.

Consumer Lending — The Corporation offers a variety of unsecured and secured consumer loans, including those for vehicles and mobile homes and those secured by savings deposits. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2013, and December 31, 2012:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2013
Commercial and industrial	$46,749	$2,525	$2,200	$—	$51,474
Commercial real estate	201,786	22,039	17,115	—	240,940
Commercial real estate construction	7,190	4,838	7,151	—	19,179
Residential mortgage	319,042	4,390	3,294	—	326,726
Home equity lines of credit	50,856	1,734	257	—	52,847
Consumer	14,650	—	—	—	14,650
	$640,273	$35,526	$30,017	$—	$705,816

DECEMBER 31, 2012
Commercial and industrial	$44,072	$2,491	$2,441	$—	$49,004
Commercial real estate	205,449	20,379	17,191	—	243,019
Commercial real estate construction	7,354	9,820	1,980	—	19,154
Residential mortgage	321,986	4,502	2,348	—	328,836
Home equity lines of credit	51,096	1,776	258	—	53,130
Consumer	14,993	—	—	—	14,993
	$644,950	$38,968	$24,218	$—	$708,136

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2013, and December 31, 2012:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2013
Commercial and industrial	$146	$146	$29	$196	$1,310
Commercial real estate	237	276	7	11,765	12,209
Commercial real estate construction	5,384	5,384	1,806	854	1,128
Residential mortgage	1,398	1,398	415	932	1,257
	$7,165	$7,204	$2,257	$13,747	$15,904

DECEMBER 31, 2012
Commercial and industrial	$146	$146	$29	$195	$1,310
Commercial real estate	237	276	7	8,772	9,216
Commercial real estate construction	—	—	—	854	1,128
Residential mortgage	—	—	—	938	1,263
	$383	$422	$36	$10,759	$12,917

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2013 and 2012:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2013
Commercial and industrial	$146	$—	$195	$—
Commercial real estate	237	—	10,269	93
Commercial real estate construction	2,692	60	854	—
Residential mortgage	699	—	935	3
	$3,774	$60	$12,253	$96

MARCH 31, 2012
Commercial and industrial	$1,006	$—	$243	$—
Commercial real estate	517	—	7,421	—
Commercial real estate construction	839	—	1,779	—
Residential mortgage	44	—	1,512	—
	$2,406	$—	$10,955	$—

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013, and December 31, 2012:

In thousands	March 31, 2013	December 31, 2012

Commercial and industrial	$342	$341
Commercial real estate	4,942	4,472
Commercial real estate construction	854	854
Residential mortgage	2,013	660
	$8,151	$6,327

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of March 31, 2013, and December 31, 2012:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
MARCH 31, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$187
Commercial real estate	1,304	1,304	931
Commercial real estate construction	1,548	1,541	760
Total nonaccruing troubled debt restructurings	3,342	3,330	1,878
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	7,059
Residential mortgage	336	336	317
Total accruing troubled debt restructurings	7,454	7,506	7,376
Total troubled debt restructurings	$10,796	$10,836	$9,254
DECEMBER 31, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$187
Commercial real estate	1,304	1,304	953
Commercial real estate construction	1,548	1,541	760
Total nonaccruing troubled debt restructurings	3,342	3,330	1,900
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,494
Residential mortgage	336	336	321
Total accruing troubled debt restructurings	4,913	4,913	4,815
Total troubled debt restructurings	$8,255	$8,243	$6,715

All of the Corporation’s troubled debt restructured loans are also impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of March 31, 2013, there was one defaulted troubled debt restructured loan and all other troubled debt restructured loans were current with respect to their associated forbearance agreement. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, one was negotiated during 2011, three were negotiated during 2012, and one was negotiated to date in 2013.

There are forbearance agreements on all loans currently classified as troubled debt restructurings, and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2013:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
THREE MONTHS ENDED MARCH 31, 2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,593

There were no loans modified resulting in troubled debt restructurings during the three months ended March 31, 2012.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013, and December 31, 2012:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual or >90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2013
Commercial and industrial	$—	$66	$353	$419	$51,055	$51,474	$11
Commercial real estate	749	170	5,120	6,039	234,901	240,940	178
Commercial real estate construction	—	—	854	854	18,325	19,179	—
Residential mortgage	4,353	1,695	2,889	8,937	317,789	326,726	876
Home equity lines of credit	87	49	94	230	52,617	52,847	94
Consumer	24	104	—	128	14,522	14,650	—
	$5,213	$2,084	$9,310	$16,607	$689,209	$705,816	$1,159

DECEMBER 31, 2012
Commercial and industrial	$128	$—	$342	$470	$48,534	$49,004	$1
Commercial real estate	598	—	4,478	5,076	237,943	243,019	6
Commercial real estate construction	—	—	854	854	18,300	19,154	—
Residential mortgage	4,197	2,425	1,381	8,003	320,833	328,836	721
Home equity lines of credit	353	10	43	406	52,724	53,130	43
Consumer	8	4	—	12	14,981	14,993	—
	$5,284	$2,439	$7,098	$14,821	$693,315	$708,136	$771

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2013
Allowance for Loan Losses
Beginning balance - January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(36)	(35)	—	(114)	—	(23)	—	(208)
Recoveries	216	—	—	1	—	2	—	219
Provisions	(125)	(297)	1,583	475	(1)	53	(1,038)	650
Ending balance - March 31, 2013	$1,562	$6,244	$2,101	$4,083	$516	$665	$2,315	$17,486
Ending balance: individually evaluated for impairment	$29	$7	$1,806	$415	$—	$—	$—	$2,257
Ending balance: collectively evaluated for impairment	$1,533	$6,237	$295	$3,668	$516	$665	$2,315	$15,229

Loans Receivable
Ending balance	$51,474	$240,940	$19,179	$326,726	$52,847	$14,650	$—	$705,816
Ending balance: individually evaluated for impairment	$342	$12,002	$6,238	$2,330	$—	$—	$—	$20,912
Ending balance: collectively evaluated for impairment	$51,132	$228,938	$12,941	$324,396	$52,847	$14,650	$—	$684,904

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2012
Allowance for Loan Losses
Beginning Balance - January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(1,994)	(39)	—	(200)	(51)	(38)	—	(2,322)
Recoveries	2	250	—	—	—	1	—	253
Provisions	1,169	201	(7)	243	90	82	(653)	1,125
Ending balance - March 31, 2012	$1,759	$6,419	$541	$3,667	$546	$464	$1,142	$14,538
Ending balance: individually evaluated for impairment	$44	$66	$9	$—	$—	$—	$—	$119
Ending balance: collectively evaluated for impairment	$1,715	$6,353	$532	$3,667	$546	$464	$1,142	$14,419

Loans Receivable
Ending balance	$61,480	$236,068	$21,897	$315,381	$52,042	$15,536	$—	$702,404
Ending balance: individually evaluated for impairment	$279	$9,264	$2,623	$1,711	$—	$—	$—	$13,877
Ending balance: collectively evaluated for impairment	$61,201	$226,804	$19,274	$313,670	$52,042	$15,536	$—	$688,527

AS OF DECEMBER 31, 2012
Allowance for Loan Losses
Ending balance	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Ending balance: individually evaluated for impairment	$29	$7	$—	$—	$—	$—	$—	$36
Ending balance: collectively evaluated for impairment	$1,478	$6,569	$518	$3,721	$517	$633	$3,353	$16,789

Loans Receivables
Ending balance	$49,004	$243,019	$19,154	$328,836	$53,130	$14,993	$—	$708,136
Ending balance: individually evaluated for impairment	$341	$9,009	$854	$938	$—	$—	$—	$11,142
Ending balance: collectively evaluated for impairment	$48,663	$234,010	$18,300	$327,898	$53,130	$14,993	$—	$696,994

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at March 31, 2013, and December 31, 2012, are as follows:

Fair Value Measurements at March 31, 2013

In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$22,089	$—	$22,089	$—
Mortgage-backed securities		72,393	—	72,393	—
State and municipal		49,814	—	49,814	—
Corporate bonds		6,282	—	6,282	—
CRA mutual fund		1,087	1,087	—	—
Stock in other banks		853	853	—	—
Total securities available for sale	Recurring	$152,518	$1,940	$150,578	$—
Impaired loans	Nonrecurring	$6,969	$—	$—	$6,969
Foreclosed assets held for resale	Nonrecurring	$2,059	$—	$—	$2,059

Fair Value Measurements at December 31, 2012

In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$24,241	$—	$24,241	$—
Mortgage-backed securities		80,583	—	80,583	—
State and municipal		51,804	—	51,804	—
Corporate bonds		7,286	—	7,286	—
CRA mutual fund		1,096	1,096	—	—
Stock in other banks		780	780	—	—
Total securities available for sale	Recurring	$165,790	$1,876	$163,914	$—
Impaired loans	Nonrecurring	$2,415	$—	$—	$2,415
Foreclosed assets held for resale	Nonrecurring	$2,338	$—	$—	$2,338

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2013, and December 31, 2012:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statement of condition for cash and short-term instruments approximate those assets’ fair value. U.S. currency is Level 1 and cash equivalents are Level 2.

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

Long-Term Borrowings (Carried at Cost)

Fair values of Federal Home Loan Bank (FHLB) advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms, and remaining maturity.  The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Credit-Related Instruments

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2013, and December 31, 2012:

	March 31, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$11,967	$11,967	$5,048	$6,919	$—
Interest-bearing deposits in banks	34,322	34,322	34,322	—	—
Investment securities available for sale	152,518	152,518	1,940	150,578	—
Investment securities held to maturity	61,262	61,743	—	61,743	—
Loans held for sale	2,842	2,842	—	2,842	—
Loans, less allowance for loan losses	688,330	718,915	—	—	718,915
Accrued interest receivable	3,416	3,416	—	3,416	—
Restricted investment in bank stocks	4,766	4,766	—	4,766	—

Financial liabilities:
Deposits	831,586	832,626	—	832,626	—
Short-term borrowings	42,269	42,269	—	42,269	—
Long-term borrowings	52,892	55,014	—	55,014	—
Accrued interest payable	823	823	—	823	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2012
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,078	$19,078	$5,832	$13,246	$—
Interest-bearing deposits in banks	32,307	32,307	32,307	—	—
Investment securities available for sale	165,790	165,790	1,876	163,914	—
Investment securities held to maturity	50,159	50,980	—	50,980	—
Loans held for sale	6,687	6,687	—	6,687	—
Loans, less allowance for loan losses	691,311	724,982	—	—	724,982
Accrued interest receivable	3,360	3,360	—	3,360	—
Restricted investment in bank stocks	5,318	5,318	—	5,318	—

Financial liabilities:
Deposits	834,176	835,640	—	835,640	—
Short-term borrowings	47,303	47,303	—	47,303	—
Long-term borrowings	59,954	62,296	—	62,296	—
Accrued interest payable	1,114	1,114	—	1,114	—

Off-balance sheet financial instruments	—	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range

March 31, 2013
Impaired loans	$6,969	Appraisal of collateral	(1)	Appraisal adjustments	(2)	10 - 50%
Foreclosed assets held for resale	$2,059	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	10 - 50%

December 31, 2012
Impaired loans	$2,415	Appraisal of collateral	(1)	Appraisal adjustments	(2)	10 - 50%
Foreclosed assets held for resale	$2,338	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	10 - 50%

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

10.  Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Corporation does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Corporation could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty’s custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Corporation in a segregated custodial account under a tri-party agreement.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2013 and December 31, 2012:

		Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not offset in the Statements of Condition
Dollars in thousands	Gross Amounts of Recognized Liabilities	offset in the Statements of Condition	Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Repurchase agreements
Commercial Customers and Government Entities (a)	$42,269	$—	$42,269	$(42,269)	$—	$—

December 31, 2012
Repurchase agreements
Commercial Customers and Government Entities (a)	$47,303	$—	$47,303	$(47,303)	$—	$—

(a) As of March 31, 2013 and December 31, 2012, the fair value of securities pledged was $52,777 and $56,392, respectively.

11.       New Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the reporting period that were not already adopted.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; possible impacts of the capital and liquidity requirements proposed by the Basel III standards and other regulatory pronouncements, regulations, and rules; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating distinct business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, slow economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2012. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the three months ended March 31, 2013. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable under the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the consolidated statements of income in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Corporation’s ability to benefit from the asset in the future.

RESULTS OF OPERATIONS

Quarter ended March 31, 2013, compared to quarter ended March 31, 2012

Executive Summary

Net income for the three months ended March 31, 2013, was $2,418,000, compared to $2,236,000 for the same quarter in 2012, an increase of $182,000 or 8%. Earnings per share was $0.41 in 2013 and $0.38 in 2012. Net interest income decreased $106,000, or 1%, as decreases in interest income were not totally matched by decreases in interest expense. Provision for loan losses decreased $475,000, or 42%, based on adequacy analysis of the allowance for loan losses at the end of each period. Other income increased $129,000, or 5%, due to additional revenue from trust fiduciary activities and higher fees from mortgage sales. Other expenses increased $217,000, or 3%, due to a variety of higher expenditures.

Net Interest Income

Net interest income totaled $8,534,000 for the quarter ended March 31, 2013, compared to $8,640,000 for the same period in 2012, a decrease of $106,000 or 1%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank. Interest income decreased $605,000, or 6%, due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing. A significant share of earning assets was left in short-term money market type accounts because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first quarter of 2013, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $499,000, or 31%. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on March 15, 2013. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2013 was 3.51% compared to 3.60% during the same period in 2012. Also comparing the first quarter of 2013 to 2012, the yield on interest earning assets decreased by 0.34% and the cost of interest bearing liabilities decreased by 0.26%. The net interest margin was 3.60% for the first quarter of 2013 and 3.72% for the first quarter of 2012. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $963,206,000 during the first quarter of 2013, an increase of $30,062,000 from the average for the first quarter of 2012. Average interest bearing liabilities were $808,206,000 in the first quarter of 2013, an increase of $16,976,000 from the same quarter in 2012.

Provision for Loan Losses

The provision for loan losses was $650,000 in the first quarter of 2013 compared to $1,125,000 in the first quarter of 2012, a decrease of $475,000 or 42%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2013, the Corporation had net recoveries of $11,000, as compared to net charge-offs of $2,069,000 for the first quarter of 2012.

Other Income

Total other income was $2,945,000 for the three months ended March 31, 2013, up $129,000, or 5%, from the first quarter of 2012. Fees from deposit accounts decreased by $14,000, or 3%, due to varying volume. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 3% to $319,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $331,000 for the three months ended March 31, 2013, as compared to $288,000 during the first quarter of 2012, a 15% increase as a result of higher average asset market values under management and more estate fee income in the first quarter of 2013. Estate fee income is inherently sporadic in nature. Earnings on bank-owned life insurance increased by $3,000, or less than 1%, as a result of lower crediting rates mostly offsetting more insurance in force. At the Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $74,000, or 6%, to $1,131,000, due to lower “contingent” commissions. The contingent or extra commission payments from insurance carriers are mostly received in March and April of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable. Other income in the quarter ended March 31, 2013, was up by $165,000, or 75%, to $385,000 due to increased fees related to sales of residential mortgages.

Impairment Testing

RIG has certain long-lived assets, including purchased intangible assets subject to amortization, such as insurance books of business, and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. At the last test, commissions from insurance sales were up, although RIG’s stand alone net income decreased because of startup costs of a new business line and earned incentive payments. The testing for potential impairment involves methods that include both current and projected income amounts, and the fair value remained above the carrying value as of the annual impairment test date.

The results of the annual evaluations determined that there was no impairment of goodwill, including the testing at October 1, 2012. However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. A liability incurred at December 31, 2011, for contingent consideration owed on previous purchases of additional insurance books of business, did not unfavorably impact the fair value of RIG. The liability for further contingent consideration incurred was $338,000 compared to a maximum aggregate liability of $1,800,000 on two purchases that had a contingent consideration measurement date at December 31, 2011. The actual liability was lower than the potential maximum aggregate liability due to the uncertainties in retaining books of business in the current economic cycle. Should it be determined in a future period that goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $175,000, or 4%, when comparing the first quarter of 2013 to the same quarter a year ago. Overall, the net increase in salaries and employee benefits was the result of:

•                  increases from normal promotion and production-based incentive/bonus compensation to employees;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  increased costs associated with benefit plans other than the qualified pension plan; partially offset by,

•                  decreased defined benefit pension expense, which was down by $15,000, or 13%, when comparing the three months ended March 31, 2013, to March 31, 2012, resulting from higher 2012 investment performance offsetting a significant decrease in the discount rate from market rates at historically low levels.

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced low discount rates and fair value volatility. The Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the Plan and no inactive or former Plan participant shall be eligible to again participate in the Plan. In addition, a pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the Plan. The ACNB Plan has maintained a well-funded status.

Net occupancy expense increased by $22,000, or 4%, in part due to higher winter season expenses in 2013. Equipment expense increased by $47,000, or 8%, as a result of higher outsourced processing costs in 2013.

Professional services expense totaled $244,000 during the first quarter of 2013, as compared to $191,000 for the same period in 2012, an increase of $53,000 or 28%. The increase was due to more vendor attest engagements and problem loan legal expenses on smaller residential loans that did not adversely affect the provision for loan loss expense in the first quarter of 2013 compared to the first quarter of 2012.

Marketing and corporate relations expenses were similar in the first quarter of 2013 compared to the same period of 2012. Marketing expense will vary with the timing of advertising production and media expenditures to promote certain in-market consumer loans.

FDIC and regulatory expense for the first quarter of 2013 was $209,000, a decrease of $24,000, or 10%, from the first quarter of 2012. The decrease was due in part to improved risk ratings and a revised deposit insurance computation method. Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the recession.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expenses were ($21,000) and $65,000 for the quarters ended March 31, 2013 and 2012, respectively. The higher cost in 2012 was due to the number and varying mix of commercial and residential real estate collateral, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties.The first quarter of 2013 saw a net recovery from the benefit of a sale and expense recovery.  Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2013 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expenses increased by $15,000, or 7%, due to a state shareholders’ equity-based tax that increases annually regardless of income. Supplies and postage declined by 25% in part due to more electronic information delivery. Other operating expenses increased by $60,000, or 8%, in the first quarter of 2013, as compared to the first quarter of 2012. The increases were  centered in technology and corporate governance expenditures.

Provision for Income Taxes

The Corporation recognized income taxes of $655,000, or 21% of pretax income, during the first quarter of 2013, as compared to $556,000, or 20% of pretax income, during the same period in 2012. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). The income tax provision during the first quarters ended March 31, 2013 and 2012, included low-income housing tax credits of $170,000 and $139,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,036,000,000 at March 31, 2013, compared to $1,050,000,000 at December 31, 2012, and $1,021,000,000 at March 31, 2012. Average earning assets during the three months ended March 31, 2013, increased to $963,206,000 from $933,144,000 during the same period in 2012. Average interest bearing liabilities increased in 2013 to $808,206,000 from $791,230,000 in 2012, while average non-interest bearing deposits increased by $12,723,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The decrease in the securities portfolio in 2013 was mainly to deploy growth in deposits into a more suitable allocation to Federal Reserve balances that combined the desired combination of yield, liquidity, and manageable interest rate risk sensitivity. Investing into investment security portfolio assets was made more challenging due to the Federal Reserve Bank’s program called Quantitative Easing in which, by its open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2013, the securities balance included a net unrealized gain of $5,165,000, net of taxes, on available for sale securities on $144,696,000 amortized cost versus a net unrealized gain of $5,614,000, net of taxes, on $157,288,000 amortized cost at December 31, 2012, and a net unrealized gain of $5,816,000, net of taxes, on available for sale securities on $198,102,000 amortized cost at March 31, 2012. The decrease in fair value of securities during 2013 was a result of a lower amount of investments in the available for sale portfolio and changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and separate concerns about European sovereign debt offset the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve despite fair values being volatile on any given day in all periods presented. The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments. The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing. Please refer to Note 7 - Securities in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 - Fair Value Measurements in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $3,412,000, or 1%, from March 31, 2012, to March 31, 2013, and decreased by $2,320,000, or less than 1%, from December 31, 2012, to March 31, 2013. The year-over-year increase in loan volume was the result of determined efforts to lend to creditworthy borrowers subject to our disciplined standards, despite the continued difficult and uncertain economic conditions. The decrease in the first quarter of 2013 was caused by a number of large commercial loans paying off.  More payoffs are anticipated in the remainder of 2013 from the customers’ cash reserves or from refinancing at competing banks. During the first quarter of 2013, commercial purpose loans (both real estate secured and non-real estate secured) increased slightly, while local market portfolio residential mortgages declined due to customer preference for a 30-year fixed product, which is generally sold because of inherent interest rate risk. Commercial purpose segments increased $416,000, or less than 1%, as compared to December 31, 2012. These loans are spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $2,393,000, or less than 1%, as compared to December 31, 2012. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $379,600,000 total, $80,800,000 were residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens further and property values further deteriorate. Real estate construction loans included in commercial purpose segments exhibited no growth, as a result of the weak demand in the residential real estate market and because of stricter underwriting on this loan type due to the category’s credit attributes.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $108,527,000, or 15% of total loans, at March 31, 2013. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

•                  the current estimated fair value of underlying collateral; and,

•                  prevailing market conditions.

If management determines a loan is not impaired, a specific reserve allocation is not required. Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous twelve quarters for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

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

•                  the risk of imprecision in the specific and general reserve allocations;

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation specific and industry-wide hesitancy to prematurely release reserves at this time given that additional losses are probable. The Corporation has determined that the amount of provision in 2013 and the resulting allowance at March 31, 2013, are appropriate given the continuing level of risk in the loan portfolio. Management also believes the unallocated allowance is appropriate as the total amount of impaired loans is still elevated; low risk government loans were paid off in 2012; and, the growth in the loan portfolio is centered around commercial purpose type loans. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believed there was a strong possibility that these loans represented probable losses at March 31, 2013.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, on the overall analysis taking into account the methodology discussed above. The provision for the quarter ended March 31, 2013, was $475,000 less than the provision for the quarter ended March 31, 2012. Management believes that the decrease in the provision reflects that losses inherent in the portfolio were reflected in previous period provision expense and included in the unallocated portion of allowance.

Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio and economic conditions, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan losses at March 31, 2013, was $17,486,000, or 2.48% of loans, as compared to $14,538,000, or 2.07% of loans, at March 31, 2012, and $16,825,000, or 2.38% of loans, at December 31, 2012.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012
Beginning balance - January 1	$16,825	$15,482	$15,482
Provisions charged to operations	650	4,675	1,125
Recoveries on charged-off loans	219	425	253
Loans charged-off	(208)	(3,757)	(2,322)

Ending balance	$17,486	$16,825	$14,538

Loans past due 90 days and still accruing were $1,159,000 and nonaccrual loans were $8,151,000 as of March 31, 2013.  $1,878,000 of the nonaccrual balance at March 31, 2013, was troubled debt restructured loans. $7,376,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,245,000 at March 31, 2012, while nonaccruals were $8,969,000. $2,079,000 of the nonaccrual balance at March 31, 2012, was troubled debt restructured loans. $4,908,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $771,000 at December 31, 2012, while nonaccruals were $6,327,000. $1,900,000 of the nonaccrual balance at December 31, 2012, was troubled debt restructured loans. $4,815,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2013, March 31, 2012, and December 31, 2012, were approximately $9,105,000, $14,143,000 and $13,076,000, respectively.

A better understanding of the trends of the nonaccrual loans is obtained by a comparison back to previous periods.  Information on nonaccrual loans at March 31, 2013, as compared to December 31, 2012 and 2011, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2013
Residential real estate developments	3	$1,291	$268	$—	In market	2006 - 2010
Owner occupied commercial real estate	12	3,591	7	—	In market	1995 - 2012
Investment/rental commercial real estate	7	2,928	147	—	In market	2003 - 2010
Commercial and industrial	3	341	29	—	In market	2006 - 2007
Total	25	$8,151	$451	$—

December 31, 2012
Residential real estate developments	2	$854	$—	$389	In market	2006 - 2010
Owner occupied commercial real estate	12	3,137	7	83	In market	1995 - 2010
Investment/rental commercial real estate	6	1,995	—	606	In market	2003 - 2011
Commercial and industrial	3	341	29	1,954	In market	2006 - 2010
Total	23	$6,327	$36	$3,032

December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006 - 2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995 - 2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003 - 2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006 - 2008
Total	24	$12,846	$1,181	$4,301

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, between 1995 and 2012 for purposes listed in the classifications in the tables above.

Included in residential real estate developments at March 31, 2013, the Corporation had one impaired loan totaling $760,000 to finance a residential real estate development project in the Corporation’s primary trading area of southcentral Pennsylvania, which is in nonaccrual of interest status. The loan has standard terms and conditions, including repayment from the sales of the respective properties, and no interest reserves and was originated during the first half of 2006.  Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged down by $274,000 in the first quarter of 2011 due to a decline in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral in 2011. Because of the 2011 write-down and subsequent principal repayments, there was no specific valuation allowance at March 31, 2013. One smaller residential real estate development relationship, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral’s current fair value. Another smaller residential real estate development relationship, added in 2013, is not fully supported by the collateral’s current fair value because of a dispute on a prior lien. These two relationships totaled $531,000 and resulted in a specific allocation of $268,000.

Owner occupied commercial real estate at March 31, 2013, includes 12 unrelated loan relationships totaling $3,591,000, all of which have balances of less than $700,000 each, in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. These loans were originated between 1995 and 2012.  The  loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. One loan with a balance of $237,000 had a specific allocation of $7,000 in 2012 based on a current appraisal less estimated costs to sell. Another relationship with an outstanding balance of $285,000 has a government guarantee in addition to real estate collateral.

Investment/rental commercial real estate at March 31, 2013, includes seven unrelated loan relationships totaling $2,928,000 in which the real estate is collateral, and the purpose of which is for speculation, rental, or other non-owner occupied use. These loans were originated between 2003 and 2010. The loans in this category were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. One loan with a balance of $961,000 added in the first quarter of 2013 had a specific allocation of $147,000 based on a current appraisal less estimated costs to sell.

Included in impaired commercial and industrial loans at March 31, 2013, is a fully-disbursed line of credit originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, in the amount of  $186,000, with no specific valuation allowance at March 31, 2013, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. Subsequently, in the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status. The remaining smaller loans in this category are business loans impacted by the general economic downturn. One loan in this category had a specific allocation of $29,000 at March 31, 2013, which was derived by analyzing the latest borrower data for accounts receivable, which is the collateral on the loan. Another loan with an outstanding balance of $146,000 has an 80% government guarantee.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2013 and 2012 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $4,017,000 for 17 properties at March 31, 2013, compared to $4,247,000 for 15 properties at December 31, 2012. The increase in the number of properties was due to four unrelated parcels from the residential real estate category added in the first quarter of 2013, while two commercial residential development properties were sold. All remaining properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2013; however, the total amount and timing is currently not certain. A currently anticipated gain on a property sale in the second quarter of 2013 is expected to recover a substantial portion of the entire 2013 foreclosed real estate expense.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $831,586,000 as of March 31, 2013. Deposits increased by $43,629,000, or 6%, from March 31, 2012, to March 31, 2013, and decreased by $2,590,000, or less than 1%, from December 31, 2012, to March 31, 2013. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. 2012 had an additional increase due to the deposit of $20,000,000 in bond proceeds from a major customer. The drawdown of these deposits has commenced. In addition, deposits decreased in the first quarter of 2013 in part due to declines in retail certificates of deposits (CDs). CDs written in prior periods at higher interest rates are currently maturing, and some customers are unwilling to accept the current lower rates. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in past years, continued with recovered balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be further impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase. As of March 31, 2013, short-term borrowings were $42,269,000, as compared to $47,303,000 at December 31, 2012, and $44,420,000 at March 31, 2012.  Agreements to repurchase accounts are with the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2012, repurchase agreement balances were down due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term Federal Home Loan Bank (FHLB) borrowings at the end of any of the periods presented; although, they were used in the first quarter of 2012 to even out funding from seasonality in the deposit base. The average balance of the short-term borrowings with the FHLB was $7,300,000 during the first quarter of 2012. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, they include a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $52,892,000 at March 31, 2013, versus $59,954,000 at December 31, 2012, and $80,133,000 at March 31, 2012. The Corporation decreased long-term borrowings by paying off maturing FHLB advances from increased core deposits.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position. Total stockholders’ equity was $102,304,000 at March 31, 2013, compared to $101,264,000 at December 31, 2012, and $98,561,000 at March 31, 2012. Stockholders’ equity increased in the first three months of 2013 by $1,040,000 due to $1,285,000 in earnings retained in capital offsetting an increase in accumulated other comprehensive loss as a result of depreciation in the fair value of the investment portfolio, which offset an increase in pension plan assets and benefit obligations. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2013, ACNB earned $2,418,000 and paid dividends of $1,133,000 for a dividend payout ratio of 47%. During the first three months of 2012, ACNB earned $2,236,000 and paid dividends of $1,130,000 for a dividend payout ratio of 51%.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. In the first quarter of 2013, 4,762 shares were issued under this plan with proceeds in the amount of $90,000. In the first quarter of 2012, 3,606 shares were issued under this plan with proceeds in the amount of $53,000. Proceeds will be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2013, and December 31, 2012, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

While uncertainty exists in the final form of the U.S. rules implementing the Basel III framework, based on preliminary assessments of the proposed framework, ACNB currently believes the Corporation and its banking subsidiary will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis. ACNB will continue to review the final rules if and when promulgated, as well as will continue to analyze the impact of such rules on ACNB’s capital, operations and resources.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2013	December 31, 2012	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.49%	8.14%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.07%	12.80%	6.00%
Total risk-based capital ratio	14.34%	14.07%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2013, ACNB’s banking subsidiary had a borrowing capacity of approximately $389,874,000 from the FHLB, of which $338,874,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $254,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $42,269,000 and $47,303,000 at March 31, 2013, and December 31, 2012, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2013, the Corporation had unfunded outstanding commitments to extend credit of approximately $148,400,000 and outstanding standby letters of credit of approximately $4,678,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

JUMPSTART OUR BUSINESS STARTUPS (JOBS) ACT - In April 2012, President Obama signed the JOBS Act into law.  The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

While the JOBS Act is not expected to have any immediate application to the Corporation, and since April 2012 has had no material impact, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

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

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, on July 21, 2011, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance

Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by the stockholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE — Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumer’s ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on the Corporation’s lending activities or the Corporation’s statements of income or condition.

SUPERVISION AND REGULATION

Dividends

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result almost entirely from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank. For further information, please refer to Regulation of Bank below.

Regulation of Bank

The operations of the subsidiary bank are subject to statutes applicable to banks chartered under the banking laws of Pennsylvania, to state nonmember banks, and to banks whose deposits are insured by the FDIC. The subsidiary bank’s operations are also subject to regulations of the Pennsylvania Department of Banking and Securities, Federal Reserve, and FDIC.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2012. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2013, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2012. There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended March 31, 2013. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2013, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2013, there were no issued or outstanding shares of preferred stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - MINE SAFETY DISCLOSURES - NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2009.)

Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.)

Exhibit 10.1

ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.2

Salary Continuation Agreement — Applicable to Ronald L. Hankey. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.3

Executive Supplemental Life Insurance Plan — Applicable to Ronald L. Hankey, Thomas A. Ritter, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Commission on November 7, 2008.)

Exhibit 10.4

Director Supplemental Life Insurance Plan — Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan — Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 7 of this Form 10-Q.)

Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 15, 2013.)

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

ACNB CORPORATION (Registrant)

Date:	May 9, 2013	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)