Form 10-Q
period 2013-06-30
ACNB CORP
filed 2013-08-01
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2013

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

The number of shares of the Registrant’s Common Stock outstanding on July 26, 2013, was 6,043,616.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2013	June 30, 2012	December 31, 2012

ASSETS

Cash and due from banks	$15,398	$13,620	$19,078
Interest bearing deposits with banks	22,820	53,605	32,307

Total Cash and Cash Equivalents	38,218	67,225	51,385

Securities available for sale	141,536	188,711	165,790
Securities held to maturity, fair value $88,351; $29,011; $50,980	90,314	28,388	50,159
Loans held for sale	2,427	1,540	6,687
Loans, net of allowance for loan losses $17,239; $15,322; $16,825	683,357	676,984	691,311
Premises and equipment	15,147	14,723	15,131
Restricted investment in bank stocks	4,603	6,478	5,318
Investment in bank-owned life insurance	31,757	30,832	31,122
Investments in low-income housing partnerships	5,180	3,566	5,440
Goodwill	6,308	6,308	6,308
Intangible assets	2,089	2,730	2,409
Foreclosed assets held for resale	2,485	5,247	4,247
Other assets	15,435	14,587	14,688

Total Assets	$1,038,856	$1,047,319	$1,049,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$132,776	$115,616	$119,297
Interest bearing	693,609	702,346	714,879

Total Deposits	826,385	817,962	834,176

Short-term borrowings	51,250	42,601	47,303
Long-term borrowings	52,830	80,074	59,954
Other liabilities	6,595	6,772	7,298

Total Liabilities	937,060	947,409	948,731

STOCKHOLDERS’ EQUITY
Preferred Stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,043,616, 6,018,135 and 6,027,968 shares issued; 5,981,016, 5,955,535 and 5,965,368 shares outstanding	15,109	15,045	15,070
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,475	9,117	9,246
Retained earnings	80,360	75,630	77,888
Accumulated other comprehensive (loss) income	(2,420)	846	(212)

Total Stockholders’ Equity	101,796	99,910	101,264

Total Liabilities and Stockholders’ Equity	$1,038,856	$1,047,319	$1,049,995

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2013	2012	2013	2012

INTEREST INCOME
Loans, including fees	$7,980	$8,504	$16,234	$17,067
Securities:
Taxable	1,048	1,265	2,088	2,600
Tax-exempt	294	371	642	737
Dividends	6	4	10	7
Other	28	19	48	23

Total Interest Income	9,356	10,163	19,022	20,434

INTEREST EXPENSE
Deposits	560	872	1,221	1,788
Short-term borrowings	15	21	27	41
Long-term borrowings	443	702	902	1,397

Total Interest Expense	1,018	1,595	2,150	3,226

Net Interest Income	8,338	8,568	16,872	17,208

PROVISION FOR LOAN LOSSES	500	1,125	1,150	2,250

Net Interest Income after Provision for Loan Losses	7,838	7,443	15,722	14,958

OTHER INCOME
Service charges on deposit accounts	548	603	1,086	1,155
Income from fiduciary activities	312	356	643	644
Earnings on investment in bank-owned life insurance	254	242	495	480
Net gains on sales or calls of securities	—	3	—	7
Service charges on ATM and debit card transactions	356	323	675	632
Commissions from insurance sales	1,399	1,295	2,530	2,500
Other	271	243	656	463

Total Other Income	3,140	3,065	6,085	5,881

OTHER EXPENSES
Salaries and employee benefits	4,864	4,672	9,612	9,245
Net occupancy	493	497	1,008	990
Equipment	792	671	1,450	1,282
Other tax	232	170	470	393
Professional services	191	251	435	442
Supplies and postage	185	152	316	327
Marketing and corporate relations	113	90	212	190
FDIC and regulatory	192	218	401	451
Intangible assets amortization	161	161	321	321
Foreclosed real estate (income) expenses	(72)	165	(93)	230
Other operating	866	793	1,641	1,508

Total Other Expenses	8,017	7,840	15,773	15,379

Income before Income Taxes	2,961	2,668	6,034	5,460

PROVISION FOR INCOME TAXES	639	540	1,294	1,096

Net Income	$2,322	$2,128	$4,740	$4,364

PER SHARE DATA
Basic earnings	$0.38	$0.35	$0.79	$0.73
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2013	2012	2013	2012

NET INCOME	$2,322	$2,128	$4,740	$4,364

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(1,023), $81, $(1,254) and $(10), respectively	(1,987)	156	(2,436)	(21)

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $(1), $0 and $(2), respectively (A) (C)	—	(2)	—	(5)

PENSION

Change in plan assets and benefit obligations, net of income taxes of $59, $56, $118 and $113, respectively (B) (C)	114	109	228	217

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,873)	263	(2,208)	191

TOTAL COMPREHENSIVE INCOME	$449	$2,391	$2,532	$4,555

The accompanying notes are an integral part of the consolidated financial statements.

(A) Amounts are included in net gains on sales or calls of securities on the Consolidated Statements of Income in total other income.

(B) Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in other expenses.

(C) Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2013 and 2012

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474

Net income	—	—	—	4,364	—	4,364

Other comprehensive income, net of taxes	—	—	—	—	191	191

Common stock shares issued (9,726 shares)	24	—	117	—	—	141

Cash dividends declared	—	—	—	(2,260)	—	(2,260)

BALANCE — JUNE 30, 2012	$15,045	$(728)	$9,117	$75,630	$846	$99,910

BALANCE — JANUARY 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

Net income	—	—	—	4,740	—	4,740

Other comprehensive loss, net of taxes	—	—	—	—	(2,208)	(2,208)

Common stock shares issued (15,648 shares)	39	—	229	—	—	268

Cash dividends declared	—	—	—	(2,268)	—	(2,268)

BALANCE — JUNE 30, 2013	$15,109	$(728)	$9,475	$80,360	$(2,420)	$101,796

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,740	$4,364
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	(353)	(90)
(Gain) loss on sales of assets held for resale, including writedowns	(185)	58
Earnings on investment in bank-owned life insurance	(495)	(480)
Gain on sales or calls of securities	—	(7)
Depreciation and amortization	1,002	1,023
Provision for loan losses	1,150	2,250
Net amortization of investment securities premiums	483	426
Decrease in accrued interest receivable	160	228
Decrease in accrued interest payable	(378)	(224)
Mortgage loans originated for sale	(16,699)	(8,940)
Proceeds from sales of loans originated for sale	21,312	7,827
Decrease in other assets	490	1,303
Increase (decrease) in other liabilities	21	(75)

Net Cash Provided by Operating Activities	11,248	7,663

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	5,319	1,056
Proceeds from maturities of investment securities available for sale	27,177	38,417
Purchase of investment securities held to maturity	(45,695)	(19,429)
Purchase of investment securities available for sale	(6,875)	(18,342)
Net decrease (increase) in loans	6,366	(2,060)
Redemption of restricted investment in bank stocks	715	668
Purchase of bank-owned life insurance	(140)	(1,941)
Capital expenditures	(699)	(944)
Proceeds from sale of foreclosed real estate	2,385	944

Net Cash Used in Investing Activities	(11,447)	(1,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	13,479	3,369
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(21,270)	31,798
Net increase (decrease) in short-term borrowings	3,947	(3,361)
Dividends paid	(2,268)	(2,260)
Common stock issued	268	141
Proceeds from long-term borrowings	—	10,000
Repayments on long-term borrowings	(7,124)	(1,117)

Net Cash (Used in) Provided by Financing Activities	(12,968)	38,570

Net (Decrease) Increase in Cash and Cash Equivalents	(13,167)	44,602

CASH AND CASH EQUIVALENTS — BEGINNING	51,385	22,623

CASH AND CASH EQUIVALENTS — ENDING	$38,218	$67,225

Interest paid	$2,528	$3,450
Incomes taxes paid	$2,225	$—
Loans transferred to foreclosed assets held for resale	$438	$1,812

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2012 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2013. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of June 30, 2013, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,969,089 and 5,948,433 weighted average shares of common stock outstanding for the six months ended June 30, 2013 and 2012, respectively, and 5,971,929 and 5,950,424 for the three months ended June 30, 2013 and 2012, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit cost related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Service cost	$194	$163	$388	$326
Interest cost	223	231	446	462
Expected return on plan assets	(489)	(443)	(978)	(886)
Amortization of net loss	163	153	326	306
Amortization of transition obligation	—	2	—	4
Amortization of prior service cost	10	10	20	20

Net Periodic Benefit Cost	$101	$116	$202	$232

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2012, that it had not yet determined the amount the Bank planned on contributing to the Plan in 2013. As of June 30, 2013, this contribution amount has still not been determined. Effective April 1, 2012, no inactive or former participant in the Plan will be eligible to again participate in the Plan, and no employee hired after March 31, 2012, will be eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 368 active, vested terminated, and retired persons in the Plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,301,000 in standby letters of credit as of June 30, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2013, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE — JUNE 30, 2013	$3,178	$(5,598)	$(2,420)
BALANCE — DECEMBER 31, 2012	$5,614	$(5,826)	$(212)
BALANCE — JUNE 30, 2012	$5,970	$(5,124)	$846

6.              Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2013 and 2012, is as follows:

In thousands	Banking	Insurance	Total
2013
Net interest income and other income from external customers	$20,443	$2,514	$22,957
Income before income taxes	5,657	377	6,034
Total assets	1,029,276	9,580	1,038,856
Capital expenditures	692	7	699

2012
Net interest income and other income from external customers	$20,605	$2,484	$23,089
Income before income taxes	5,049	411	5,460
Total assets	1,036,693	10,626	1,047,319
Capital expenditures	872	72	944

Segment information for the three month periods ended June 30, 2013 and 2012, is as follows:

In thousands	Banking	Insurance	Total
2013
Net interest income and other income from external customers	$10,084	$1,394	$11,478
Income before income taxes	2,682	279	2,961
Total assets	1,029,276	9,580	1,038,856
Capital expenditures	466	—	466

2012
Net interest income and other income from external customers	$10,342	$1,291	$11,633
Income before income taxes	2,447	221	2,668
Total assets	1,036,693	10,626	1,047,319
Capital expenditures	370	—	370

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

Amortized cost and fair value of securities at June 30, 2013, and December 31, 2012, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2013
U.S. Government and agencies	$21,159	$659	$—	$21,818
Mortgage-backed securities, residential	61,068	2,752	55	63,765
State and municipal	41,821	1,325	276	42,870
Corporate bonds	11,005	211	47	11,169
CRA mutual fund	1,044	9	—	1,053
Stock in other banks	627	234	—	861
	$136,724	$5,190	$378	$141,536

DECEMBER 31, 2012
U.S. Government and agencies	$23,225	$1,016	$—	$24,241
Mortgage-backed securities, residential	75,816	4,767	—	80,583
State and municipal	49,568	2,246	10	51,804
Corporate bonds	7,008	286	8	7,286
CRA mutual fund	1,044	52	—	1,096
Stock in other banks	627	153	—	780
	$157,288	$8,520	$18	$165,790

SECURITIES HELD TO MATURITY

JUNE 30, 2013
U.S. Government and agencies	$37,551	$295	$614	$37,232
Mortgage-backed securities, residential	52,763	—	1,644	51,119
	$90,314	$295	$2,258	$88,351
DECEMBER 31, 2012
U.S. Government and agencies	$30,115	$536	$6	$30,645
Mortgage-backed securities, residential	20,044	298	7	20,335
	$50,159	$834	$13	$50,980

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013, and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2013
Mortgage-backed securities, residential	$6,659	$55	$—	$—	$6,659	$55
State and municipal	$11,262	$276	$—	$—	$11,262	$276
Corporate bonds	$4,953	$47	$—	$—	$4,953	$47
	$22,874	$378	$—	$—	$22,874	$378

DECEMBER 31, 2012
State and municipal	$1,975	$10	$—	$—	$1,975	$10
Corporate bond	992	8	—	—	992	8
	$2,967	$18	$—	$—	$2,967	$18

SECURITIES HELD TO MATURITY

JUNE 30, 2013
U.S. Government and agencies	$26,925	$614	$—	$—	$26,925	$614
Mortgage-backed securities, residential	51,119	1,644	—	—	51,119	1,644
	$78,044	$2,258	$—	$—	$78,044	$2,258

DECEMBER 31, 2012
U.S. Government and agencies	$2,994	$6	$—	$—	$2,994	$6
Mortgage-backed security, residential	2,046	7	—	—	2,046	7
	$5,040	$13	$—	$—	$5,040	$13

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2013, five available for sale mortgage-backed securities, residential, had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2013, twenty-five available for sale state and municipal bonds had unrealized losses that individually did not exceed 6% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2013, one available for sale corporate bond had an unrealized loss that individually did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2013, eighteen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2013, thirty held to maturity mortgage-backed securities, residential, had unrealized losses that individually did not exceed 8% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2013, management had not identified any securities with an unrealized loss that it intends or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2013, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$4,134	$4,214	$10,012	$10,308
Over 1 year through 5 years	32,316	33,666	9,074	8,939
Over 5 years through 10 years	33,875	34,194	18,465	17,985
Over 10 years	3,660	3,783	—	—
Mortgage-backed securities, residential	61,068	63,765	52,763	51,119
CRA mutual fund	1,044	1,053	—	—
Stock in other banks	627	861	—	—
	$136,724	$141,536	$90,314	$88,351

The Corporation did not realize any gross gains or losses on sales or calls of securities available for sale during the second quarter of 2013. The Corporation realized gross gains of $3,000 and $0 in gross losses on sales or calls of securities available for sale during the second quarter of 2012. For the six month period ended June 30, 2013, the Corporation did not realized any gross gains or losses on sales or calls of securities available for sale. For the six month period ended June 30, 2012, the Corporation realized gross gains of $7,000 and $0 in gross losses on sales or calls of securities available for sale.

At June 30, 2013, and December 31, 2012, securities with a carrying value of $134,594,000 and $147,923,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2013, and December 31, 2012:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2013
Commercial and industrial	$40,707	$2,600	$3,265	$—	$46,572
Commercial real estate	199,289	20,507	17,677	—	237,473
Commercial real estate construction	4,668	3,488	6,367	—	14,523
Residential mortgage	326,755	4,452	3,592	—	334,799
Home equity lines of credit	50,694	1,849	354	—	52,897
Consumer	14,332	—	—	—	14,332
	$636,445	$32,896	$31,255	$—	$700,596

DECEMBER 31, 2012
Commercial and industrial	$44,072	$2,491	$2,441	$—	$49,004
Commercial real estate	205,449	20,379	17,191	—	243,019
Commercial real estate construction	7,354	9,820	1,980	—	19,154
Residential mortgage	321,986	4,502	2,348	—	328,836
Home equity lines of credit	51,096	1,776	258	—	53,130
Consumer	14,993	—	—	—	14,993
	$644,950	$38,968	$24,218	$—	$708,136

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2013, and December 31, 2012:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2013
Commercial and industrial	$—	$—	$—	$187	$1,302
Commercial real estate	—	—	—	12,587	13,030
Commercial real estate construction	4,526	4,526	1,306	788	1,062
Residential mortgage	1,290	1,290	370	834	1,159
	$5,816	$5,816	$1,676	$14,396	$16,553

DECEMBER 31, 2012
Commercial and industrial	$146	$146	$29	$195	$1,310
Commercial real estate	237	276	7	8,772	9,216
Commercial real estate construction	—	—	—	854	1,128
Residential mortgage	—	—	—	938	1,263
	$383	$422	$36	$10,759	$12,917

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2013 and 2012:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2013
Commercial and industrial	$73	$—	$191	$—
Commercial real estate	119	—	12,176	93
Commercial real estate construction	4,955	60	821	—
Residential mortgage	1,344	—	883	3
	$6,491	$60	$14,071	$96

JUNE 30, 2012
Commercial and industrial	$22	$—	$229	$—
Commercial real estate	1,046	—	8,568	—
Commercial real estate construction	839	—	933	—
Residential mortgage	—	—	1,605	—
	$1,907	$—	$11,335	$—

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2013 and 2012:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
June 30, 2013
Commercial and industrial	$97	$—	$193	$—
Commercial real estate	158	—	11,041	359
Commercial real estate construction	3,303	135	832	—
Residential mortgage	896	—	902	6
	$4,454	$135	$12,968	$365

June 30, 2012
Commercial and industrial	$671	$—	$236	$—
Commercial real estate	788	—	7,825	—
Commercial real estate construction	560	—	1,493	—
Residential mortgage	29	—	1,508	—
	$2,048	$—	$11,062	$—

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013, and December 31, 2012:

In thousands	June 30, 2013	December 31, 2012

Commercial and industrial	$187	$341
Commercial real estate	5,573	4,472
Commercial real estate construction	788	854
Residential mortgage	1,810	660
	$8,358	$6,327

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of June 30, 2013, and December 31, 2012:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
JUNE 30, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$178
Commercial real estate	1,021	1,021	677
Commercial real estate construction	1,548	1,541	694
Total nonaccruing troubled debt restructurings	3,059	3,047	1,549
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	7,014
Residential mortgage	336	336	314
Total accruing troubled debt restructurings	7,454	7,506	7,328
Total troubled debt restructurings	$10,513	$10,553	$8,877
DECEMBER 31, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$187
Commercial real estate	1,304	1,304	953
Commercial real estate construction	1,548	1,541	760
Total nonaccruing troubled debt restructurings	3,342	3,330	1,900
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,494
Residential mortgage	336	336	321
Total accruing troubled debt restructurings	4,913	4,913	4,815
Total troubled debt restructurings	$8,255	$8,243	$6,715

All of the Corporation’s troubled debt restructured loans are also impaired loans, which resulted in a specific allocation and, subsequently, a charge-off as appropriate. During the three and six months ended June 30, 2013,  one troubled debt restructured loan defaulted in the amount of $237,000 and all other troubled debt restructured loans were current with respect to their associated forbearance agreement. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010, three were negotiated during 2012, and one was negotiated during 2013.

There are forbearance agreements on all loans currently classified as troubled debt restructurings, and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2013:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
THREE MONTHS ENDED JUNE 30, 2013
Troubled debt restructurings:	—	$—	$—	$—

SIX MONTHS ENDED JUNE 30, 2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,593

There were no loans modified resulting in troubled debt restructurings during the three and six months ended June 30, 2012.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013, and December 31, 2012:

In thousands	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual or >90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2013
Commercial and industrial	$24	$1	$205	$230	$46,342	$46,572	$18
Commercial real estate	531	—	5,573	6,104	231,369	237,473	—
Commercial real estate construction	—	—	788	788	13,735	14,523	—
Residential mortgage	184	1,694	3,821	5,699	329,100	334,799	2,011
Home equity lines of credit	144	—	95	239	52,658	52,897	95
Consumer	21	7	4	32	14,300	14,332	4
	$904	$1,702	$10,486	$13,092	$687,504	$700,596	$2,128

DECEMBER 31, 2012
Commercial and industrial	$128	$—	$342	$470	$48,534	$49,004	$1
Commercial real estate	598	—	4,478	5,076	237,943	243,019	6
Commercial real estate construction	—	—	854	854	18,300	19,154	—
Residential mortgage	4,197	2,425	1,381	8,003	320,833	328,836	721
Home equity lines of credit	353	10	43	406	52,724	53,130	43
Consumer	8	4	—	12	14,981	14,993	—
	$5,284	$2,439	$7,098	$14,821	$693,315	$708,136	$771

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2013
Allowance for Loan Losses
Beginning balance - April 1, 2013	$1,562	$6,244	$2,101	$4,083	$516	$665	$2,315	$17,486
Charge-offs	(56)	(109)	—	(482)	—	(106)	—	(753)
Recoveries	5	—	—	—	—	1	—	6
Provisions	(41)	(283)	(559)	548	15	266	554	500
Ending balance - June 30, 2013	$1,470	$5,852	$1,542	$4,149	$531	$826	$2,869	$17,239

Beginning balance - January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(92)	(144)	—	(596)	—	(129)	—	(961)
Recoveries	221	—	—	1	—	3	—	225
Provisions	(166)	(580)	1,024	1,023	14	319	(484)	1,150
Ending balance - June 30, 2013	$1,470	$5,852	$1,542	$4,149	$531	$826	$2,869	$17,239
Ending balance: individually evaluated for impairment	$—	$—	$1,306	$370	$—	$—	$—	$1,676
Ending balance: collectively evaluated for impairment	$1,470	$5,852	$236	$3,779	$531	$826	$2,869	$15,563

Loans Receivable
Ending balance	$46,572	$237,473	$14,523	$334,799	$52,897	$14,332	$—	$700,596
Ending balance: individually evaluated for impairment	$187	$12,587	$5,314	$2,124	$—	$—	$—	$20,212
Ending balance: collectively evaluated for impairment	$46,385	$224,886	$9,209	$332,675	$52,897	$14,332	$—	$680,384

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2012
Allowance for Loan Losses
Beginning Balance - April 1, 2012	$1,759	$6,419	$541	$3,667	$546	$464	$1,142	$14,538
Charge-offs	(93)	—	(380)	(9)	—	(13)	—	(495)
Recoveries	6	—	148	—	—	—	—	154
Provisions	(157)	(50)	228	(25)	(24)	54	1,099	1,125
Ending balance - June 30, 2012	$1,515	$6,369	$537	$3,633	$522	$505	$2,241	$15,322

Beginning Balance - January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,087)	(39)	(380)	(209)	(51)	(51)	—	(2,817)
Recoveries	8	250	148	—	—	1	—	407
Provisions	1,012	151	221	218	66	136	446	2,250
Ending balance - June 30, 2012	$1,515	$6,369	$537	$3,633	$522	$505	$2,241	$15,322
Ending balance: individually evaluated for impairment	$—	$274	$—	$—	$—	$—	$—	$274
Ending balance: collectively evaluated for impairment	$1,515	$6,095	$537	$3,633	$522	$505	$2,241	$15,048

Loans Receivable
Ending balance	$51,010	$234,974	$19,055	$319,395	$52,173	$15,699	$—	$692,306
Ending balance: individually evaluated for impairment	$222	$9,964	$922	$1,498	$—	$—	$—	$12,606
Ending balance: collectively evaluated for impairment	$50,788	$225,010	$18,133	$317,897	$52,173	$15,699	$—	$679,700

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2012
Allowance for Loan Losses
Ending balance	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Ending balance: individually evaluated for impairment	$29	$7	$—	$—	$—	$—	$—	$36
Ending balance: collectively evaluated for impairment	$1,478	$6,569	$518	$3,721	$517	$633	$3,353	$16,789

Loans Receivable
Ending balance	$49,004	$243,019	$19,154	$328,836	$53,130	$14,993	$—	$708,136
Ending balance: individually evaluated for impairment	$341	$9,009	$854	$938	$—	$—	$—	$11,142
Ending balance: collectively evaluated for impairment	$48,663	$234,010	$18,300	$327,898	$53,130	$14,993	$—	$696,994

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at June 30, 2013, and December 31, 2012, are as follows:

Fair Value Measurements at June 30, 2013

In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,818	$—	$21,818	$—
Mortgage-backed securities, residential		63,765	—	63,765	—
State and municipal		42,870	—	42,870	—
Corporate bonds		11,169	—	11,169	—
CRA mutual fund		1,053	1,053	—	—
Stock in other banks		861	861	—	—
Total securities available for sale	Recurring	$141,536	$1,914	$139,622	$—
Impaired loans	Nonrecurring	$6,118	$—	$—	$6,118
Foreclosed assets held for resale	Nonrecurring	$590	$—	$—	$590

Fair Value Measurements at December 31, 2012

In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$24,241	$—	$24,241	$—
Mortgage-backed securities, residential		80,583	—	80,583	—
State and municipal		51,804	—	51,804	—
Corporate bonds		7,286	—	7,286	—
CRA mutual fund		1,096	1,096	—	—
Stock in other banks		780	780	—	—
Total securities available for sale	Recurring	$165,790	$1,876	$163,914	$—
Impaired loans	Nonrecurring	$2,415	$—	$—	$2,415
Foreclosed assets held for resale	Nonrecurring	$2,338	$—	$—	$2,338

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2013, and December 31, 2012:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2013, and December 31, 2012:

	June 30, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$15,398	$15,398	$7,928	$7,470	$—
Interest-bearing deposits in banks	22,820	22,820	22,820	—	—
Investment securities available for sale	141,536	141,536	1,914	139,622	—
Investment securities held to maturity	90,314	88,351	—	88,351	—
Loans held for sale	2,427	2,427	—	2,427	—
Loans, less allowance for loan losses	683,357	704,447	—	—	704,447
Accrued interest receivable	3,200	3,200	—	3,200	—
Restricted investment in bank stocks	4,603	4,603	—	4,603	—

Financial liabilities:
Deposits	826,385	826,943	—	826,943	—
Short-term borrowings	51,250	51,250	—	51,250	—
Long-term borrowings	52,830	54,614	—	54,614	—
Accrued interest payable	736	736	—	736	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2012
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,078	$19,078	$5,832	$13,246	$—
Interest-bearing deposits in banks	32,307	32,307	32,307	—	—
Investment securities available for sale	165,790	165,790	1,876	163,914	—
Investment securities held to maturity	50,159	50,980	—	50,980	—
Loans held for sale	6,687	6,687	—	6,687	—
Loans, less allowance for loan losses	691,311	724,982	—	—	724,982
Accrued interest receivable	3,360	3,360	—	3,360	—
Restricted investment in bank stocks	5,318	5,318	—	5,318	—

Financial liabilities:
Deposits	834,176	835,640	—	835,640	—
Short-term borrowings	47,303	47,303	—	47,303	—
Long-term borrowings	59,954	62,296	—	62,296	—
Accrued interest payable	1,114	1,114	—	1,114	—

Off-balance sheet financial instruments	—	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2013
Impaired loans	$6,118	Appraisal of collateral	(1)	Appraisal adjustments	(2)	(10) - (50)%	(24)%
Foreclosed assets held for resale	$590	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	(10) - (50)%	(34)%

December 31, 2012
Impaired loans	$2,415	Appraisal of collateral	(1)	Appraisal adjustments	(2)	(10) - (50)%	(16)%
Foreclosed assets held for resale	$2,338	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	(10) - (50)%	(40)%

(1) Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2) Appraisals may be adjusted downwards by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, or age of the appraisal.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2013 and December 31, 2012:

			Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not offset in the Statements of Condition
Dollars in thousands		Gross Amounts of Recognized Liabilities	offset in the Statements of Condition	Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2013
Repurchase agreements
Commercial Customers and Government Entities	(a)	$51,250	$—	$51,250	$(51,250)	$—	$—

December 31, 2012
Repurchase agreements
Commercial Customers and Government Entities	(a)	$47,303	$—	$47,303	$(47,303)	$—	$—

(a) As of June 30, 2013 and December 31, 2012, the fair value of securities pledged in connection with repurchase agreements was $57,389 and $56,392, respectively.

11.       New Accounting Pronouncements

ASU 2013-08

In June 2013, the Financial Accounting Standards Boards (FASB) issued Accounting Standard Update (ASU) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP. The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The amendments in this Update also revise the measurement guidance in Topic 946 such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests.

The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited.

The Corporation does not expect that this standard will have a significant impact on its consolidated financial condition or results of operations.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations, and rules; ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating distinct business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, slow economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2012. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the six months ended June 30, 2013. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable under the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2013, compared to quarter ended June 30, 2012

Executive Summary

Net income for the three months ended June 30, 2013, was $2,322,000, compared to $2,128,000 for the same quarter in 2012, an increase of $194,000 or 9%. Earnings per share was $0.38 in 2013 and $0.35 in 2012. Net interest income decreased $230,000, or 3%, as decreases in interest income were not totally matched by decreases in interest expense. Provision for loan losses decreased $625,000, or 56%, based on adequacy analysis of the allowance for loan losses at the end of each period. Other income increased $75,000, or 2%, due to additional revenue from the insurance subsidiary and higher fees from mortgage sales. Other expenses increased $177,000, or 2%, due to a variety of higher expenditures.

Net Interest Income

Net interest income totaled $8,338,000 for the quarter ended June 30, 2013, compared to $8,568,000 for the same period in 2012, a decrease of $230,000 or 3%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. Interest income decreased $807,000, or 8%, due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing. A portion of earning assets was left in short-term money market type accounts during the 2013 second quarter because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the second quarter of 2013, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $577,000, or 36%. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on March 15, 2013. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2013 was 3.38% compared to 3.49% during the same period in 2012. Also comparing the second quarter of 2013 to 2012, the yield on interest earning assets decreased by 0.39% and the cost of interest bearing liabilities decreased by 0.28%. The net interest margin was 3.47% for the second quarter of 2013 and 3.62% for the second quarter of 2012. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $966,082,000 during the second quarter of 2013, an increase of $13,050,000 from the average for the second quarter of 2012. Average interest bearing liabilities were $799,276,000 in the second quarter of 2013, a decrease of $4,526,000 from the same quarter in 2012.

Provision for Loan Losses

The provision for loan losses was $500,000 in the second quarter of 2013 compared to $1,125,000 in the second quarter of 2012, a decrease of $625,000 or 56%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. More specifically, even though substandard increased, provision expense was down because the increase in substandard was largely in credits that had low or no specific allocations because of appraised values in excess of the loan balance. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2013, the Corporation had net charge-offs of $747,000, as compared to net charge-offs of $341,000 for the second quarter of 2012.

Other Income

Total other income was $3,140,000 for the three months ended June 30, 2013, up $75,000, or 2%, from the second quarter of 2012. Fees from deposit accounts decreased by $55,000, or 9%, due to varying volume. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 10% to $356,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $312,000 for the three months ended June 30, 2013, as compared to $356,000 during the second quarter of 2012, a 12% decrease as a result of less estate fee income in the second quarter of 2013. Estate fee income is inherently sporadic in nature. Earnings on bank-owned life insurance increased by $12,000, or 5%, as a result more insurance in force. At the Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $104,000, or 8%, to $1,399,000, due to timing on receipt of “contingent” commissions. The contingent or extra commission payments from insurance carriers are mostly received in March and April of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable. Other income in the quarter ended June 30, 2013, was up by $28,000, or 12%, to $271,000 due to increased fees related to sales of residential mortgages.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $192,000, or 4%, when comparing the second quarter of 2013 to the same quarter a year ago. Overall, the net increase in salaries and employee benefits was the result of:

•                  increases from normal promotion and production-based incentive/bonus compensation to employees;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  increased costs associated with benefit plans other than the qualified pension plan; partially offset by,

•                  decreased defined benefit pension expense, which was down by $15,000, or 13%, when comparing the three months ended June 30, 2013, to June 30, 2012, resulting from higher 2012 investment performance offsetting a significant decrease in the discount rate from market rates at historically low levels.

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

Net occupancy expense decreased by $4,000, or 1%, in part due to preventative maintenance programs. Equipment expense increased by $121,000, or 18%, as a result of higher outsourced processing costs and small ticket technology upgrades in 2013.

Professional services expense totaled $191,000 during the second quarter of 2013, as compared to $251,000 for the same period in 2012, a decrease of $60,000 or 24%. The decrease was due to lower corporate governance and problem loan legal expenses.

Marketing and corporate relations expenses were $23,000 or 26% higher in the second quarter of 2013 compared to the same period of 2012. Marketing expense will vary with the timing of advertising production and media expenditures to promote certain in-market consumer loans.

FDIC and regulatory expense for the second quarter of 2013 was $192,000, a decrease of $26,000, or 12%, from the second quarter of 2012. The decrease was primarily due to improved risk ratings . Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the recession.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expenses were ($72,000) and $165,000 for the quarters ended June 30, 2013 and 2012, respectively. The higher cost in 2012 was due to the number and varying mix of commercial and residential real estate collateral, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The second quarter of 2013 saw a net recovery from the benefit of a final sale on a property that had been written down and incurred significant carrying costs in previous periods. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2013 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired. It is not expected that a similar recovery booked in the second quarter will recur.

Other tax expenses increased by $62,000, or 36%, due to a state shareholders’ equity-based tax that has increased annually regardless of income and a 2012 recovery from a sales tax challenge. Supplies and postage increased by 23% in part due to periodic large envelope reorders. Other operating expenses increased by $73,000, or 9%, in the second quarter of 2013, as compared to the second quarter of 2012. The increases were centered in technology and corporate governance expenditures.

Provision for Income Taxes

The Corporation recognized income taxes of $639,000, or 22% of pretax income, during the second quarter of 2013, as compared to $540,000, or 20% of pretax income, during the same period in 2012. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). Tax exempt investments have been allowed to run off due to concerns of interest rate risk of these investments. The income tax provision during the second quarters ended June 30, 2013 and 2012, included low-income housing tax credits of $170,000 and $139,000, respectively.

Six months ended June 30, 2013, compared to six months ended June 30, 2012

Executive Summary

Net income for the six months ended June 30, 2013, was $4,740,000, compared to $4,364,000 for the same six months in 2012, an increase of $376,000 or 9%. Earnings per share was $0.79 in 2013 and $0.73 in 2012. Net interest income decreased $336,000, or 2%, as decreases in interest income were not totally matched by decreases in interest expense. Provision for loan losses decreased $1,100,000, or 49%, based on adequacy analysis of the allowance for loan losses at the end of each period. Other income increased $204,000, or 3%, due to additional revenue from higher fees from mortgage sales. Other expenses increased $394,000, or 3%, due to a variety of higher expenditures.

Net Interest Income

Net interest income totaled $16,872,000 for the six months ended June 30, 2013, compared to $17,208,000 for the same period in 2012, a decrease of $336,000 or 2%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. The sharp spike in market rates at the end of June 2013 had little effect on the second quarter results, except to lower fair values on the security portfolio. Interest income decreased $1,412,000, or 7%, due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing. A portion of earning assets was left in short-term money market type accounts because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the second quarter of 2013, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $1,076,000, or 33%. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on March 15, 2013. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2013 was 3.45% compared to 3.54% during the same period in 2012. Also comparing the first six months of 2013 to 2012, the yield on interest earning assets decreased by 0.37% and the cost of interest bearing liabilities decreased by 0.27%. The net interest margin was 3.53% for the first six months of 2013 and 3.67% for the same period in 2012. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $964,644,000 during the first six months of 2013, an increase of $21,556,000 from the average for the first six months of 2012. Average interest bearing liabilities were $803,741,000 in the first six months of 2013, an increase of $6,225,000 from the same six months in 2012.

Provision for Loan Losses

The provision for loan losses was $1,150,000 in the first six months of 2013 compared to $2,250,000 in the first six months of 2012, a decrease of $1,100,000 or 49%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. More specifically, even though substandard increased, provision expense was down because the increase in substandard was largely in credits that had low or no specific allocations because of appraised values in excess of the loan balance. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2013, the Corporation had net charge-offs of $736,000, as compared to net charge-offs of $2,410,000 for the first six months of 2012.

Other Income

Total other income was $6,085,000 for the six months ended June 30, 2013, up $204,000, or 3%, from the first six months of 2012. Fees from deposit accounts decreased by $69,000, or 6%, due to varying volume. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 7% to $675,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust management services, totaled $643,000 for the six months ended June 30, 2013, as compared to $644,000 during the first six months of 2012, a less than 1% decrease as a result of higher average asset market values under management mostly offsetting lower estate fee income in the second quarter of 2013. Estate fee income is inherently sporadic in nature. Earnings on bank-owned life insurance increased by $15,000, or 3%, as a result of lower crediting rates being offset by more insurance in force. At the Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $30,000, or 1%, to $2,530,000, with improved recurring revenue offsetting lower “contingent” commissions. The contingent or extra commission payments from insurance carriers are mostly received in March and April of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Pressure on RIG net income is expected to continue in this business line, and contingent commissions are not predictable. Other income in the six months ended June 30, 2013, was up by $193,000, or 42%, to $656,000 due to increased, but slowing, fees related to sales of residential mortgages.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $367,000, or 4%, when comparing the first six months of 2013 to the same period a year ago. Overall, the net increase in salaries and employee benefits was the result of:

•                  increases from normal promotion and production-based incentive/bonus compensation to employees;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  health insurance, covering a substantial portion of employees, although stable is projected to increase;

•                  increased costs associated with benefit plans other than the qualified pension plan; partially offset by,

•                  decreased defined benefit pension expense, which was down by $31,000, or 13%, when comparing the six months ended June 30, 2013, to June 30, 2012, resulting from higher 2012 investment performance offsetting a significant decrease in the discount rate from market rates at historically low levels.

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

Net occupancy expense increased by $18,000, or 2%, in part due to higher winter season expenses in first quarter 2013. Equipment (technology) expense increased by $168,000, or 13%, as a result of higher outsourced processing and small ticket electronic products costs in 2013.

Professional services expense totaled $435,000 during the first six months of 2013, as compared to $442,000 for the same period in 2012, a decrease of $7,000 or 2%. The decrease was due to lower corporate governance legal expenses.

Marketing and corporate relations expenses were up $22,000 or 12% in the first six months of 2013 compared to the same period of 2012. Marketing expense will vary with the timing of advertising production and media expenditures to promote certain in-market consumer loans. In addition, 2013 saw production costs involved in a future redesigned bank website.

FDIC and regulatory expense for the first six months of 2013 was $401,000, a decrease of $50,000, or 11%, from the same period in 2012. The decrease was primarily due to improved risk ratings. Over the last several years, much higher expense was required of all FDIC-insured banks to restore the deposit insurance fund due to the cost of protecting depositors’ accounts at failed banks during the recession.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expenses were ($93,000) and $230,000 for the six months ended June 30, 2013 and 2012, respectively. The higher cost in 2012 was due to the number and varying mix of commercial and residential real estate collateral, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Year to date through the second quarter of 2013 saw a net recovery from the benefit of a sale and expense recovery. This was a one time event not expected to recur. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2013, depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expenses increased by $77,000, or 20%, due to a state shareholders’ equity-based tax had increased annually regardless of income and a 2012 $54,000 recovery from a sales tax challenge. Supplies and postage declined by 3% in part due to more electronic information delivery. Other operating expenses increased by $133,000, or 9%, in the first six months of 2013, as compared to the first six months of 2012. The increases were centered in technology and corporate governance expenditures.

Provision for Income Taxes

The Corporation recognized income taxes of $1,294,000, or 21% of pretax income, during the first six months of 2013, as compared to $1,096,000, or 20% of pretax income, during the same period in 2012. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). The income tax provision during the six months ended June 30, 2013 and 2012, included low-income housing tax credits of $339,000 and $278,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,039,000,000 at June 30, 2013, compared to $1,050,000,000 at December 31, 2012, and $1,047,000,000 at June 30, 2012. Average earning assets during the six months ended June 30, 2013, increased to $965,000,000 from $943,000,000 during the same period in 2012. Average interest bearing liabilities increased in 2013 to $804,000,000 from $798,000,000 in 2012, while average non-interest bearing deposits increased by $15,000,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The increase in the securities portfolio in 2013 was mainly to deploy available funds into a more suitable allocation than Federal Reserve balances. Investing into investment security portfolio assets was made more challenging due to the Federal Reserve Bank’s program called Quantitative Easing in which, by its open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At June 30, 2013, the securities balance included a net unrealized gain of $3,178,000, net of taxes, on available for sale securities on $136,724,000 amortized cost versus a net unrealized gain of $5,614,000, net of taxes, on $157,288,000 amortized cost at December 31, 2012, and a net unrealized gain of $5,970,000, net of taxes, on available for sale securities on $198,102,000 amortized cost at June 30, 2012. The decrease in fair value of securities during 2013 was a result of a lower amount of investments in the available for sale portfolio and changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. More specifically, an increase in market rates after comments by Federal Reserve Chairman Bernanke in late June caused a sharp spike in market rates which in turn lowers the value of most securities already owned. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and separate concerns about European sovereign debt offset the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve despite fair values being volatile on any given day in all periods presented.

At June 30, 2013, the securities balance included held to maturity securities with an amortized cost of $90,314,000 and with a fair value of $88,351,000, compared to an amortized cost of $50,159,000 and a fair value of $50,980,000 at December 31, 2012, compared to an amortized cost of $28,388,000 and a fair value of $29,011,000 at June 30, 2012. The held to maturity securities are U.S. government agency debentures and pass through mortgage backed securities in which the full payment of principal and interest is guaranteed, however because of prevailing low interest rates at purchase are projected not to be practicable to sale for liquidity needs in future periods. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access liquidity for Bank needs for the FHLB Bank borrowings.

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

Loans

Loans outstanding increased by $8,290,000, or 1%, from June 30, 2012, to June 30, 2013, and decreased by $7,540,000, or 1%, from December 31, 2012, to June 30, 2013. The year-over-year increase in loan volume was the result of determined efforts to lend to creditworthy borrowers subject to our disciplined standards, despite the continued uncertain economic conditions. The decrease in the first six months of 2013 was caused by a number of large commercial loans paying off by refinancing elsewhere for better rates or more lenient terms. More payoffs are anticipated in the remainder of 2013 from the customers’ cash reserves or from refinancing at competing banks. During the first six months of 2013, commercial purpose loans (both real estate secured and non-real estate secured) decreased, while local market portfolio residential mortgages increased despite customer preference for a 30-year fixed product, which is generally sold because of inherent interest rate risk. Commercial purpose segments decreased $12,609,000, or 4%, as compared to December 31, 2012. These loans are spread among diverse categories that include commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $5,730,000, or 2%, as compared to December 31, 2012. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $387,700,000 total, $84,950,000 were residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens further and property values further deteriorate. Real estate construction loans included in commercial purpose segments exhibited no growth, as a result of the weak demand in the residential real estate market and because of stricter underwriting on this loan type due to the category’s credit attributes.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $104,910,000, or 26% of total loans, at June 30, 2013. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation specific and industry-wide hesitancy to prematurely release reserves at this time given that additional losses are probable. The Corporation has determined that the amount of provision in 2013 and the resulting allowance at June 30, 2013, are appropriate given the continuing level of risk in the loan portfolio. Management also believes the unallocated allowance is appropriate as the total amount of impaired loans is still elevated; low risk government loans were paid off in 2012. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believed there was a strong possibility that these loans represented probable losses at June 30, 2013.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses on the overall analysis taking into account the methodology discussed above. The provision for the quarter ended June 30, 2013, was $625,000 less than the provision for the quarter ended June 30, 2012. More specifically, even though substandard increased, provision expense was down because the increase in substandard was largely in credits that had low or no specific allocations because of appraised values in excess of the loan balance. Management believes that the decrease in the provision reflects that losses inherent in the portfolio were reflected in previous period provision expense and included in the unallocated portion of allowance.

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

The allowance for loan losses at June 30, 2013, was $17,239,000, or 2.46% of loans, as compared to $15,322,000, or 2.21% of loans, at June 30, 2012, and $16,825,000, or 2.38% of loans, at December 31, 2012.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012
Beginning balance - January 1	$16,825	$15,482	$15,482
Provisions charged to operations	1,150	4,675	2,250
Recoveries on charged-off loans	225	425	407
Loans charged-off	(961)	(3,757)	(2,817)

Ending balance	$17,239	$16,825	$15,322

Loans past due 90 days and still accruing were $2,128,000 and nonaccrual loans were $8,358,000 as of June 30, 2013.  $1,549,000 of the nonaccrual balance at June 30, 2013, was troubled debt restructured loans. $7,328,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $892,000 at June 30, 2012, while nonaccruals were $7,730,000. $2,024,000 of the nonaccrual balance at June 30, 2012, was troubled debt restructured loans. $4,876,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $771,000 at December 31, 2012, while nonaccruals were $6,327,000. $1,900,000 of the nonaccrual balance at December 31, 2012, was troubled debt restructured loans. $4,815,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at June 30, 2013, June 30, 2012, and December 31, 2012, were approximately $11,043,000, $10,600,000 and $13,076,000, respectively.

A better understanding of the trends of the nonaccrual loans is obtained by a comparison back to previous periods. Information on nonaccrual loans at June 30, 2013, as compared to December 31, 2012 and 2011, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2013
Residential real estate developments	3	$1,225	$214	$—	In market	2006 - 2010
Owner occupied commercial real estate	13	4,235	—	109	In market	1995 - 2012
Investment/rental commercial real estate	6	2,711	156	101	In market	2003 - 2010
Commercial and industrial	2	187	—	22	In market	2006 - 2007
Total	24	$8,358	$370	$232

December 31, 2012
Residential real estate developments	2	$854	$—	$389	In market	2006 - 2010
Owner occupied commercial real estate	12	3,137	7	83	In market	1995 - 2010
Investment/rental commercial real estate	6	1,995	—	606	In market	2003 - 2011
Commercial and industrial	3	341	29	1,954	In market	2006 - 2010
Total	23	$6,327	$36	$3,032

December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006 - 2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995 - 2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003 - 2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006 - 2008
Total	24	$12,846	$1,181	$4,301

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, between 1995 and 2012 for purposes listed in the classifications in the tables above.

Included in residential real estate developments at June 30, 2013, the Corporation had one impaired loan totaling $694,000 to finance a residential real estate development project in the Corporation’s primary trading area of southcentral Pennsylvania, which is in nonaccrual of interest status. The loan has standard terms and conditions, including repayment from the sales of the respective properties, and no interest reserves and was originated during the first half of 2006.  Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged down by $274,000 in the first quarter of 2011 due to a decline in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral in 2011. Because of the 2011 write-down and subsequent principal repayments, there was no specific valuation allowance at June 30, 2013. One smaller residential real estate development relationship, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral’s current fair value. Another smaller residential real estate development relationship, added in 2013 after the borrower filed Chapter 13 bankruptcy, is not fully supported by the collateral’s current fair value because of a dispute on a prior lien. These two relationships totaled $437,000 and resulted in a specific allocation of $214,000 based on new appraisals received in the second quarter 2013. Legal action has commenced on resolving the issues on this credit.

Owner occupied commercial real estate at June 30, 2013, includes 13 unrelated loan relationships totaling $4,235,000, 12 of which have balances of less than $700,000 each, in which real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. These loans were originated between 1995 and 2012. The loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. One prior loan with a balance of $237,000 was moved to foreclosed assets held for sale after a charge off of $109,000 in the second quarter. Another relationship was added to nonaccrual in the second quarter of 2013 after the loan matured with no response from the borrowers. It had an outstanding balance of $925,000 on farm land that appears to be adequately secured by real estate collateral awaiting new appraisals. A smaller loan in the amount of $164,000 was added to nonaccrual and collection efforts continue on this loan.

Investment/rental commercial real estate at June 30, 2013, includes six unrelated loan relationships totaling $2,711,000 in which the real estate is collateral, and the purpose of which is for speculation, rental, or other non-owner occupied use. These loans were originated between 2003 and 2010. The loans in this category were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. One loan with a balance of $853,000 added in the first quarter of 2013 had a specific allocation of $156,000 based on a current appraisal less estimated costs to sell.

Included in impaired commercial and industrial loans at June 30, 2013, is a fully-disbursed line of credit originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, in the amount of $178,000, with no specific valuation allowance at June 30, 2013, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. Subsequently, in the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status. The remaining smaller loans in this category are business loans impacted by the general economic downturn. Two loans were settled in the second quarter of 2013, one with no loss due to a guarantee and the other with a $22,000 charge-off which was less than the previous specific allocation.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $2,485,000 for 15 properties at June 30, 2013, compared to $4,247,000 for 15 properties at December 31, 2012. The decrease in the carrying value was due to five unrelated commercial purpose parcels sold while five different and unrelated smaller value residential and small commercial real estate were added in 2013. All remaining properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2013; however, the total amount and timing is currently not certain. A realized final gain on a property sold in the second quarter of 2013 more than offset the other 2013 foreclosed real estate expense year to date as of June 30, 2013.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $826,385,000 as of June 30, 2013. Deposits increased by $8,423,000, or 1%, from June 30, 2012, to June 30, 2013, and decreased by $7,791,000, or less than 1%, from December 31, 2012, to June 30, 2013. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. 2012 had an additional increase due to the deposit of $20,000,000 in bond proceeds from a major customer. The drawdown of these deposits has commenced. In addition, deposits decreased in the first half of 2013 in part due to declines in retail certificates of deposits (CDs). CDs written in prior periods at higher interest rates are currently maturing, and some customers are unwilling to accept the current lower rates. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in past years, continued with recovered balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be further impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised of securities sold under agreements to repurchase. As of June 30, 2013, short-term borrowings were $51,250,000, as compared to $47,303,000 at December 31, 2012, and $42,601,000 at June 30, 2012.  Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2012, repurchase agreement balances were up due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term Federal Home Loan Bank (FHLB) borrowings at the end of any of the periods presented; although, they were last used in the first quarter of 2012 to even out funding from seasonality in the deposit base and would be used again in such circumstances. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, they include a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $52,830,000 at June 30, 2013, versus $59,954,000 at December 31, 2012, and $80,074,000 at June 30, 2012. The Corporation decreased long-term borrowings by paying off maturing FHLB advances from increased core deposits. An additional $7,000,000 mature in the third quarter 2013 which currently are projected to be paid off.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position. Total stockholders’ equity was $101,796,000 at June 30, 2013, compared to $101,264,000 at December 31, 2012, and $99,910,000 at June 30, 2012. Stockholders’ equity increased in the first six months of 2013 by $532,000 due to $2,472,000 in earnings retained in capital offsetting an increase in accumulated other comprehensive loss as a result of depreciation in the fair value of the investment portfolio, which offset an increase in pension plan assets and benefit obligations. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2013, ACNB earned $4,740,000 and paid dividends of $2,268,000 for a dividend payout ratio of 48%. During the first six months of 2012, ACNB earned $4,364,000 and paid dividends of $2,260,000 for a dividend payout ratio of 52%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year to date June 30, 2013, 15,648 shares were issued under this plan with proceeds in the amount of $268,000. Year to date June 30, 2012, 9,726 shares were issued under this plan with proceeds in the amount of $141,000. Proceeds will be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2013, and December 31, 2012, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•                  A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.

•                  A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•                  A minimum leverage ratio of 4%.

In addition, the final rules establishes a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

The Corporation is in the process of assessing the impact of these changes on the regulatory ratios of the Corporation and the bank on the capital, operations, liquidity and earnings of the Corporation and bank.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2013	December 31, 2012	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.55%	8.14%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.21%	12.80%	6.00%
Total risk-based capital ratio	14.47%	14.07%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2013, ACNB’s banking subsidiary had a borrowing capacity of approximately $384,598,000 from the FHLB, of which $333,598,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $250,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $51,250,000 and $47,303,000 at June 30, 2013, and December 31, 2012, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2013, the Corporation had unfunded outstanding commitments to extend credit of approximately $167,400 and outstanding standby letters of credit of approximately $4,301,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2013, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2012. There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended June 30, 2013. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2013, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2013, there were no issued or outstanding shares of preferred stock.

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

ACNB CORPORATION (Registrant)

Date:	August 1, 2013	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)