Form 10-Q
period 2013-09-30
ACNB CORP
filed 2013-11-01
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

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

The number of shares of the Registrant’s Common Stock outstanding on November 1, 2013, was 5,986,661.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2013	September 30, 2012	December 31, 2012

ASSETS

Cash and due from banks	$16,371	$12,338	$19,078
Interest bearing deposits with banks	2,856	52,165	32,307

Total Cash and Cash Equivalents	19,227	64,503	51,385

Securities available for sale	135,163	175,889	165,790
Securities held to maturity, fair value $94,667; $48,971; $50,980	96,255	48,016	50,159
Loans held for sale	603	3,618	6,687
Loans, net of allowance for loan losses $16,797; $15,993; $16,825	701,251	686,082	691,311
Premises and equipment	15,545	14,529	15,131
Restricted investment in bank stocks	4,189	5,887	5,318
Investment in bank-owned life insurance	32,003	30,876	31,122
Investments in low-income housing partnerships	5,233	5,562	5,440
Goodwill	6,308	6,308	6,308
Intangible assets	1,928	2,570	2,409
Foreclosed assets held for resale	1,608	4,901	4,247
Other assets	15,217	14,282	14,688

Total Assets	$1,034,530	$1,063,023	$1,049,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$130,110	$119,086	$119,297
Interest bearing	689,121	712,265	714,879

Total Deposits	819,231	831,351	834,176

Short-term borrowings	57,418	52,926	47,303
Long-term borrowings	47,767	70,015	59,954
Other liabilities	7,094	7,054	7,298

Total Liabilities	931,510	961,346	948,731

STOCKHOLDERS’ EQUITY
Preferred Stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,049,261, 6,023,320 and 6,027,968 shares issued; 5,986,661, 5,960,720 and 5,965,368 shares outstanding	15,123	15,058	15,070
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,557	9,183	9,246
Retained earnings	81,532	76,802	77,888
Accumulated other comprehensive (loss) income	(2,464)	1,362	(212)

Total Stockholders’ Equity	103,020	101,677	101,264

Total Liabilities and Stockholders’ Equity	$1,034,530	$1,063,023	$1,049,995

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2013	2012	2013	2012

INTEREST INCOME
Loans, including fees	$7,840	$8,484	$24,074	$25,551
Securities:
Taxable	1,078	1,158	3,166	3,758
Tax-exempt	280	393	922	1,130
Dividends	6	4	16	11
Other	16	28	64	51

Total Interest Income	9,220	10,067	28,242	30,501

INTEREST EXPENSE
Deposits	500	864	1,721	2,652
Short-term borrowings	17	19	44	60
Long-term borrowings	419	643	1,321	2,040

Total Interest Expense	936	1,526	3,086	4,752

Net Interest Income	8,284	8,541	25,156	25,749

PROVISION FOR LOAN LOSSES	150	1,125	1,300	3,375

Net Interest Income after Provision for Loan Losses	8,134	7,416	23,856	22,374

OTHER INCOME
Service charges on deposit accounts	596	648	1,682	1,803
Income from fiduciary activities	333	288	976	932
Earnings on investment in bank-owned life insurance	246	255	741	735
Gain on life insurance proceeds	—	63	—	63
Net gains on sales or calls of securities	—	—	—	7
Service charges on ATM and debit card transactions	376	323	1,051	955
Commissions from insurance sales	1,079	1,133	3,609	3,633
Other	217	262	873	725

Total Other Income	2,847	2,972	8,932	8,853

OTHER EXPENSES
Salaries and employee benefits	4,546	4,527	14,158	13,772
Net occupancy	463	487	1,471	1,477
Equipment	727	573	2,177	1,855
Other tax	199	221	669	614
Professional services	232	186	667	628
Supplies and postage	127	141	443	468
Marketing and corporate relations	81	67	293	257
FDIC and regulatory	191	189	592	640
Intangible assets amortization	160	160	481	481
Foreclosed real estate expenses	503	116	410	346
Other operating	817	825	2,458	2,334

Total Other Expenses	8,046	7,492	23,819	22,872

Income before Income Taxes	2,935	2,896	8,969	8,355

PROVISION FOR INCOME TAXES	627	592	1,921	1,687

Net Income	$2,308	$2,304	$7,048	$6,668

PER SHARE DATA
Basic earnings	$0.39	$0.39	$1.18	$1.12
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2013	2012	2013	2012

NET INCOME	$2,308	$2,304	$7,048	$6,668

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(82), $208, $(1,336) and $196, respectively	(159)	407	(2,595)	386

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $0 and $(2), respectively (A) (C)	—	—	—	(5)

PENSION

Change in plan assets and benefit obligations, net of income taxes of $58, $56, $176 and $170, respectively (B) (C)	115	109	343	326

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(44)	516	(2,252)	707

TOTAL COMPREHENSIVE INCOME	$2,264	$2,820	$4,796	$7,375

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2013 and 2012

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474

Net income	—	—	—	6,668	—	6,668

Other comprehensive income, net of taxes	—	—	—	—	707	707

Common stock shares issued (14,911 shares)	37	—	183	—	—	220

Cash dividends declared	—	—	—	(3,392)	—	(3,392)

BALANCE – SEPTEMBER 30, 2012	$15,058	$(728)	$9,183	$76,802	$1,362	$101,677

BALANCE – JANUARY 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

Net income	—	—	—	7,048	—	7,048

Other comprehensive loss, net of taxes	—	—	—	—	(2,252)	(2,252)

Common stock shares issued (21,293 shares)	53	—	311	—	—	364

Cash dividends declared	—	—	—	(3,404)	—	(3,404)

BALANCE – SEPTEMBER 30, 2013	$15,123	$(728)	$9,557	$81,532	$(2,464)	$103,020

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,048	$6,668
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	(417)	(192)
Loss on sales of assets held for resale, including writedowns	173	143
Earnings on investment in bank-owned life insurance	(741)	(735)
Gain on life insurance proceeds	—	(63)
Gain on sales or calls of securities	—	(7)
Depreciation and amortization	1,500	1,527
Provision for loan losses	1,300	3,375
Net amortization of investment securities premiums	739	657
Decrease in accrued interest receivable	226	87
Decrease in accrued interest payable	(419)	(109)
Mortgage loans originated for sale	(18,882)	(19,534)
Proceeds from sales of loans originated for sale	25,383	16,445
Decrease in other assets	861	1,594
Increase in other liabilities	734	257

Net Cash Provided by Operating Activities	17,505	10,113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	7,223	1,576
Proceeds from maturities of investment securities available for sale	33,202	51,695
Purchase of investment securities held to maturity	(53,689)	(39,651)
Purchase of investment securities available for sale	(6,875)	(18,341)
Net increase in loans	(11,741)	(12,283)
Redemption of restricted investment in bank stocks	1,129	1,259
Investment in low-income housing project	(249)	(2,106)
Purchase of bank-owned life insurance	(140)	(1,940)
Capital expenditures	(1,433)	(1,092)
Proceeds from life insurance death benefits	—	273
Proceeds from sale of foreclosed real estate	2,967	1,205

Net Cash Used in Investing Activities	(29,606)	(19,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	10,813	6,839
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(25,758)	41,717
Net increase in short-term borrowings	10,115	6,964
Dividends paid	(3,404)	(3,392)
Common stock issued	364	220
Proceeds from long-term borrowings	2,000	10,000
Repayments on long-term borrowings	(14,187)	(11,176)

Net Cash (Used in) Provided by Financing Activities	(20,057)	51,172

Net (Decrease) Increase in Cash and Cash Equivalents	(32,158)	41,880

CASH AND CASH EQUIVALENTS — BEGINNING	51,385	22,623

CASH AND CASH EQUIVALENTS — ENDING	$19,227	$64,503

Interest paid	$3,505	$4,861
Incomes taxes paid	$2,225	$250
Loans transferred to foreclosed assets held for resale	$501	$1,812

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2012 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2013. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of September 30, 2013, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,973,418 and 5,951,102 weighted average shares of common stock outstanding for the nine months ended September 30, 2013 and 2012, respectively, and 5,981,936 and 5,956,380 for the three months ended September 30, 2013 and 2012, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit cost related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Service cost	$194	$163	$582	$488
Interest cost	223	231	669	694
Expected return on plan assets	(489)	(443)	(1,467)	(1,329)
Amortization of net loss	163	153	489	459
Amortization of transition obligation	—	2	—	7
Amortization of prior service cost	10	10	30	30

Net Periodic Benefit Cost	$101	$116	$303	$349

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2012, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2013. As of September 30, 2013, this contribution amount has still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 368 active, vested terminated, and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had  $4,285,000 in standby letters of credit as of September 30, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2013, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE — SEPTEMBER 30, 2013	$3,019	$(5,483)	$(2,464)
BALANCE — DECEMBER 31, 2012	$5,614	$(5,826)	$(212)
BALANCE — SEPTEMBER 30, 2012	$6,377	$(5,015)	$1,362

6.              Segment Reporting

Russell Insurance Group, Inc. (RIG) is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2013 and 2012, is as follows:

In thousands	Banking	Insurance	Total
2013
Net interest income and other income from external customers	$30,786	$3,302	$34,088
Income before income taxes	8,470	499	8,969
Total assets	1,024,946	9,584	1,034,530
Capital expenditures	1,426	7	1,433

2012
Net interest income and other income from external customers	$31,117	$3,485	$34,602
Income before income taxes	7,857	498	8,355
Total assets	1,052,755	10,268	1,063,023
Capital expenditures	1,020	72	1,092

Segment information for the three month periods ended September 30, 2013 and 2012, is as follows:

In thousands	Banking	Insurance	Total
2013
Net interest income and other income from external customers	$10,343	$788	$11,131
Income before income taxes	2,813	122	2,935
Total assets	1,024,946	9,584	1,034,530
Capital expenditures	734	—	734

2012
Net interest income and other income from external customers	$10,512	$1,001	$11,513
Income before income taxes	2,809	87	2,896
Total assets	1,052,755	10,268	1,063,023
Capital expenditures	148	—	148

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

Amortized cost and fair value of securities at September 30, 2013, and December 31, 2012, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2013
U.S. Government and agencies	$21,127	$642	$—	$21,769
Mortgage-backed securities, residential	55,282	2,646	46	57,882
State and municipal	41,508	1,209	268	42,449
Corporate bonds	11,004	205	49	11,160
CRA mutual fund	1,044	4	—	1,048
Stock in other banks	627	228	—	855
	$130,592	$4,934	$363	$135,163

DECEMBER 31, 2012
U.S. Government and agencies	$23,225	$1,016	$—	$24,241
Mortgage-backed securities, residential	75,816	4,767	—	80,583
State and municipal	49,568	2,246	10	51,804
Corporate bonds	7,008	286	8	7,286
CRA mutual fund	1,044	52	—	1,096
Stock in other banks	627	153	—	780
	$157,288	$8,520	$18	$165,790

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2013
U.S. Government and agencies	$37,539	$221	$742	$37,018
Mortgage-backed securities, residential	58,716	71	1,138	57,649
	$96,255	$292	$1,880	$94,667
DECEMBER 31, 2012
U.S. Government and agencies	$30,115	$536	$6	$30,645
Mortgage-backed securities, residential	20,044	298	7	20,335
	$50,159	$834	$13	$50,980

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013, and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2013
Mortgage-backed securities, residential	$5,466	$46	$—	$—	$5,466	$46
State and municipal	11,350	268	—	—	11,350	268
Corporate bonds	4,951	49	—	—	4,951	49
	$21,767	$363	$—	$—	$21,767	$363

DECEMBER 31, 2012
State and municipal	$1,975	$10	$—	$—	$1,975	$10
Corporate bond	992	8	—	—	992	8
	$2,967	$18	$—	$—	$2,967	$18

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2013
U.S. Government and agencies	$23,830	$699	$1,957	$43	$25,787	$742
Mortgage-backed securities, residential	44,094	1,138	—	—	44,094	1,138
	$67,924	$1,837	$1,957	$43	$69,881	$1,880

DECEMBER 31, 2012
U.S. Government and agencies	$2,994	$6	$—	$—	$2,994	$6
Mortgage-backed security, residential	2,046	7	—	—	2,046	7
	$5,040	$13	$—	$—	$5,040	$13

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2013, five available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2013, twenty-four available for sale state and municipal bonds had unrealized losses that individually did not exceed 6% of amortized cost. These securities have not been in a continuous loss position for 12 months or more.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2013, one available for sale corporate bond had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At September 30, 2013, seventeen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 6% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2013, twenty-eight held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 6% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2013, management had not identified any securities with an unrealized loss that it intends or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2013, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$4,129	$4,190	$10,009	$10,229
Over 1 year through 5 years	35,039	36,402	14,067	13,875
Over 5 years through 10 years	30,813	31,021	13,463	12,914
Over 10 years	3,658	3,765	—	—
Mortgage-backed securities, residential	55,282	57,882	58,716	57,649
CRA mutual fund	1,044	1,048	—	—
Stock in other banks	627	855	—	—
	$130,592	$135,163	$96,255	$94,667

The Corporation did not realize any gross gains or losses on sales or calls of securities available for sale during the third quarter of 2013 or 2012. For the nine month period ended September 30, 2013, the Corporation did not realize any gross gains or losses on sales or calls of securities available for sale. For the nine month period ended September 30, 2012, the Corporation realized gross gains of  $7,000 and  $0 in gross losses on sales or calls of securities available for sale.

At September 30, 2013, and December 31, 2012, securities with a carrying value of  $154,575,000 and  $147,923,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

A specific allocation within the allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral or the discounted cash flows method.

It is the policy of the Corporation to order an updated valuation on all real estate secured loans when the loan becomes 90 days past due and there has not been an updated valuation completed within the previous 12 months. In addition, the Corporation orders third party valuations on all impaired real estate collateralized loans within 30 days of the loan being classified as impaired. Until the valuations are completed, the Corporation utilizes the most recent independent third party real estate valuation to estimate the need for a specific allocation to be assigned to the loan. These existing valuations are discounted downward to account for such things as the age of the existing collateral valuation, a change in the condition of the real estate, change in local market and economic conditions, and other specific factors involving the collateral. Once the updated valuation is completed, the collateral value is updated accordingly.

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

The Corporation actively monitors the values of collateral as well as the age of the valuation of impaired loans. Management believes that the Corporation’s market area is not as volatile as other areas throughout the United States, therefore valuations are ordered at least every 18 months, or more frequently if management believes that there is an indication that the fair value has declined.

For impaired loans secured by collateral other than real estate, the Corporation considers the net book value of the asset, as provided by the most recent financial statements of the borrower, and discounts downward accordingly based on determinations made by management.

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

Residential mortgage loans present a moderate level of risk due primarily to general economic conditions, as well as a continued weak housing market.

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

Home equity lines of credit generally present a moderate level of risk due primarily to general economic conditions, as well as a continued weak housing market.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2013, and December 31, 2012:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2013
Commercial and industrial	$49,823	$2,088	$2,939	$—	$54,850
Commercial real estate	200,074	22,099	17,153	—	239,326
Commercial real estate construction	5,372	1,833	5,478	—	12,683
Residential mortgage	337,407	2,306	3,675	—	343,388
Home equity lines of credit	52,499	587	376	—	53,462
Consumer	14,339	—	—	—	14,339
	$659,514	$28,913	$29,621	$—	$718,048

DECEMBER 31, 2012
Commercial and industrial	$44,072	$2,491	$2,441	$—	$49,004
Commercial real estate	205,449	20,379	17,191	—	243,019
Commercial real estate construction	7,354	9,820	1,980	—	19,154
Residential mortgage	321,986	4,502	2,348	—	328,836
Home equity lines of credit	51,096	1,776	258	—	53,130
Consumer	14,993	—	—	—	14,993
	$644,950	$38,968	$24,218	$—	$708,136

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2013, and December 31, 2012:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2013
Commercial and industrial	$—	$—	$—	$179	$1,294
Commercial real estate	455	699	455	11,407	11,607
Commercial real estate construction	3,811	3,811	906	788	1,062
Residential mortgage	1,050	1,050	404	1,164	1,526
	$5,316	$5,560	$1,765	$13,538	$15,489

DECEMBER 31, 2012
Commercial and industrial	$146	$146	$29	$195	$1,310
Commercial real estate	237	276	7	8,772	9,216
Commercial real estate construction	—	—	—	854	1,128
Residential mortgage	—	—	—	938	1,263
	$383	$422	$36	$10,759	$12,917

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2013 and 2012:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2013
Commercial and industrial	$—	$—	$183	$—
Commercial real estate	228	—	11,997	107
Commercial real estate construction	4,168	34	788	—
Residential mortgage	1,170	—	999	2
	$5,566	$34	$13,967	$109

SEPTEMBER 30, 2012
Commercial and industrial	$—	$—	$215	$—
Commercial real estate	1,092	—	8,676	—
Commercial real estate construction	—	—	899	—
Residential mortgage	—	—	1,495	—
	$1,092	$—	$11,285	$—

The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2013 and 2012:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2013
Commercial and industrial	$73	$—	$189	$—
Commercial real estate	232	—	11,133	466
Commercial real estate construction	3,430	169	821	—
Residential mortgage	935	—	967	8
	$4,670	$169	$13,110	$474

SEPTEMBER 30, 2012
Commercial and industrial	$503	$—	$229	$—
Commercial real estate	804	—	8,049	—
Commercial real estate construction	420	—	1,339	—
Residential mortgage	22	—	1,504	—
	$1,749	$—	$11,121	$—

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2013, and December 31, 2012:

In thousands	September 30, 2013	December 31, 2012

Commercial and industrial	$179	$341
Commercial real estate	4,893	4,515
Commercial real estate construction	788	854
Residential mortgage	1,905	617
	$7,765	$6,327

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of September 30, 2013, and December 31, 2012:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
SEPTEMBER 30, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$170
Commercial real estate	1,021	1,021	656
Commercial real estate construction	1,548	1,541	694
Total nonaccruing troubled debt restructurings	3,059	3,047	1,520
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,969
Residential mortgage	336	336	309
Total accruing troubled debt restructurings	7,454	7,506	7,278
Total troubled debt restructurings	$10,513	$10,553	$8,798
DECEMBER 31, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$187
Commercial real estate	1,304	1,304	953
Commercial real estate construction	1,548	1,541	760
Total nonaccruing troubled debt restructurings	3,342	3,330	1,900
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	4,494
Residential mortgage	336	336	321
Total accruing troubled debt restructurings	4,913	4,913	4,815
Total troubled debt restructurings	$8,255	$8,243	$6,715

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. During the nine months ended September 30, 2013, one troubled debt restructured loan defaulted in the amount of $237,000 and was transferred to foreclosed assets held for resale. All other troubled debt restructured loans were current with respect to their associated terms, except for one loan which has had periodic late payments. There were no defaults of troubled debt restructured loans during the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, there were no defaulted troubled debt restructurings. One loan was determined to be a troubled debt restructured loan during 2009 and modified during 2011, two were determined to be troubled debt restructured loans during 2010, three were determined to be troubled debt restructured loans during 2012, and one was determined to be a troubled debt restructured loan during 2013.

There are forbearance agreements on all loans currently classified as troubled debt restructurings, except for two loans in which the forbearance agreement has expired and one loan in which a modification took place, all of which remain classified as troubled debt restructured loans. All of these troubled debt restructured loans have resulted in additional principal repayment. The terms of these troubled debt restructured loans vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
THREE MONTHS ENDED SEPTEMBER 30, 2013
Troubled debt restructurings:	—	$—	$—	$—

NINE MONTHS ENDED SEPTEMBER 30, 2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,559

THREE MONTHS ENDED SEPTEMBER 30, 2012
Troubled debt restructurings:
Commercial real estate	2	$5,225	$5,225	$5,142
Residential mortgage	1	$336	$336	$324

NINE MONTHS ENDED SEPTEMBER 30, 2012
Troubled debt restructurings:
Commercial real estate	2	$5,225	$5,225	$5,142
Residential mortgage	1	$336	$336	$324

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013, and December 31, 2012:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2013
Commercial and industrial	$24	$11	$191	$226	$54,624	$54,850	$12
Commercial real estate	878	894	2,184	3,956	235,370	239,326	44
Commercial real estate construction	—	—	788	788	11,895	12,683	—
Residential mortgage	261	1,494	3,371	5,126	338,262	343,388	1,635
Home equity lines of credit	292	—	—	292	53,170	53,462	—
Consumer	12	13	5	30	14,309	14,339	5
	$1,467	$2,412	$6,539	$10,418	$707,630	$718,048	$1,696

DECEMBER 31, 2012
Commercial and industrial	$128	$—	$342	$470	$48,534	$49,004	$1
Commercial real estate	757	1,569	1,502	3,828	239,191	243,019	6
Commercial real estate construction	—	—	854	854	18,300	19,154	—
Residential mortgage	4,197	2,425	1,339	7,961	320,875	328,836	721
Home equity lines of credit	353	10	43	406	52,724	53,130	43
Consumer	8	4	—	12	14,981	14,993	—
	$5,443	$4,008	$4,080	$13,531	$694,605	$708,136	$771

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2013
Allowance for Loan Losses
Beginning balance - July 1, 2013	$1,470	$5,852	$1,542	$4,149	$531	$826	$2,869	$17,239
Charge-offs	(41)	(396)	—	(133)	—	(29)	—	(599)
Recoveries	5	—	—	1	—	1	—	7
Provisions	346	934	(462)	87	7	85	(847)	150
Ending balance - September 30, 2013	$1,780	$6,390	$1,080	$4,104	$538	$883	$2,022	$16,797

Beginning balance - January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(133)	(540)	—	(729)	—	(158)	—	(1,560)
Recoveries	226	—	—	2	—	4	—	232
Provisions	180	354	562	1,110	21	404	(1,331)	1,300
Ending balance - September 30, 2013	$1,780	$6,390	$1,080	$4,104	$538	$883	$2,022	$16,797
Ending balance: individually evaluated for impairment	$—	$455	$906	$404	$—	$—	$—	$1,765
Ending balance: collectively evaluated for impairment	$1,780	$5,935	$174	$3,700	$538	$883	$2,022	$15,032

Loans Receivable
Ending balance	$54,850	$239,326	$12,683	$343,388	$53,462	$14,339	$—	$718,048
Ending balance: individually evaluated for impairment	$179	$11,862	$4,599	$2,214	$—	$—	$—	$18,854
Ending balance: collectively evaluated for impairment	$54,671	$227,464	$8,084	$341,174	$53,462	$14,339	$—	$699,194

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2012
Allowance for Loan Losses
Beginning Balance - July 1, 2012	$1,515	$6,369	$537	$3,633	$522	$505	$2,241	$15,322
Charge-offs	(49)	(244)	(158)	(9)	—	(3)	—	(463)
Recoveries	7	—	1	—	—	1	—	9
Provisions	87	264	148	83	6	21	516	1,125
Ending balance - September 30, 2012	$1,560	$6,389	$528	$3,707	$528	$524	$2,757	$15,993

Beginning Balance - January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,136)	(283)	(538)	(218)	(51)	(54)	—	(3,280)
Recoveries	15	250	149	—	—	2	—	416
Provisions	1,099	415	369	301	72	157	962	3,375
Ending balance - September 30, 2012	$1,560	$6,389	$528	$3,707	$528	$524	$2,757	$15,993
Ending balance: individually evaluated for impairment	$—	$15	$—	$—	$—	$—	$—	$15
Ending balance: collectively evaluated for impairment	$1,560	$6,374	$528	$3,707	$528	$524	$2,757	$15,978

Loans Receivable
Ending balance	$53,201	$239,397	$19,211	$321,987	$52,830	$15,449	$—	$702,075
Ending balance: individually evaluated for impairment	$209	$9,572	$877	$1,492	$—	$—	$—	$12,150
Ending balance: collectively evaluated for impairment	$52,992	$229,825	$18,334	$320,495	$52,830	$15,449	$—	$689,925

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2012
Allowance for Loan Losses
Ending balance	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Ending balance: individually evaluated for impairment	$29	$7	$—	$—	$—	$—	$—	$36
Ending balance: collectively evaluated for impairment	$1,478	$6,569	$518	$3,721	$517	$633	$3,353	$16,789

Loans Receivable
Ending balance	$49,004	$243,019	$19,154	$328,836	$53,130	$14,993	$—	$708,136
Ending balance: individually evaluated for impairment	$341	$9,009	$854	$938	$—	$—	$—	$11,142
Ending balance: collectively evaluated for impairment	$48,663	$234,010	$18,300	$327,898	$53,130	$14,993	$—	$696,994

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at September 30, 2013, and December 31, 2012, are as follows:

		September 30, 2013
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,769	$—	$21,769	$—
Mortgage-backed securities, residential		57,882	—	57,882	—
State and municipal		42,449	—	42,449	—
Corporate bonds		11,160	—	11,160	—
CRA mutual fund		1,048	1,048	—	—
Stock in other banks		855	855	—	—
Total securities available for sale	Recurring	$135,163	$1,903	$133,260	$—
Impaired loans	Nonrecurring	$9,803	$—	$—	$9,803
Foreclosed assets held for resale	Nonrecurring	$632	$—	$—	$632

		December 31, 2012
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$24,241	$—	$24,241	$—
Mortgage-backed securities, residential		80,583	—	80,583	—
State and municipal		51,804	—	51,804	—
Corporate bonds		7,286	—	7,286	—
CRA mutual fund		1,096	1,096	—	—
Stock in other banks		780	780	—	—
Total securities available for sale	Recurring	$165,790	$1,876	$163,914	$—
Impaired loans	Nonrecurring	$2,415	$—	$—	$2,415
Foreclosed assets held for resale	Nonrecurring	$2,338	$—	$—	$2,338

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2013, and December 31, 2012:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statement of condition for cash and short-term instruments approximate those assets’ fair value. U.S. currency is Level 1 and cash equivalents are Level 2.

Securities

The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses an independent service provider to provide matrix pricing, and uses the valuation of another provider to compare for reasonableness.

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

Foreclosed Assets Held for Resale

The fair value of real estate acquired through foreclosure is based on independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon appraisals that consider the sales prices of similar properties in the proximate vicinity.

It is the policy of the Corporation to have the initial market value of a foreclosed asset held for resale determined by an independent third party valuation. If the Corporation already has a valid appraisal on file for the property and that appraisal has been completed within the previous 12 months, another appraisal shall not be required when the Corporation acquires ownership of that real estate. Further, the Corporation shall update the market value of each foreclosed asset with an independent third party valuation at least every 18 months, or more frequently if management believes that there is an indication that the fair value has declined. These valuations may be adjusted downward to account for specialized use of the property, change in the condition of the real estate, change in local market and economic conditions, and other specific factors involving the collateral.

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

Long-Term Borrowings (Carried at Cost)

The fair values of Federal Home Loan Bank (FHLB) advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms, and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Credit-Related Instruments

The fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2013, and December 31, 2012:

	September 30, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,371	$16,371	$10,747	$5,624	$—
Interest-bearing deposits in banks	2,856	2,856	2,856	—	—
Investment securities available for sale	135,163	135,163	1,903	133,260	—
Investment securities held to maturity	96,255	94,667	—	94,667	—
Loans held for sale	603	603	—	603	—
Loans, less allowance for loan losses	701,251	719,953	—	—	719,953
Accrued interest receivable	3,134	3,134	—	3,134	—
Restricted investment in bank stocks	4,189	4,189	—	4,189	—

Financial liabilities:
Deposits	819,231	819,469	—	819,469	—
Short-term borrowings	57,418	57,418	—	57,418	—
Long-term borrowings	47,767	49,461	—	49,461	—
Accrued interest payable	695	695	—	695	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2012
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,078	$19,078	$5,832	$13,246	$—
Interest-bearing deposits in banks	32,307	32,307	32,307	—	—
Investment securities available for sale	165,790	165,790	1,876	163,914	—
Investment securities held to maturity	50,159	50,980	—	50,980	—
Loans held for sale	6,687	6,687	—	6,687	—
Loans, less allowance for loan losses	691,311	724,982	—	—	724,982
Accrued interest receivable	3,360	3,360	—	3,360	—
Restricted investment in bank stocks	5,318	5,318	—	5,318	—

Financial liabilities:
Deposits	834,176	835,640	—	835,640	—
Short-term borrowings	47,303	47,303	—	47,303	—
Long-term borrowings	59,954	62,296	—	62,296	—
Accrued interest payable	1,114	1,114	—	1,114	—

Off-balance sheet financial instruments	—	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2013
Impaired loans	$9,803	Appraisal of collateral	(1)	Appraisal adjustments	(2)	(10) - (50)%	(17)%
Foreclosed assets held for resale	$632	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	(10) - (50)%	(35)%

December 31, 2012
Impaired loans	$2,415	Appraisal of collateral	(1)	Appraisal adjustments	(2)	(10) - (50)%	(16)%
Foreclosed assets held for resale	$2,338	Appraisal of collateral	(1) (3)	Appraisal adjustments	(2)	(10) - (50)%	(40)%

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

10.  Securities Sold Under Agreements to Repurchase (Repurchase Agreements)

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Corporation could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third-party financial institution in the counterparty’s custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Corporation in a segregated custodial account under a tri-party agreement.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2013 and December 31, 2012:

					Gross Amounts Not Offset in the Statements of Condition
			Gross Amounts	Net Amounts of Liabilities Presented in
Dollars in thousands		Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2013
Repurchase agreements
Commercial customers and government entities	(a)	$55,618	$—	$55,618	$(55,618)	$—	$—

December 31, 2012
Repurchase agreements
Commercial customers and government entities	(a)	$47,303	$—	$47,303	$(47,303)	$—	$—

(a) As of September 30, 2013, and December 31, 2012, the fair value of securities pledged in connection with repurchase agreements was $74,765 and $56,392, respectively.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating and operating distinct business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, slow economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2012. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the nine months ended September 30, 2013. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable under the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2013, compared to quarter ended September 30, 2012

Executive Summary

Net income for the three months ended September 30, 2013, was $2,308,000, compared to $2,304,000 for the same quarter in 2012, an increase of $4,000 or less than 1.0%. Earnings per share was $0.39 in 2013 and 2012. Net interest income decreased $257,000, or 3.0%, as decreases in interest income were not totally matched by decreases in interest expense. Provision for loan losses decreased $975,000, or 86.7%, based on the adequacy analysis of the allowance for loan losses at the end of each period. Other income decreased $125,000, or 4.2%, due primarily to lower revenue from the insurance subsidiary and lower fees from mortgage sales. Other expenses increased $554,000, or 7.4%, due primarily to higher costs on foreclosed real estate.

Net Interest Income

Net interest income totaled $8,284,000 for the quarter ended September 30, 2013, compared to $8,541,000 for the same period in 2012, a decrease of $257,000 or 3.0%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. Interest income decreased $847,000, or 8.4%, due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing. A portion of earning assets was left in short-term money market type accounts during the third quarter of 2013, because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the third quarter of 2013, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.  Interest expense decreased $590,000, or 38.7%. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on March 15, 2013. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2013 was 3.34% compared to 3.38% during the same period in 2012. Also comparing the third quarter of 2013 to 2012, the yield on interest earning assets decreased by 0.30% and the cost of interest bearing liabilities decreased by 0.26%. The net interest margin was 3.42% for the third quarter of 2013 and 3.49% for the third quarter of 2012. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $962,610,000 during the third quarter of 2013, an increase of $11,126,000 from the average for the third quarter of 2012. Average interest bearing liabilities were $795,176,000 in the third quarter of 2013, a decrease of $29,628,000 from the same quarter in 2012.

Provision for Loan Losses

The provision for loan losses was $150,000 in the third quarter of 2013 compared to $1,125,000 in the third quarter of 2012, a decrease of $975,000 or 86.7%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. More specifically, even though net charge-offs increased, provision expense decreased due to the scaling back of the unallocated portion of the allowance in proportion to substandard loans in accordance with management’s belief that adequate collateralization exists for substandard loans in accordance with GAAP. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2013, the Corporation had net charge-offs of $592,000, as compared to net charge-offs of $454,000 for the third quarter of 2012.

Other Income

Total other income was $2,847,000 for the three months ended September 30, 2013, down $125,000, or 4.2%, from the third quarter of 2012. Fees from deposit accounts decreased by $52,000, or 8.0%, due to decreased volume. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 16.4% to $376,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $333,000 for the three months ended September 30, 2013, as compared to $288,000 during the third quarter of 2012, a 15.6% increase as a result of more estate fee income, which is inherently sporadic in nature, in the third quarter of 2013 and higher amounts of assets under management. Earnings on bank-owned life insurance decreased by $9,000, or 3.5%, as a result of lowered crediting rates. In addition, a gain on life insurance proceeds was recognized in the third quarter of 2012, and no such gain was recognized in third quarter 2013. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $54,000, or 4.8%, to $1,079,000, due to the non-renewal of a large commercial account and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in March and April of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable. Other income in the quarter ended September 30, 2013, was down by $45,000, or 17.2%, to $217,000 due to decreased fees related to sales of residential mortgages as increases in market rates decreased refinancing activity.

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

Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. At the last test, commissions from insurance sales were up, although RIG’s stand alone net income decreased because of startup costs of a new business line and earned incentive payments. The testing for potential impairment involves methods that include both current and projected income amounts, and the fair value remained above the carrying value as of the annual impairment test date. Therefore, the results of the annual evaluations to date have determined that there is no impairment of goodwill, including the most recent testing at October 1, 2012. However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $19,000, or less than 1.0%, when comparing the third quarter of 2013 to the same quarter a year ago. Overall, the net increase in salaries and employee benefits was the result of:

•                  increases from normal promotion and production-based incentive/bonus compensation to employees;

•                  increased payroll taxes including higher unemployment tax assessments; and,

•                  health insurance, covering a substantial portion of employees, although stable is projected to increase;

•                  increased costs associated with benefit plans other than the qualified pension plan; partially offset by,

•                  decreased defined benefit pension expense, which was down by $15,000, or 12.9%, when comparing the three months ended September 30, 2013, to September 30, 2012, resulting from higher 2012 investment performance offsetting a significant decrease in the discount rate from market rates at historically low levels.

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

Net occupancy expense decreased by $24,000, or 4.9%, in part due to variations in weather-related costs and preventative maintenance programs. Equipment expense increased by $154,000, or 26.9%, as a result of conversion of a processing vendor and planned small item technology upgrades in 2013.

Professional services expense totaled $232,000 for the third quarter of 2013, as compared to $186,000 for the same period in 2012, an increase of $46,000 or 24.7%. The increase was due to higher expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters for loans.

Marketing and corporate relations expenses were $14,000, or 20.9%, higher in the third quarter of 2013, as compared to the same period of 2012. Marketing expense varies with the timing and amount of advertising production and media expenditures, typically related to the promotion of certain in-market consumer loans.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $503,000 and $116,000 for the quarters ended September 30, 2013 and 2012, respectively. The higher cost in the third quarter of 2013 was primarily due to an unanticipated final loss of $310,000 taken on a property that, during a recent building inspection, was discovered to have extensive hidden damage. Selling to a buyer in “as-is” condition was deemed to be in the best interest of ACNB. Otherwise, the expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition.  In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2013 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expenses decreased by $22,000, or 10.0%, due to a sales tax challenge refund that offset a state shareholders’ equity-based tax that has increased annually regardless of income. Supplies and postage decreased by 9.9% in part due to variation in placing periodic large envelope reorders. Other operating expenses decreased by $8,000, or 1.0%, in the third quarter of 2013, as compared to the third quarter of 2012. The decreases were a result of normal variations in a variety of categories.

Provision for Income Taxes

The Corporation recognized income taxes of $627,000, or 21.4% of pretax income, during the third quarter of 2013, as compared to $592,000, or 20.4% of pretax income, during the same period in 2012. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). Tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments. The income tax provision during the third quarters ended September 30, 2013 and 2012, included low-income housing tax credits of $170,000 and $139,000, respectively.

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

Executive Summary

Net income for the nine months ended September 30, 2013, was $7,048,000, compared to $6,668,000 for the same nine months in 2012, an increase of $380,000 or 5.7%. Earnings per share was $1.18 in 2013 and $1.12 in 2012, an increase of 5.4%. Net interest income decreased $593,000, or 2.3%, as decreases in interest income were not totally matched by decreases in interest expense. Provision for loan losses decreased $2,075,000, or 61.5%, based on the adequacy analysis of the allowance for loan losses at the end of each period. Other income increased $79,000, or less than 1.0%, due to additional revenue from higher fees from mortgage sales. Other expenses increased $947,000, or 4.1%, due to a variety of higher expenditures.

Net Interest Income

Net interest income totaled $25,156,000 for the nine months ended September 30, 2013, compared to $25,749,000 for the same period in 2012, a decrease of $593,000 or 2.3%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. The sharp spike in market rates at the end of June 2013 had little effect on the second and third quarter results, except to lower fair values on the security portfolio. Interest income decreased $2,259,000, or 7.4%, due to declines in the Federal Funds Target Rate and other market driver rates.  These driver rates affect new originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing. A portion of earning assets was left in short-term money market type accounts because of the interest rate risk and liquidity tolerances set for the current mix of deposit funding sources. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the third quarter of 2013, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $1,666,000, or 35.1%. For more information about interest rate risk, please refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on March 15, 2013. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2013 was 3.41% compared to 3.49% during the same period in 2012. Also comparing the first nine months of 2013 to 2012, the yield on interest earning assets decreased by 0.34% and the cost of interest bearing liabilities decreased by 0.27%. The net interest margin was 3.50% for the first nine months of 2013 and 3.61% for the same period in 2012. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $963,966,000 during the first nine months of 2013, an increase of $10,662,000 from the average for the first nine months of 2012. Average interest bearing liabilities were $800,886,000 in the first nine months of 2013, a decrease of $5,726,000 from the same nine months in 2012.

Provision for Loan Losses

The provision for loan losses was $1,300,000 in the first nine months of 2013 compared to $3,375,000 in the first nine months of 2012, a decrease of $2,075,000 or 61.5%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. More specifically, even though impaired loans and substandard loans increased from September 30, 2012, provision expense decreased due to the scaling back of the unallocated portion of the allowance in proportion to substandard loans in accordance with management’s belief that adequate collateralization exists for substandard loans in accordance with GAAP. Each quarter, the Corporation measures risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2013, the Corporation had net charge-offs of $1,328,000, as compared to net charge-offs of $2,864,000 for the first nine months of 2012.

Other Income

Total other income was $8,932,000 for the nine months ended September 30, 2013, up $79,000, or less than 1.0%, from the first nine months of 2012. Fees from deposit accounts decreased by $121,000, or 6.7%, due to varying volume. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 10.1% to $1,051,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $976,000 for the nine months ended September 30, 2013, as compared to $932,000 during the first nine months of 2012, a 4.7% increase as a result of higher average asset market values under management offsetting lower estate fee income in 2013. Estate fee income is inherently sporadic in nature. Earnings on bank-owned life insurance increased by $6,000, or less than 1.0%, as a result of lower crediting rates being offset by more insurance in force. In addition, a gain on life insurance proceeds was recognized in the third quarter of 2012, and no such gain was recognized in the third quarter 2013. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $24,000, or less than 1.0%, to $3,609,000, with improved recurring revenue mostly offsetting lower contingent commissions. The contingent or extra commission payments from insurance carriers are mostly received in March and April of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations.  Pressure on RIG net income will continue in this business line as a large commercial account was recently lost that will lower future commissions, insurance companies are actively lowering commissions to agencies, and contingent commissions are not predictable. Other income in the nine months ended September 30, 2013, was up by $148,000, or 20.4%, to $873,000 due to increased fees related to sales of residential mortgages in the first half of 2013; however, with increases in market rates slowing refinance activity, this revenue source decreased in the third quarter of 2013.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $386,000, or 2.8%, when comparing the first nine months of 2013 to the same period a year ago. Overall, the net increase in salaries and employee benefits was the result of:

•                  increases from normal promotion and production-based incentive/bonus compensation to employees;

•                  increased payroll taxes including higher unemployment tax assessments; and,

•                  health insurance, covering a substantial portion of employees, although stable is projected to increase;

•                  increased costs associated with benefit plans other than the qualified pension plan; partially offset by,

•                  decreased defined benefit pension expense, which was down by $46,000, or 13.2%, when comparing the nine months ended September 30, 2013, to September 30, 2012, resulting from higher 2012 investment performance offsetting a significant decrease in the discount rate from market rates at historically low levels.

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

Net occupancy expense decreased by $6,000, or less than 1.0%, in part due to lower summer cooling costs offsetting higher winter season expenses in first quarter 2013. Equipment expense increased by $322,000, or 17.4%, as a result of the costs of converting to a new processing vendor and increased small item technology upgrades in 2013.

Professional services expense totaled $667,000 for the first nine months of 2013, as compared to $628,000 for the same period in 2012, an increase of $39,000 or 6.2%. The increase was due to higher expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters for loans.

Marketing and corporate relations expenses were up $36,000, or 14.0%, in the first nine months of 2013, as compared to the same period of 2012. Marketing expense varies with the timing and amount of advertising production and media expenditures, typically to promote certain in-market consumer loans. In addition, production costs began in 2013 for the redesign of the web site for the banking subsidiary.

FDIC and regulatory expense for the first nine months of 2013 was $592,000, a decrease of $48,000, or 7.5%, from the same period in 2012.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $410,000 and $346,000 for the nine months ended September 30, 2013 and 2012, respectively. The higher cost in 2013 was due to a third quarter unanticipated final loss of $310,000 taken on a property that, during a building inspection, was discovered to have extensive hidden damage. Selling to a buyer in “as-is” condition was deemed to be in the best interest of ACNB. Otherwise, costs vary due to the number and varying mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition.  In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Besides the unanticipated loss in the third quarter of 2013, there was a second quarter net recovery of $241,000 from the benefit of an unrelated sale and expense recovery. Large gains and losses on foreclosed assets are not always predictable. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2013, depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired and deterioration of existing properties.

Other tax expenses increased by $55,000, or 9.0%, due to a state shareholders’ equity-based tax that increases annually regardless of income and differing results from recoveries in sales tax challenges. Supplies and postage declined by 5.3% in part due to more electronic information delivery. Other operating expenses increased by $124,000, or 5.3%, in the first nine months of 2013, as compared to the first nine months of 2012. The increases were centered in technology and corporate governance expenditures.

Provision for Income Taxes

The Corporation recognized income taxes of $1,921,000, or 21.4% of pretax income, during the first nine months of 2013, as compared to $1,687,000, or 20.2% of pretax income, during the same period in 2012. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). The income tax provision during the nine months ended September 30, 2013 and 2012, included low-income housing tax credits of $509,000 and $417,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,035,000,000 at September 30, 2013, compared to $1,050,000,000 at December 31, 2012, and $1,063,000,000 at September 30, 2012. Average earning assets during the nine months ended September 30, 2013, increased to $964,000,000 from $953,000,000 during the same period in 2012. Average interest bearing liabilities decreased in 2013 to $801,000,000 from $807,000,000 in 2012, while average non-interest bearing deposits increased by $16,000,000.

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

At September 30, 2013, the securities balance included a net unrealized gain of $3,019,000, net of taxes, on available for sale securities on $130,592,000 amortized cost versus a net unrealized gain of $5,614,000, net of taxes, on $157,288,000 amortized cost at December 31, 2012, and a net unrealized gain of $6,377,000, net of taxes, on $198,102,000 amortized cost at September 30, 2012. The decrease in fair value of securities during 2013 was the result of a lower amount of investments in the available for sale portfolio and changes in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. More specifically, an increase in market rates after comments by Federal Reserve Chairman Bernanke in late second quarter caused a sharp spike in market rates which in turn lowered the value of most securities already owned at September 30, 2013. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and separate concerns about European sovereign debt offset the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve despite fair values being volatile on any given day in all periods presented.

At September 30, 2013, the securities balance included held to maturity securities with an amortized cost of $96,255,000 and a fair value of $94,667,000, compared to an amortized cost of $50,159,000 and a fair value of $50,980,000 at December 31, 2012, and an amortized cost of $48,016,000 and a fair value of $48,971,000 at September 30, 2012. The held to maturity securities are U.S. government agency debentures and pass through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, because of prevailing low interest rates at purchase, these securities are projected not to be practicable to sale for liquidity needs in future periods. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access liquidity for banking subsidiary needs in the form of Federal Home Loan Bank borrowings.

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

Loans

Loans outstanding increased by $15,973,000, or 2.3%, from September 30, 2012, to September 30, 2013, and increased by $9,912,000, or 1.4%, from December 31, 2012, to September 30, 2013. The year-over-year increase in loan volume was the result of determined efforts to lend to creditworthy borrowers subject to the Corporation’s disciplined standards, despite the continued uncertain economic conditions. The smaller increase in the first nine months of 2013 was caused by a number of large commercial loans paying off by refinancing elsewhere for better rates or more lenient terms. More payoffs are anticipated in the remainder of 2013 from the customers’ cash reserves or from refinancing at competing banks. During the first nine months of 2013, commercial purpose loans decreased, while local market portfolio residential mortgages increased despite customer preference for a 30-year fixed product, of which the majority is sold because of inherent interest rate risk. Commercial purpose segments decreased $4,318,000, or 1.4%, as compared to December 31, 2012. These loans are spread among diverse categories that include commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $14,552,000, or 4.4%, as compared to December 31, 2012. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $396,850,000 total, $83,800,000 were residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens further and property values further deteriorate. Real estate construction loans included in commercial purpose segments declined in all periods, as a result of the weak demand in the residential real estate market and because of stricter underwriting on this loan type due to the category’s credit attributes.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $105,664,000, or 26.7% of total loans, at September 30, 2013. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans do not present any greater risk than commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

•                  variances in management’s assessment of national, regional and local economic conditions; and,

•                  other internal or external factors that management believes appropriate at that time.

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation specific and industry-wide hesitancy to prematurely release reserves at this time given that additional losses are probable. The Corporation has determined that the amount of provision in 2013 and the resulting allowance at September 30, 2013, are appropriate given the continuing level of risk in the loan portfolio.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses on the overall analysis taking into account the methodology discussed above. The provision for the quarter ended September 30, 2013, was $975,000 less than the provision for the quarter ended September 30, 2012. More specifically, even though substandard loans increased, provision expense decreased because the increase in substandard loans was largely in credits that were, in the opinion of management, adequately collateralized. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense and included in the unallocated portion of allowance, as well as, is consistent with recent improving credit quality in the loan portfolio.

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

The allowance for loan losses at September 30, 2013, was $16,797,000, or 2.34% of loans, as compared to $15,993,000, or 2.28% of loans, at September 30, 2012, and $16,825,000, or 2.38% of loans, at December 31, 2012.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012
Beginning balance - January 1	$16,825	$15,482	$15,482
Provisions charged to operations	1,300	4,675	3,375
Recoveries on charged-off loans	232	425	416
Loans charged-off	(1,560)	(3,757)	(3,280)

Ending balance	$16,797	$16,825	$15,993

Loans past due 90 days and still accruing were $1,696,000 and nonaccrual loans were $7,765,000 as of September 30, 2013.  $1,520,000 of the nonaccrual balance at September 30, 2013, were troubled debt restructured loans. $7,278,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,166,000 at September 30, 2012, while nonaccruals were $7,304,000. $1,952,000 of the nonaccrual balance at September 30, 2012, were troubled debt restructured loans. $4,846,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $771,000 at December 31, 2012, while nonaccruals were $6,327,000. $1,900,000 of the nonaccrual balance at December 31, 2012, were troubled debt restructured loans. $4,815,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at September 30, 2013, September 30, 2012, and December 31, 2012, were approximately $10,767,000, $17,389,000 and $13,076,000, respectively.

A better understanding of the trends of the nonaccrual loans is obtained by a comparison back to previous periods. Information on nonaccrual loans at September 30, 2013, as compared to December 31, 2012 and 2011, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2013
Residential real estate developments	3	$1,188	$177	$37	In market	2006 - 2010
Owner occupied commercial real estate	14	4,349	—	109	In market	1995 - 2012
Investment/rental commercial real estate	6	2,049	682	101	In market	2003 - 2011
Commercial and industrial	1	179	—	22	In market	2006 - 2007
Total	24	$7,765	$859	$269

December 31, 2012
Residential real estate developments	2	$854	$—	$389	In market	2006 - 2010
Owner occupied commercial real estate	12	3,137	7	83	In market	1995 - 2010
Investment/rental commercial real estate	6	1,995	—	606	In market	2003 - 2011
Commercial and industrial	3	341	29	1,954	In market	2006 - 2010
Total	23	$6,327	$36	$3,032

December 31, 2011
Residential real estate developments	3	$2,614	$—	$1,155	In market	2006 - 2010
Owner occupied commercial real estate	13	6,469	43	1,196	In market	1995 - 2010
Investment/rental commercial real estate	5	1,544	53	286	In market	2003 - 2010
Commercial and industrial	3	2,219	1,085	1,664	In market	2006 - 2008
Total	24	$12,846	$1,181	$4,301

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, between 1995 and 2012 for purposes listed in the classifications in the table above.

Included in residential real estate developments at September 30, 2013, the Corporation had one impaired loan totaling $694,000 to finance a residential real estate development project in the Corporation’s primary trading area of southcentral Pennsylvania, which is in nonaccrual of interest status. The loan has standard terms and conditions, including repayment from the sales of the respective properties, and no interest reserves, and was originated during the first half of 2006.  Foreclosure has been held in abeyance, while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged down by $274,000 in the first quarter of 2011 due to a decline in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral in 2011. Because of the 2011 write-down and subsequent principal repayments, there was no specific valuation allowance at September 30, 2013. One smaller residential real estate development relationship, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral’s current fair value. Another smaller residential real estate development relationship, added in 2013 after the borrower filed Chapter 13 bankruptcy, is not fully supported by the collateral’s current fair value because of a dispute on a prior lien. This relationship totaled $400,000 and resulted in a specific allocation of $177,000 based on new appraisals received in the second quarter of 2013 and $37,000 in a charge-off on a confirmed loss in the third quarter of 2013. Legal action has commenced on resolving the issues on this credit.

Owner occupied commercial real estate at September 30, 2013, includes 14 unrelated loan relationships totaling $4,349,000, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. Of these 14 loan relationships, 13 have balances of less than $700,000 each, of which four relationships were added in 2013. The loans in this category are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. The larger relationship was added to nonaccrual in the second quarter of 2013 after the loan matured with no response from the borrowers, for which there is an outstanding balance of $925,000 on farm land that appears to be adequately secured by real estate collateral awaiting new appraisals. One prior loan in this category with a balance of $237,000 was moved to foreclosed assets held for sale after a charge-off of $109,000 in the second quarter of 2013. Another prior loan in the amount of $154,000 was paid off without loss in 2013.

Investment/rental commercial real estate at September 30, 2013, includes six unrelated loan relationships totaling $2,049,000, for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied use. The loans in this category were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. One loan with a balance of $853,000 added in the first quarter of 2013 had a specific allocation of $219,000 based on a current appraisal less estimated costs to sell.

Included in impaired commercial and industrial loans at September 30, 2013, is a fully-disbursed line of credit, originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, in the amount of $179,000, with no specific valuation allowance at September 30, 2013, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. Subsequently, in the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $1,608,000 for 11 properties to unrelated borrowers at September 30, 2013, compared to $4,247,000 for 15 properties at December 31, 2012. The decrease in the carrying value was due to 12 unrelated commercial purpose parcels sold, while eight different and unrelated smaller value residential and small commercial real estate parcels were added in 2013. All remaining properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2013; however, the total amount and timing is currently not certain.

Deposits

ACNB continues to rely on its market area deposits as a primary source of funds for lending activities with total deposits of $819,231,000 as of September 30, 2013. Deposits decreased by $12,120,000, or 1.5%, from September 30, 2012, to September 30, 2013, and decreased by $14,945,000, or 1.8%, from December 31, 2012, to September 30, 2013. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. 2012 had an additional increase due to the deposit of $20,000,000 in bond proceeds from a major customer.  The drawdown of these deposits has commenced. In addition, deposits decreased in the first nine months of 2013 in part due to declines in retail certificates of deposits (CDs). CDs written in prior periods at higher interest rates are currently maturing, and some customers are unwilling to accept the current lower rates. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts, that had suffered declines in past years, continued with recovered balances; however, a late third quarter 2013 decline could indicate a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be further impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised of securities sold under agreements to repurchase and short-term borrowings from the Federal Home Loan Bank (FHLB). As of September 30, 2013, short-term borrowings were $57,418,000, as compared to $47,303,000 at December 31, 2012, and $52,926,000 at September 30, 2012. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2012, repurchase agreement balances were up due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were $1,800,000 in short-term FHLB borrowings at the end of the third quarter of 2013; before that, short-term borrowings were last used in the first quarter of 2012 to even out funding from seasonality in the deposit base. Short-term borrowings will be used again in such circumstances. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, they include a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $47,767,000 at September 30, 2013, versus $59,954,000 at December 31, 2012, and $70,015,000 at September 30, 2012. The Corporation decreased long-term borrowings by paying off maturing FHLB advances from increased core deposits. An additional $10,000,000 in one- to five-year laddered FHLB fixed-rate term advances were taken in October 2013 to reduce net liability sensitivity, to take advantage of perhaps temporarily lowered rates, and to increase liquidity during a period of federal government-related uncertainty. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion for more information on the ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position. Total stockholders’ equity was $103,020,000 at September 30, 2013, compared to $101,264,000 at December 31, 2012, and $101,677,000 at September 30, 2012. Stockholders’ equity increased in the first nine months of 2013 by $1,756,000 due to $3,644,000 in earnings retained in capital offsetting an increase in accumulated other comprehensive loss as a result of depreciation in the fair value of the investment portfolio, which offset an increase in pension plan assets and benefit obligations. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2013, ACNB earned $7,048,000 and paid dividends of $3,404,000 for a dividend payout ratio of 48.3%. During the first nine months of 2012, ACNB earned $6,668,000 and paid dividends of $3,392,000 for a dividend payout ratio of 50.9%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2013, 21,293 shares were issued under this plan with proceeds in the amount of $364,000. Year-to-date September 30, 2012, 14,911 shares were issued under this plan with proceeds in the amount of $220,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2013, and December 31, 2012, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•                  A minimum ratio of common Tier 1 capital to risk-weighted assets of 4.5%;

•                  A minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%;

•                  A minimum ratio of total capital to risk-weighted assets of 8.0%, which is no change from the current rule; and,

•                  A minimum leverage ratio of 4.0%.

In addition, the final rules establish a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

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

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010, for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, and banking organizations that were mutual holding companies as of May 19, 2010.

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

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets and certain deferred tax assets are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Corporation is in the process of assessing the impact of these changes on the regulatory ratios of the Corporation and the banking subsidiary, as well as on the capital, operations, liquidity and earnings of the Corporation and the banking subsidiary.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2013	December 31, 2012	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.67%	8.14%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.09%	12.80%	6.00%
Total risk-based capital ratio	14.36%	14.07%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2013, ACNB’s banking subsidiary had a borrowing capacity of approximately $405,780,000 from the FHLB, of which $357,980,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $256,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $55,618,000 and $47,303,000 at September 30, 2013, and December 31, 2012, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2013, the Corporation had unfunded outstanding commitments to extend credit of approximately $152,000,000 and outstanding standby letters of credit of approximately $4,285,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK) - In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the banking subsidiary’s interest expense. Among the provisions that are likely to affect ACNB are the following:

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

ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE — Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumer’s ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition are uncertain at this time.

SUPERVISION AND REGULATION

Dividends

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank. For further information, please refer to Regulation of Bank below.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2013, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2012. There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock.  There were no treasury shares purchased under this plan during the quarter ended September 30, 2013. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2013, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2013, there were no issued or outstanding shares of preferred stock.

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

ACNB CORPORATION (Registrant)

Date:	November 1, 2013	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)