Form 10-K
period 2013-12-31
ACNB CORP
filed 2014-03-07
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2013, was approximately $97,774,246.

         The number of shares of the registrant's common stock outstanding on March 7, 2014, was 5,991,311.

         Documents Incorporated by Reference

         Portions of the registrant's 2014 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; difficulties in integrating and operating distinct business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and, slow economic conditions. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $1.0 billion financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with 19 retail banking offices in Adams, Cumberland and York Counties, Pennsylvania, as well as one loan production office in Franklin County, Pennsylvania, as of December 31, 2013. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

        On January 5, 2005, ACNB Corporation completed the acquisition of Russell Insurance Group, Inc. (RIG) and RIG began to operate as a separate subsidiary of ACNB Corporation. In accordance with the terms of the acquisition, there was contingent consideration associated with this transaction of up to $3,000,000, payable in 2008 subject to performance criteria for the three-year period subsequent to the acquisition. Due to performance at a higher level than the performance criteria, the liability for this consideration was recorded at December 31, 2006, with a related increase in goodwill. Payment was made in the second quarter of 2008 after it was ascertained that the performance criteria had been met for the full three-year period; after which, the total aggregate purchase price was $8,663,000. In addition, on January 13, 2011, the Corporation entered into another three-year employment agreement with Frank C. Russell, Jr., President & Chief Executive Officer of RIG, effective as of January 1, 2011. That agreement is subject to automatic renewal for successive one-year periods beginning on the third anniversary date of the effective date, subject to the terms and conditions set forth in that agreement, unless either party notifies the other in writing at least 90 days prior to termination of the then current term of the party's desire to terminate the agreement.

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

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2013, ACNB Bank had total assets of $1,033,000,000, total gross loans of $729,000,000, total deposits of $801,000,000, and total equity capital of $90,000,000.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2013, the Bank had thirteen branches in Adams County, four branches in York County, and one branch in Cumberland County, as well as a loan production office in Franklin County, Pennsylvania. A new full-service branch is planned for 2014 in Chambersburg, Franklin County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone, and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby the ACNB Bank Trust Department is named as trustee of financial assets. As trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another part of the Trust Department business. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $151,000,000 at December 31, 2013.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc. (RIG), a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2013, were $10,450,000.

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

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc., Westminster, Maryland. ACNB Bank serves its marketplace via a network of 19 retail banking offices located throughout Adams County, Pennsylvania, as well as in Dillsburg, Hanover, and Spring Grove, York County, Pennsylvania, and in Newville, Cumberland County, Pennsylvania. In addition, the Bank operates a loan office in Chambersburg, Franklin County, Pennsylvania, with plans for a new retail banking office in this community in 2014. Russell Insurance Group, Inc. offers a broad range of commercial and personal insurance lines with licenses in 36 states, including Pennsylvania and Maryland, through offices in Westminster, Carroll County, and Germantown, Montgomery County, Maryland. Accordingly, ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA, along with all of Adams County, Pennsylvania, and parts of Franklin County, Pennsylvania. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg is under the control of the National Park Service, limiting certain types of development. Unemployment figures recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from a changing legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet. There are 80 publicly-traded banks in Pennsylvania, 19 have higher market share than ACNB. In addition, there are 18 thrift institutions and numerous credit unions in Pennsylvania, some with higher market share. Banks, thrifts, credit unions, and other financial service providers in northern Maryland are also competition.

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

        The SEC has been delegated the task of enacting rules to implement various provisions of the SOA with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

        DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK)—In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB's business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB's operating and compliance costs and could increase the Bank's interest expense. Among the provisions that are likely to affect ACNB are the following:

Holding Company Capital Requirements

        Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness. For further information, please refer to Regulatory Capital Changes in Management's Discussion and Analysis.

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

        ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE—Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages", which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages and, as a result, generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are "higher-priced" (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation's lending activities and the Corporation's statements of income and condition are uncertain at this time.

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

        COMMUNITY REINVESTMENT ACT OF 1977 (CRA)—Under the Community Reinvestment Act of 1977, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low- and moderate-income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating like "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

        FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA)—The Federal Deposit Insurance Corporation Improvement Act requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as follows and as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized.

	Total Risk- Based Ratio	Tier 1 Risk- Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0%*
Undercapitalized	<8.0%	<4.0%	<4.0%*
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%

*
3.0% for those banks having the highest available regulatory rating.

        In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including the institution of a capital restoration plan and a guarantee of the plan by a parent institution and the placement of a hold on increases in assets, number of branches, or lines of business. If capital reaches the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management, and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards established by Federal Reserve Board regulations.

        JUMPSTART OUR BUSINESS STARTUPS (JOBS) ACT—In 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

While the JOBS Act is not expected to have any immediate application to the Corporation, and since 2012 has had no material impact, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Dividends

        ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB's revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiary bank. Federal and state laws regulate the payment of dividends by ACNB's subsidiary bank. For further information, please refer to Regulation of Bank below.

Regulation of Bank

        The operations of the subsidiary bank are subject to statutes applicable to banks chartered under the banking laws of Pennsylvania, to state nonmember banks, and to banks whose deposits are insured by the FDIC. The subsidiary bank's operations are also subject to regulations of the Pennsylvania Department of Banking and Securities, Federal Reserve, and FDIC.

        The Pennsylvania Department of Banking and Securities, which has primary supervisory authority over banks chartered in Pennsylvania, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. The subsidiary bank is also subject to examination by the FDIC for safety and soundness, as well as consumer compliance. These examinations are designed for the protection of the subsidiary bank's depositors rather than ACNB's stockholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examination Council, or FFIEC.

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

  •
  Investment Portfolio

  •
  Loan Maturity and Interest Rate Sensitivity

  •
  Loan Portfolio

  •
  Allocation of Allowance for Loan Losses

  •
  Deposits

  •
  Short-Term Borrowings

AVAILABLE INFORMATION

        The Corporation's reports, proxy statements, and other information are available for inspection and copying at the SEC Office of Investor Education and Advocacy at 100 F Street, N.E., Washington, DC 20549, at prescribed rates. The public may obtain information from the Office of Investor Education and Advocacy by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is http://www.sec.gov.

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

EMPLOYEES

        As of December 31, 2013, ACNB had 290 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2013, approximately 43% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

ACNB'S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.

        ACNB maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on ACNB's financial condition and results of operations.

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

        In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions, and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB's competitors enjoy advantages, including greater financial resources, wider geographic presence, more aggressive marketing campaigns, better brand recognition, more branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the subsidiary's ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

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

THE BASEL III CAPITAL REQUIREMENTS MAY REQUIRE ACNB TO MAINTAIN HIGHER LEVELS OF CAPITAL, WHICH COULD REDUCE ACNB'S PROFITABILITY.

        Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If ACNB and the Bank are required to maintain higher levels of capital, ACNB and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to ACNB and the Bank and adversely impact ACNB's financial condition and results of operations.

THE CORPORATION'S OPERATIONS OF ITS BUSINESS, INCLUDING ITS TRANSACTIONS WITH CUSTOMERS, ARE INCREASINGLY DONE VIA ELECTROINC MEANS, AND THIS HAS INCREASED ITS RISKS RELATED TO CYBER SECURITY.

        The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In addition, the Corporation is exposed to cyber-attacks on vendors and merchants that affect the Corporation and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because the Bank would no longer have the benefit of their skills, knowledge of ACNB's market, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President, Secretary & Chief Governance Officer; Executive Vice President, Treasurer & Chief Financial Officer; the Executive Vice President of Banking Services of ACNB Bank; and, the President & Chief Executive Officer of Russell Insurance Group, Inc.

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

THE TRADING VOLUME IN ACNB'S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

        ACNB's common stock trades on NASDAQ, and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of ACNB's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which ACNB has no control. Given the lower trading volume of ACNB's common stock, significant sales of ACNB's common stock, and the expectation of these sales, could cause ACNB's stock price to fall.

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

MARKET VOLATILITY MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB'S LIQUIDITY AND FINANCIAL CONDITION.

        The capital and credit markets have experienced extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the market disruption and volatility returns, there can be no assurance that ACNB will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

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

        ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is an other-than-temporary impairment. If ACNB determines that the decline is an other than temporary impairment, it is required to write down the value of that security through a charge to earnings for credit related impairment. Non-credit related reductions in the value of a security do not require a write down of the value through earnings unless ACNB intends to, or is required to, sell the security. Changes in the expected cash flows related to the credit related piece of the investment of a security in ACNB's investment portfolio or a prolonged price decline may result in ACNB's conclusion in future periods that an impairment is other than temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other-than-temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

ACNB IS SUBJECT TO POTENTIAL IMPAIRMENT OF GOODWILL AND INTANGIBLES.

        RIG has certain long-lived assets including purchased intangible assets subject to amortization, such as insurance books of business, and associated goodwill assets which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350, Intangibles—Goodwill and Other, such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable, because it allows the Corporation more time to accurately complete its impairment testing process, in order to incorporate the results in the annual consolidated financial statements. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment.

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

  •
  Reports of loan reviews conducted by independent organizations; and,

  •
  Geographic and industry loan concentrations.

        Local economic conditions could impact the loan portfolio of ACNB. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could weaken the economies of the communities ACNB serves. Weakness in the market areas served by ACNB could depress the Corporation's earnings and, consequently, its financial condition because:

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

FUTURE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT SECONDARY SOURCES OF LIQUIDITY.

        In addition to primary sources of liquidity in the form of deposits and principal and interest payments on outstanding loans and investments, ACNB maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh, and third-party commercial banks. However, market liquidity conditions have been negatively impacted by past disruptions in the capital markets and could, in the future, have a negative impact on ACNB's secondary sources of liquidity.

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB'S BUSINESS.

        The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on ACNB's ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, ACNB could be materially adversely affected. Third parties with which ACNB does business could also be sources of operational risk to ACNB, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish ACNB's ability to operate one or more of the Corporation's businesses, or result in potential liability to clients, reputational damage, and regulatory intervention, any of which could materially adversely affect ACNB. Such events could affect the stability of ACNB's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair ACNB's liquidity, cause significant property damage, and result in loss of revenue, and/or cause ACNB to incur additional expenses.

        ACNB may be subject to disruptions or failures of the financial, accounting, network and other information processing systems arising from events that are whole or partially beyond ACNB's control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, disease pandemics, damage to property or physical assets, or terrorist acts. ACNB has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. ACNB also reviews and evaluates the business continuity plans of critical third-party service providers. While ACNB believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to ACNB's reputation, and loss or liability to the Corporation.

FUTURE CREDIT DOWNGRADES OF THE UNITED STATES GOVERNMENT DUE TO ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT ACNB.

        As a result of recent difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which ACNB invests and receives lines of credit on negative watch and a downgrade of the United State's credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB's financial condition and results of operations.

ACNB'S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.

        Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its Deposit Insurance Fund. Additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB's financial condition and results of operations.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of eighteen offices at December 31, 2013. Thirteen retail banking offices are located in Adams County, one is located in Cumberland County, and four are located in York County, Pennsylvania. There is also a loan production office situated in Franklin County, Pennsylvania. Bank offices at fifteen locations are owned, while five are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG has two leased offices located in Carroll County and Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2013, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2013 and 2012, there were 20,000,000 shares of common stock authorized, 6,053,911 and 6,027,968 shares issued, respectively, and 5,991,311 and 5,965,368 shares outstanding, respectively. As of December 31, 2013, ACNB had approximately 2,388 stockholders of record. At December 31, 2013 and 2012, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Notes J—"Regulatory Restrictions on Dividends" and N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2013, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2013, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2013, there were 62,968 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2013, 2012 or 2011.

        The following table reflects the quarterly high and low prices of ACNB's common stock and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2013:
First Quarter	$17.00	$16.01	$0.19
Second Quarter	17.00	16.26	0.19
Third Quarter	17.74	16.57	0.19
Fourth Quarter	18.49	16.65	0.19
2012:
First Quarter	$15.00	$13.73	$0.19
Second Quarter	14.98	14.25	0.19
Third Quarter	15.99	14.06	0.19
Fourth Quarter	16.75	15.34	0.19

 Total Return Performance

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ACNB Corporation	100.00	111.41	142.40	132.12	162.53	189.58
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
Mid-Atlantic Custom Peer Group*	100.00	93.85	102.75	102.43	119.35	143.98

*
Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of September 30, 2013, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	Community Financial Corporation	Waldorf	MD
1st Constitution Bancorp	Cranbury	NJ	Community First Bank	Somerset	NJ
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Community National Bank	Great Neck	NY
Absecon Bancorp	Absecon	NJ	County First Bank	La Plata	MD
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Damascus Community Bank	Damascus	MD
American Bank Incorporated	Allentown	PA	Delhi Bank Corp.	Delhi	NY
Apollo Bancorp, Inc.	Apollo	PA	Delmar Bancorp	Salisbury	MD
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	Dimeco, Inc.	Honesdale	PA
Bancorp of New Jersey, Inc.	Fort Lee	NJ	DNB Financial Corporation	Downingtown	PA
Bank of Akron	Akron	NY	Elmer Bancorp, Inc.	Elmer	NJ
Bank of Utica	Utica	NY	Elmira Savings Bank	Elmira	NY
Bay Bancorp, Inc.	Lutherville	MD	Embassy Bancorp, Inc.	Bethlehem	PA
BCSB Bancorp, Inc.	Baltimore	MD	Emclaire Financial Corp.	Emlenton	PA
Berkshire Bancorp Inc.	New York	NY	Empire National Bank	Islandia	NY
Brunswick Bancorp	New Brunswick	NJ	ENB Financial Corp	Ephrata	PA
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	Enterprise National Bank N.J.	Kenilworth	NJ
Carroll Bancorp, Inc.	Sykesville	MD	ES Bancshares, Inc.	Newburgh	NY
CB Financial Services, Inc.	Carmichaels	PA	Evans Bancorp, Inc.	Hamburg	NY
CBT Financial Corporation	Clearfield	PA	Fairmount Bancorp, Inc.	Baltimore	MD
CCFNB Bancorp, Inc.	Bloomsburg	PA	Farmers and Merchants Bank	Upperco	MD
Cecil Bancorp, Inc.	Elkton	MD	Fidelity D & D Bancorp, Inc.	Dunmore	PA
Chesapeake Bancorp	Chestertown	MD	First Bank	Hamilton	NJ
Citizens Financial Services, Inc.	Mansfield	PA	First Keystone Corporation	Berwick	PA
Citizens National Bank of Meyersdale	Meyersdale	PA	First National Bank of Groton	Groton	NY
Clarion County Community Bank	Clarion	PA	First National Community Bancorp, Inc.	Dunmore	PA
Colonial American Bank	Middletown	NJ	First Resource Bank	Exton	PA

Company	City	State	Company	City	State
Commercial National Financial Corporation	Latrobe	PA	Fleetwood Bank Corporation	Fleetwood	PA
Community Bank of Bergen County, NJ	Maywood	NJ	FNB Bancorp, Inc.	Newtown	PA
FNBM Financial Corporation	Minersville	PA	National Bank of Coxsackie	Coxsackie	NY
FNBPA Bancorp, Inc.	Port Allegany	PA	National Capital Bank of Washington	Washington	DC
Frederick County Bancorp, Inc.	Frederick	MD	Neffs Bancorp, Inc.	Neffs	PA
Glen Burnie Bancorp	Glen Burnie	MD	New Jersey Community Bank	Freehold	NJ
GNB Financial Services, Inc.	Gratz	PA	New Millennium Bank	New Brunswick	NJ
Greater Hudson Bank, National Association	Middletown	NY	New Tripoli Bancorp, Inc.	New Tripoli	PA
Hamlin Bank and Trust Company	Smethport	PA	Northumberland Bancorp	Northumberland	PA
Harford Bank	Aberdeen	MD	Norwood Financial Corp.	Honesdale	PA
Harmony Bank	Jackson	NJ	Orange County Bancorp, Inc.	Middletown	NY
Harvest Community Bank	Pennsville	NJ	Parke Bancorp, Inc.	Sewell	NJ
Highlands Bancorp, Inc.	Vernon	NJ	Peoples Bancorp, Inc.	Chestertown	MD
Honat Bancorp, Inc.	Honesdale	PA	Peoples Financial Services Corp.	Scranton	PA
Hopewell Valley Community Bank	Pennington	NJ	Peoples Limited	Wyalusing	PA
Howard Bancorp, Inc.	Ellicott City	MD	PSB Holding Corporation	Preston	MD
IBW Financial Corporation	Washington	DC	Putnam County National Bank of Carmel	Carmel	NY
Integrity Bancshares, Inc.	Camp Hill	PA	QNB Corp.	Quakertown	PA
Jeffersonville Bancorp	Jeffersonville	NY	Republic First Bancorp, Inc.	Philadelphia	PA
Jonestown Bank and Trust Co.	Jonestown	PA	Riverview Financial Corporation	Halifax	PA
JTNB Bancorp, Inc.	Jim Thorpe	PA	Royal Bancshares of Pennsylvania, Inc.	Narberth	PA
Juniata Valley Financial Corp.	Mifflintown	PA	Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
Kinderhook Bank Corporation	Kinderhook	NY	Scottdale Bank & Trust Company	Scottdale	PA
Kish Bancorp, Inc.	Reedsville	PA	Shore Community Bank	Toms River	NJ
Landmark Bancorp, Inc.	Pittston	PA	Solvay Bank Corporation	Solvay	NY
Liberty Bell Bank	Marlton	NJ	Somerset Trust Holding Company	Somerset	PA
Lyons Bancorp, Inc.	Lyons	NY	Stewardship Financial Corporation	Midland Park	NJ
Manor Bank	Manor	PA	Sussex Bancorp	Franklin	NJ
Marlin Business Services Corp.	Mount Laurel	NJ	Turbotville National Bancorp, Inc.	Turbotville	PA
Mars National Bank	Mars	PA	Two River Bancorp	Tinton Falls	NJ
Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA	UNB Corporation	Mount Carmel	PA
Mid Penn Bancorp, Inc.	Millersburg	PA	Unity Bancorp, Inc.	Clinton	NJ
Mifflinburg Bank & Trust Company	Mifflinburg	PA	VSB Bancorp, Inc.	Staten Island	NY
MNB Corporation	Bangor	PA	West Milton Bancorp, Inc.	West Milton	PA
Muncy Bank Financial, Inc.	Muncy	PA	Woodlands Financial Service Company	Williamsport	PA

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2013	2012	2011	2010	2009
INCOME STATEMENT DATA
Interest income	$37,601	$40,439	$41,832	$44,640	$45,812
Interest expense	3,989	6,095	7,462	9,623	13,560

Net interest income	33,612	34,344	34,370	35,017	32,252
Provision for loan losses	1,450	4,675	5,435	6,410	4,750

Net interest income after provision for loan losses	32,162	29,669	28,935	28,607	27,502
Other income	11,703	11,867	11,737	12,172	11,703
Other expenses	32,015	30,331	30,016	30,303	30,629

Income before income taxes	11,850	11,205	10,656	10,476	8,576
Applicable income taxes	2,535	2,319	2,154	2,057	1,357

Net income	$9,315	$8,886	$8,502	$8,419	$7,219

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,046,047	$1,049,995	$1,004,823	$968,667	$961,904
Securities	$224,356	$215,949	$219,259	$200,774	$219,929
Loans, net	$712,557	$691,311	$678,986	$650,039	$632,706
Deposits	$800,643	$834,176	$782,795	$746,526	$728,523
Borrowings	$131,755	$107,257	$117,153	$120,585	$135,585
Stockholders' equity	$106,802	$101,264	$97,474	$93,754	$88,303
COMMON SHARE DATA
Earnings per share—basic	$1.56	$1.49	$1.43	$1.42	$1.22
Cash dividends paid	$0.76	$0.76	$0.76	$0.76	$0.76
Book value per share	$17.83	$16.98	$16.39	$15.81	$14.90
Weighted average number of common shares	5,976,960	5,953,723	5,936,030	5,928,343	5,936,001
Dividend payout ratio	48.76%	50.91%	53.15%	53.52%	62.50%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.90%	0.86%	0.85%	0.86%	0.75%
Return on average equity	9.00%	8.91%	8.80%	9.15%	8.34%
Average stockholders' equity to average assets	9.95%	9.61%	9.72%	9.40%	8.99%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	1.44%	1.00%	2.02%	2.35%	2.39%
Net charge-offs to average loans outstanding	0.31%	0.48%	0.77%	0.47%	0.03%
Allowance for loan losses to total loans	2.21%	2.38%	2.23%	2.29%	1.86%
Allowance for loan losses to non-performing loans	153.26%	237.04%	110.29%	97.43%	77.72%

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

          The evaluation of securities for other-than-temporary impairment requires a significant amount of judgment. In estimating other-than-temporary impairment losses, management considers various factors including the length of time the fair value has been below cost, the financial condition of the issuer, and the Corporation's intent to sell, or requirement to sell, the security before recovery of its value. Declines in fair value that are determined to be other than temporary are charged against earnings.

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable under the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2013 continued to be challenging for many financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering high unemployment, and slow uneven growth. ACNB continued to be profitable and well capitalized despite expenses elevated from the aftershocks of this unprecedented challenge to the United States economy. Lower provision for loan losses offset declining revenues resulting in increased net income of $9,315,000, or $1.56 per share, in 2013, compared to $8,886,000, or $1.49 per share, in 2012 and $8,502,000, or $1.43 per share, in 2011. Returns on average equity were 9.00%, 8.91% and 8.80% in 2013, 2012 and 2011, respectively.

        Because funding costs were near practical floors, they could not be decreased at the same rate as earning asset decreases; therefore, the Corporation's net interest margin decreased to 3.48% in 2013, compared to 3.56% and 3.74% in 2012 and 2011, respectively. Net interest income was $33,612,000 in 2013, as compared to $34,344,000 in 2012 and $34,370,000 in 2011.

        Other income was $11,703,000, $11,867,000 and $11,737,000 in 2013, 2012 and 2011, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which decreased by 3.4% in 2013 to $4,671,000, slowed by the effects of lower contingent commissions and reduced commercial insurance volume due to continued weak economic conditions. In 2013, no gains or losses were recognized on sold or called investments compared to net gains of $7,000 in 2012 and $1,000 in 2011. Income from fiduciary activities totaled $1,299,000 for 2013, as compared to $1,224,000 for 2012 and $1,396,000 for 2011. Trust fiduciary income increased from improved market values and new account relationships. Service charges on deposit accounts decreased 7.7% to $2,246,000 for 2013 due to changes in customer behaviors, while revenue from ATM and debit card transactions increased 11.1% to $1,434,000 due to higher volume.

        Other expenses increased to $32,015,000, or by 5.6%, in 2013, as compared to $30,331,000 in 2012. Other expenses totaled $30,016,000 in 2011. The largest component of other expenses is salaries and employee benefits, which increased 2.1% to $18,950,000 in 2013 compared to $18,553,000 in 2012, due to higher employee retirement expenses, merit increases, and the increased cost of benefits. Compared to 2012, occupancy expense increased 0.3% in 2013 due to normal maintenance, and equipment expense increased 11.4% from an outsourced processing conversion in 2013. Professional services expense increased 8.5% due to higher problem loan-related legal expenses and regulatory compliance costs in 2013. Marketing and corporate relations expense increased by 6.5% due to product specific campaigns and brand awareness activities. FDIC and regulatory expense decreased by 8.9%; however, it is still a significant expense as the result of a requirement of all FDIC-insured banks to restore and maintain the Deposit Insurance Fund due to protecting depositors' accounts. In 2013, foreclosed real estate expenses increased $695,000 or 585.2% on final sale losses from physical deterioration while attempting to gain physical control of the subject properties. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2013			2012			2011
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$711,841	$32,084	4.51%	$701,243	$33,990	4.85%	$674,897	$34,493	5.11%

Taxable securities	186,900	4,230	2.26%	178,783	4,876	2.73%	184,642	6,006	3.25%
Tax-exempt securities	41,597	1,197	2.88%	45,952	1,457	3.17%	33,681	1,252	3.72%

Total Securities	228,497	5,427	2.38%	224,735	6,333	2.82%	218,323	7,258	3.32%
Other	25,107	90	0.36%	37,907	116	0.31%	26,826	81	0.30%

Total Interest Earning Assets	965,445	37,601	3.89%	963,885	40,439	4.20%	920,046	41,832	4.55%

Cash and due from banks	13,663			13,197			13,556
Premises and equipment	14,603			14,302			13,898
Other assets	63,099			62,345			62,301
Allowance for loan losses	(17,072)			(15,761)			(15,369)

Total Assets	$1,039,738			$1,037,968			$994,432

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$183,341	$140	0.08%	$165,569	$139	0.08%	$138,242	$115	0.08%
Savings deposits	260,093	197	0.08%	243,050	280	0.12%	230,221	354	0.15%
Time deposits	251,312	1,840	0.73%	282,568	3,022	1.07%	292,381	3,988	1.36%

Total Interest Bearing Deposits	694,746	2,177	0.31%	691,187	3,441	0.50%	660,844	4,457	0.67%
Short-term borrowings	53,184	61	0.11%	48,300	76	0.16%	43,124	91	0.21%
Long-term borrowings	55,311	1,751	3.17%	74,942	2,578	3.44%	76,776	2,914	3.80%

Total Interest Bearing Liabilities	803,241	3,989	0.50%	814,429	6,095	0.75%	780,744	7,462	0.96%

Non-interest bearing demand deposits	126,047			116,507			109,070
Other liabilities	6,969			7,255			8,005
Stockholders' equity	103,481			99,777			96,613

Total Liabilities and Stockholders' Equity	$1,039,738			$1,037,968			$994,432

NET INTEREST INCOME		$33,612			$34,344			$34,370

INTEREST RATE SPREAD			3.39%			3.45%			3.59%

NET INTEREST MARGIN			3.48%			3.56%			3.74%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees of $154,000, $6,000 and $48,000 as of December 31, 2013, 2012 and 2011, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2013, 2012 and 2011. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $33,612,000 in 2013, as compared to $34,344,000 in 2012 and $34,370,000 in 2011. During 2013, net interest income decreased as a result of lower interest income exceeding lower funding cost due to the inability to lower deposit rates further after several years of continued record low interest rates. The decrease in net interest income in 2012 was also due to declines in rates on earning assets exceeding the ability to decrease low deposit rates.

        The net interest margin during 2013 was 3.48% compared to 3.56% during 2012. The margin decreased due to continued decreasing earning asset yields that exceeded decreasing funding costs from lower rates on new or renewed time deposits and lower market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and has maintained it at 0% to 0.25% since that time. In addition, the Federal Reserve Bank has embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit; the result was a 0.25% decrease in funding costs in 2013. Overtaking the benefit of a lower cost of funds in 2013, however, was earning asset yields decreasing 0.31% from declines in the investment portfolio as new purchases were at lower rates, as well as declines in the loan portfolio from new originations at lower market rates and existing adjustable-rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields in 2012 were 0.35% compared to funding cost declines of 0.21%. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and the investment securities portfolio will most likely continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $965,445,000 in 2013, an increase of 0.2% from the balance of $963,885,000 in 2012, which was an increase from $920,046,000 in 2011. Loan growth represented the largest increase in average assets in 2013, 2012 and 2011, along with smaller increases in the investment portfolio in those years. Average interest bearing liabilities were $803,241,000 in 2013, down from $814,429,000 in 2012 and up from $780,774,000 in 2011. Average non-interest bearing demand deposits increased 8.2% in 2013, continuing the upward trend for 2012 and 2011. This increase was attributed to new relationships and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 1.6%, while borrowings decreased by 12.0% due to paying off maturing Federal Home Loan Bank (FHLB) advances in the first half of 2013. Lower-cost transaction and savings deposits grew while time deposits decreased in 2013, continuing a trend started in 2008. This lower time deposit trend is attributed to depositors dissatisfied by the Federal Reserve-induced low rate environment and perhaps investing in equity markets that generally increased in value during 2013.

        The rate/volume analysis detailed in Table 2 shows that the decrease in net interest income in 2013 was due to earning asset rate decreases exceeding funding cost rate decreases. Earning asset yields declined due to new purchases at lower rates in the investment portfolio and declines in the loan portfolio from existing adjustable-rate loans resetting at lower rates and new lower-rate originations replacing loan amortizations at higher rates. In 2013, the decrease in interest income was 34.8% higher than the decrease in interest expense. Interest expense decreased due to less time deposit and borrowed fund volume, as well as decreases as a result of changes in rates for all interest bearing liability categories.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2013 versus 2012			2012 versus 2011
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$507	$(2,413)	$(1,906)	$1,317	$(1,820)	$(503)
Taxable securities	213	(859)	(646)	(186)	(944)	(1,130)
Tax-exempt securities	(132)	(128)	(260)	408	(203)	205

Total Securities	81	(987)	(906)	222	(1,147)	(925)
Other	(44)	18	(26)	34	1	35

Total	$544	$(3,382)	$(2,838)	$1,573	$(2,966)	$(1,393)

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$14	$(13)	$1	$23	$1	$24
Savings deposits	18	(101)	(83)	19	(93)	(74)
Time deposits	(307)	(875)	(1,182)	(130)	(836)	(966)
Short-term borrowings	7	(22)	(15)	10	(25)	(15)
Long-term borrowings	(634)	(193)	(827)	(68)	(268)	(336)

Total	(902)	(1,204)	(2,106)	(146)	(1,221)	(1,367)

Change in Net Interest Income	$1,446	$(2,178)	$(732)	$1,719	$(1,745)	$(26)

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $1,450,000 in 2013, as compared to $4,675,000 in 2012 and $5,435,000 in 2011. The decrease was a result of the analysis of the adequacy of the allowance for loan losses. More specifically, even though nonaccrual loans increased, provision expense decreased due to the scaling back of the unallocated portion of the allowance in proportion to substandard loans as a result of management's analysis, based on independent appraisals, that adequate collateralization exists for substandard loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis.

Other Income

        Other income was $11,703,000 for the year ended December 31, 2013, a $164,000, or 1.4%, decrease from 2012. Other income was $11,867,000 for the year ended December 31, 2012, a $130,000, or 1.1%, increase from 2011. The largest source of other income is commissions from insurance sales from RIG, which decreased 3.4% to $4,671,000 in 2013, and was stable from 2012 to 2011. The decrease was due to lost customers in continued weak economic conditions and lower contingent commission payments from insurance carriers. These contingent, or extra, commissions are mostly received in the first quarter of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable.

        In 2013, no gains or losses were recognized on sold or called securities compared to gains of $7,000 and $1,000 in 2012 and 2011, respectively. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $1,299,000 for the year ended December 31, 2013, as compared to $1,224,000 for 2012 and $1,396,000 for 2011. At December 31, 2013, ACNB had total assets under administration of approximately $151,000,000, compared to $141,000,000 at the end of 2012 and $135,000,000 at the end of 2011. The variations in income were in part due to more assets under management in 2013 and the result of higher estate settlement income in 2011 which varies with specific activity.

        Service charges on deposit accounts decreased 7.7% to $2,246,000, after increasing 0.6% in 2012, based upon varying customer actions that affect the volume of fees. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 11.1% to $1,434,000 due to higher volume. The increase resulted from more consumer desire to use electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions in future periods, the effect of which cannot be currently quantified. Another more recent threat to this revenue source is the security breaches in the merchant base that can affect consumer confidence in the debit card channel. Fee income from sold mortgages increased by $134,000, or 45.0%, to $430,000 in 2013; however, approximately 82% of this income was earned in the first half of 2013 after which new originations markedly decreased with increased interest rates. This revenue source is projected to be significantly lower in 2014 compared to 2013.

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

        Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted.

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

        As noted above, commissions from insurance sales were down 3.4% in 2013, and RIG's stand alone net income decreased in 2013 compared to 2012 because of the fixed nature of some expense categories. The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of goodwill, including the testing at October 1, 2013. However, further declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 5.6% to $32,015,000 for the year ended December 31, 2013. The largest component of other expenses is salaries and employee benefits, which increased 2.1% in 2013 to $18,950,000 compared to $18,553,000 in 2012, and increased $1,415,000, or 8.3%, from 2011 to 2012. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  higher employee benefit plan costs, including health insurance;

  •
  higher production-based commissions and incentives;

  •
  increases related to 401(k) plan and non-qualified retirement plan benefits;

  •
  normal merit increases to employees and associated payroll taxes; and,

  •
  offset, to some degree, by decreased defined benefit pension expense due to improved prior year plan investment performance that offset continued historic low discount rates that increase the liabilities for future obligations.

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the Plan and no inactive or former plan participant shall be eligible to again participate in the Plan. The Corporation's overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense will be lower in 2014 due to a higher discount rate at the latest measurement date and better plan return in 2013. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status.

        Net occupancy expense was stable at $1,957,000 in 2013, $1,952,000 in 2012, and $2,043,000 in 2011. Equipment expense totaled $2,826,000 during 2013, as compared to $2,537,000 during 2012 and $2,620,000 during 2011. Occupancy expense was stable in 2013 due to cost control management; however, equipment expense increased in 2013 due to replacement and upgrades of information devices that are expensed and to the conversion to a new system to process debit card and ATM transaction. Equipment expense is subject to ever increasing technology demands and the need for system upgrades for security and reliability purposes. The majority of the expense decrease in 2012 from 2011 was the result of varying amounts of technology upgrades.

        Professional services expense totaled $895,000 for 2013, as compared to $825,000 for 2012 and $911,000 for 2011. The variation in expense from year to year included varying legal costs associated with problem loans, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations including the Dodd-Frank Act. Other tax expense increased 8.2% in 2013 compared to 2012 due to an increased capital base at the Bank. Supplies and postage expense decreased in 2013 compared to the two prior years due to customers' increased use of electronic channels.

        Marketing and corporate relations expense increased 6.5% during 2013 due to higher promotional and public relations expenditures. In 2012, this expense category was 22.2% lower than in 2011 due to more use of internal production resources and higher expenses in 2011 related to a new retail banking office.

        FDIC and regulatory expense for 2013 was $768,000, a decrease of $75,000 from $843,000 in 2012. FDIC and regulatory expense in 2011 was $1,026,000. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses (income) were $576,000, $(119,000) and $725,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The net recovery in 2012 was on two properties that sold for more than the values after prior write-downs. The higher expense in 2013 was a result of properties that suffered decreases in value after acquisition (requiring write-downs to fair value) during prolonged marketing cycles for these distressed properties and, in some cases, during which the debtor remained in physical possession while eviction actions were contested and finally executed. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition.

        Other operating expense increased 8.0% in 2013 as a result of upgrades in data channels and heightened corporate governance and risk management expenditures. Other operating expense increased 9.0% in 2012 from 2011 mainly as a result of costs associated with corporate governance, communications, and the Bank's legal responsibility to reimburse customers in electronic transactions disputes even when another party is at fault.

Provision for Income Taxes

        ACNB recognized income taxes of $2,535,000, or 21.4% of pretax income, during 2013, as compared to $2,319,000, or 20.7%, during 2012 and $2,154,000, or 20.2%, during 2011. The variances from the federal statutory rate are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). Tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments.

        The increasing effective tax rate during 2013, 2012, and 2011 was a result of increasing pretax income in relationship to declining tax-exempt income. Pretax income increased in each year due to revenue and expense elements described above.

        At December 31, 2013, net deferred tax assets amounted to $930,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences. Management currently anticipates future earnings and capital gains will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2013.

FINANCIAL CONDITION

        Average earning assets increased in 2013 to $965,445,000, or by 0.2%, from $963,885,000 in 2012 following $920,046,000 in 2011. ACNB's investment portfolio increased in 2013 on average, as less funds were allocated into liquid short-term investment of Federal Reserve Bank balances. Investments increased in both 2012 and 2011 from deposit growth. Loans increased 1.5% and 3.9% on average in 2013 and 2012, respectively. Growth in loans was funded by increased customer deposits. Average deposits increased in 2013 to $820,793,000 from $807,694,000 in 2012 and $769,914,000 in 2011. Average borrowings decreased in 2013 to $108,495,000 from $123,242,000 in 2012 and $119,900,000 in 2011. Fluctuations in borrowings are mainly in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The increase in the securities portfolio in 2013 was mainly to deploy Federal Reserve balances into a more suitable allocation to investment balances that combined the desired combination of yield, liquidity, and manageable interest rate risk sensitivity. Investing into investment security portfolio assets was made more challenging due to the Federal Reserve's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields are maintained at a lower level than would otherwise be the case. The mix in the securities portfolio during 2012 was changed to deploy growth in deposits into a more suitable allocation to Federal Reserve balances based on the composition of the deposit increases. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2013, the securities balance included a net unrealized gain on available for sale securities of $2,572,000, net of taxes, on amortized cost of $126,090,000 versus a net unrealized gain of $5,614,000, net of taxes, on amortized cost of $157,288,000 at December 31, 2012. The decrease in fair value of available for sale securities during 2013 was a result of a lower amount of investments in the available for sale portfolio, as well as an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. More specifically, comments by Federal Reserve Chairman Bernanke in late second quarter of 2013 caused a sharp spike in market rates which, in turn, lowered the value of most securities already owned.

Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption offset the bond markets' concern about the level of U.S. debt and inflation, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in 2013 and up to the present.

        At December 31, 2013, the securities balance included held to maturity securities with an amortized cost of $94,373,000 and a fair value of $92,082,000, as compared to an amortized cost of $50,159,000 and a fair value of $50,980,000 at December 31, 2012. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they are not classified as available for sale because of prevailing low interest rates at purchase, therefore these securities are projected not to be practicable to sell for liquidity needs in future periods. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of Federal Home Loan Bank borrowings.

        The Corporation does not own investments consisting of pools of Alt A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

        The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security's relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing. Please refer to Note C—"Securities" in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L—"Fair Value Measurements" in the Notes to Consolidated Financial Statements for more information about fair value.

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2013	2012	2011
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$21,651	$24,241	$40,169
Mortgage-backed securities	53,740	80,583	107,527
State and municipal	41,522	51,804	46,317
Corporate bonds	11,165	7,286	13,379
CRA mutual fund	1,033	1,096	1,081
Stock in other banks	872	780	754

	129,983	165,790	209,227

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	37,528	30,115	10,032
Mortgage-backed securities	56,845	20,044	—

	94,373	50,159	10,032

TOTAL	$224,356	$215,949	$219,259

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2013. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$14,010	3.16%	$36,154	1.98%	$8,458	1.68%	$—	—%	$58,622	2.22%
Mortgage-backed securities	—	—	4,158	4.71	42,766	3.20	61,462	2.79	108,386	3.03
State and municipal	820	3.75	11,574	3.39	25,408	3.21	2,978	4.03	40,780	3.33
Corporate bonds	1,000	5.40	5,004	2.56	5,000	1.21	—	—	11,004	2.22
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	627	—	627	—

	$15,830	3.33%	$56,890	2.52%	$81,632	2.93%	$66,111	2.78%	$220,463	2.81%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Year over year, loans outstanding increased by $20,512,000, or 2.9%, in 2013, as compared to 2.0% growth experienced in 2012, both years demonstrating the determined efforts to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards despite the continued slow economic conditions. The higher increase in 2013 was created by concerted efforts to produce new loans despite several payoffs of large local and participated loans. Within the portfolio, the higher growth was centered in increased commercial purpose loans and in local market residential mortgages, in part offset by continued declines in commercial construction loans.The commercial purpose segments increased $6,380,000, or 2.2%, during 2013, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, increased by $22,895,000, or 6.0%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $22,895,000 increase, $1,800,000 were residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens and property values deteriorate. Real estate construction loans continued to decline in 2013, down $7,958,000, or 41.5%, as a result of the weak demand in the residential real estate market and because of stricter underwriting on this loan type due to the category's credit attributes.

        The residential real estate category was higher in 2012 compared to 2011 as the result of more concentrated efforts to book consumer loans secured by real estate. In 2012, commercial lending staff concentrated in maintaining business lending outstandings despite reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2013	2012	2011	2010	2009
Commercial, financial and agricultural	$59,217	$49,004	$56,145	$52,676	$45,947
Real estate:
Commercial	239,186	243,019	236,017	225,950	209,054
Construction	11,196	19,154	22,757	26,635	37,966
Residential	404,861	381,966	363,798	345,854	337,342
Consumer	14,188	14,993	15,751	14,176	14,378

Total Loans	$728,648	$708,136	$694,468	$665,291	$644,687

        The repricing range of the loan portfolio at December 31, 2013, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$8,173	$30,174	$20,870	$59,217
Real estate:
Commercial	9,481	63,892	165,813	239,186
Construction	1,750	3,371	6,075	11,196
Residential	50,414	87,244	267,203	404,861

Total	$69,818	$184,681	$459,961	$714,460

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$11,081	$33,180	$14,956	$59,217
Real estate:
Commercial	68,162	132,073	38,951	239,186
Construction	2,193	3,607	5,396	11,196
Residential	72,030	79,979	252,852	404,861

Total	$153,466	$248,839	$312,155	$714,460

Loans with a fixed interest rate	$17,122	$47,096	$289,185	$353,403
Loans with a variable interest rate	136,344	201,743	22,970	361,057

Total	$153,466	$248,839	$312,155	$714,460

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $104,752,000, or 14.4% of total loans, at December 31, 2013. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        Although materially elevated from several years back, the unemployment rate in ACNB's market area remained below the state and national average during 2013. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2013, continued contraction in new residential real estate development/construction and general lower economic activity lingered from the recent major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

        Non-performing assets include nonaccrual loans and restructured loans (troubled debt restructures or TDRs), accruing loans past due 90 days or more, and other foreclosed assets. The accrual of interest on residential mortgage and commercial loans (consisting of commercial and industrial, commercial real estate, and commercial real estate construction loan categories) is discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Consumer loans (consisting of home equity lines of credit and consumer loan categories) are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as a TDR if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted to a borrower, for economic or legal reasons related to the borrower's financial difficulties.

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2013	2012	2011	2010	2009
Nonaccrual loans, including TDRs	$8,573	$6,327	$12,846	$14,657	$13,308
Accruing loans 90 days past due	1,926	771	1,191	997	2,107

Total Non-Performing Loans	10,499	7,098	14,037	15,654	15,415

Foreclosed assets	1,762	4,247	4,437	7,859	6,046

Total Non-Performing Assets	$12,261	$11,345	$18,474	$23,513	$21,461

Total Accruing Troubled Debt Restructurings	$7,139	$4,815	$—	$—	$—

Ratios:
Non-performing loans to total loans	1.44%	1.00%	2.02%	2.35%	2.39%
Non-performing assets to total assets	1.17%	1.08%	1.84%	2.43%	2.23%
Allowance for loan losses to non-performing loans	153.26%	237.04%	110.29%	97.43%	77.72%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $704,000 in 2013, $543,000 in 2012, and $652,000 in 2011. The increase in nonaccrual loans from 2012 to 2013 is discussed further below.

        Impaired loans at December 31, 2013 and 2012, totaled $15,712,000 and $11,142,000, respectively. At December 31, 2013 and 2012, $2,036,000 and $1,900,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $7,139,000 of the impaired loans were accruing troubled debt restructured loans. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $201,000 and $36,000 at December 31, 2013 and 2012, respectively. The increase in accruing troubled debt restructurings was due to one loan relationship with adequate real estate collateral that was granted a change in terms during the period. The increase in nonaccrual loans was related to commercial loans with adequate real estate collateral, net of other loan amounts that were charged-off. Further discussion on nonaccrual loans is included below in a separate discussion on nonaccrual loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $9,083,000 at December 31, 2013, compared to $13,076,000 at December 31, 2012.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $1,762,000 at December 31, 2013. Four unrelated commercial use or construction real estate properties were brought into foreclosed real estate in 2012, 2011, or 2010 with an aggregate fair value of $1,072,000. In addition, the fair value of $690,000 for foreclosed real estate at December 31, 2013, represented four residential real estate single family homes, which were taken into foreclosed real estate in 2013. All properties are being actively marketed to targeted buyers by external and internal resources. The total of $4,247,000 in foreclosed real estate at December 31, 2012, represented one economic development project, seven commercial real estate properties, and two single family homes.

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

  •
  variances in management's assessment of national, regional, and local economic conditions; and,

  •
  other internal or external factors that management believes appropriate at that time.

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation specific and industry-wide hesitancy to prematurely release reserves at this time as the Corporation believes that losses are probable. The Corporation has determined that the amount of provision in 2013 and the resulting allowance at December 31, 2013, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate as the total amount of impaired loans increased and, although the impaired loans added in 2013 demonstrate generally low risk because of adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around residential real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented probable losses at December 31, 2013.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for 2013 was $3,225,000 less than the provision for 2012. The provision for 2012 was $760,000 less than the provision for 2011. Management believes that the decreases in the provision are directionally consistent with the credit risk in the loan portfolio.

        Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio and economic conditions, management believes the current level of the allowance for loan losses is adequate.

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2013	2012	2011	2010	2009
Beginning balance	$16,825	$15,482	$15,252	$11,981	$7,393
Provision for loan losses	1,450	4,675	5,435	6,410	4,750
Loans charged-off:
Commercial, financial and agricultural	178	2,180	1,861	204	221
Real estate	996	955	2,550	2,049	—
Residential mortgage	1,062	551	802	810	64
Consumer	191	71	30	118	63

Total Loans Charged-Off	2,427	3,757	5,243	3,181	348

Recoveries:
Commercial, financial and agricultural	235	22	34	2	172
Real estate	—	399	—	—	—
Residential mortgage	4	1	2	35	1
Consumer	4	3	2	5	13

Total Recoveries	243	425	38	42	186

Net charge-offs	2,184	3,332	5,205	3,139	162

Ending balance	$16,091	$16,825	$15,482	$15,252	$11,981

Ratios:
Net charge-offs to average loans	0.31%	0.48%	0.77%	0.47%	0.03%
Allowance for loan losses to total loans	2.21%	2.38%	2.23%	2.29%	1.86%

Table 9—Allocation of the Allowance for Loan Losses

	2013		2012		2011		2010		2009
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$1,915	8.1%	$1,507	6.9%	$2,582	8.1%	$2,074	7.9%	$1,539	7.1%
Real estate:
Commercial	5,819	32.8	6,576	34.4	6,007	34.0	6,346	34.0	4,250	28.1
Construction	247	1.5	518	2.7	548	3.3	1,154	4.0	3,086	5.9
Residential	4,550	55.6	4,238	53.9	4,131	52.4	3,449	44.6	1,693	56.7
Consumer	947	2.0	633	2.1	419	2.3	520	9.5	403	2.2
Unallocated	2,613	N/A	3,353	N/A	1,795	N/A	1,709	N/A	1,010	N/A

Total	$16,091	100.0%	$16,825	100.0%	$15,482	100.0%	$15,252	100.0%	$11,981	100.0%

        The allowance for loan losses at December 31, 2013, was $16,091,000, or 2.21% of loans, as compared to $16,825,000, or 2.38% of loans, at December 31, 2012. The ratio of non-performing loans plus foreclosed assets to total assets was 1.17% at December 31, 2013, as compared to 1.08% at December 31, 2012.

        Loans past due 90 days and still accruing were $1,926,000 and nonaccrual loans were $8,573,000 as of December 31, 2013. Loans past due 90 days and still accruing were $771,000 at December 31, 2012, while nonaccruals were $6,327,000.

        Additional information on nonaccrual loans at December 31, 2013 and 2012, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2013
Residential real estate developments	3	$1,010	$—	$214	In market	2006–2009
Owner occupied commercial real estate	17	6,439	101	109	In market	1995–2011
Investment/rental commercial real estate	4	975	100	634	In market	1998–2011
Commercial and industrial	2	149	—	22	In market	2007–2008

Total	26	$8,573	$201	$979

December 31, 2012
Residential real estate developments	2	$854	$—	$389	In market	2006–2010
Owner occupied commercial real estate	12	3,137	7	83	In market	1995–2010
Investment/rental commercial real estate	6	1,995	—	606	In market	2003–2011
Commercial and industrial	3	341	29	1,954	In market	2006–2010

Total	23	$6,327	$36	$3,032

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2011 for purposes listed in the classifications in the table above.

        Included in residential real estate developments at December 31, 2013, the Corporation had one impaired and nonaccrual loan of $694,000 to finance a project in the Corporation's primary trading area of southcentral Pennsylvania. The loan had standard terms and conditions including repayment from the sales of the respective properties and no interest reserves, and was originated during the first half of 2006. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged-down by $274,000 in the first quarter of 2011 due to declines in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral. Because of the 2011 write-down and subsequent principal repayment, there was no specific valuation allowance on this loan at December 31, 2013. One smaller residential real estate development loan, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral's current fair value. Another smaller residential real estate development relationship, added in 2013 after the borrower filed Chapter 13 bankruptcy, was not fully supported by the collateral's fair value because of a dispute on a prior lien. The relationship totaled $436,000 prior to charge-offs of $214,000 taken in 2013 on confirmed losses based on new appraisals. Legal action has commenced on resolving the issues on this credit. The respective allowances, write-downs and charge-offs were derived by estimating the cash flow from the sale of the property given the respective stage of completion.

        Owner occupied commercial real estate includes 17 unrelated loan relationships, all of which but one participation and a loan relationship for farmland have balances of less than $625,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The one participation loan was added in the fourth quarter of 2013 with an outstanding participation balance of $1,425,000. The participation loan, for a business in southcentral Pennsylvania with normal terms and conditions, was purchased in 2005 and is adequately secured, despite a late 2013 borrower's bankruptcy filing, by inventory, accounts receivable, and real estate. The farmland relationship with an outstanding balance of $925,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing. Based on recent appraisals, the loan appears to be adequately collateralized. The other loans in this category were originated between 1995 and 2010 and are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest to initiate foreclosure procedures. One loan with a balance of $165,000 had a specific allocation of $17,000 and another unrelated credit with a balance of $566,000 had a specific allocation of $84,000 based on appraisals less estimated costs to sell.

        Investment/rental commercial real estate includes four unrelated loan relationships totaling $975,000, of which one loan was approximately $727,000, for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. The $727,000 credit was added in the first quarter of 2013 and has a specific allocation of $93,000 after an interim partial charge-off of $101,000. All of these loans were originated between 1998 and 2011. The loans were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. One loan in this category, with standard terms and conditions, was participated from another bank in 2006 and added to nonaccrual in 2012 for nonpayment, afterwhich a period of time expired while the customer contested foreclosure. An interim charge-off of $244,000 was taken based on an appraisal and a known superior lien. Prior to sheriff sale in the fourth quarter of 2013, another superior lien was discovered, afterwhich the loan was completely charged off with a $456,000 final loss. Another smaller relationship has a $7,000 specific allocation on a $133,000 balance.

        Included in impaired commercial and industrial loans is a fully-disbursed line of credit, originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, totaling $142,000 with no specific valuation allowance at December 31, 2013, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. Subsequently, in the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status. The remaining smaller loan in this category, a business loan impacted by the general economic downturn, has a remaining balance of $7,000 at year-end 2013. Another loan had a $22,000 charge-off to close out the loan in 2013 after receipt of an 80% government guarantee.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2013 compared to 2012 and 2011 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The decrease in the provision was a result of the analysis of the adequacy of the allowance for loan losses. More specifically, even though nonaccrual loans increased, provision expense decreased due to the scaling back of the unallocated portion of the allowance in proportion to substandard loans in accordance with management's belief that adequate collateralization exists for substandard loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $1,762,000 at December 31, 2013, compared to $4,247,000 at December 31, 2012. The decrease was mainly due to 11 properties that were disposed of in 2013. The largest property unsold at December 31, 2013, includes $423,000 in related real estate development parcels acquired in 2012 that are actively being marketed, with one property under contract at December 31, 2013. Three additional commercial properties were added in 2010, 2011 and 2012 that remain unsold at December 31, 2013, with an aggregate fair value of $649,000. Four unrelated residential properties totaling $690,000 added in 2013 remain unsold at December 31, 2013. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2014; however, the total amount and timing is currently not certain.

Other Assets

        Other assets increased $6,143,000, or 41.8%, in 2013 compared to 2012, primarily because of a $7,287,000 improvement in the funded status of the Bank's pension plan.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 1.6%, or $13,099,000, during 2013, as compared to 5.0% during 2012. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. The 2013 deposit growth mix experienced a continued shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances while time deposits decreased. Year-end 2012 to year-end 2013 recorded a decrease in deposits of $33,533,000, or 4.0%, most of which was in time deposits, as such funds typically are more rate sensitive and subject to movement into other markets such as equities. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2013, are summarized as follows:

In thousands
Three months or less	$22,657
Over three through six months	8,798
Over six through twelve months	16,464
Over twelve months	22,390

Total	$70,309

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the Federal Home Loan Bank (FHLB). As of December 31, 2013, short-term borrowings were $49,052,000, an increase of $1,749,000, or 3.7%, from the December 31, 2012, balance of $47,303,000. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2012, repurchase agreement balances were down due to normal fluctuations in the business activities of ACNB's commercial customer base. At December 31, 2013, there were $6,800,000 in short-term FHLB borrowings, due to deposit funding decreases and loan increases. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position. In addition, such borrowings include a loan from a commercial bank to fund the initial purchase of RIG. Long-term borrowings totaled $82,703,000 at December 31, 2013, versus $59,954,000 at December 31, 2012. The Corporation increased long-term borrowings to fund loan demand that was in excess of the amount available from deposits. Additional laddered FHLB fixed-rate term advances were taken in October and December 2013 to reduce net liability sensitivity, to take advantage of perhaps temporarily lowered rates, and to increase liquidity during a period of federal government-related uncertainty. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's borrowings as of the dates indicated:

In thousands	2013	2012	2011
Short-term borrowings outstanding at end of year:
FHLB overnight advance	$6,800	$—	$—
Securities sold under repurchase agreements	42,252	47,303	45,962

Total	$49,052	$47,303	$45,962

Dollars in thousands	2013	2012	2011
Average interest rate at year-end	0.14%	0.14%	0.20%
Maximum amount outstanding at any month-end	$76,333	$58,343	$56,238
Average amount outstanding	$53,184	$48,300	$43,124
Weighted average interest rate	0.11%	0.16%	0.21%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its "well capitalized" position. Total stockholders' equity was $106,802,000 at December 31, 2013, compared to $101,264,000 at December 31, 2012. Stockholders' equity increased during 2013 due to earnings retained in capital during 2013 and an increase in accumulated other comprehensive income resulting from amounts associated with the pension plan, offset by the change in fair value of the assets in the available for sale investment portfolio.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2013, ACNB retained $4,773,000, or 51.2%, of its net income, as compared to $4,362,000, or 49.1%, in 2012 and $3,990,000, or 46.9%, in 2011.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2013, 62,968 shares were issued under this plan with proceeds in the amount of $999,000. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

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

        Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization's common equity Tier 1 capital. The final rules allow community banks to make a one-time election not to include the additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

        The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010, for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less that $15 billion as of December 31, 2009, and banking organizations that were mutual holding companies as of May 19, 2010.

        The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights, but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

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

        The Corporation is in the process of assessing the impact of these changes on the regulatory ratios of the Corporation and the banking subsidiary, as well as on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2013	2012	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.76%	8.14%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.99%	12.80%	6.00%
Total risk-based capital ratio	14.26%	14.07%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2013, ACNB could borrow approximately $420,550,000 from the FHLB of which $332,750,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $250,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $42,252,000 and $47,303,000 at December 31, 2013 and 2012, respectively.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank. For a discussion of ACNB's dividend restrictions, please refer to Item 1—"Business" and Note J—"Regulatory Restrictions on Dividends" in the Notes to Consolidated Financial Statements.

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2013:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$152,255	$75,408	$8,137	$—	$235,800
Short-term borrowings	49,052	—	—	—	49,052
Long-term debt	29,265	36,577	16,645	216	82,703
Operating leases	413	573	172	303	1,461
Payments under nonqualified benefit plans(1)	100	200	116	6,633	7,049

Total	$231,085	$112,758	$25,070	$7,152	$376,065

(1)
The payments under nonqualified benefit plans excludes expected benefit retirement payments that will be paid from plan assets.

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2013, the Corporation had unfunded outstanding commitments to extend credit of $156,135,000 and outstanding standby letters of credit of $4,176,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        See Note A—"Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2013, indicate that the Corporation would expect net interest income to decrease over the next twelve months by 0.30% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 6.19% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2012, exhibited similar sensitivity in a declining rate environment reflecting an interest rate environment in which larger rate declines could be expected.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2013, indicate that the net present value would decrease 3.91% assuming an upward shift in market interest rates of 3.00% and decrease 0.64% if rates shifted 1.00% in the same manner.

December 31, 2013		December 31, 2013
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(6.19)%	(300)	(11.49)%
(100)	(1.42)%	(100)	(6.66)%
—	—	—	—
100	(0.15)%	100	(0.64)%
300	(0.30)%	300	(3.91)%

December 31, 2012		December 31, 2012
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(8.06)%	(300)	(7.79)%
(100)	(2.82)%	(100)	(2.56)%
—	—	—	—
100	0.81%	100	2.93%
300	2.07%	300	2.03%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statement of condition of ACNB Corporation and Subsidiaries (the "Corporation") as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014, expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries (the "Corporation") as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC
Reading, Pennsylvania
March 15, 2013

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2013	2012
ASSETS
Cash and due from banks	$13,963	$19,078
Interest bearing deposits with banks	4,153	32,307

Total Cash and Cash Equivalents	18,116	51,385
Securities available for sale	129,983	165,790
Securities held to maturity, fair value $92,082; $50,980	94,373	50,159
Loans held for sale	496	6,687
Loans, net of allowance for loan losses $16,091; $16,825	712,557	691,311
Premises and equipment	15,991	15,131
Restricted investment in bank stocks	6,861	5,318
Investment in bank-owned life insurance	32,237	31,122
Investments in low-income housing partnerships	4,687	5,440
Goodwill	6,308	6,308
Intangible assets	1,845	2,409
Foreclosed assets held for resale	1,762	4,247
Other assets	20,831	14,688

Total Assets	$1,046,047	$1,049,995

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$128,011	$119,297
Interest bearing	672,632	714,879

Total Deposits	800,643	834,176
Short-term borrowings	49,052	47,303
Long-term borrowings	82,703	59,954
Other liabilities	6,847	7,298

Total Liabilities	939,245	948,731

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,053,911 and 6,027,968 shares issued; 5,991,311 and 5,965,368 shares outstanding	15,135	15,070
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	9,628	9,246
Retained earnings	82,661	77,888
Accumulated other comprehensive income (loss)	106	(212)

Total Stockholders' Equity	106,802	101,264

Total Liabilities and Stockholders' Equity	$1,046,047	$1,049,995

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2013	2012	2011
INTEREST INCOME
Loans, including fees	$32,084	$33,990	$34,493
Securities:
Taxable	4,230	4,876	6,006
Tax-exempt	1,197	1,457	1,252
Dividends	22	27	13
Other	68	89	68

Total Interest Income	37,601	40,439	41,832

INTEREST EXPENSE
Deposits	2,177	3,441	4,457
Short-term borrowings	61	76	91
Long-term borrowings	1,751	2,578	2,914

Total Interest Expense	3,989	6,095	7,462

Net Interest Income	33,612	34,344	34,370
PROVISION FOR LOAN LOSSES	1,450	4,675	5,435

Net Interest Income after Provision for Loan Losses	32,162	29,669	28,935

OTHER INCOME
Service charges on deposit accounts	2,246	2,433	2,418
Income from fiduciary activities	1,299	1,224	1,396
Earnings on investment in bank-owned life insurance	975	981	968
Gain on life insurance proceeds	—	63	—
Gains on sales or calls of securities	—	7	1
Service charges on ATM and debit card transactions	1,434	1,291	1,236
Commissions from insurance sales	4,671	4,835	4,824
Other	1,078	1,033	894

Total Other Income	11,703	11,867	11,737

OTHER EXPENSES
Salaries and employee benefits	18,950	18,553	17,138
Net occupancy	1,957	1,952	2,043
Equipment	2,826	2,537	2,620
Professional services	895	825	911
Other tax	901	833	803
Supplies and postage	583	634	640
Marketing and corporate relations	396	372	478
FDIC and regulatory	768	843	1,026
Intangible assets amortization	641	641	641
Foreclosed real estate expenses (income)	576	(119)	725
Other operating	3,522	3,260	2,991

Total Other Expenses	32,015	30,331	30,016

Income Before Income Taxes	11,850	11,205	10,656
PROVISION FOR INCOME TAXES	2,535	2,319	2,154

Net Income	$9,315	$8,886	$8,502

PER SHARE DATA
Basic earnings	$1.56	$1.49	$1.43

Cash dividends declared	$0.76	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2013	2012	2011
NET INCOME	$9,315	$8,886	$8,502

OTHER COMPREHENSIVE INCOME (LOSS)
SECURITIES
Unrealized (losses) gains arising during the period, net of income taxes of $(1,567), $(197), and $1,067, respectively	(3,042)	(377)	2,074
Reclassification adjustment for net gains included in net income, net of income taxes of $0, $(2), and $0, respectively(A)(C)	—	(5)	(1)
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $236, $226, and $66, respectively(B)(C)	456	435	126
Unrecognized net gain (loss), net of income taxes of $1,496, $(473), and $(1,404), respectively	2,904	(920)	(2,726)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	318	(867)	(527)

TOTAL COMPREHENSIVE INCOME	$9,633	$8,019	$7,975

(A)
Gross amounts are included in net gains on sales or calls of securities on the Consolidated Statements of Income in total other income.

(B)
Gross amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

(C)
Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2013, 2012 and 2011

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—January 1, 2011	$14,977	$(728)	$8,787	$69,536	$1,182	$93,754
Net income	—	—	—	8,502	—	8,502
Other comprehensive loss, net of taxes	—	—	—	—	(527)	(527)
Common stock shares issued (17,466 shares)	44	—	213	—	—	257
Cash dividends declared	—	—	—	(4,512)	—	(4,512)

BALANCE—December 31, 2011	15,021	(728)	9,000	73,526	655	97,474
Net income	—	—	—	8,886	—	8,886
Other comprehensive loss, net of taxes	—	—	—	—	(867)	(867)
Common stock shares issued (19,559 shares)	49	—	246	—	—	295
Cash dividends declared	—	—	—	(4,524)	—	(4,524)

BALANCE—December 31, 2012	15,070	(728)	9,246	77,888	(212)	101,264
Net income	—	—	—	9,315	—	9,315
Other comprehensive income, net of taxes	—	—	—	—	318	318
Common stock shares issued (25,943 shares)	65	—	382	—	—	447
Cash dividends declared	—	—	—	(4,542)	—	(4,542)

BALANCE—December 31, 2013	$15,135	$(728)	$9,628	$82,661	$106	$106,802

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,315	$8,886	$8,502
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	(430)	(296)	(258)
Loss (gain) on sales of foreclosed assets held for resale, including writedowns	181	(400)	296
Earnings on investment in bank-owned life insurance	(975)	(981)	(968)
Gain on sales or calls of securities	—	(7)	(1)
Gain on life insurance proceeds	—	(63)	—
Depreciation and amortization	1,993	2,041	2,218
Provision for loan losses	1,450	4,675	5,435
Net amortization of investment securities premiums	972	893	682
Decrease (increase) in accrued interest receivable	333	329	(257)
Decrease in accrued interest payable	(433)	(315)	(238)
Mortgage loans originated for sale	(19,841)	(32,316)	(15,414)
Proceeds from sales of loans originated for sale	26,462	26,262	18,403
(Increase) decrease in other assets	(750)	1,880	3,857
Decrease in other liabilities	(291)	(1,285)	(4,103)

Net Cash Provided by Operating Activities	17,986	9,303	18,154

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	8,970	2,399	—
Proceeds from maturities of investment securities available for sale	37,606	62,589	55,804
Purchase of investment securities available for sale	(6,875)	(19,676)	(71,830)
Purchase of investments held to maturity	(53,689)	(42,705)	—
(Purchase) redemption of restricted investment in bank stocks	(1,543)	1,828	1,274
Net increase in loans	(23,823)	(19,521)	(37,672)
Investment in low-income housing partnerships	(249)	(2,106)	—
Proceeds from sale of low-income housing partnerships	476	—	—
Purchase of bank-owned life insurance	(140)	(1,940)	—
Purchase of book of business	(77)	—	—
Insurance agency acquisitions, net of cash acquired	—	—	(336)
Proceeds from life insurance death benefits	—	273	—
Capital expenditures	(2,212)	(2,049)	(1,942)
Proceeds from sale of foreclosed real estate	3,431	3,111	6,416

Net Cash Used in Investing Activities	(38,125)	(17,797)	(48,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	8,714	7,050	8,783
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(42,247)	44,331	27,486
Net increase in short-term borrowings	1,749	1,341	6,876
Proceeds from long-term borrowings	37,000	10,000	—
Repayments on long-term borrowings	(14,251)	(21,237)	(10,308)
Dividends paid	(4,542)	(4,524)	(4,512)
Common stock issued	447	295	257

Net Cash (Used in) Provided by Financing Activities	(13,130)	37,256	28,582

Net (Decrease) Increase in Cash and Cash Equivalents	(33,269)	28,762	(1,550)
CASH AND CASH EQUIVALENTS—BEGINNING	51,385	22,623	24,173

CASH AND CASH EQUIVALENTS—ENDING	$18,116	$51,385	$22,623

Interest paid	$4,422	$6,410	$7,700

Income taxes paid	$2,925	$725	$1,700

Loans transferred to foreclosed assets held for resale	$1,127	$2,521	$3,290

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its nineteen retail banking locations in Adams, Cumberland and York Counties, Pennsylvania. There is also a loan production office situated in Franklin County, Pennsylvania.

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

        Assets held by the Corporation's Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $151,000,000 and $141,000,000 at December 31, 2013 and 2012, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        Certain amounts previously reported have been reclassified, when necessary, to conform to the financial statement presentation for 2013. The reclassifications had no effect on net income or stockholders' equity.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $104,752,000, or 14.4%, of total loans at December 31, 2013. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2013 and 2012, and consists of common stock in the Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB).

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2013, 2012 or 2011. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation actively monitors the values of collateral as well as the age of the valuation of impaired loans. Management believes that the Corporation's market area is not as volatile as other

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

areas throughout the United States, therefore valuations are ordered at least every 18 months, or more frequently if management believes that there is an indication that the fair value has declined.

        For impaired loans secured by collateral other than real estate, the Corporation considers the net book value of the collateral, as recorded in the most recent financial statements of the borrower, and determines fair value based on estimates made by management.

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

        In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio and economic conditions, management believes the current level of the allowance for loan losses is adequate.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Residential Mortgage Lending—One-to-four family residential mortgage loan originations, including home equity closed-end loans, are generated by the Corporation's marketing efforts, its present customers, walk-in customers, and referrals. These loans originate primarily within the Corporation's market area or with customers primarily from the market area.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $47,000, $28,000, and $22,000 of expense in 2013, 2012, and 2011, respectively, related to these benefits.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,976,960, 5,953,723 and 5,936,030 weighted average shares of common stock outstanding for 2013, 2012 and 2011, respectively.

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350, such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable in the circumstances, because it allowed the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

Accumulated Other Comprehensive Income (Loss)

        The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE—DECEMBER 31, 2013	$2,572	$(2,466)	$106

BALANCE—DECEMBER 31, 2012	$5,614	$(5,826)	$(212)

Segment Reporting

        The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual, business, and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information for commercial, retail and mortgage banking operations is not available and segment reporting would not be meaningful. Please refer to Note S—"Segment and Related Information" for a discussion of insurance operations.

New Accounting Pronouncements

        There were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2013 that have not been adopted by the Corporation in previous periods. In addition, there are no recently issued accounting standards that are expected to have a material impact on the Corporation's consolidated financial statements in future periods.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2013 and 2012, compensating balances approximated $1,673,000 and $1,969,000, respectively. During 2013 and 2012, average compensating balances approximated $2,181,000 and $2,327,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2013 and 2012, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2013
U.S. Government and agencies	$21,094	$557	$—	$21,651
Mortgage-backed securities, residential	51,541	2,322	123	53,740
State and municipal	40,780	1,117	375	41,522
Corporate bonds	11,004	192	31	11,165
CRA mutual fund	1,044	—	11	1,033
Stock in other banks	627	245	—	872

	$126,090	$4,433	$540	$129,983

December 31, 2012
U.S. Government and agencies	$23,225	$1,016	$—	$24,241
Mortgage-backed securities, residential	75,816	4,767	—	80,583
State and municipal	49,568	2,246	10	51,804
Corporate bonds	7,008	286	8	7,286
CRA mutual fund	1,044	52	—	1,096
Stock in other banks	627	153	—	780

	$157,288	$8,520	$18	$165,790

SECURITIES HELD TO MATURITY
December 31, 2013
U.S. Government and agencies	$37,528	$142	$923	$36,747
Mortgage-backed securities, residential	56,845	40	1,550	55,335

	$94,373	$182	$2,473	$92,082

December 31, 2012
U.S. Government and agencies	$30,115	$536	$6	$30,645
Mortgage-backed securities, residential	$20,044	$298	$7	$20,335

	$50,159	$834	$13	$50,980

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2013
Mortgage-backed securities, residential	$6,944	$123	$—	$—	$6,944	$123
State and municipal	11,107	340	1,070	35	12,177	375
Corporate bonds	4,969	31	—	—	4,969	31
CRA Mutual Fund	1,033	11	—	—	1,033	11

	$24,053	$505	$1,070	$35	$25,123	$540

December 31, 2012
State and municipal	$1,975	$10	$—	$—	$1,975	$10
Corporate bond	992	8	—	—	992	8

	$2,967	$18	$—	$—	$2,967	$18

SECURITIES HELD TO MATURITY
December 31, 2013
U.S. Government and agencies	$22,710	$812	$2,889	$111	$25,599	$923
Mortgage-backed securities, residential	45,891	1,446	1,755	104	47,646	1,550

	$68,601	$2,258	$4,644	$215	$73,245	$2,473

December 31, 2012
U.S. Government and agencies	$2,994	$6	$—	$—	$2,994	$6
Mortgage-backed security, residential	$2,046	$7	$—	$—	$2,046	$7

	$5,040	$13	$—	$—	$5,040	$13

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2013, seven available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2013, twenty-six available for sale state and municipal securities had unrealized losses that individually did not exceed 8% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

NOTE C—SECURITIES (Continued)

        At December 31, 2013, one available for sale corporate bond had an unrealized loss and has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security. This security had an unrealized loss of less than 1% of amortized cost.

        At December 31, 2013, the CRA Mutual Fund had an unrealized loss that individually did not exceed 2% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

        At December 31, 2013, seventeen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 8% of amortized cost. Two of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2013, thirty held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 8% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2013, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value at December 31, 2013, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$5,824	$5,908	$10,006	$10,147
Over 1 year through 5 years	33,668	34,918	19,064	18,610
Over 5 years through 10 years	30,408	30,474	8,458	7,990
Over 10 years	2,978	3,038	—	—
Mortgage-backed securities, residential	51,541	53,740	56,845	55,335
CRA mutual fund	1,044	1,033	—	—
Stock in other banks	627	872	—	—

	$126,090	$129,983	$94,373	$92,082

        The Corporation realized gross gains of $0 during 2013, $7,000 during 2012, and $1,000 during 2011 and gross losses of $0 during 2013, 2012, and 2011 on sales or calls of securities available for sale.

        At December 31, 2013 and 2012, securities with a carrying value of $139,966,000 and $147,923,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D—LOANS

        The Corporation grants commercial, residential, and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

NOTE D—LOANS (Continued)

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2013 and 2012:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and industrial	$53,316	$2,364	$3,537	$—	$59,217
Commercial real estate	193,162	29,655	16,369	—	239,186
Commercial real estate construction	5,123	5,018	1,055	—	11,196
Residential mortgage	344,847	2,551	3,611	—	351,009
Home equity lines of credit	53,021	608	223	—	53,852
Consumer	14,188	—	—	—	14,188

Total	$663,657	$40,196	$24,795	$—	$728,648

December 31, 2012
Commercial and industrial	$44,072	$2,491	$2,441	$—	$49,004
Commercial real estate	205,449	20,379	17,191	—	243,019
Commercial real estate construction	7,354	9,820	1,980	—	19,154
Residential mortgage	321,986	4,502	2,348	—	328,836
Home equity lines of credit	51,096	1,776	258	—	53,130
Consumer	14,993	—	—	—	14,993

Total	$644,950	$38,968	$24,218	$—	$708,136

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2013 and 2012:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2013
Commercial and industrial	$—	$—	$—	$1,574	$2,688
Commercial real estate	—	—	—	11,197	11,758
Commercial real estate construction	—	—	—	788	1,062
Residential mortgage	1,478	1,478	201	675	712

Total	$1,478	$1,478	$201	$14,234	$16,220

December 31, 2012
Commercial and industrial	$146	$146	$29	$195	$1,310
Commercial real estate	237	276	7	8,772	9,216
Commercial real estate construction	—	—	—	854	1,128
Residential mortgage	—	—	—	938	1,263

Total	$383	$422	$36	$10,759	$12,917

NOTE D—LOANS (Continued)

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2013
Commercial and industrial	$58	$—	$466	$—
Commercial real estate	95	—	11,237	529
Commercial real estate construction	—	—	3,558	209
Residential mortgage	833	—	1,119	10

Total	$986	$—	$16,380	$748

December 31, 2012
Commercial and industrial	$431	$—	$223	$—
Commercial real estate	691	—	8,193	11
Commercial real estate construction	336	—	1,242	—
Residential mortgage	18	—	1,390	—

Total	$1,476	$—	$11,048	$11

December 31, 2011
Commercial and industrial	$1,019	$—	$349	$—
Commercial real estate	2,324	—	4,946	44
Commercial real estate construction	—	—	3,463	—
Residential mortgage	340	—	1,119	—

Total	$3,683	$—	$9,877	$44

        No additional funds are committed to be advanced in connection with impaired loans.

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $704,000 in 2013, $543,000 in 2012, and $652,000 in 2011.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2013 and 2012:

In thousands	2013	2012
Commercial and industrial	$1,574	$342
Commercial real estate	4,363	4,514
Commercial real estate construction	788	854
Residential mortgage	1,848	617

Total	$8,573	$6,327

NOTE D—LOANS (Continued)

        The following table summarizes information relative to troubled debt restructurings by loan portfolio class at December 31, 2013 and 2012:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at period end
December 31, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$142
Commercial real estate	1,021	1,021	634
Commercial real estate construction	1,548	1,541	694
Residential mortgage	566	566	566

Total nonaccruing troubled debt restructurings	3,625	3,613	2,036

Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,834
Residential mortgage	336	336	305

Total accruing troubled debt restructurings	7,454	7,506	7,139

Total Troubled Debt Restructurings	$11,079	$11,119	$9,175

December 31, 2012
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$187
Commercial real estate	1,304	1,304	953
Commercial real estate construction	1,548	1,541	760

Total nonaccruing troubled debt restructurings	$3,342	$3,330	$1,900

Accruing troubled debt restructurings:
Commercial real estate	$4,577	$4,577	$4,494
Residential mortgage	336	336	321

Total accruing troubled debt restructurings	4,913	4,913	4,815

Total Troubled Debt Restructurings	$8,255	$8,243	$6,715

        All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. During the year ended December 31, 2013, one troubled debt restructured loan defaulted in the amount of $237,000 and all other troubled debt restructured loans were current with respect to their associated forbearance agreement. As of December 31, 2013, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $353,000. As of December 31, 2012, there was one defaulted troubled debt restructure and all other troubled debt restructured loans were current with respect to their associated forbearance agreements. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010 and modified during 2013, three were negotiated during 2012, while two were negotiated during 2013.

NOTE D—LOANS (Continued)

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

        The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2013 and 2012:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at period end
2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,542
Residential mortgage	1	566	566	566
2012
Troubled debt restructurings:
Commercial real estate	2	$5,225	$5,225	$5,099
Residential mortgage	1	336	336	321

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2013
Commercial and industrial	$55	$13	$152	$220	$58,997	$59,217	$3
Commercial real estate	857	552	1,964	3,373	235,813	239,186	—
Commercial real estate construction	—	—	788	788	10,408	11,196	—
Residential mortgage	4,728	795	3,148	8,671	342,338	351,009	1,900
Home equity lines of credit	260	36	14	310	53,542	53,852	14
Consumer	22	15	9	46	14,142	14,188	9

Total	$5,922	$1,411	$6,075	$13,408	$715,240	$728,648	$1,926

December 31, 2012
Commercial and industrial	$128	$—	$342	$470	$48,534	$49,004	$1
Commercial real estate	757	1,569	1,502	3,828	239,191	243,019	6
Commercial real estate construction	—	—	854	854	18,300	19,154	—
Residential mortgage	4,197	2,425	1,339	7,961	320,875	328,836	721
Home equity lines of credit	353	10	43	406	52,724	53,130	43
Consumer	8	4	—	12	14,981	14,993	—

Total	$5,443	$4,008	$4,080	$13,531	$694,605	$708,136	$771

        The following table summarizes the allowance for loan losses and recorded investment in financing receivables:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses
Beginning balance-January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(178)	(996)	—	(1,062)	—	(191)	—	(2,427)
Recoveries	235	—	—	4	—	4	—	243
Provisions	351	239	(271)	1,350	20	501	(740)	1,450

Ending balance-December 31, 2013	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091

Ending balance: individually evaluated for impairment	$—	$—	$—	$201	$—	$—	$—	$201

Ending balance: collectively evaluated for impairment	$1,915	$5,819	$247	$3,812	$537	$947	$2,613	$15,890

Loans receivables
Ending balance	$59,217	$239,186	$11,196	$351,009	$53,852	$14,188	$—	$728,648

Ending balance: individually evaluated for impairment	$1,574	$11,197	$788	$2,153	$—	$—	$—	$15,712

Ending balance: collectively evaluated for impairment	$57,643	$227,989	$10,408	$348,856	$53,852	$14,188	$—	$712,936

NOTE D—LOANS (Continued)

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses
Beginning balance-January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,180)	(417)	(538)	(500)	(51)	(71)	—	(3,757)
Recoveries	22	250	149	1	—	3	—	425
Provisions	1,083	736	359	596	61	282	1,558	4,675

Ending balance-December 31, 2012	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825

Ending balance: individually evaluated for impairment	$29	$7	$—	$—	$—	$—	$—	$36

Ending balance: collectively evaluated for impairment	$1,478	$6,569	$518	$3,721	$517	$633	$3,353	$16,789

Loans receivables
Ending balance	$49,004	$243,019	$19,154	$328,836	$53,130	$14,993	$—	$708,136

Ending balance: individually evaluated for impairment	$341	$9,009	$854	$938	$—	$—	$—	$11,142

Ending balance: collectively evaluated for impairment	$48,663	$234,010	$18,300	$327,898	$53,130	$14,993	$—	$696,994

December 31, 2011
Allowance for loan losses
Beginning balance-January 1, 2011	$2,074	$6,346	$1,154	$3,108	$341	$520	$1,709	$15,252
Charge-offs	(1,861)	(1,308)	(1,242)	(750)	(52)	(30)	—	(5,243)
Recoveries	34	—	—	2	—	2	—	38
Provisions	2,335	969	636	1,264	218	(73)	86	5,435

Ending balance-December 31, 2011	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482

Ending balance: individually evaluated for impairment	$1,085	$43	$—	$53	$—	$—	$—	$1,181

Ending balance: collectively evaluated for impairment	$1,497	$5,964	$548	$3,571	$507	$419	$1,795	$14,301

Loans receivables
Ending balance	$56,145	$236,017	$22,757	$311,266	$52,532	$15,751	$—	$694,468

Ending balance: individually evaluated for impairment	$2,219	$6,612	$2,614	$1,401	$—	$—	$—	$12,846

Ending balance: collectively evaluated for impairment	$53,926	$229,405	$20,143	$309,865	$52,532	$15,751	$—	$681,622

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interests rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $14,969,000 and $12,351,000 at December 31, 2013 and 2012, respectively. During 2013, $4,476,000 of new loans and advances were extended and repayments totaled $1,858,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2013.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2013	2012
Land	$2,591	$2,591
Buildings and improvements	17,060	17,004
Furniture and equipment	12,946	12,820
Construction in process	1,959	13

	34,556	32,428
Accumulated depreciation	(18,565)	(17,297)

	$15,991	$15,131

        Depreciation expense was $1,352,000, $1,401,000 and $1,578,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in five partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2013 and 2012, the carrying value of these investments was approximately $4,687,000 and $5,440,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2013	2012
Non-interest bearing demand	$128,011	$119,297
Interest bearing demand	115,014	122,717
Savings	321,818	320,454
Time certificates of deposit less than $100,000	165,491	191,019
Time certificates of deposit greater than $100,000	70,309	80,689

	$800,643	$834,176

        Scheduled maturities of time certificates of deposit at December 31, 2013, were as follows:

Years Ending	In thousands
2014	$152,255
2015	34,252
2016	41,156
2017	4,162
2018	3,975

$235,800

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $468,000, $424,000 and $405,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE H—LEASE COMMITMENTS (Continued)

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2014	$413
2015	343
2016	230
2017	86
2018	86
Later years	303

$1,461

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expire at varying dates in 2014. Most leases contain renewal provisions at the option of the lessee. Total rental income for these properties was $138,000, $133,000 and $130,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2013		2012
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$6,800	0.25%	$—	—%
Securities sold under repurchase agreements	42,252	0.12%	47,303	0.14%

	$49,052	0.14%	$47,303	0.14%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $6,563,000 at December 31, 2013. The Corporation also has average lines of credit that total $15,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2013 and 2012.

        The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Corporation does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

NOTE I—BORROWINGS (Continued)

        The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Corporation could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third-party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Corporation in a segregated custodial account under a tri-party agreement.

        The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2013 and 2012:

				Gross Amounts Not Offset in the Statements of Condition
			Net Amounts of Liabilities Presented in the Statements of Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition
Dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013
Repurchase agreements
Commercial customers and government entities(a)	$42,252	$—	$42,252	$(42,252)	$—	$—
December 31, 2012
Repurchase agreements
Commercial customers and government entities(a)	$47,303	$—	$47,303	$(47,303)	$—	$—

(a)
As of December 31, 2013 and 2012, the fair value of securities pledged in connection with repurchase agreements was $60,823,000 and $56,392,000, respectively.

        A summary of long-term debt as of December 31 is as follows:

	2013		2012
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2013	$—	—%	$14,000	2.55%
2014	29,000	1.51%	14,000	2.73%
2015	21,000	2.50%	15,000	3.25%
2016	15,000	2.19%	9,000	2.56%
2017	6,000	3.76%	4,000	4.86%
2018	10,000	2.48%	2,000	5.11%
Loan payable to local bank	1,703	6.02%	1,954	5.96%

	$82,703	3.08%	$59,954	3.86%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $420,550,000 from the FHLB, of which $332,750,000 was available at December 31, 2013.

NOTE I—BORROWINGS (Continued)

        The loan payable to a local bank is payable in monthly installments of $29,472 and matures in April 2016. The loan is unsecured.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2013, $10,772,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2013, 2012 and 2011, are as follows:

In thousands	2013	2012	2011
Federal:
Current	$1,800	$2,163	$1,816
Deferred	693	108	279

	2,493	2,271	2,095
State:
Current	42	48	59

	$2,535	$2,319	$2,154

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, are as follows:

	Percentage of Income before Income Taxes
	2013	2012	2011
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.2%	0.2%	0.4%
Tax-exempt income	(4.6)%	(5.9)%	(6.0)%
Earnings on investment in bank-owned life insurance	(2.8)%	(3.0)%	(3.1)%
Rehabilitation and low-income housing credits	(5.7)%	(4.9)%	(5.2)%
Other	0.3%	0.3%	0.1%

	21.4%	20.7%	20.2%

        The provision for federal income taxes includes $0, $2,000 and $0 of income taxes related to net gains on sales of securities in 2013, 2012 and 2011, respectively. Rehabilitation and low-income housing income tax credits were $678,000, $556,000, and $556,000 during 2013, 2012 and 2011, respectively. Projected credits are $648,000 in 2014, $299,000 in 2015, and $2,025,000 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,471	$5,721
Accrued deferred compensation	806	726
Pension	1,269	3,000
Deferred loan fees	5	16
Other-than-temporary impairment	178	178
Low-income housing tax credit carryforward	287	195
Nonaccrual interest	191	183
Director deferred liability	419	351
Other	387	468

	9,013	10,838

Deferred tax liabilities:
Available for sale securities	1,323	2,891
Prepaid pension benefit cost	5,488	4,741
Prepaid expenses	237	213
Accumulated depreciation	358	558
Goodwill/intangibles	677	649

	8,083	9,052

Net Deferred Tax Asset	$930	$1,786

        The Corporation has a federal tax credit carryforward totaling $287,000 related to low income housing credits that expires in 2032.

        The Corporation did not have any uncertain tax positions at December 31, 2013 and 2012. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2010 through 2013.

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis on measurement used at December 31, 2013 and 2012, are as follows:

		Fair Value Measurements at December 31, 2013
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,651	$—	$21,651	$—
Mortgage-backed securities, residential		53,740	—	53,740	—
State and municipal		41,522	—	41,522	—
Corporate bonds		11,165	—	11,165	—
CRA mutual fund		1,033	1,033	—	—
Stock in other banks		872	872	—	—

Total securities available for sale	Recurring	$129,983	$1,905	$128,078	$—

Impaired loans	Non-recurring	$6,887	$—	$—	$6,887

Foreclosed assets held for resale	Non-recurring	$413	$—	$—	$413

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2012
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$24,241	$—	$24,241	$—
Mortgage-backed securities, residential		80,583	—	80,583	—
State and municipal		51,804	—	51,804	—
Corporate bonds		7,286	—	7,286	—
CRA mutual fund		1,096	1,096	—	—
Stock in other banks		780	780	—	—

Total securities available for sale	Recurring	$165,790	$1,876	$163,914	$—

Impaired loans	Non-recurring	$2,415	$—	$—	$2,415

Foreclosed assets held for resale	Non-recurring	$2,338	$—	$—	$2,338

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2013
Impaired loans	$6,887	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$413	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	(35)%
December 31, 2012
Impaired loans	$2,415	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(16)%
Foreclosed assets held for resale	$2,338	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	(40)%

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

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation assets and liabilities at December 31, 2013 and 2012:

Cash and Cash Equivalents (Carried at Cost)

        The carrying amounts reported in the consolidated statement of condition for cash and short-term instruments approximate those assets' fair value. U.S. currency is Level 1 and cash equivalents are Level 2.

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

Securities

        The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security's relationship to other benchmark quoted prices. The Corporation uses an independent service provider to provide matrix pricing, and uses the valuation of another provider to compare for reasonableness.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

Off-Balance Sheet Credit-Related Instruments

        The fair values for the Corporation's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2013 and 2012:

	December 31, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,963	$13,963	$7,755	$6,208	$—
Interest-bearing deposits in banks	4,153	4,153	4,153	—	—
Investment securities available for sale	129,983	129,983	1,905	128,078	—
Investment securities held to maturity	94,373	92,082	—	92,082	—
Loans held for sale	496	496	—	496	—
Loans, less allowance for loan losses	712,557	724,937	—	—	724,937
Accrued interest receivable	3,027	3,027	—	3,027	—
Restricted investment in bank stocks	6,861	6,861	—	6,861	—
Financial liabilities:
Deposits	800,643	801,063	—	801,063	—
Short-term borrowings	49,052	49,052	—	49,052	—
Long-term borrowings	82,703	84,558	—	84,558	—
Accrued interest payable	681	681	—	681	—
Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2012
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,078	$19,078	$5,832	$13,246	$—
Interest-bearing deposits in banks	32,307	32,307	32,307	—	—
Investment securities available for sale	165,790	165,790	1,876	163,914	—
Investment securities held to maturity	50,159	50,980	—	50,980	—
Loans held for sale	6,687	6,687	—	6,687	—
Loans, less allowance for loan losses	691,311	724,982	—	—	724,982
Accrued interest receivable	3,360	3,360	—	3,360	—
Restricted investment in bank stocks	5,318	5,318	—	5,318	—
Financial liabilities:
Deposits	834,176	835,640	—	835,640	—
Short-term borrowings	47,303	47,303	—	47,303	—
Long-term borrowings	59,954	62,296	—	62,296	—
Accrued interest payable	1,114	1,114	—	1,114	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2013 and 2012.

In thousands	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$24,297	$20,989
Service cost	774	651
Interest cost	894	925
Actuarial (gain) loss	(2,725)	2,590
Benefits paid	(937)	(858)

Benefit obligation at end of year	22,303	24,297

Change in plan assets:
Fair value of plan assets at beginning of year	29,418	25,451
Actual return on plan assets	3,631	2,969
Employer contribution	2,599	1,856
Benefits paid	(937)	(858)

Fair value of plan assets at end of year	34,711	29,418

Funded Status, included in other assets	$12,408	$5,121

Amounts recognized in accumulated other comprehensive income:
Total net actuarial loss	$3,667	$8,719
Prior service cost	65	105

Total included in accumulated other comprehensive income (pretax)	$3,732	$8,824

        The estimated costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$22
Prior service cost	40

$62

        The accumulated benefit obligation totaled $21,713,000 and $23,757,000 at December 31, 2013 and 2012, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2013	2012	2011
Components of net periodic benefit cost (income):
Service cost	$774	$651	$570
Interest cost	894	925	962
Expected return on plan assets	(1,957)	(1,772)	(1,829)
Recognized net actuarial loss	652	611	140
Amortization of transition liability	—	10	12
Amortization of prior service cost	40	40	40

Net Periodic Benefit Cost (Income)	403	465	(105)

Net (gain) loss	(4,400)	1,393	4,130
Amortization of net loss	(652)	(611)	(140)
Amortization of transition liability	—	(10)	(12)
Amortization of prior service cost	(40)	(40)	(40)

Total recognized in other comprehensive (income) loss	$(5,092)	$732	$3,938

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(4,689)	$1,197	$3,833

        For the years ended December 31, 2013, 2012 and 2011, the assumptions used to determine the benefit obligation are as follows:

	2013	2012	2011
Discount rate	4.75%	3.75%	4.50%
Rate of compensation increase	3.75%	3.75%	4.00%

        For the years ended December 31, 2013, 2012 and 2011, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2013	2012	2011
Discount rate	3.75%	4.50%	5.50%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.50%
Rate of compensation increase	3.75%	4.00%	3.58%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2013 and 2012, are as follows:

	2013	2012
Equity securities	46%	45%
Debt securities	45%	45%
Short-term fixed income	4%	6%
Real estate	5%	4%

	100%	100%

        The Corporation's overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of assets types, fund strategies and fund managers. The mix of investments is adjusted periodically by retaining

NOTE M—RETIREMENT PLANS (Continued)

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

        Equity securities included Corporation common stock in amounts of $1,128,000, or 3% of total plan assets, and $967,000, or 3% of total plan assets, at December 31, 2013 and 2012, respectively.

        Fair value measurements at December 31, 2013, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$17,385	$1,128	$16,257	$—
Debt securities	15,754	—	15,754	—
Real estate	1,572	—	1,572	—

        Fair value measurements at December 31, 2012, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$14,951	$967	$13,984	$—
Debt securities	13,155	—	13,155	—
Real estate	1,312	—	1,312	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2014. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 368 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2014	$1,020
2015	1,030
2016	1,070
2017	1,170
2018	1,260
2019-2023	7,570

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $500,000, $486,000 and $461,000 for 2013, 2012 and 2011, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2013 and 2012, totaled $1,744,000 and $1,545,000, respectively. The annual expense included in salaries and benefits expense totaled $321,000, $297,000 and $143,000 during the years ended December 31, 2013, 2012 and 2011, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. At December 31, 2013 and 2012, the cash surrender value of these policies was $4,616,000 and $4,494,000, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2013, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2013, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2013, no shares have been issued under the plan. In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows registered stockholders who have a minimal number of shares to participate and also provides for voluntary cash purchases of ACNB Corporation common stock. During 2013, 2012, and 2011, 25,943, 19,559, and 17,466 shares of common stock, respectively, were issued within the plan.

NOTE N—REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount		Ratio	Amount		Ratio
CORPORATION
As of December 31, 2013
Tier 1 leverage ratio (to average assets)	$98,704	9.54%	$	≥41,367	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	98,704	14.09		≥28,014	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	107,623	15.37		≥56,027	≥8.0		N/A	N/A
As of December 31, 2012
Tier 1 leverage ratio (to average assets)	$92,860	8.76%	$	≥42,424	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	92,860	13.65		≥27,211	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	101,512	14.92		≥54,422	≥8.0		N/A	N/A
BANK
As of December 31, 2013
Tier 1 leverage ratio (to average assets)	$90,339	8.76%	$	≥41,240	≥4.0%	$	≥51,550	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	90,339	12.99		≥27,808	≥4.0		≥41,712	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	99,121	14.26		≥55,616	≥8.0		≥69,520	≥10.0
As of December 31, 2012
Tier 1 leverage ratio (to average assets)	$86,288	8.14%	$	≥42,399	≥4.0%	$	≥52,999	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	86,288	12.80		≥26,959	≥4.0		≥40,439	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	94,840	14.07		≥53,919	≥8.0		≥67,398	≥10.0

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

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2013 and 2012, for guarantees under standby letters of credit issued is not material.

        In June 2013, ACNB Corporation executed a guaranty for a note related to a $500,000 commercial line of credit from an unaffiliated local bank, with normal terms and conditions for such a line, for Russell Insurance Group, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs should they arise by the borrower. No liability is recorded for the guarantor's obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. No draws were taken on this commercial line of credit since its inception.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2013	2012
Commitments to extend credit	$156,135	$145,421
Standby letters of credit	4,176	4,772

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2013	2012
ASSETS
Cash	$3,585	$1,161
Investment in banking subsidiary	90,294	85,975
Investment in other subsidiaries	9,153	10,342
Investments in low-income housing partnerships	2,427	3,334
Securities and other assets	1,563	1,504
Receivable from banking subsidiary	1,828	985

Total Assets	$108,850	$103,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$1,703	$1,954
Other liabilities	345	83
Stockholders' equity	106,802	101,264

Total Liabilities and Stockholders' Equity	$108,850	$103,301

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2013	2012	2011
Dividends from banking subsidiary	$4,781	$4,762	$4,689
Other income	34	44	47

	4,815	4,806	4,736
Expenses	817	591	494

	3,998	4,215	4,242
Income tax benefit	944	736	709

	4,942	4,951	4,951
Equity in undistributed earnings of subsidiaries	4,373	3,935	3,551

Net Income	$9,315	$8,886	$8,502

Comprehensive Income	$9,633	$8,019	$7,975

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,315	$8,886	$8,502
Equity in undistributed earnings of subsidiaries	(4,373)	(3,935)	(3,551)
Increase in receivable from banking subsidiary	(843)	(261)	(350)
Other	695	671	45

Net Cash Provided by Operating Activities	4,794	5,361	4,646

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment from subsidiary	1,500	—	—
Proceeds from sale of low-income housing partnership	476	—	—

Net Cash Provided by Investing Activities	1,976	—	—

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(251)	(237)	(308)
Proceeds from issuance of common stock	447	295	257
Dividends paid	(4,542)	(4,524)	(4,512)

Net Cash Used in Financing Activities	(4,346)	(4,466)	(4,563)

Net Increase in Cash and Cash Equivalents	2,424	895	83
CASH AND CASH EQUIVALENTS—BEGINNING	1,161	266	183

CASH AND CASH EQUIVALENTS—ENDING	$3,585	$1,161	$266

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

NOTE R—ACQUISITIONS (Continued)

        In 2010, RIG acquired an additional book of business with an aggregate purchase price of $31,000, of which all was classified as an intangible asset.

        In 2013, RIG acquired an additional book of business with an aggregate purchase price of $77,000, of which all was classified as an intangible asset.

        The carrying value and accumulated amortization of the intangible assets (customer lists) as of December 31, 2013 and 2012, are as follows:

	2013		2012
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,494	$4,649	$6,417	$4,008

        Amortization of the intangible assets for the five years subsequent to December 31, 2013, is expected to be as follows:

Years Ending	In thousands
2014	$649
2015	326
2016	326
2017	308
2018	223
Thereafter	13

NOTE S—SEGMENT AND RELATED INFORMATION

        RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2013, 2012 and 2011 is as follows:

In thousands	Banking	Insurance	Total
2013
Net interest income and other income from external customers	$40,953	$4,362	$45,315
Income before income taxes	11,337	513	11,850
Total assets	1,035,597	10,450	1,046,047
Capital expenditures	2,205	7	2,212
2012
Net interest income and other income from external customers	$41,525	$4,686	$46,211
Income before income taxes	10,628	577	11,205
Total assets	1,038,262	11,733	1,049,995
Capital expenditures	1,986	63	2,049
2011
Net interest income and other income from external customers	$41,463	$4,644	$46,107
Income before income taxes	9,951	705	10,656
Total assets	992,252	12,571	1,004,823
Capital expenditures	1,938	4	1,942

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2013 and 2012, is as follows:

Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Interest income	$9,666	$9,356	$9,220	$9,359
Interest expense	1,132	1,018	936	903

Net interest income	8,534	8,338	8,284	8,456
Provision for loan losses	650	500	150	150

Net interest income after provision for loan losses	7,884	7,838	8,134	8,306
Other income	2,945	3,140	2,847	2,771
Other expenses and provision for income taxes	8,411	8,656	8,673	8,810

Net income	$2,418	$2,322	$2,308	$2,267

Basic earnings per share	$0.41	$0.38	$0.39	$0.38

Dividends per share	$0.19	$0.19	$0.19	$0.19

2012
Interest income	$10,271	$10,163	$10,067	$9,938
Interest expense	1,631	1,595	1,526	1,343

Net interest income	8,640	8,568	8,541	8,595
Provision for loan losses	1,125	1,125	1,125	1,300

Net interest income after provision for loan losses	7,515	7,443	7,416	7,295
Net gains on sales of securities	4	3	—	—
Other income	2,812	3,062	2,972	3,014
Other expenses and provision for income taxes	8,095	8,380	8,084	8,091

Net income	$2,236	$2,128	$2,304	$2,218

Basic earnings per share	$0.38	$0.35	$0.39	$0.37

Dividends per share	$0.19	$0.19	$0.19	$0.19

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2013. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (1992). Based on our assessment, management concluded that as of December 31, 2013, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (1992).

        ACNB's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on page 110.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on ACNB Corporation and Subsidiaries' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, ACNB Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of ACNB Corporation and Subsidiaries as of and for the year ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 7, 2014

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2013, and as reaffirmed on February 25, 2014, is included as Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 15, 2013. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2014 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2014 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2014 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2014 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. FINANCIAL STATEMENTS

        The following financial statements are filed as part of this report:

  •
  Reports of Independent Registered Public Accounting Firms

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

Exhibit 10.3

Executive Supplemental Life Insurance Plan—Applicable to Ronald L. Hankey, Thomas A. Ritter, David W. Cathell, Lynda L. Glass and James P. Helt. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Commission on November 7, 2008.)

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

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan—Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.19	Employment Agreement between Adams County National Bank and James P. Helt dated as of April 15, 2009.
Exhibit 10.20	Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of March 28, 2012.
Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 76 of this Form 10-K.)
Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 15, 2013.)
Exhibit 16.1

Correspondence from ParenteBeard LLC to the Securities and Exchange Commission dated July 11, 2013. (Incorporated by reference to Exhibit 16.1 of the Registrant's Current Report on Form 8-K, filed with the Commission of July 15, 2013.)

Exhibit 18

Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of BDO USA, LLP.
Exhibit 23.2	Consent of ParenteBeard LLC.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 7, 2014 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 7, 2014, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Chairman of the Board	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ DAVID L. SITES David L. Sites Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ ALAN J. STOCK Alan J. Stock Director and Vice Chairman of the Board
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ J. EMMETT PATTERSON J. Emmett Patterson Director	/s/ JAMES E. WILLIAMS James E. Williams Director