Form 10-Q
period 2014-03-31
ACNB CORP
filed 2014-05-02
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s Common Stock outstanding on April 25, 2014, was 5,996,549.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2014	March 31, 2013	December 31, 2013

ASSETS

Cash and due from banks	$15,083	$11,967	$13,963
Interest bearing deposits with banks	4,132	34,322	4,153

Total Cash and Cash Equivalents	19,215	46,289	18,116

Securities available for sale	124,758	152,518	129,983
Securities held to maturity, fair value $89,947; $61,743; $92,082	91,503	61,262	94,373
Loans held for sale	—	2,842	496
Loans, net of allowance for loan losses $16,159; $17,486; $16,091	716,401	688,330	712,557
Premises and equipment	16,100	15,018	15,991
Restricted investment in bank stocks	5,989	4,766	6,861
Investment in bank-owned life insurance	36,937	31,503	32,237
Investments in low-income housing partnerships	4,528	5,314	4,687
Goodwill	6,308	6,308	6,308
Intangible assets	1,683	2,249	1,845
Foreclosed assets held for resale	2,012	4,017	1,762
Other assets	20,491	15,623	20,831

Total Assets	$1,045,925	$1,036,039	$1,046,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$134,253	$128,580	$128,011
Interest bearing	681,966	703,006	672,632

Total Deposits	816,219	831,586	800,643

Short-term borrowings	39,682	42,269	49,052
Long-term borrowings	74,637	52,892	82,703
Other liabilities	7,031	6,988	6,847

Total Liabilities	937,569	933,735	939,245

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,059,149, 6,032,730 and 6,053,911 shares issued; 5,996,549, 5,970,130 and 5,991,311 shares outstanding	15,148	15,082	15,135
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,710	9,324	9,628
Retained earnings	83,995	79,173	82,661
Accumulated other comprehensive income (loss)	231	(547)	106

Total Stockholders’ Equity	108,356	102,304	106,802

Total Liabilities and Stockholders’ Equity	$1,045,925	$1,036,039	$1,046,047

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31,
Dollars in thousands, except per share data	2014	2013

INTEREST INCOME
Loans, including fees	$7,990	$8,254
Securities:
Taxable	1,011	1,040
Tax-exempt	273	348
Dividends	29	4
Other	16	20

Total Interest Income	9,319	9,666

INTEREST EXPENSE
Deposits	425	661
Short-term borrowings	20	12
Long-term borrowings	457	459

Total Interest Expense	902	1,132

Net Interest Income	8,417	8,534

PROVISION FOR LOAN LOSSES	150	650

Net Interest Income after Provision for Loan Losses	8,267	7,884

OTHER INCOME
Service charges on deposit accounts	465	538
Income from fiduciary activities	326	331
Earnings on investment in bank-owned life insurance	255	241
Service charges on ATM and debit card transactions	359	319
Commissions from insurance sales	1,065	1,131
Other	132	385

Total Other Income	2,602	2,945

OTHER EXPENSES
Salaries and employee benefits	4,755	4,748
Net occupancy	584	515
Equipment	643	658
Other tax	189	238
Professional services	304	244
Supplies and postage	153	131
Marketing and corporate relations	97	99
FDIC and regulatory	198	209
Intangible assets amortization	162	160
Foreclosed real estate expenses (income)	43	(21)
Other operating	554	775

Total Other Expenses	7,682	7,756

Income before Income Taxes	3,187	3,073

PROVISION FOR INCOME TAXES	715	655

Net Income	$2,472	$2,418

PER SHARE DATA
Basic earnings	$0.41	$0.41
Cash dividends declared	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2014	2013

NET INCOME	$2,472	$2,418

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $65 and $(231), respectively	125	(449)

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $0 and $59, respectively (A) (B)	—	114

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	125	(335)

TOTAL COMPREHENSIVE INCOME	$2,597	$2,083

The accompanying notes are an integral part of the consolidated financial statements.

(A) Gross amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

(B) Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2014 and 2013

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Stockholders’
Dollars in thousands	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE — JANUARY 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

Net income	—	—	—	2,418	—	2,418

Other comprehensive loss, net of taxes	—	—	—	—	(335)	(335)

Common stock shares issued (4,762 shares)	12	—	78	—	—	90

Cash dividends declared	—	—	—	(1,133)	—	(1,133)

BALANCE – MARCH 31, 2013	$15,082	$(728)	$9,324	$79,173	$(547)	$102,304

BALANCE – JANUARY 1, 2014	$15,135	$(728)	$9,628	$82,661	$106	$106,802

Net income	—	—	—	2,472	—	2,472

Other comprehensive income, net of taxes	—	—	—	—	125	125

Common stock shares issued (5,238 shares)	13	—	82	—	—	95

Cash dividends declared	—	—	—	(1,138)	—	(1,138)

BALANCE – MARCH 31, 2014	$15,148	$(728)	$9,710	$83,995	$231	$108,356

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,
Dollars in thousands	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,472	$2,418
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	(11)	(237)
Gain on sales of foreclosed assets held for resale, including writedowns	(40)	(30)
Earnings on investment in bank-owned life insurance	(255)	(241)
Depreciation and amortization	496	506
Provision for loan losses	150	650
Net amortization of investment securities premiums	218	237
Increase in accrued interest receivable	(78)	(56)
Decrease in accrued interest payable	(68)	(291)
Mortgage loans originated for sale	(161)	(10,690)
Proceeds from sales of loans originated for sale	668	14,772
Decrease (increase) in other assets	512	(581)
Increase in other liabilities	252	154

Net Cash Provided by Operating Activities	4,155	6,611

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	2,742	1,028
Proceeds from maturities of investment securities available for sale	5,325	13,326
Purchase of investment securities held to maturity	—	(12,228)
Purchase of investment securities available for sale	—	(874)
Net (increase) decrease in loans	(4,338)	2,119
Redemption of restricted investment in bank stocks	872	552
Purchase of bank-owned life insurance	(4,445)	(140)
Capital expenditures	(443)	(233)
Proceeds from sale of foreclosed real estate	134	472

Net Cash (Used in) Provided by Investing Activities	(153)	4,022

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	6,242	9,283
Net increase (decrease) in time certificates of deposits and interest bearing deposits	9,334	(11,873)
Net decrease in short-term borrowings	(9,370)	(5,034)
Dividends paid	(1,138)	(1,133)
Common stock issued	95	90
Proceeds from long-term borrowings	5,000	—
Repayments on long-term borrowings	(13,066)	(7,062)

Net Cash Used in Financing Activities	(2,903)	(15,729)

Net Increase (Decrease) in Cash and Cash Equivalents	1,099	(5,096)

CASH AND CASH EQUIVALENTS — BEGINNING	18,116	51,385

CASH AND CASH EQUIVALENTS — ENDING	$19,215	$46,289

Interest paid	$970	$1,423
Income taxes paid	$—	$725
Loans transferred to foreclosed assets held for resale	$344	$212

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2013 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 7, 2014. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of March 31, 2014, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,992,300 and 5,966,216 weighted average shares of common stock outstanding for the three months ended March 31, 2014 and 2013, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit (income) cost related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Service cost	$172	$194

Interest cost	259	223

Expected return on plan assets	(578)	(489)

Amortization of net loss	5	163

Amortization of prior service cost	10	10

Net Periodic Benefit (Income) Cost	$(132)	$101

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2013, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2014. As of March 31, 2014, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 368 active, vested, terminated, and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,524,000 in standby letters of credit as of March 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2014, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE — MARCH 31, 2014	$2,697	$(2,466)	$231

BALANCE — DECEMBER 31, 2013	$2,572	$(2,466)	$106

BALANCE — MARCH 31, 2013	$5,165	$(5,712)	$(547)

6.              Segment Reporting

RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2014 and 2013, is as follows:

In thousands	Banking	Insurance	Total

2014

Net interest income and other income from external customers	$9,949	$1,070	$11,019

Income before income taxes	3,124	63	3,187

Total assets	1,036,411	9,514	1,045,925

Capital expenditures	443	—	443

2013

Net interest income and other income from external customers	$10,359	$1,120	$11,479

Income before income taxes	2,975	98	3,073

Total assets	1,026,155	9,884	1,036,039

Capital expenditures	226	7	233

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

Amortized cost and fair value of securities at March 31, 2014, and December 31, 2013, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2014

U.S. Government and agencies	$19,063	$501	$—	$19,564

Mortgage-backed securities, residential	48,176	2,232	54	50,354

State and municipal	40,762	1,232	152	41,842

Corporate bonds	11,003	158	—	11,161

CRA mutual fund	1,044	—	4	1,040

Stock in other banks	627	170	—	797

	$120,675	$4,293	$210	$124,758

DECEMBER 31, 2013

U.S. Government and agencies	$21,094	$557	$—	$21,651

Mortgage-backed securities, residential	51,541	2,322	123	53,740

State and municipal	40,780	1,117	375	41,522

Corporate bonds	11,004	192	31	11,165

CRA mutual fund	1,044	—	11	1,033

Stock in other banks	627	245	—	872

	$126,090	$4,433	$540	$129,983

SECURITIES HELD TO MATURITY

MARCH 31, 2014

U.S. Government and agencies	$36,518	$68	$662	$35,924

Mortgage-backed securities, residential	54,985	76	1,038	54,023

	$91,503	$144	$1,700	$89,947
DECEMBER 31, 2013

U.S. Government and agencies	$37,528	$142	$923	$36,747

Mortgage-backed securities, residential	56,845	40	1,550	55,335

	$94,373	$182	$2,473	$92,082

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014, and December 31, 2013:

	Less than 12 Months		12 Months or More		Total

In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2014

Mortgage-backed securities, residential	$5,024	$54	$—	$—	$5,024	$54

State and municipal	6,813	109	1,567	43	8,380	152

CRA mutual fund	1,040	4	—	—	1,040	4

	$12,877	$167	$1,567	$43	$14,444	$210

DECEMBER 31, 2013

Mortgage-backed securities, residential	$6,944	$123	$—	$—	$6,944	$123

State and municipal	11,107	340	1,070	35	12,177	375

Corporate bond	4,969	31	—	—	4,969	31

CRA mutual fund	1,033	11	—	—	1,033	11

	$24,053	$505	$1,070	$35	$25,123	$540

SECURITIES HELD TO MATURITY

MARCH 31, 2014

U.S. Government and agencies	$13,981	$449	$9,870	$213	$23,851	$662

Mortgage-backed securities, residential	29,100	610	9,724	428	38,824	1,038

	$43,081	$1,059	$19,594	$641	$62,675	$1,700

DECEMBER 31, 2013

U.S. Government and agencies	$22,710	$812	$2,889	$111	$25,599	$923

Mortgage-backed security, residential	45,891	1,446	1,755	104	47,646	1,550

	$68,601	$2,258	$4,644	$215	$73,245	$2,473

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2014, five available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2014, eighteen available for sale state and municipal bonds had unrealized losses that individually did not exceed 5% of amortized cost. Four of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2014, sixteen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2014, twenty-six held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 6% of amortized cost. Six of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2014, the CRA mutual fund had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame. Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

The fair values of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing.

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2014, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2014, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity

In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$5,862	$5,957	$10,003	$10,070

Over 1 year through 5 years	33,607	34,812	18,058	17,711

Over 5 years through 10 years	28,384	28,734	8,457	8,143

Over 10 years	2,975	3,064	—	—

Mortgage-backed securities, residential	48,176	50,354	54,985	54,023

CRA mutual fund	1,044	1,040	—	—

Stock in other banks	627	797	—	—

	$120,675	$124,758	$91,503	$89,947

The Corporation did not have any sales of securities available for sale during the first quarter of 2014 or 2013.

At March 31, 2014, and December 31, 2013, securities with a carrying value of $132,364,000 and $139,966,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

It is the policy of the Corporation to order an updated valuation on all real estate secured loans when the loan becomes 90 days past due and there has not been an updated valuation completed within the previous 12 months. In addition, the Corporation orders third-party valuations on all impaired real estate collateralized loans within 30 days of the loan being classified as impaired. Until the valuations are completed, the Corporation utilizes the most recent independent third-party real estate valuation to estimate the need for a specific allocation to be assigned to the loan. These existing valuations are discounted downward to account for such things as the age of the existing collateral valuation, change in the condition of the real estate, change in local market and economic conditions, and other specific factors involving the collateral. Once the updated valuation is completed, the collateral value is updated accordingly.

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

In underwriting one-to-four family residential real estate loans, the Corporation evaluates both the borrower’s financial ability to repay the loan as agreed and the value of the property securing the loan. Properties securing real estate loans made by the Corporation are appraised by independent appraisers. The Corporation generally requires borrowers to obtain an attorney’s title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation has not engaged in subprime residential mortgage originations.

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

Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years. In underwriting home equity lines of credit, the Corporation evaluates both the value of the property securing the loan and the borrower’s financial ability to repay the loan as agreed. The ability to repay is determined by the borrower’s employment history, current financial condition, and credit background.

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

Consumer Lending — The Corporation offers a variety of secured and unsecured consumer loans, including those for vehicles and mobile homes and those secured by savings deposits. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2014, and December 31, 2013:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2014

Commercial and industrial	$51,827	$2,753	$3,476	$—	$58,056

Commercial real estate	198,150	29,299	15,151	—	242,600

Commercial real estate construction	6,088	4,411	1,003	—	11,502

Residential mortgage	347,063	3,174	3,020	—	353,257

Home equity lines of credit	52,333	807	55	—	53,195

Consumer	13,950	—	—	—	13,950

	$669,411	$40,444	$22,705	$—	$732,560

DECEMBER 31, 2013

Commercial and industrial	$53,316	$2,364	$3,537	$—	$59,217

Commercial real estate	193,162	29,655	16,369	—	239,186

Commercial real estate construction	5,123	5,018	1,055	—	11,196

Residential mortgage	344,847	2,551	3,611	—	351,009

Home equity lines of credit	53,021	608	223	—	53,852

Consumer	14,188	—	—	—	14,188

	$663,657	$40,196	$24,795	$—	$728,648

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2014, and December 31, 2013:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2014

Commercial and industrial	$—	$—	$—	$1,356	$2,471

Commercial real estate	361	361	111	10,126	10,326

Commercial real estate construction	—	—	—	788	1,062

Residential mortgage	1,539	1,576	339	445	445

	$1,900	$1,937	$450	$12,715	$14,304

DECEMBER 31, 2013

Commercial and industrial	$—	$—	$—	$1,574	$2,688

Commercial real estate	—	—	—	11,197	11,758

Commercial real estate construction	—	—	—	788	1,062

Residential mortgage	1,478	1,478	201	675	712

	$1,478	$1,478	$201	$14,234	$16,220

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2014 and 2013:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2014

Commercial and industrial	$—	$—	$1,465	$—

Commercial real estate	361	—	10,481	248

Commercial real estate construction	—	—	788	—

Residential mortgage	1,620	—	448	4

	$1,981	$—	$13,182	$252

MARCH 31, 2013

Commercial and industrial	$146	$—	$195	$—

Commercial real estate	237	—	10,269	93

Commercial real estate construction	2,692	60	854	—

Residential mortgage	699	—	935	3

	$3,774	$60	$12,253	$96

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2014, and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Commercial and industrial	$1,356	$1,574
Commercial real estate	3,694	4,363
Commercial real estate construction	788	788
Residential mortgage	1,683	1,848
	$7,521	$8,573

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of March 31, 2014, and December 31, 2013:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
MARCH 31, 2014
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$120
Commercial real estate	1,021	1,021	617
Commercial real estate construction	1,548	1,541	694
Residential mortgage	566	566	562
Total nonaccruing troubled debt restructurings	3,625	3,613	1,993
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,793
Residential mortgage	336	336	301
Total accruing troubled debt restructurings	7,454	7,506	7,094
Total Troubled Debt Restructurings	$11,079	$11,119	$9,087
DECEMBER 31, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$142
Commercial real estate	1,021	1,021	634
Commercial real estate construction	1,548	1,541	694
Residential mortgage	566	566	566
Total nonaccruing troubled debt restructurings	3,625	3,613	2,036
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,834
Residential mortgage	336	336	305
Total accruing troubled debt restructurings	7,454	7,506	7,139
Total Troubled Debt Restructurings	$11,079	$11,119	$9,175

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of March 31, 2014 and 2013, there were no defaulted troubled debt restructured loans. There were no charge-offs on troubled debt restructured loans for the three months ended March 31, 2014 and 2013. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010 and modified during 2013, three were negotiated during 2012, and two were negotiated during 2013.

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

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2014 and 2013:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
THREE MONTHS ENDED MARCH 31, 2014
Troubled debt restructurings	—	$—	$—	$—

THREE MONTHS ENDED MARCH 31, 2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,593

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014, and December 31, 2013:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2014
Commercial and industrial	$10	$1,232	$134	$1,376	$56,680	$58,056	$10
Commercial real estate	790	554	2,227	3,571	239,029	242,600	—
Commercial real estate construction	—	—	788	788	10,714	11,502	—
Residential mortgage	4,293	582	2,271	7,146	346,111	353,257	1,180
Home equity lines of credit	309	98	—	407	52,788	53,195	—
Consumer	18	3	—	21	13,929	13,950	—
	$5,420	$2,469	$5,420	$13,309	$719,251	$732,560	$1,190

DECEMBER 31, 2013
Commercial and industrial	$55	$13	$152	$220	$58,997	$59,217	$3
Commercial real estate	857	552	1,964	3,373	235,813	239,186	—
Commercial real estate construction	—	—	788	788	10,408	11,196	—
Residential mortgage	4,728	795	3,148	8,671	342,338	351,009	1,900
Home equity lines of credit	260	36	14	310	53,542	53,852	14
Consumer	22	15	9	46	14,142	14,188	9
	$5,922	$1,411	$6,075	$13,408	$715,240	$728,648	$1,926

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2014
Allowance for Loan Losses
Beginning balance - January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(34)	—	—	(22)	—	(36)	—	(92)
Recoveries	8	—	—	—	—	2	—	10
Provisions	(91)	12	(40)	(251)	(12)	39	493	150
Ending balance - March 31, 2014	$1,798	$5,831	$207	$3,740	$525	$952	$3,106	$16,159
Ending balance: individually evaluated for impairment	$—	$111	$—	$339	$—	$—	$—	$450
Ending balance: collectively evaluated for impairment	$1,798	$5,720	$207	$3,401	$525	$952	$3,106	$15,709

Loans Receivable
Ending balance	$58,056	$242,600	$11,502	$353,257	$53,195	$13,950	$—	$732,560
Ending balance: individually evaluated for impairment	$1,356	$10,487	$788	$1,984	$—	$—	$—	$14,615
Ending balance: collectively evaluated for impairment	$56,700	$232,113	$10,714	$351,273	$53,195	$13,950	$—	$717,945

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2013
Allowance for Loan Losses
Beginning Balance - January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(36)	(35)	—	(114)	—	(23)	—	(208)
Recoveries	216	—	—	1	—	2	—	219
Provisions	(125)	(297)	1,583	475	(1)	53	(1,038)	650
Ending balance - March 31, 2013	$1,562	$6,244	$2,101	$4,083	$516	$665	$2,315	$17,486
Ending balance: individually evaluated for impairment	$29	$7	$1,806	$415	$—	$—	$—	$2,257
Ending balance: collectively evaluated for impairment	$1,533	$6,237	$295	$3,668	$516	$665	$2,315	$15,229

Loans Receivable
Ending balance	$51,474	$240,940	$19,179	$326,726	$52,847	$14,650	$—	$705,816
Ending balance: individually evaluated for impairment	$342	$12,002	$6,238	$2,330	$—	$—	$—	$20,912
Ending balance: collectively evaluated for impairment	$51,132	$228,938	$12,941	$324,396	$52,847	$14,650	$—	$684,904

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2013
Allowance for Loan Losses
Ending balance	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Ending balance: individually evaluated for impairment	$—	$—	$—	$201	$—	$—	$—	$201
Ending balance: collectively evaluated for impairment	$1,915	$5,819	$247	$3,812	$537	$947	$2,613	$15,890

Loans Receivable
Ending balance	$59,217	$239,186	$11,196	$351,009	$53,852	$14,188	$—	$728,648
Ending balance: individually evaluated for impairment	$1,574	$11,197	$788	$2,153	$—	$—	$—	$15,712
Ending balance: collectively evaluated for impairment	$57,643	$227,989	$10,408	$348,856	$53,852	$14,188	$—	$712,936

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at March 31, 2014, and December 31, 2013, are as follows:

		March 31, 2014
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$19,564	$—	$19,564	$—
Mortgage-backed securities, residential		50,354	—	50,354	—
State and municipal		41,842	—	41,842	—
Corporate bonds		11,161	—	11,161	—
CRA mutual fund		1,040	1,040	—	—
Stock in other banks		797	797	—	—
Total securities available for sale	Recurring	$124,758	$1,837	$122,921	$—
Impaired loans	Nonrecurring	$6,782	$—	$—	$6,782
Foreclosed assets held for resale	Nonrecurring	$413	$—	$—	$413

		December 31, 2013
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,651	$—	$21,651	$—
Mortgage-backed securities, residential		53,740	—	53,740	—
State and municipal		41,522	—	41,522	—
Corporate bonds		11,165	—	11,165	—
CRA mutual fund		1,033	1,033	—	—
Stock in other banks		872	872	—	—
Total securities available for sale	Recurring	$129,983	$1,905	$128,078	$—
Impaired loans	Nonrecurring	$6,887	$—	$—	$6,887
Foreclosed assets held for resale	Nonrecurring	$413	$—	$—	$413

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2014
Impaired loans	$6,782	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$413	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(35)%

December 31, 2013
Impaired loans	$6,887	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$413	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(35)%

(a) Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(b) Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, and/or age of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2014, and December 31, 2013:

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

It is the policy of the Corporation to have the initial market value of a foreclosed asset held for resale determined by an independent third-party valuation. If the Corporation already has a valid appraisal on file for the property and that appraisal has been completed within the previous 12 months, another appraisal shall not be required when the Corporation acquires ownership of that real estate. Further, the Corporation shall update the market value of each foreclosed asset with an independent third-party valuation at least every 18 months, or more frequently if management believes that there is an indication that the fair value has declined. These valuations may be adjusted downward to account for specialized use of the property, change in the condition of the real estate, change in local market and economic conditions, and other specific factors involving the collateral.

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

Off-Balance Sheet Credit-Related Instruments

The fair values for the Corporation’s off-balance sheet financial instruments (specifically, lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2014, and December 31, 2013:

	March 31, 2014
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$15,083	$15,083	$5,596	$9,487	$—
Interest-bearing deposits in banks	4,132	4,132	4,132	—	—
Investment securities available for sale	124,758	124,758	1,837	122,921	—
Investment securities held to maturity	91,503	89,947	—	89,947	—
Loans, less allowance for loan losses	716,401	729,842	—	—	729,842
Accrued interest receivable	3,105	3,105	—	3,105	—
Restricted investment in bank stocks	5,989	5,989	—	5,989	—

Financial liabilities:
Deposits	816,219	816,956	—	816,956	—
Short-term borrowings	39,682	39,682	—	39,682	—
Long-term borrowings	74,637	76,416	—	76,416	—
Accrued interest payable	613	613	—	613	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,963	$13,963	$7,755	$6,208	$—
Interest-bearing deposits in banks	4,153	4,153	4,153	—	—
Investment securities available for sale	129,983	129,983	1,905	128,078	—
Investment securities held to maturity	94,373	92,082	—	92,082	—
Loans held for sale	496	496	—	496	—
Loans, less allowance for loan losses	712,557	724,937	—	—	724,937
Accrued interest receivable	3,027	3,027	—	3,027	—
Restricted investment in bank stocks	6,861	6,861	—	6,861	—

Financial liabilities:
Deposits	800,643	801,063	—	801,063	—
Short-term borrowings	49,052	49,052	—	49,052	—
Long-term borrowings	82,703	84,558	—	84,558	—
Accrued interest payable	681	681	—	681	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2014, and December 31, 2013:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2014
Repurchase agreements
Commercial customers and government entities	(a)	$31,682	$—	$31,682	$(31,682)	$—	$—

December 31, 2013
Repurchase agreements
Commercial customers and government entities	(a)	$42,252	$—	$42,252	$(42,252)	$—	$—

(a) As of March 31, 2014, and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $58,237,000 and $60,823,000, respectively.

11.       New Accounting Pronouncements

ASU 2014-01

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The Low Income Housing Tax Credit is a program designed to encourage investment of private capital for use in the construction and rehabilitation of low income housing, which provides certain tax benefits to investors in those projects. The amendments in this Update permit a reporting entity that invests in qualified affordable housing projects to account for the investments using a proportional amortization method if certain conditions are met. If the Corporation elects the proportional amortization method, it will amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Otherwise, the Corporation would apply either the equity method or the cost method, as appropriate.

The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. If adopted, the amendments should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.

The Corporation is evaluating the effects this Update will have on its consolidated financial condition or results of operations.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the three months ended March 31, 2014. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2014, compared to quarter ended March 31, 2013

Executive Summary

Net income for the three months ended March 31, 2014, was $2,472,000, compared to $2,418,000 for the same quarter in 2013, an increase of $54,000 or 2.2%. Earnings per share was $0.41 in 2014 and 2013. Net interest income decreased $117,000, or 1.4%, as decreases in total interest income were not matched by decreases in total interest expense. Provision for loan losses decreased $500,000, or 76.9%, based on the adequacy analysis of the allowance for loan losses at the end of each period and stood at $150,000 or 2.21% of total loans as of the quarter end 2014. Other income decreased $343,000, or 11.6%, due primarily to lower deposit account fees, lower revenue from the insurance subsidiary, and lower fees from mortgage sales. Other expenses decreased $74,000, or 1.0%, due primarily to nonrecurring reductions on real estate transactions, which decreased other operating expenses by $221,000.

Net Interest Income

Net interest income totaled $8,417,000 for the quarter ended March 31, 2014, compared to $8,534,000 for the same period in 2013, a decrease of $117,000 or 1.4%. Net interest income decreased due to a decrease in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. Interest income decreased $347,000, or 3.6%, despite a First Quarter 2014 nonrecurring collection of $172,000 of all interest due on a paid-off loan that had been classified as nonaccrual status because of delinquency in prior years. Otherwise, the net decrease was due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing. A lower portion of earning assets have been left in short-term, low-rate money market type accounts during the first quarter of 2014, because of increased loan demand and stable ability to borrow for liquidity needs. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first quarter of 2014, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.

Interest expense decreased $230,000, or 20.3%. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the SEC on March 7, 2014. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2014 was 3.48% compared to 3.51% during the same period in 2013. Also comparing the first quarter of 2014 to 2013, the yield on interest earning assets decreased by 0.14% and the cost of interest bearing liabilities decreased by 0.11%. The net interest margin was 3.56% (3.48% without the one-time interest recovery) for the first quarter of 2014 and 3.60% for the first quarter of 2013. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $961,266,000 during the first quarter of 2014, a decrease of $1,940,000 from the average for the first quarter of 2013. Average interest bearing liabilities were $803,847,000 in the first quarter of 2014, a decrease of $4,359,000 from the same quarter in 2013.

Provision for Loan Losses

The provision for loan losses was $150,000 in the first quarter of 2014 compared to $650,000 in the first quarter of 2013, a decrease of $500,000 or 76.9%. The decrease was a result of analysis of the adequacy of the allowance for loan losses. More specifically, nonaccrual loans decreased 7.7% and the remaining substandard loans decreased by 30.6%. As a result of management’s analysis based on independent appraisals, adequate collateralization exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2014, the Corporation had net charge-offs of $82,000, as compared to net recoveries of $11,000 for the first quarter of 2013.

Other Income

Total other income was $2,602,000 for the three months ended March 31, 2014, down $343,000, or 11.6%, from the first quarter of 2013. Fees from deposit accounts decreased by $73,000, or 13.6%, due to decreased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 12.5% to $359,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another threat to this revenue source is the security breaches in the merchant base that can affect consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $326,000 for the three months ended March 31, 2014, as compared to $331,000 for the first quarter of 2013, a 1.5% decrease as a result of less estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance increased by $14,000, or 5.8%, as a result of the purchase of additional policies in 2014. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $66,000, or 5.8%, to $1,065,000 due to the nonrenewal of a select number of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the first half of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other income in the quarter ended March 31, 2014, was down by $253,000, or 65.7%, to $132,000 due to decreased fees related to sales of residential mortgages as increases in market rates decreased refinancing activity.

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

Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. At the last test, commissions from insurance sales were up, although RIG’s stand alone net income decreased because of startup costs of a new business line and earned incentive payments. The testing for potential impairment involved methods that include both current and projected income amounts, and the fair value remained above the carrying value as of the annual impairment test date. Therefore, the results of the annual evaluations to date have determined that there is no impairment of goodwill, including the most recent testing at October 1, 2013. However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $7,000, or 0.1%, when comparing the first quarter of 2014 to the same quarter a year ago. Overall, the nominal increase in salaries and employee benefits was the result of:

•                   increases from merit-based pay increases and performance-based incentive accruals for employees;

•                   increased payroll taxes including higher unemployment tax assessments;

•                   health insurance, covering a substantial portion of employees, which increased 14.1%;

•                   increased costs associated with benefit plans other than the qualified pension plan; all partially offset by,

•                   decreased defined benefit pension expense, which was down by $233,000, when comparing the three months ended March 31, 2014, to March 31, 2013, resulting from higher 2013 investment performance and an increase in the discount rate which lowered the future pension obligations.

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

Net occupancy expense increased by $69,000, or 13.4%, mostly due to higher weather-related costs. Equipment expense decreased by $15,000, or 2.3%, as a result of timing of planned technology upgrades in 2014.

Professional services expense totaled $304,000 for the first quarter of 2014, as compared to $244,000 for the same period in 2013, an increase of $60,000 or 24.6%. The increase was due to higher expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans.

Marketing and corporate relations expenses were $2,000, or 2.0%, lower in the first quarter of 2014, as compared to the same period of 2013. Marketing expense varies with the timing and amount of advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense (income) was $43,000 and $(21,000) for the quarters ended March 31, 2014 and 2013, respectively. The higher cost in the first quarter of 2014 was primarily due to acquisition costs including unpaid taxes for four additional properties acquired in the first quarter of 2014. Otherwise, the expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffered decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2014 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $49,000, or 20.6%, due to varying rates on a state shareholders’ equity-based tax. Supplies and postage expense increased by 16.8% in part due to variation in placing periodic large envelope reorders. Other operating expenses decreased by $221,000, or 28.5%, in the first quarter of 2014, as compared to the first quarter of 2013. The decreases included one-time reductions associated with closing out a low-income housing project. Further activity in closing out another low-income housing project is expected to offset this one-time reduction later in 2014. Increases included higher costs for electronic and delivery channels, telecommunications, and normal variations in a number of categories.

Provision for Income Taxes

The Corporation recognized income taxes of $715,000, or 22.4% of pretax income, during the first quarter of 2014, as compared to $655,000, or 21.3% of pretax income, during the same period in 2013. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates and investment in bank-owned life insurance, an indirect form of taxation) and investments in low-income housing partnerships (which qualify for federal tax credits). Tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments. The income tax provision during both the first quarters ended March 31, 2014 and 2013, included low-income housing tax credits of $170,000.

FINANCIAL CONDITION

Assets totaled $1,045,925,000 at March 31, 2014, compared to $1,046,047,000 at December 31, 2013, and $1,036,039,000 at March 31, 2013. Average earning assets during the three months ended March 31, 2014, decreased to $961,266,000 from $963,206,000 during the same period in 2013. Average interest bearing liabilities decreased in 2014 to $803,847,000 from $808,206,000 in 2013, while average non-interest bearing deposits increased by $7,151,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were mainly to deploy available funds into the appropriate mix of earning assets. Investing into investment security portfolio assets was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2014, the securities balance included a net unrealized gain on available for sale securities of $2,697,000, net of taxes, on amortized cost of $120,675,000 versus a net unrealized gain of $2,572,000, net of taxes, on amortized cost of $126,090,000 at December 31, 2013, and a net unrealized gain of $5,165,000, net of taxes, on amortized cost of $144,696,000 at March 31, 2013. The increase in fair value of securities during 2014 was the result of a lower amount of investments in the available for sale portfolio, partially offsetting a fair value increase on the remaining securities due to a decrease in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. More specifically, comments by the Federal Reserve Chairman in late second quarter of 2013 caused a sharp spike in market rates which, in turn, lowered the value of most securities already owned at that time; since then, market rates have fluctuated and in the most recent quarter were down. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption offset the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve despite fair values being volatile on any given day in all periods presented.

At March 31, 2014, the securities balance included held to maturity securities with an amortized cost of $91,503,000 and a fair value of $89,947,000, as compared to an amortized cost of $94,373,000 and a fair value of $92,082,000 at December 31, 2013, and an amortized cost of $61,262,000 and a fair value of $61,743,000 at March 31, 2013. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because of prevailing low interest rates at purchase. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. Some are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or by matrix pricing (Level 2) which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing. Please refer to Note 7 — “Securities” in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 9 — “Fair Value Measurements” in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $26,744,000, or 3.8%, from March 31, 2013, to March 31, 2014, and increased by $3,912,000, or 0.5%, from December 31, 2013, to March 31, 2014. The year-over-year increase in loan volume was the result of determined efforts to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. The smaller increase in the first three months of 2014 was caused by seasonal factors. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing elsewhere for better rates or more lenient terms. More payoffs are anticipated in the remainder of 2014 from the customers’ cash reserves or from refinancing at competing banks. Nonetheless, during the first three months of 2014, commercial purpose loans increased, while local market portfolio residential mortgages increased at a lower growth rate. Commercial purpose segments increased $2,259,000, or 0.8%, as compared to December 31, 2013. These loans are spread among diverse categories that include commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $1,591,000, or 0.4%, as compared to December 31, 2013. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $406,452,000 total in residential mortgage loans at March 31, 2014, $83,729,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens and property values deteriorate. Real estate construction loans included in commercial purpose segments increased $306,000 in the first quarter of 2014 on limited activity as a result of weak demand in the residential real estate market and because of stricter underwriting on this loan type due to the category’s credit attributes.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $106,686,000, or 14.6% of total loans, at March 31, 2014. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

Management assigns internal risk ratings for each commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions, and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management identifies impaired loans with uncertain collectability of principal and interest, it evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation-specific and industry-wide hesitancy to prematurely release reserves at this time as the Corporation believes that additional losses are probable. The Corporation has determined that the amount of provision in 2014 and the resulting allowance at March 31, 2014, are appropriate given the continuing level of risk in the loan portfolio.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for the quarter ended March 31, 2014, was $500,000 less than the provision for the quarter ended March 31, 2013. More specifically, even though total loans increased, provision expense decreased because of the decrease in substandard loans, as well as the fact that most impaired credits were, in the opinion of management, adequately collateralized. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense and is consistent with recent improving credit quality in the loan portfolio.

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

The allowance for loan losses at March 31, 2014, was $16,159,000, or 2.21% of loans, as compared to $17,486,000, or 2.48% of loans, at March 31, 2013, and $16,091,000, or 2.21% of loans, at December 31, 2013.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Beginning balance - January 1	$16,091	$16,825	$16,825
Provisions charged to operations	150	1,450	650
Recoveries on charged-off loans	10	243	219
Loans charged-off	(92)	(2,427)	(208)

Ending balance	$16,159	$16,091	$17,486

Loans past due 90 days and still accruing were $1,190,000 and nonaccrual loans were $7,521,000 as of March 31, 2014. $1,993,000 of the nonaccrual balance at March 31, 2014, was in troubled debt restructured loans. $7,094,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,159,000 at March 31, 2013, while nonaccruals were $8,151,000. $1,878,000 of the nonaccrual balance at March 31, 2013, was in troubled debt restructured loans. $7,376,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,926,000 at December 31, 2013, while nonaccruals were $8,573,000. $2,036,000 of the nonaccrual balance at December 31, 2013, was in troubled debt restructured loans. $7,139,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2014, March 31, 2013, and December 31, 2013, were approximately $8,090,000, $9,105,000 and $9,083,000, respectively.

Information on nonaccrual loans at March 31, 2014, as compared to December 31, 2013 is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated

March 31, 2014
Residential real estate developments	3	$851	$21	$—	In market	2006 - 2010
Owner occupied commercial real estate and construction	16	5,581	203	—	In market	1995 - 2012
Investment/rental commercial real estate	4	966	226	—	In market	2003 - 2011
Commercial and industrial	2	123	—	—	In market	2006 - 2007
Total	25	$7,521	$450	$—

December 31, 2013
Residential real estate developments	3	$1,010	$—	$214	In market	2006 - 2009
Owner occupied commercial real estate	17	6,439	101	109	In market	1995 - 2011
Investment/rental commercial real estate	4	975	100	634	In market	1998 - 2011
Commercial and industrial	2	149	—	22	In market	2007 - 2008
Total	26	$8,573	$201	$979

Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, between 1995 and 2012 for purposes listed in the classifications in the table above.

Included in residential real estate developments at March 31, 2014, the Corporation had one impaired and nonaccrual loan of $694,000 to finance a project in the Corporation’s primary trading area of southcentral Pennsylvania. The loan has standard terms and conditions, including repayment from the sales of the respective properties and no interest reserves, and was originated during the first half of 2006. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged-down by $274,000 in the first quarter of 2011 due to declines in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral. Because of the 2011 write-down and subsequent principal repayment, there was no specific valuation allowance on this loan at March 31, 2014. One smaller residential real estate development loan, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral’s current fair value. Another smaller residential real estate development relationship, added in 2013 after the borrower filed Chapter 13 bankruptcy, was not fully supported by the collateral’s fair value because of a dispute on a prior lien. The relationship totaled $436,000 prior to charge-offs of $214,000 taken in 2013 on confirmed losses based on new appraisals. Title to one parcel was obtained in the first quarter of 2014, and the fair value less costs to sell amount of $160,000 was reclassified as foreclosed assets held for resale. Legal action continues on resolving the issues on this credit. The respective allowances, write-downs, and charge-offs were derived by estimating the cash flow from the sale of the property given the respective stage of completion.

Owner occupied commercial real estate and construction at March 31, 2014, includes 16 unrelated loan relationships, all of which but one participation and a loan relationship for farmland have balances of less than $625,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The one participation loan was added in the fourth quarter of 2013 and has an outstanding participation balance of $1,233,000 at March 31, 2014, after receipt of $192,000 in payments in the first quarter of 2014. The participation commercial and industrial loan, for a business in southcentral Pennsylvania with normal terms and conditions, was purchased in 2005 and remains adequately secured by real estate, despite a late 2013 borrower’s bankruptcy filing, and uncertain values on inventory and accounts receivable.

The farmland relationship with an outstanding balance of $925,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing. Based on recent appraisals, the loan appears to be adequately collateralized. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by the general economic downturn. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures. One loan with a balance of $168,000 had a specific allocation of $13,000 and another unrelated credit with a balance of $562,000 had a specific allocation of $79,000, both allocations were based on appraisals less estimated costs to sell. A First Quarter 2014 specific allocation of $111,000 was added on a third unrelated $361,000 loan after the Corporation accepted an unsettled third-party sales bid rather than to take physical possession on real estate with possible environmental problems.

Investment/rental commercial real estate at March 31, 2014, includes four unrelated loan relationships totaling $966,000, of which one loan was approximately $727,000, for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. The $727,000 credit was added in the first quarter of 2013 and has a specific allocation of $219,000 after an interim partial charge-off of $101,000 in 2013. All of these loans were originated between 2003 and 2011. The loans were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. Another smaller credit relationship has a $7,000 specific allocation on a $134,000 balance.

Included in impaired commercial and industrial loans at March 31, 2014, is a fully-disbursed line of credit, originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, totaling $119,000 with no specific valuation allowance at March 31, 2014, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. In the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower to date. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status. The remaining smaller loan in this category, a business loan impacted by the general economic downturn, has a remaining balance of $4,000 at March 31, 2014.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this management’s discussion and analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2014 and 2013 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The decrease in the provision was a result of the adequacy of the allowance for loan losses. More specifically, nonaccrual loans decreased and provision expense decreased due to the amount of the allowance necessary in proportion to substandard loans in accordance with management’s belief that adequate collateralization generally exists for substandard loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $2,012,000 for 12 properties to unrelated borrowers at March 31, 2014, compared to $1,762,000 for 9 properties at December 31, 2013. The increase in the carrying value was due to four properties that were added, less one sold in the first quarter of 2014. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2014; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $816,219,000 as of March 31, 2014. Deposits decreased by $15,367,000, or 1.9%, from March 31, 2013, to March 31, 2014, and increased by $15,576,000, or 2.0%, from December 31, 2013, to March 31, 2014. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. Despite the overall increase since 2013, a decrease of $22,835,000 was experienced due to lower certificate of deposit (CD) balances as market-priced CD products were not attractive compared to alternative investments such as equity securities. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2014, short-term borrowings were $39,682,000, as compared to $49,052,000 at December 31, 2013, and $42,269,000 at March 31, 2013. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2013, repurchase agreement balances were down $10,570,000, or 25.0%, due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were $8,000,000 and $6,800,000 in short-term FHLB borrowings at March 31, 2014, and December 31, 2013, respectively. Short-term borrowings are used to even out funding from seasonality in the deposit base. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, this category includes a loan from a commercial bank to fund the purchase of RIG. Long-term borrowings totaled $74,637,000 at March 31, 2014, versus $82,703,000 at December 31, 2013, and $52,892,000 at March 31, 2013. The Corporation increased long-term borrowings from March 31, 2013, to fund loan demand that was in excess of the amount available from deposits. Additional laddered FHLB fixed-rate term advances were taken in the fourth quarter of 2013 and first quarter of 2014 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position. Total stockholders’ equity was $108,356,000 at March 31, 2014, compared to $106,802,000 at December 31, 2013, and $102,304,000 at March 31, 2013. Stockholders’ equity increased in the first three months of 2014 by $1,554,000 due in part to $1,334,000 in earnings retained in capital and a $125,000 increase in accumulated other comprehensive income as a result of appreciation in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2014, ACNB earned $2,472,000 and paid dividends of $1,138,000 for a dividend payout ratio of 46.0%. During the first three months of 2013, ACNB earned $2,418,000 and paid dividends of $1,133,000 for a dividend payout ratio of 46.9%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2014, 5,238 shares were issued under this plan with proceeds in the amount of $95,000. Year-to-date March 31, 2013, 4,762 shares were issued under this plan with proceeds in the amount of $90,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2014, and December 31, 2013, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Relation Act (Dodd-Frank). The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) were required to begin compliance effective January 1, 2014. The final rules call for the following capital requirements:

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

The proposed rules would also have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with Dodd-Frank, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

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

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2014	December 31, 2013	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.87%	8.76%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.04%	12.99%	6.00%
Total risk-based capital ratio	14.30%	14.26%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2014, ACNB’s banking subsidiary had a borrowing capacity of approximately $419,993,000 from the FHLB, of which $338,993,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $234,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $31,682,000 and $42,252,000 at March 31, 2014, and December 31, 2013, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2014, the Corporation had unfunded outstanding commitments to extend credit of approximately $169,900,000 and outstanding standby letters of credit of approximately $4,524,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

JUMPSTART OUR BUSINESS STARTUPS (JOBS) ACT - In 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

Holding Company Capital Requirements

Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness.

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

Consumer Financial Protection Bureau

Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes.

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

ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE - Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumer’s ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages and, as a result, generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition are uncertain at this time; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation’s business.

SUPERVISION AND REGULATION

Dividends

ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank. For further information, please refer to Regulation of Bank below.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2013. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2014, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2013. There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended March 31, 2014. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2014, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2014, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.19

Employment Agreement between Adams County National Bank and James P. Helt dated as of April 15, 2009. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 7, 2014.)

Exhibit 10.20

Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of March 28, 2012. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 7, 2014.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 7 of this Form 10-Q.)

Exhibit 14	Code of Ethics. (Incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 15, 2013.)

Exhibit 16.1

Correspondence from ParenteBeard LLC to the Securities and Exchange Commission dated July 11, 2013. (Incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 15, 2013.)

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

ACNB CORPORATION (Registrant)

Date:	May 2, 2014	/s/ Thomas A. Ritter

Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell

David W. Cathell

Executive Vice President, Treasurer &

Chief Financial Officer (Principal Financial Officer)