Form 10-Q
period 2014-06-30
ACNB CORP
filed 2014-08-01
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s Common Stock outstanding on August 1, 2014, was 6,005,346.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2014	June 30, 2013	December 31, 2013

ASSETS

Cash and due from banks	$15,423	$15,398	$13,963
Interest bearing deposits with banks	13,703	22,820	4,153

Total Cash and Cash Equivalents	29,126	38,218	18,116

Securities available for sale	122,938	141,536	129,983
Securities held to maturity, fair value $76,916; $88,351; $92,082	77,593	90,314	94,373
Loans held for sale	2,013	2,427	496
Loans, net of allowance for loan losses $15,763; $17,239; $16,091	733,534	683,357	712,557
Premises and equipment	16,320	15,147	15,991
Restricted investment in bank stocks	5,439	4,603	6,861
Investment in bank-owned life insurance	37,386	31,757	32,237
Investments in low-income housing partnerships	4,143	5,180	4,687
Goodwill	6,308	6,308	6,308
Intangible assets	1,521	2,089	1,845
Foreclosed assets held for resale	1,486	2,485	1,762
Other assets	19,446	15,435	20,831

Total Assets	$1,057,253	$1,038,856	$1,046,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$142,245	$132,776	$128,011
Interest bearing	679,031	693,609	672,632

Total Deposits	821,276	826,385	800,643

Short-term borrowings	42,202	51,250	49,052
Long-term borrowings	76,572	52,830	82,703
Other liabilities	6,749	6,595	6,847

Total Liabilities	946,799	937,060	939,245

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,067,946, 6,043,616 and 6,053,911 shares issued; 6,005,346, 5,981,016 and 5,991,311 shares outstanding	15,170	15,109	15,135
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,860	9,475	9,628
Retained earnings	85,586	80,360	82,661
Accumulated other comprehensive income (loss)	566	(2,420)	106

Total Stockholders’ Equity	110,454	101,796	106,802

Total Liabilities and Stockholders’ Equity	$1,057,253	$1,038,856	$1,046,047

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$8,033	$7,980	$16,023	$16,234
Securities:
Taxable	951	1,048	1,962	2,088
Tax-exempt	267	294	540	642
Dividends	60	6	89	10
Other	14	28	30	48

Total Interest Income	9,325	9,356	18,644	19,022

INTEREST EXPENSE
Deposits	441	560	866	1,221
Short-term borrowings	14	15	34	27
Long-term borrowings	450	443	907	902

Total Interest Expense	905	1,018	1,807	2,150

Net Interest Income	8,420	8,338	16,837	16,872

PROVISION FOR LOAN LOSSES	—	500	150	1,150

Net Interest Income after Provision for Loan Losses	8,420	7,838	16,687	15,722

OTHER INCOME
Service charges on deposit accounts	533	548	998	1,086
Income from fiduciary activities	411	312	737	643
Earnings on investment in bank-owned life insurance	289	254	544	495
Net gains on sales or calls of securities	52	—	52	—
Service charges on ATM and debit card transactions	400	356	759	675
Commissions from insurance sales	1,532	1,399	2,597	2,530
Other	175	271	307	656

Total Other Income	3,392	3,140	5,994	6,085

OTHER EXPENSES
Salaries and employee benefits	4,954	4,864	9,709	9,612
Net occupancy	490	493	1,074	1,008
Equipment	677	792	1,320	1,450
Other tax	182	232	371	470
Professional services	270	191	574	435
Supplies and postage	120	185	273	316
Marketing and corporate relations	204	113	301	212
FDIC and regulatory	201	192	399	401
Intangible assets amortization	163	161	325	321
Foreclosed real estate expenses (income)	74	(72)	117	(93)
Other operating	885	866	1,439	1,641

Total Other Expenses	8,220	8,017	15,902	15,773

Income before Income Taxes	3,592	2,961	6,779	6,034

PROVISION FOR INCOME TAXES	861	639	1,576	1,294

Net Income	$2,731	$2,322	$5,203	$4,740

PER SHARE DATA
Basic earnings	$0.46	$0.38	$0.87	$0.79
Cash dividends declared	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2014	2013	2014	2013

NET INCOME	$2,731	$2,322	$5,203	$4,740

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $178, $(1,023), $243 and $(1,254), respectively	349	(1,987)	474	(2,436)

Reclassification adjustment for net gains included in net income, net of income taxes of $(18), $0, $(18) and $0, respectively (A) (C)	(34)	—	(34)	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $11, $59, $11 and $118, respectively (B) (C)	20	114	20	228

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	335	(1,873)	460	(2,208)

TOTAL COMPREHENSIVE INCOME	$3,066	$449	$5,663	$2,532

The accompanying notes are an integral part of the consolidated financial statements.

(A) Gross amounts are included in net gains on sales or calls of securities on the Consolidated Statement of Income in total other income.

(B) Gross amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

(C) Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2014 and 2013

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

Net income	—	—	—	4,740	—	4,740

Other comprehensive loss, net of taxes	—	—	—	—	(2,208)	(2,208)

Common stock shares issued (15,648 shares)	39	—	229	—	—	268

Cash dividends declared	—	—	—	(2,268)	—	(2,268)

BALANCE — JUNE 30, 2013	$15,109	$(728)	$9,475	$80,360	$(2,420)	$101,796

BALANCE — JANUARY 1, 2014	$15,135	$(728)	$9,628	$82,661	$106	$106,802

Net income	—	—	—	5,203	—	5,203

Other comprehensive income, net of taxes	—	—	—	—	460	460

Common stock shares issued (14,035 shares)	35	—	232	—	—	267

Cash dividends declared	—	—	—	(2,278)	—	(2,278)

BALANCE — JUNE 30, 2014	$15,170	$(728)	$9,860	$85,586	$566	$110,454

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,203	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(47)	(353)
Gain on sales of foreclosed assets held for resale, including writedowns	(23)	(185)
Earnings on investment in bank-owned life insurance	(544)	(495)
Gain on sales or calls of securities	(52)	—
Depreciation and amortization	1,001	1,002
Provision for loan losses	150	1,150
Net amortization of investment securities premiums	425	483
Decrease in accrued interest receivable	104	160
Increase (decrease) in accrued interest payable	2	(378)
Mortgage loans originated for sale	(3,825)	(16,699)
Proceeds from sales of loans originated for sale	2,355	21,312
Decrease in other assets	1,370	490
(Decrease) increase in other liabilities	(69)	21

Net Cash Provided by Operating Activities	6,050	11,248

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	16,529	5,319
Proceeds from maturities of investment securities available for sale	10,277	27,177
Proceeds from sales of investment securities available for sale	1,228	—
Purchase of investment securities held to maturity	—	(45,695)
Purchase of investment securities available for sale	(3,917)	(6,875)
Net (increase) decrease in loans	(21,651)	6,366
Redemption of restricted investment in bank stocks	1,422	715
Purchase of bank-owned life insurance	(4,605)	(140)
Capital expenditures	(1,006)	(699)
Proceeds from sale of low-income housing partnerships	219	—
Proceeds from sale of foreclosed real estate	823	2,385

Net Cash Used in Investing Activities	(681)	(11,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	14,234	13,479
Net increase (decrease) in time certificates of deposits and interest bearing deposits	6,399	(21,270)
Net (decrease) increase in short-term borrowings	(6,850)	3,947
Dividends paid	(2,278)	(2,268)
Common stock issued	267	268
Proceeds from long-term borrowings	10,000	—
Repayments on long-term borrowings	(16,131)	(7,124)

Net Cash Provided by (Used in) Financing Activities	5,641	(12,968)

Net Increase (Decrease) in Cash and Cash Equivalents	11,010	(13,167)

CASH AND CASH EQUIVALENTS — BEGINNING	18,116	51,385

CASH AND CASH EQUIVALENTS — ENDING	$29,126	$38,218

Interest paid	$1,805	$2,528
Income taxes paid	$500	$2,225
Loans transferred to foreclosed assets held for resale	$524	$438

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty retail banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

RIG is a full-service insurance agency based in Westminster, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. In 2008, as part of an agency acquisition, a second location of RIG was established in Germantown, Maryland.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2013 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 7, 2014. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of June 30, 2014, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,995,165 and 5,969,089 weighted average shares of common stock outstanding for the six months ended June 30, 2014 and 2013, respectively, and 5,997,999 and 5,971,929 for the three months ended June 30, 2014 and 2013, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit (income) cost related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Service cost	$172	$194	$344	$388
Interest cost	259	223	518	446
Expected return on plan assets	(578)	(489)	(1,156)	(978)
Amortization of net loss	5	163	11	326
Amortization of prior service cost	10	10	20	20

Net Periodic Benefit (Income) Cost	$(132)	$101	$(263)	$202

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2013, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2014. As of June 30, 2014, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 368 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,009,000 in standby letters of credit as of June 30, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2014, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE — JUNE 30, 2014	$3,012	$(2,446)	$566
BALANCE — DECEMBER 31, 2013	$2,572	$(2,466)	$106
BALANCE — JUNE 30, 2013	$3,178	$(5,598)	$(2,420)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2014 and 2013, is as follows:

In thousands	Banking	Insurance	Total
2014
Net interest income and other income from external customers	$20,229	$2,602	$22,831
Income before income taxes	6,297	482	6,779
Total assets	1,048,410	8,843	1,057,253
Capital expenditures	1,006	—	1,006

2013
Net interest income and other income from external customers	$20,443	$2,514	$22,957
Income before income taxes	5,657	377	6,034
Total assets	1,029,276	9,580	1,038,856
Capital expenditures	692	7	699

Segment information for the three month periods ended June 30, 2014 and 2013, is as follows:

In thousands	Banking	Insurance	Total
2014
Net interest income and other income from external customers	$10,280	$1,532	$11,812
Income before income taxes	3,173	419	3,592
Total assets	1,048,410	8,843	1,057,253
Capital expenditures	563	—	563

2013
Net interest income and other income from external customers	$10,084	$1,394	$11,478
Income before income taxes	2,682	279	2,961
Total assets	1,029,276	9,580	1,038,856
Capital expenditures	466	—	466

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

Amortized cost and fair value of securities at June 30, 2014, and December 31, 2013, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2014
U.S. Government and agencies	$19,035	$504	$—	$19,539
Mortgage-backed securities, residential	49,089	2,500	3	51,586
State and municipal	38,583	1,327	39	39,871
Corporate bonds	10,002	137	4	10,135
CRA mutual fund	1,044	7	—	1,051
Stock in other banks	627	129	—	756
	$118,380	$4,604	$46	$122,938

DECEMBER 31, 2013
U.S. Government and agencies	$21,094	$557	$—	$21,651
Mortgage-backed securities, residential	51,541	2,322	123	53,740
State and municipal	40,780	1,117	375	41,522
Corporate bonds	11,004	192	31	11,165
CRA mutual fund	1,044	—	11	1,033
Stock in other banks	627	245	—	872
	$126,090	$4,433	$540	$129,983

SECURITIES HELD TO MATURITY

JUNE 30, 2014
U.S. Government and agencies	$24,508	$—	$403	$24,105
Mortgage-backed securities, residential	53,085	252	526	52,811
	$77,593	$252	$929	$76,916
DECEMBER 31, 2013
U.S. Government and agencies	$37,528	$142	$923	$36,747
Mortgage-backed securities, residential	56,845	40	1,550	55,335
	$94,373	$182	$2,473	$92,082

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014, and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2014
Mortgage-backed securities, residential	$171	$2	$644	$1	$815	$3
State and municipal	149	1	4,625	38	4,774	39
Corporate bond	4,996	4	—	—	4,996	4
	$5,316	$7	$5,269	$39	$10,585	$46

DECEMBER 31, 2013
Mortgage-backed securities, residential	$6,944	$123	$—	$—	$6,944	$123
State and municipal	11,107	340	1,070	35	12,177	375
Corporate bond	4,969	31	—	—	4,969	31
CRA mutual fund	1,033	11	—	—	1,033	11
	$24,053	$505	$1,070	$35	$25,123	$540

SECURITIES HELD TO MATURITY

JUNE 30, 2014
U.S. Government and agencies	$1,933	$67	$22,172	$336	$24,105	$403
Mortgage-backed securities, residential	—	—	25,278	526	25,278	526
	$1,933	$67	$47,450	$862	$49,383	$929

DECEMBER 31, 2013
U.S. Government and agencies	$22,710	$812	$2,889	$111	$25,599	$923
Mortgage-backed security, residential	45,891	1,446	1,755	104	47,646	1,550
	$68,601	$2,258	$4,644	$215	$73,245	$2,473

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2014, two available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2014, eleven available for sale state and municipal bonds had unrealized losses that individually did not exceed 3% of amortized cost. Ten of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2014, one available for sale corporate bond had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At June 30, 2014, sixteen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. Fifteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2014, eighteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2014, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2014, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$7,856	$8,007	$—	$—
Over 1 year through 5 years	29,685	30,822	16,053	15,833
Over 5 years through 10 years	27,860	28,403	8,455	8,272
Over 10 years	2,219	2,313	—	—
Mortgage-backed securities, residential	49,089	51,586	53,085	52,811
CRA mutual fund	1,044	1,051	—	—
Stock in other banks	627	756	—	—
	$118,380	$122,938	$77,593	$76,916

The Corporation realized gross gains of $52,000 and $0 in gross losses on sales of securities available for sale during the three and six month periods ended June 30, 2014. The Corporation did not realize any gross gains or losses on sales of securities available for sale during the three and six month period ended June 30, 2013.

At June 30, 2014, and December 31, 2013, securities with a carrying value of $125,593,000 and $139,966,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2014, and December 31, 2013:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2014
Commercial and industrial	$54,945	$2,484	$3,766	$—	$61,195
Commercial real estate	211,239	25,548	14,220	—	251,007
Commercial real estate construction	7,754	3,535	2,418	—	13,707
Residential mortgage	349,474	3,476	2,336	—	355,286
Home equity lines of credit	52,338	797	35	—	53,170
Consumer	14,932	—	—	—	14,932
	$690,682	$35,840	$22,775	$—	$749,297

DECEMBER 31, 2013
Commercial and industrial	$53,316	$2,364	$3,537	$—	$59,217
Commercial real estate	193,162	29,655	16,369	—	239,186
Commercial real estate construction	5,123	5,018	1,055	—	11,196
Residential mortgage	344,847	2,551	3,611	—	351,009
Home equity lines of credit	53,021	608	223	—	53,852
Consumer	14,188	—	—	—	14,188
	$663,657	$40,196	$24,795	$—	$728,648

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2014, and December 31, 2013:

	Impaired Loans with		Allowance	Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2014
Commercial and industrial	$—	$—	$—	$311	$1,425
Commercial real estate	—	—	—	10,464	10,775
Commercial real estate construction	—	—	—	709	984
Residential mortgage	964	1,002	260	327	327
	$964	$1,002	$260	$11,811	$13,511

DECEMBER 31, 2013
Commercial and industrial	$—	$—	$—	$1,574	$2,688
Commercial real estate	—	—	—	11,197	11,758
Commercial real estate construction	—	—	—	788	1,062
Residential mortgage	1,478	1,478	201	675	712
	$1,478	$1,478	$201	$14,234	$16,220

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2014 and 2013:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2014
Commercial and industrial	$—	$—	$833	$—
Commercial real estate	180	—	10,295	82
Commercial real estate construction	—	—	749	—
Residential mortgage	1,252	9	386	4
	$1,432	$9	$12,263	$86

JUNE 30, 2013
Commercial and industrial	$73	$—	$191	$—
Commercial real estate	119	—	12,176	93
Commercial real estate construction	4,955	60	821	—
Residential mortgage	1,344	—	883	3
	$6,491	$60	$14,071	$96

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2014 and 2013:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2014
Commercial and industrial	$—	$—	$1,080	$—
Commercial real estate	241	—	10,476	330
Commercial real estate construction	—	—	762	—
Residential mortgage	1,401	9	408	8
	$1,642	$9	$12,726	$338

JUNE 30, 2013
Commercial and industrial	$97	$—	$193	$—
Commercial real estate	158	—	11,041	359
Commercial real estate construction	3,303	135	832	—
Residential mortgage	896	—	902	6
	$4,454	$135	$12,968	$365

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2014, and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Commercial and industrial	$311	$1,574
Commercial real estate	3,709	4,363
Commercial real estate construction	709	788
Residential mortgage	993	1,848
	$5,722	$8,573

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of June 30, 2014, and December 31, 2013:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
JUNE 30, 2014
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$90
Commercial real estate	1,021	1,021	590
Commercial real estate construction	1,548	1,541	616
Total nonaccruing troubled debt restructurings	3,059	3,047	1,296
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,754
Residential mortgage	336	336	299
Total accruing troubled debt restructurings	7,454	7,506	7,053
Total Troubled Debt Restructurings	$10,513	$10,553	$8,349
DECEMBER 31, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$142
Commercial real estate	1,021	1,021	634
Commercial real estate construction	1,548	1,541	694
Residential mortgage	566	566	566
Total nonaccruing troubled debt restructurings	3,625	3,613	2,036
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,834
Residential mortgage	336	336	305
Total accruing troubled debt restructurings	7,454	7,506	7,139
Total Troubled Debt Restructurings	$11,079	$11,119	$9,175

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. During the three and six months ended June 30, 2014, there were no defaulted troubled debt restructured loans. One troubled debt restructured loan paid in full during the second quarter of 2014. During the three and six months ended June 30, 2013, one troubled debt restructured loan defaulted in the amount of $237,000. All other troubled debt restructured loans were current with respect to their associated forbearance agreement as of June 30, 2013. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010 and modified during 2013, three were negotiated during 2012, and one was negotiated during 2013.

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

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2014 and 2013:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
THREE MONTHS ENDED JUNE 30, 2014
Troubled debt restructurings	—	$—	$—	$—

SIX MONTHS ENDED JUNE 30, 2014
Troubled debt restructurings	—	$—	$—	$—

THREE MONTHS ENDED JUNE 30, 2013
Troubled debt restructurings	—	$—	$—	$—

SIX MONTHS ENDED JUNE 30, 2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,593

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2014, and December 31, 2013:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2014
Commercial and industrial	$1,986	$—	$318	$2,304	$58,891	$61,195	$7
Commercial real estate	239	702	1,942	2,883	248,124	251,007	36
Commercial real estate construction	—	—	709	709	12,998	13,707	—
Residential mortgage	247	958	2,351	3,556	351,730	355,286	1,386
Home equity lines of credit	68	51	214	333	52,837	53,170	214
Consumer	21	1	—	22	14,910	14,932	—
	$2,561	$1,712	$5,534	$9,807	$739,490	$749,297	$1,643

DECEMBER 31, 2013
Commercial and industrial	$55	$13	$152	$220	$58,997	$59,217	$3
Commercial real estate	857	552	1,964	3,373	235,813	239,186	—
Commercial real estate construction	—	—	788	788	10,408	11,196	—
Residential mortgage	4,728	795	3,148	8,671	342,338	351,009	1,900
Home equity lines of credit	260	36	14	310	53,542	53,852	14
Consumer	22	15	9	46	14,142	14,188	9
	$5,922	$1,411	$6,075	$13,408	$715,240	$728,648	$1,926

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2014
Allowance for Loan Losses

Beginning balance - April 1, 2014	$1,798	$5,831	$207	$3,740	$525	$952	$3,106	$16,159
Charge-offs	(23)	(111)	—	(151)	(121)	(4)	—	(410)
Recoveries	4	—	—	7	—	3	—	14
Provisions	185	(258)	18	333	125	47	(450)	—
Ending balance - June 30, 2014	$1,964	$5,462	$225	$3,929	$529	$998	$2,656	$15,763

Beginning balance - January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(57)	(111)	—	(173)	(121)	(40)	—	(502)
Recoveries	12	—	—	7	—	5	—	24
Provisions	94	(246)	(22)	82	113	86	43	150
Ending balance - June 30, 2014	$1,964	$5,462	$225	$3,929	$529	$998	$2,656	$15,763
Ending balance: individually evaluated for impairment	$—	$—	$—	$260	$—	$—	$—	$260
Ending balance: collectively evaluated for impairment	$1,964	$5,462	$225	$3,669	$529	$998	$2,656	$15,503

Loans Receivable
Ending balance	$61,195	$251,007	$13,707	$355,286	$53,170	$14,932	$—	$749,297
Ending balance: individually evaluated for impairment	$311	$10,464	$709	$1,291	$—	$—	$—	$12,775
Ending balance: collectively evaluated for impairment	$60,884	$240,543	$12,998	$353,995	$53,170	$14,932	$—	$736,522

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2013
Allowance for Loan Losses

Beginning Balance - April 1, 2013	$1,562	$6,244	$2,101	$4,083	$516	$665	$2,315	$17,486
Charge-offs	(56)	(109)	—	(482)	—	(106)	—	(753)
Recoveries	5	—	—	—	—	1	—	6
Provisions	(41)	(283)	(559)	548	15	266	554	500
Ending balance - June 30, 2013	$1,470	$5,852	$1,542	$4,149	$531	$826	$2,869	$17,239

Beginning Balance - January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(92)	(144)	—	(596)	—	(129)	—	(961)
Recoveries	221	—	—	1	—	3	—	225
Provisions	(166)	(580)	1,024	1,023	14	319	(484)	1,150
Ending balance - June 30, 2013	$1,470	$5,852	$1,542	$4,149	$531	$826	$2,869	$17,239
Ending balance: individually evaluated for impairment	$—	$—	$1,306	$370	$—	$—	$—	$1,676
Ending balance: collectively evaluated for impairment	$1,470	$5,852	$236	$3,779	$531	$826	$2,869	$15,563

Loans Receivable
Ending balance	$46,572	$237,473	$14,523	$334,799	$52,897	$14,332	$—	$700,596
Ending balance: individually evaluated for impairment	$187	$12,587	$5,314	$2,124	$—	$—	$—	$20,212
Ending balance: collectively evaluated for impairment	$46,385	$224,886	$9,209	$332,675	$52,897	$14,332	$—	$680,384

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2013
Allowance for Loan Losses
Ending balance	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Ending balance: individually evaluated for impairment	$—	$—	$—	$201	$—	$—	$—	$201
Ending balance: collectively evaluated for impairment	$1,915	$5,819	$247	$3,812	$537	$947	$2,613	$15,890

Loans Receivable
Ending balance	$59,217	$239,186	$11,196	$351,009	$53,852	$14,188	$—	$728,648
Ending balance: individually evaluated for impairment	$1,574	$11,197	$788	$2,153	$—	$—	$—	$15,712
Ending balance: collectively evaluated for impairment	$57,643	$227,989	$10,408	$348,856	$53,852	$14,188	$—	$712,936

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at June 30, 2014, and December 31, 2013, are as follows:

		June 30, 2014
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$19,539	$—	$19,539	$—
Mortgage-backed securities, residential		51,586	—	51,586	—
State and municipal		39,871	—	39,871	—
Corporate bonds		10,135	—	10,135	—
CRA mutual fund		1,051	1,051	—	—
Stock in other banks		756	756	—	—
Total securities available for sale	Recurring	$122,938	$1,807	$121,131	$—
Impaired loans	Nonrecurring	$6,032	$—	$—	$6,032
Foreclosed assets held for resale	Nonrecurring	$159	$—	$—	$159

		December 31, 2013
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,651	$—	$21,651	$—
Mortgage-backed securities, residential		53,740	—	53,740	—
State and municipal		41,522	—	41,522	—
Corporate bonds		11,165	—	11,165	—
CRA mutual fund		1,033	1,033	—	—
Stock in other banks		872	872	—	—
Total securities available for sale	Recurring	$129,983	$1,905	$128,078	$—
Impaired loans	Nonrecurring	$6,887	$—	$—	$6,887
Foreclosed assets held for resale	Nonrecurring	$413	$—	$—	$413

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2014
Impaired loans	$6,032	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(18)%
Foreclosed assets held for resale	$159	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(18)%

December 31, 2013
Impaired loans	$6,887	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$413	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(35)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at June 30, 2014, and December 31, 2013:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2014, and December 31, 2013:

	June 30, 2014
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$15,423	$15,423	$6,004	$9,419	$—
Interest-bearing deposits in banks	13,703	13,703	13,703	—	—
Investment securities available for sale	122,938	122,938	1,807	121,131	—
Investment securities held to maturity	77,593	76,916	—	76,916	—
Loans, less allowance for loan losses	733,534	747,475	—	—	747,475
Accrued interest receivable	2,923	2,923	—	2,923	—
Restricted investment in bank stocks	5,439	5,439	—	5,439	—

Financial liabilities:
Deposits	821,276	822,144	—	822,144	—
Short-term borrowings	42,202	42,202	—	42,202	—
Long-term borrowings	76,572	78,272	—	78,272	—
Accrued interest payable	683	683	—	683	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,963	$13,963	$7,755	$6,208	$—
Interest-bearing deposits in banks	4,153	4,153	4,153	—	—
Investment securities available for sale	129,983	129,983	1,905	128,078	—
Investment securities held to maturity	94,373	92,082	—	92,082	—
Loans held for sale	496	496	—	496	—
Loans, less allowance for loan losses	712,557	724,937	—	—	724,937
Accrued interest receivable	3,027	3,027	—	3,027	—
Restricted investment in bank stocks	6,861	6,861	—	6,861	—

Financial liabilities:
Deposits	800,643	801,063	—	801,063	—
Short-term borrowings	49,052	49,052	—	49,052	—
Long-term borrowings	82,703	84,558	—	84,558	—
Accrued interest payable	681	681	—	681	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2014, and December 31, 2013:

		Gross Amounts	Net Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Statements of Condition
In thousands	Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2014
Repurchase agreements
Commercial customers and government entities (a)	$42,202	$—	$42,202	$(42,202)	$—	$—

December 31, 2013
Repurchase agreements
Commercial customers and government entities (a)	$42,252	$—	$42,252	$(42,252)	$—	$—

(a) As of June 30, 2014, and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $53,418,000 and $60,823,000, respectively.

11.       New Accounting Pronouncements

ASU 2014-01

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).

The Low-Income Housing Tax Credit is a program designed to encourage investment of private capital for use in the construction and rehabilitation of low-income housing, which provides certain tax benefits to investors in those projects. The amendments in this Update permit a reporting entity that invests in qualified affordable housing projects to account for the investments using a proportional amortization method if certain conditions are met. If the Corporation elects the proportional amortization method, it will amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Otherwise, the Corporation would apply either the equity method or the cost method, as appropriate.

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

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

The amendments in this Update are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. If adopted, an entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.

The Corporation is evaluating the effects this Update will have on its consolidated financial condition or results of operations.

ASU 2014-11

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.

The amendments in this Update require two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.

For public business entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The disclosures are not required to be presented for comparative periods before the effective date.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the six months ended June 30, 2014. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2014, compared to quarter ended June 30, 2013

Executive Summary

Net income for the three months ended June 30, 2014, was $2,731,000, compared to $2,322,000 for the same quarter in 2013, an increase of $409,000 or 17.6%. Earnings per share was $0.46 in 2014 and $0.38 in 2013. Net interest income increased $82,000, or 1.0%, as decreases in total interest income were exceeded by decreases in total interest expense. Provision for loan losses decreased $500,000, or 100.0%, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period; resulting in an allowance to total loans of 2.10% at June 30, 2014. Other income increased $252,000, or 8.0%, due primarily to higher revenue from fiduciary activities and the insurance subsidiary, offsetting lower deposit account fees and lower fees from mortgage sales. Other expenses increased $203,000, or 2.5%, due in part to higher marketing expenditures and the costs to carry and dispose of foreclosed assets held for resale.

Net Interest Income

Net interest income totaled $8,420,000 for the quarter ended June 30, 2014, compared to $8,338,000 for the same period in 2013, an increase of $82,000 or 1.0%. Net interest income increased due to the decrease in interest income being less than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. Interest income decreased $31,000, or less than 1.0%. This decrease is more nominal than in recent quarters as the mix of earning assets changed to higher yielding loans versus investment securities in the second quarter of 2014. The recent year trend of interest income decreases are due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will be negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower on investment securities as paydowns were not reinvested due to much lower market rates as a result of uneven domestic and international economic conditions. An appropriate but lower amount of earning assets have been left in short-term, low-rate money market type accounts during the second quarter of 2014, because of increased loan demand and ample ability to borrow at low rates for liquidity needs. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the second quarter of 2014, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time.

Interest expense decreased $113,000, or 11.1%. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the SEC on March 7, 2014. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2014 was 3.45% compared to 3.38% during the same period in 2013. Also comparing the second quarter of 2014 to 2013, the yield on interest earning assets increased by 0.01% and the cost of interest bearing liabilities decreased by 0.05%. The net interest margin was 3.53% for the second quarter of 2014 and 3.47% for the second quarter of 2013. The net interest margin increase was mainly a result of an improved mix of loans in earning assets offsetting the continued decline in the yield on assets to a greater degree than the decline in funding rates (due to funding rates approaching practical floors on deposits as described above).

Average earning assets were $969,924,000 during the second quarter of 2014, an increase of $3,842,000 from the average for the second quarter of 2013. Average interest bearing liabilities were $802,259,000 in the second quarter of 2014, an increase of $2,983,000 from the same quarter in 2013.

Provision for Loan Losses

The provision for loan losses was $0 in the second quarter of 2014 compared to $500,000 in the second quarter of 2013, a decrease of $500,000 or 100.0%. The decrease was a result of analysis of the adequacy of the allowance for loan losses calculation. More specifically, nonaccrual loans decreased 31.5% and the remaining substandard loans decreased by 14.0%. As a result of management’s analysis based on independent appraisals, adequate collateralization exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2014, the Corporation had net charge-offs of $396,000, as compared to net charge-offs of $747,000 for the second quarter of 2013.

Other Income

Total other income was $3,392,000 for the three months ended June 30, 2014, up $252,000, or 8.0%, from the second quarter of 2013. Fees from deposit accounts decreased by $15,000, or 2.7%, due to decreased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 12.4% to $400,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another challenge to this revenue source is the security breaches in the merchant base that can affect consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $411,000 for the three months ended June 30, 2014, as compared to $312,000 for the second quarter of 2013, a 31.7% increase as a result of higher estate fee income, which is inherently sporadic in nature, and higher fee volume from increased assets under management. Earnings on bank-owned life insurance increased by $35,000, or 13.8%, as a result of the purchase of additional policies in 2014. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $133,000, or 9.5%, to $1,532,000 due to higher contingent commissions offsetting nonrenewal of a select number of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the first half of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other income in the quarter ended June 30, 2014, was down by $96,000, or 35.4%, to $175,000 due to decreased fees related to sales of residential mortgages which reflects industry-wide decreased refinancing activity.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $90,000, or 1.9%, when comparing the second quarter of 2014 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                  increases from merit-based pay increases and performance-based incentive accruals for employees;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  health insurance, covering a substantial portion of employees, which increased due to rate and participation;

•                  increased costs associated with benefit plans other than the qualified pension plan; all partially offset by,

•                  decreased defined benefit pension expense, which was down by $233,000, when comparing the three months ended June 30, 2014, to June 30, 2013, resulting from higher investment performance in 2013 (which affects subsequent year expense) and an increase in the discount rate which lowered the future pension obligations at the latest valuation.

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

Net occupancy expense decreased by $3,000, or 0.6%, mostly due to various expense controls. Equipment expense decreased by $115,000, or 14.5%, as a result of the budgeted replacement of outdated technology devices expensed in 2013, causing that year to be increased.

Professional services expense totaled $270,000 for the second quarter of 2014, as compared to $191,000 for the same period in 2013, an increase of $79,000 or 41.4%. The increase was due to higher expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans.

Marketing and corporate relations expenses were $91,000, or 80.5%, higher in the second quarter of 2014, as compared to the same period of 2013. Marketing expense varies with the timing and amount of budgeted advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the increase in 2014 was also related to a new office location.

Foreclosed assets held for resale consist of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense (income) was $74,000 and $(72,000) for the quarters ended June 30, 2014 and 2013, respectively. The higher cost in the second quarter of 2014 was primarily due to transfer costs including unpaid taxes for three additional properties acquired in the second quarter of 2014. The net recovery in the second quarter 2013 was the sale of one property (that had incurred considerable expenses in prior periods) offsetting the expenses of a number of other properties. Otherwise, the expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2014 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $50,000, or 21.6%, due to varying rates on a state shareholders’ equity-based tax. Supplies and postage expense decreased by 35.1% in part due to variation in placing periodic large envelope reorders. Other operating expenses increased by $19,000, or 2.2%, in the second quarter of 2014, as compared to the second quarter of 2013. Increases included higher costs for electronic delivery channels, telecommunications, and corporate governance, as well as normal variations in a number of categories.

Provision for Income Taxes

The Corporation recognized income taxes of $861,000, or 24.0% of pretax income, during the second quarter of 2014, as compared to $639,000, or 21.6% of pretax income, during the same period in 2013. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income (from investments in and loans to state and local units of government at below-market rates, an indirect form of taxation, and investment in bank-owned life insurance) and investments in low-income housing partnerships (which qualify for federal tax credits). Tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments. The income tax provision during both the second quarters ended June 30, 2014 and 2013, included low-income housing tax credits of $169,000.

Six months ended June 30, 2014, compared to six months ended June 30, 2013

Executive Summary

Net income for the six months ended June 30, 2014, was $5,203,000, compared to $4,740,000 for the same six months in 2013, an increase of $463,000 or 9.8%. Earnings per share was $0.87 in 2014 and $0.79 in 2013. Net interest income decreased $35,000, or 0.2%, as decreases in total interest income were mostly matched by decreases in total interest expense. Provision for loan losses decreased $1,000,000, or 87.0%, based on the adequacy analysis of the allowance for loan losses at the end of each period. The allowance for loan losses stood at 2.10% of total loans as of June 30, 2014. Other income decreased $91,000, or 1.5%, due primarily to lower deposit account fees and lower fees from mortgage sales, partially offset by higher revenue from the insurance subsidiary and the fiduciary activities. Other expenses increased $129,000, or 0.8%, due primarily to a variety of offsetting changes in various expenses.

Net Interest Income

Net interest income totaled $16,837,000 for the six months ended June 30, 2014, compared to $16,872,000 for the same period in 2013, a decrease of $35,000 or 0.2%. Net interest income decreased due to a decline in interest income to a greater degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment.

Interest income decreased $378,000, or 2.0%, despite the nonrecurring collection of $238,000 of all interest due on a paid-off loan that had been classified as nonaccrual status because of delinquency in prior years. Otherwise, the net decrease was due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing which is currently winding down. A lower portion of earning assets have been left in short-term, low-rate money market type accounts during the first six months of 2014, because of increased loan demand and stable ability to borrow for liquidity needs. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first half of 2014, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $343,000, or 16.0%. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the SEC on March 7, 2014. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2014 and 2013 was 3.45%. Also comparing the first six months of 2014 to 2013, the yield on interest earning assets and the cost of interest bearing liabilities decreased by 0.08%. The net interest margin was 3.52% (3.48% without the one-time interest recoveries) for the first six months of 2014 and 3.53% for the same period in 2013. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $965,595,000 during the first six months of 2014, an increase of $951,000 from the average for the first six months of 2013. Average interest bearing liabilities were $803,058,000 in the first six months of 2014, a decrease of $683,000 from the same six months in 2013.

Provision for Loan Losses

The provision for loan losses was $150,000 in the first six months of 2014 compared to $1,150,000 in the first six months of 2013, a decrease of $1,000,000 or 87.0%. The decrease was a result of analysis of the adequacy of the allowance for loan losses calculation. More specifically, nonaccrual loans decreased 31.5% and the remaining substandard loans decreased by 14.0%. As a result of management’s analysis based on independent appraisals, adequate collateralization exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2014, the Corporation had net charge-offs of $478,000, as compared to net charge-offs of $736,000 for the first six months of 2013.

Other Income

Total other income was $5,994,000 for the six months ended June 30, 2014, down $91,000, or 1.5%, from the first six months of 2013. Fees from deposit accounts decreased by $88,000, or 8.1%, due to decreased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 12.4% to $759,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another challenge to this revenue source is the security breaches in the merchant base that can affect consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $737,000 for the six months ended June 30, 2014, as compared to $643,000 for the six months ended June 30, 2013, a 14.6% increase as a result of more estate fee income, which is inherently sporadic in nature, and higher fee volume from increased assets under management. Earnings on bank-owned life insurance increased by $49,000, or 9.9%, as a result of the purchase of additional policies in 2014.

At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $67,000, or 2.6%, to $2,597,000 due to the higher contingency commission payments offsetting nonrenewal of a select number of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the first half of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other income in the six months ended June 30, 2014, was down by $349,000, or 53.2%, to $307,000 due to decreased fees related to sales of residential mortgages as increases in market rates decreased refinancing activity.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $97,000, or 1.0%, when comparing the first six months of 2014 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                  increases from merit-based pay increases and performance-based incentive accruals for employees;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  health insurance, covering a substantial portion of employees;

•                  increased costs associated with benefit plans other than the qualified pension plan; all partially offset by,

•                  decreased defined benefit pension expense, which was down by $465,000, when comparing the six months ended June 30, 2014, to June 30, 2013, resulting from higher investment performance in 2013 (which affects subsequent year expense) and an increase in the discount rate which lowered the future pension obligations at the last valuation.

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

Net occupancy expense increased by $66,000, or 6.5%, mostly due to higher weather-related costs in the first quarter of 2014. Equipment expense decreased by $130,000, or 9.0%, as a result of the budgeted replacement of outdated technology devices expensed in 2013, causing that year to be increased.

Professional services expense totaled $574,000 during the first six months of 2014, as compared to $435,000 for the same period in 2013, an increase of $139,000 or 32.0%. The increase was due to higher expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters in connection with problem loans.

Marketing and corporate relations expenses were $89,000, or 42.0%, higher in the first six months of 2014, as compared to the same period of 2013. Marketing expense varies with the timing and amount of advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense (income) was $117,000 and $(93,000) for the six months ended June 30, 2014 and 2013, respectively. The higher cost in 2014 was primarily due to transfer costs including unpaid taxes for additional properties acquired in 2014. The net recovery in 2013 was the sale of one property (that had incurred considerable expenses in prior periods) offsetting the expenses of a number of other properties. Otherwise, the expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2014 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $99,000, or 21.1%, due to varying rates on a state shareholders’ equity-based tax. Supplies and postage expense decreased by 13.6% in part due to variation in placing periodic large envelope reorders. Other operating expenses decreased by $202,000, or 12.3%, in the first six months of 2014, as compared to the first six months of 2013. The decreases included one-time reductions associated with closing out a low-income housing project. Further activity in closing out another low-income housing project is expected to offset this one-time reduction later in 2014. Increases included higher costs for electronic delivery channels and telecommunications, as well as normal variations in a number of categories.

Provision for Income Taxes

The Corporation recognized income taxes of $1,576,000, or 23.2% of pretax income, during the first six months of 2014, as compared to $1,294,000, or 21.4% of pretax income, during the same period in 2013. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments. The income tax provision during the six months ended June 30, 2014 and 2013, included low-income housing tax credits of $339,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,057,253,000 at June 30, 2014, compared to $1,046,047,000 at December 31, 2013, and $1,038,856,000 at June 30, 2013. Average earning assets during the six months ended June 30, 2014, increased to $965,595,000 from $964,644,000 during the same period in 2013. Average interest bearing liabilities decreased in 2014 to $803,058,000 from $803,741,000 in 2013, while average non-interest bearing deposits increased by $6,434,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were mainly to deploy available funds into the appropriate mix of earning assets. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At June 30, 2014, the securities balance included a net unrealized gain on available for sale securities of $3,012,000, net of taxes, on amortized cost of $118,380,000 versus a net unrealized gain of $2,572,000, net of taxes, on amortized cost of $126,090,000 at December 31, 2013, and a net unrealized gain of $3,178,000, net of taxes, on amortized cost of $136,724,000 at June 30, 2013. The increase in fair value of securities during 2014 was the result of a decrease in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. More specifically, comments by the Federal Reserve Chairman in late second quarter of 2013 caused a sharp spike in market rates which, in turn, lowered the value of most securities already owned at that time; since then, market rates have fluctuated and in 2014 were down. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption offset the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve despite fair values being volatile on any given day in all periods presented.

At June 30, 2014, the securities balance included held to maturity securities with an amortized cost of $77,593,000 and a fair value of $76,916,000, as compared to an amortized cost of $94,373,000 and a fair value of $92,082,000 at December 31, 2013, and an amortized cost of $90,314,000 and a fair value of $88,351,000 at June 30, 2013. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because of prevailing low interest rates at purchase. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. Some are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $48,701,000, or 7.0%, from June 30, 2013, to June 30, 2014, and increased by $20,649,000, or 2.8%, from December 31, 2013, to June 30, 2014. The year-over-year increase in loan volume was the result of determined efforts to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. The smaller increase in the first six months of 2014 was caused by seasonal factors. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing elsewhere for better rates or more lenient terms. More payoffs are anticipated in the remainder of 2014 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first six months of 2014, commercial purpose loans increased, while local market portfolio residential mortgages increased at a lower growth rate. Commercial purpose segments increased $16,310,000, or 4.6%, as compared to December 31, 2013.

These loans are spread among diverse categories that include commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $3,595,000, or 0.9%, as compared to December 31, 2013. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $408,456,000 total in residential mortgage loans at June 30, 2014, $83,981,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens and property values deteriorate.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $115,770,000, or 14.4% of total loans, at June 30, 2014. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation-specific and industry-wide hesitancy to prematurely release reserves at this time as the Corporation believes that additional losses are probable. The Corporation has determined that the amount of provision in 2014 and the resulting allowance at June 30, 2014, are appropriate given the continuing level of risk in the loan portfolio.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for year-to-date June 30, 2014, was $1,000,000 less than the provision for year-to-date June 30, 2013. More specifically, even though total loans increased, provision expense decreased because of the decrease in substandard loans, as well as the fact that most impaired credits were, in the opinion of management, adequately collateralized. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense and is consistent with recent improving credit quality in the loan portfolio.

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

The allowance for loan losses at June 30, 2014, was $15,763,000, or 2.10% of loans, as compared to $17,239,000, or 2.46% of loans, at June 30, 2013, and $16,091,000, or 2.21% of loans, at December 31, 2013.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013
Beginning balance - January 1	$16,091	$16,825	$16,825
Provisions charged to operations	150	1,450	1,150
Recoveries on charged-off loans	24	243	225
Loans charged-off	(502)	(2,427)	(961)

Ending balance	$15,763	$16,091	$17,239

Loans past due 90 days and still accruing were $1,643,000 and nonaccrual loans were $5,722,000 as of June 30, 2014. $1,296,000 of the nonaccrual balance at June 30, 2014, was in troubled debt restructured loans. $7,053,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $2,128,000 at June 30, 2013, while nonaccruals were $8,358,000. $1,549,000 of the nonaccrual balance at June 30, 2013, was in troubled debt restructured loans. $7,328,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,926,000 at December 31, 2013, while nonaccruals were $8,573,000. $2,036,000 of the nonaccrual balance at December 31, 2013, was in troubled debt restructured loans. $7,139,000 of the impaired loans were accruing troubled debt restructured loans.

Total additional loans classified as substandard (potential problem loans) at June 30, 2014, June 30, 2013, and December 31, 2013, were approximately $10,000,000, $11,043,000 and $9,083,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2014, as compared to December 31, 2013, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2014
Residential real estate developments	2	$709	$—	$—	In market	2006 - 2010
Owner occupied commercial real estate and construction	13	3,709	—	160	In market	1995 - 2012
Investment/rental commercial real estate	4	993	260	72	In market	2003 - 2011
Commercial and industrial	3	311	—	—	In market	2006 - 2007
Total	22	$5,722	$260	$232

December 31, 2013
Residential real estate developments	3	$1,010	$—	$214	In market	2006 - 2009
Owner occupied commercial real estate	17	6,439	101	109	In market	1995 - 2011
Investment/rental commercial real estate	4	975	100	634	In market	1998 - 2011
Commercial and industrial	2	149	—	22	In market	2007 - 2008
Total	26	$8,573	$201	$979

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

Included in residential real estate developments at June 30, 2014, the Corporation had one impaired and nonaccrual loan of $616,000 to finance a project in the Corporation’s primary trading area of southcentral Pennsylvania. The loan has standard terms and conditions, including repayment from the sales of the respective properties and no interest reserves, and was originated during the first half of 2006. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged-down by $274,000 in the first quarter of 2011 due to declines in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral. Because of the 2011 write-down and subsequent principal repayment, there was no specific valuation allowance on this loan at June 30, 2014. One smaller residential real estate development loan, added in 2010, was reduced by collateral sales to $93,000, which is supported by the remaining collateral’s current fair value. Another smaller residential real estate development relationship, added in 2013 after the borrower filed Chapter 13 bankruptcy, was not fully supported by the collateral’s fair value because of a dispute on a prior lien. The relationship totaled $436,000 prior to charge-offs of $214,000 taken in 2013 on confirmed losses based on new appraisals. Title to one parcel was obtained in the first quarter of 2014, and the fair value less costs to sell amount of $160,000 was reclassified as foreclosed assets held for resale. Legal action continues on resolving the issues on this credit. The respective allowances, write-downs, and charge-offs were derived by estimating the cash flow from the sale of the property given the respective stage of completion.

Owner occupied commercial real estate and construction at June 30, 2014, includes 13 unrelated loan relationships, all of which but a loan relationship for farmland have balances of less than $625,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The farmland relationship with an outstanding balance of $917,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing.

Based on recent appraisals, the loan appears to be adequately collateralized. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures. A credit with a balance of $562,000 and specific allocation of $79,000 was settled with a payoff and a $49,000 charge-off in the second quarter of 2014. A first quarter 2014 specific allocation of $111,000 was charged off in the second quarter on an unrelated $361,000 loan after the Corporation accepted a third-party sale (proceeds are yet to be released by the court) rather than to take physical possession of real estate with possible environmental problems.

Investment/rental commercial real estate at June 30, 2014, includes four unrelated loan relationships totaling $993,000, of which one loan was approximately $734,000, for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. The $734,000 credit was added in the first quarter of 2013 and has a specific allocation of $226,000 after an interim partial charge-off of $101,000 in 2013. All of these loans were originated between 2003 and 2011. The loans were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently market the real estate if ongoing workout efforts are not successful. A smaller credit relationship previously had a $7,000 specific allocation on a $134,000 balance, but $72,000 was charged off on moving to foreclosed properties in the second quarter due to hidden damage. Another loan with a balance of $167,000 and a specific allocation of $13,000 is scheduled for sheriff’s sale in July 2014.

Included in impaired commercial and industrial loans at June 30, 2014, is a fully-disbursed line of credit, originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, totaling $90,000 with no specific valuation allowance at June 30, 2014, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. In the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower to date. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status. One participation loan was added to the impaired category in the fourth quarter of 2013 and had an outstanding participation balance of $218,000 at June 30, 2014, after receipt of $1,207,000 in payments in the first half of 2014 from liquidation of collateral. The participation commercial and industrial loan, for a business in southcentral Pennsylvania with normal terms and conditions, was purchased in 2005 and remains adequately secured by real estate, despite a late 2013 borrower’s bankruptcy filing and uncertain values on inventory and accounts receivable.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this management’s discussion and analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2014 and 2013 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The decrease in the provision was also a result of the analysis of the adequacy of the allowance for loan losses. More specifically, nonaccrual loans decreased and provision expense decreased due to the amount of the allowance necessary in proportion to substandard loans in accordance with management’s belief that adequate collateralization generally exists for substandard loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $1,486,000 for 10 properties to unrelated borrowers at June 30, 2014, compared to $1,762,000 for nine properties at December 31, 2013.

The decrease in the carrying value was due to asset values of five properties that were added, less four sold, in 2014. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2014; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $821,276,000 as of June 30, 2014. Deposits decreased by $5,109,000, or 0.6%, from June 30, 2013, to June 30, 2014, and increased by $20,633,000, or 2.6%, from December 31, 2013, to June 30, 2014. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. Despite the overall increase since 2013, a decrease was experienced in certificate of deposit (CD) balances as market-priced CD products were not attractive compared to alternative investments such as equity securities. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2014, short-term borrowings were $42,202,000, as compared to $49,052,000 at December 31, 2013, and $51,250,000 at June 30, 2013. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2013, repurchase agreement balances were down $50,000, or 0.1%, due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were $0 and $6,800,000 in short-term FHLB borrowings at June 30, 2014, and December 31, 2013, respectively. Short-term FHLB borrowings are used to even out funding from seasonality in the deposit base. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, this category includes a loan from a commercial bank to fund the purchase of RIG with a remaining balance of $1,572,000. Long-term borrowings totaled $76,572,000 at June 30, 2014, versus $82,703,000 at December 31, 2013, and $52,830,000 at June 30, 2013. The Corporation increased long-term borrowings from June 30, 2013, to fund loan demand that was in excess of the amount available from deposits. Additional laddered FHLB fixed-rate term advances were taken in the fourth quarter of 2013 and first half of 2014 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return to stockholders, while maintaining its “well-capitalized” position. Total stockholders’ equity was $110,454,000 at June 30, 2014, compared to $106,802,000 at December 31, 2013, and $101,796,000 at June 30, 2013. Stockholders’ equity increased in the first six months of 2014 by $3,652,000 due in part to $2,925,000 in earnings retained in capital and a $460,000 increase in accumulated other comprehensive income primarily as a result of appreciation in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2014, ACNB earned $5,203,000 and paid dividends of $2,278,000 for a dividend payout ratio of 43.8%. During the first six months of 2013, ACNB earned $4,740,000 and paid dividends of $2,268,000 for a dividend payout ratio of 47.8%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2014, 14,035 shares were issued under this plan with proceeds in the amount of $267,000.

Year-to-date June 30, 2013, 15,648 shares were issued under this plan with proceeds in the amount of $268,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2014, and December 31, 2013, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) were required to begin compliance effective January 1, 2014. The final rules call for the following capital requirements:

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

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2014	December 31, 2013	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.90%	8.76%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.99%	12.99%	6.00%
Total risk-based capital ratio	14.25%	14.26%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2014, ACNB’s banking subsidiary had a borrowing capacity of approximately $425,740,000 from the FHLB, of which $350,740,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $244,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $42,202,000 and $42,252,000 at June 30, 2014, and December 31, 2013, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2014, the Corporation had unfunded outstanding commitments to extend credit of approximately $208,600,000 and outstanding standby letters of credit of approximately $4,009,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK) - In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank was intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the banking subsidiary’s interest expense. Among the provisions that are likely to affect ACNB are the following:

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

Deposit Insurance

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Limits on Interchange Fees

Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau

Dodd-Frank created the independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2014, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2013. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended June 30, 2014. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2014, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2014, there were no issued or outstanding shares of preferred stock.

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

ACNB CORPORATION (Registrant)

Date:	August 1, 2014	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)