Form 10-Q
period 2014-09-30
ACNB CORP
filed 2014-10-31
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2014, was 6,011,329.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2014	September 30, 2013	December 31, 2013

ASSETS

Cash and due from banks	$14,338	$16,371	$13,963
Interest bearing deposits with banks	9,670	2,856	4,153

Total Cash and Cash Equivalents	24,008	19,227	18,116

Securities available for sale	122,064	135,163	129,983
Securities held to maturity, fair value $74,338; $94,667; $92,082	75,407	96,255	94,373
Loans held for sale	1,482	603	496
Loans, net of allowance for loan losses $15,421; $16,797; $16,091	750,920	701,251	712,557
Premises and equipment	16,871	15,545	15,991
Restricted investment in bank stocks	5,239	4,189	6,861
Investment in bank-owned life insurance	37,667	32,003	32,237
Investments in low-income housing partnerships	3,974	5,233	4,687
Goodwill	6,308	6,308	6,308
Intangible assets	1,359	1,928	1,845
Foreclosed assets held for resale	1,688	1,608	1,762
Other assets	20,544	15,217	20,831

Total Assets	$1,067,531	$1,034,530	$1,046,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$142,696	$130,110	$128,011
Interest bearing	681,316	689,121	672,632

Total Deposits	824,012	819,231	800,643

Short-term borrowings	53,824	57,418	49,052
Long-term borrowings	69,505	47,767	82,703
Other liabilities	8,482	7,094	6,847

Total Liabilities	955,823	931,510	939,245

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,073,929, 6,049,261 and 6,053,911 shares issued; 6,011,329, 5,986,661 and 5,991,311 shares outstanding	15,185	15,123	15,135
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	9,959	9,557	9,628
Retained earnings	87,069	81,532	82,661
Accumulated other comprehensive income (loss)	223	(2,464)	106

Total Stockholders’ Equity	111,708	103,020	106,802

Total Liabilities and Stockholders’ Equity	$1,067,531	$1,034,530	$1,046,047

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2014	2013	2014	2013

INTEREST INCOME
Loans, including fees	$8,199	$7,840	$24,222	$24,074
Securities:
Taxable	843	1,078	2,805	3,166
Tax-exempt	260	280	800	922
Dividends	55	6	144	16
Other	19	16	49	64

Total Interest Income	9,376	9,220	28,020	28,242

INTEREST EXPENSE
Deposits	460	500	1,326	1,721
Short-term borrowings	12	17	46	44
Long-term borrowings	439	419	1,346	1,321

Total Interest Expense	911	936	2,718	3,086

Net Interest Income	8,465	8,284	25,302	25,156

PROVISION FOR LOAN LOSSES	—	150	150	1,300

Net Interest Income after Provision for Loan Losses	8,465	8,134	25,152	23,856

OTHER INCOME
Service charges on deposit accounts	550	596	1,548	1,682
Income from fiduciary activities	337	333	1,074	976
Earnings on investment in bank-owned life insurance	281	246	825	741
Net gains on sales or calls of securities	2	—	54	—
Service charges on ATM and debit card transactions	391	376	1,150	1,051
Commissions from insurance sales	1,124	1,079	3,721	3,609
Other	245	217	552	873

Total Other Income	2,930	2,847	8,924	8,932

OTHER EXPENSES
Salaries and employee benefits	4,776	4,546	14,485	14,158
Net occupancy	470	463	1,544	1,471
Equipment	731	727	2,051	2,177
Other tax	184	199	555	669
Professional services	158	232	732	667
Supplies and postage	156	127	429	443
Marketing and corporate relations	150	81	451	293
FDIC and regulatory	183	191	582	592
Intangible assets amortization	162	160	487	481
Foreclosed real estate expenses	135	503	252	410
Other operating	874	817	2,313	2,458

Total Other Expenses	7,979	8,046	23,881	23,819

Income before Income Taxes	3,416	2,935	10,195	8,969

PROVISION FOR INCOME TAXES	792	627	2,368	1,921

Net Income	$2,624	$2,308	$7,827	$7,048

PER SHARE DATA
Basic earnings	$0.44	$0.39	$1.30	$1.18
Cash dividends declared	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2014	2013	2014	2013

NET INCOME	$2,624	$2,308	$7,827	$7,048

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(181), $(82), $62 and $(1,336), respectively	(352)	(159)	122	(2,595)

Reclassification adjustment for net gains included in net income, net of income taxes of $(1), $0, $(18) and $0, respectively (A) (C)	(1)	—	(36)	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $5, $58, $15 and $176, respectively (B) (C)	10	115	31	343

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(343)	(44)	117	(2,252)

TOTAL COMPREHENSIVE INCOME	$2,281	$2,264	$7,944	$4,796

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264

Net income	—	—	—	7,048	—	7,048

Other comprehensive loss, net of taxes	—	—	—	—	(2,252)	(2,252)

Common stock shares issued (21,293 shares)	53	—	311	—	—	364

Cash dividends declared	—	—	—	(3,404)	—	(3,404)

BALANCE — SEPTEMBER 30, 2013	$15,123	$(728)	$9,557	$81,532	$(2,464)	$103,020

BALANCE — JANUARY 1, 2014	$15,135	$(728)	$9,628	$82,661	$106	$106,802

Net income	—	—	—	7,827	—	7,827

Other comprehensive income, net of taxes	—	—	—	—	117	117

Common stock shares issued (20,018 shares)	50	—	331	—	—	381

Cash dividends declared	—	—	—	(3,419)	—	(3,419)

BALANCE — SEPTEMBER 30, 2014	$15,185	$(728)	$9,959	$87,069	$223	$111,708

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,827	$7,048
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(138)	(417)
(Gain) loss on sales of foreclosed assets held for resale, including writedowns	(42)	173
Earnings on investment in bank-owned life insurance	(825)	(741)
Gain on sales or calls of securities	(54)	—
Depreciation and amortization	1,530	1,500
Provision for loan losses	150	1,300
Net amortization of investment securities premiums	625	739
Decrease in accrued interest receivable	139	226
Decrease in accrued interest payable	(301)	(419)
Mortgage loans originated for sale	(10,192)	(18,882)
Proceeds from sales of loans originated for sale	9,344	25,383
Decrease in other assets	581	861
Increase in other liabilities	1,984	734

Net Cash Provided by Operating Activities	10,628	17,505

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	18,600	7,223
Proceeds from maturities of investment securities available for sale	13,747	33,202
Proceeds from sales of investment securities available for sale	1,862	—
Purchase of investment securities held to maturity	—	(53,689)
Purchase of investment securities available for sale	(7,765)	(6,875)
Net increase in loans	(39,363)	(11,741)
Redemption of restricted investment in bank stocks	1,622	1,129
Investment in low-income housing partnerships	—	(249)
Purchase of bank-owned life insurance	(4,605)	(140)
Capital expenditures	(1,924)	(1,433)
Proceeds from sale of low-income housing partnerships	219	—
Proceeds from sale of foreclosed real estate	966	2,967

Net Cash Used in Investing Activities	(16,641)	(29,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	14,685	10,813
Net increase (decrease) in time certificates of deposits and interest bearing deposits	8,684	(25,758)
Net increase in short-term borrowings	4,772	10,115
Dividends paid	(3,419)	(3,404)
Common stock issued	381	364
Proceeds from long-term borrowings	10,000	2,000
Repayments on long-term borrowings	(23,198)	(14,187)

Net Cash Provided by (Used in) Financing Activities	11,905	(20,057)

Net Increase (Decrease) in Cash and Cash Equivalents	5,892	(32,158)

CASH AND CASH EQUIVALENTS — BEGINNING	18,116	51,385

CASH AND CASH EQUIVALENTS — ENDING	$24,008	$19,227

Interest paid	$3,019	$3,505
Income taxes paid	$1,600	$2,225
Loans transferred to foreclosed assets held for resale	$850	$501

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2013 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 7, 2014. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of September 30, 2014, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 5,998,925 and 5,973,418 weighted average shares of common stock outstanding for the nine months ended September 30, 2014 and 2013, respectively, and 6,006,321 and 5,981,936 for the three months ended September 30, 2014 and 2013, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit (income) cost related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Service cost	$172	$194	$516	$582
Interest cost	259	223	777	669
Expected return on plan assets	(578)	(489)	(1,734)	(1,467)
Amortization of net loss	5	163	16	489
Amortization of prior service cost	10	10	30	30

Net Periodic Benefit (Income) Cost	$(132)	$101	$(395)	$303

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2013, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2014. As of September 30, 2014, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 368 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $5,742,000 in standby letters of credit as of September 30, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2014, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Income (Loss)
BALANCE — SEPTEMBER 30, 2014	$2,658	$(2,435)	$223
BALANCE — DECEMBER 31, 2013	$2,572	$(2,466)	$106
BALANCE — SEPTEMBER 30, 2013	$3,019	$(5,483)	$(2,464)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2014 and 2013, is as follows:

In thousands	Banking	Insurance	Total
2014
Net interest income and other income from external customers	$30,370	$3,856	$34,226
Income before income taxes	9,566	629	10,195
Total assets	1,058,774	8,757	1,067,531
Capital expenditures	1,924	—	1,924

2013
Net interest income and other income from external customers	$30,786	$3,302	$34,088
Income before income taxes	8,470	499	8,969
Total assets	1,024,946	9,584	1,034,530
Capital expenditures	1,426	7	1,433

Segment information for the three month periods ended September 30, 2014 and 2013, is as follows:

In thousands	Banking	Insurance	Total
2014
Net interest income and other income from external customers	$10,141	$1,254	$11,395
Income before income taxes	3,269	147	3,416
Total assets	1,058,774	8,757	1,067,531
Capital expenditures	918	—	918

2013
Net interest income and other income from external customers	$10,343	$788	$11,131
Income before income taxes	2,813	122	2,935
Total assets	1,024,946	9,584	1,034,530
Capital expenditures	734	—	734

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

Amortized cost and fair value of securities at September 30, 2014, and December 31, 2013, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2014
U.S. Government and agencies	$19,007	$399	$—	$19,406
Mortgage-backed securities, residential	49,762	2,137	16	51,883
State and municipal	37,599	1,300	17	38,882
Corporate bonds	10,002	132	—	10,134
CRA mutual fund	1,044	5	—	1,049
Stock in other banks	627	83	—	710
	$118,041	$4,056	$33	$122,064

DECEMBER 31, 2013
U.S. Government and agencies	$21,094	$557	$—	$21,651
Mortgage-backed securities, residential	51,541	2,322	123	53,740
State and municipal	40,780	1,117	375	41,522
Corporate bonds	11,004	192	31	11,165
CRA mutual fund	1,044	—	11	1,033
Stock in other banks	627	245	—	872
	$126,090	$4,433	$540	$129,983

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2014
U.S. Government and agencies	$24,502	$—	$460	$24,042
Mortgage-backed securities, residential	50,905	100	709	50,296
	$75,407	$100	$1,169	$74,338
DECEMBER 31, 2013
U.S. Government and agencies	$37,528	$142	$923	$36,747
Mortgage-backed securities, residential	56,845	40	1,550	55,335
	$94,373	$182	$2,473	$92,082

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014, and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2014
Mortgage-backed securities, residential	$3,790	$11	$792	$5	$4,582	$16
State and municipal	—	—	2,454	17	2,454	17
	$3,790	$11	$3,246	$22	$7,036	$33

DECEMBER 31, 2013
Mortgage-backed securities, residential	$6,944	$123	$—	$—	$6,944	$123
State and municipal	11,107	340	1,070	35	12,177	375
Corporate bond	4,969	31	—	—	4,969	31
CRA mutual fund	1,033	11	—	—	1,033	11
	$24,053	$505	$1,070	$35	$25,123	$540

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2014
U.S. Government and agencies	$—	$—	$24,042	$460	$24,042	$460
Mortgage-backed securities, residential	10,133	32	24,963	677	35,096	709
	$10,133	$32	$49,005	$1,137	$59,138	$1,169

DECEMBER 31, 2013
U.S. Government and agencies	$22,710	$812	$2,889	$111	$25,599	$923
Mortgage-backed security, residential	45,891	1,446	1,755	104	47,646	1,550
	$68,601	$2,258	$4,644	$215	$73,245	$2,473

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2014, four available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. Two of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2014, six available for sale state and municipal bonds had unrealized losses that individually did not exceed 2% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2014, sixteen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2014, twenty-five held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 4% of amortized cost. Eighteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2014, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2014, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$9,549	$9,671	$—	$—
Over 1 year through 5 years	29,593	30,650	17,049	16,779
Over 5 years through 10 years	25,250	25,793	7,453	7,263
Over 10 years	2,216	2,308	—	—
Mortgage-backed securities, residential	49,762	51,883	50,905	50,296
CRA mutual fund	1,044	1,049	—	—
Stock in other banks	627	710	—	—
	$118,041	$122,064	$75,407	$74,338

The Corporation realized $2,000 in gross gains and $0 in gross losses on sales of securities available for sale during the three month period ended September 30, 2014. The Corporation realized gross gains of $54,000 and $0 in gross losses on sales of securities available for sale during the nine month period ended September 30, 2014.

At September 30, 2014, and December 31, 2013, securities with a carrying value of $130,885,000 and $139,966,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2014, and December 31, 2013:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2014
Commercial and industrial	$59,818	$2,364	$3,723	$—	$65,905
Commercial real estate	221,647	27,465	15,501	—	264,613
Commercial real estate construction	7,675	3,360	582	—	11,617
Residential mortgage	348,149	4,571	2,055	—	354,775
Home equity lines of credit	53,190	777	35	—	54,002
Consumer	15,429	—	—	—	15,429
	$705,908	$38,537	$21,896	$—	$766,341

DECEMBER 31, 2013
Commercial and industrial	$53,316	$2,364	$3,537	$—	$59,217
Commercial real estate	193,162	29,655	16,369	—	239,186
Commercial real estate construction	5,123	5,018	1,055	—	11,196
Residential mortgage	344,847	2,551	3,611	—	351,009
Home equity lines of credit	53,021	608	223	—	53,852
Consumer	14,188	—	—	—	14,188
	$663,657	$40,196	$24,795	$—	$728,648

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2014, and December 31, 2013:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2014
Commercial and industrial	$—	$—	$—	$1,785	$2,900
Commercial real estate	—	—	—	10,472	10,671
Commercial real estate construction	—	—	—	368	642
Residential mortgage	238	275	42	830	1,056
	$238	$275	$42	$13,455	$15,269

DECEMBER 31, 2013
Commercial and industrial	$—	$—	$—	$1,574	$2,688
Commercial real estate	—	—	—	11,197	11,758
Commercial real estate construction	—	—	—	788	1,062
Residential mortgage	1,478	1,478	201	675	712
	$1,478	$1,478	$201	$14,234	$16,220

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2014 and 2013:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2014
Commercial and industrial	$—	$—	$1,048	$2
Commercial real estate	—	—	10,468	58
Commercial real estate construction	—	—	539	—
Residential mortgage	601	—	578	4
	$601	$—	$12,633	$64

SEPTEMBER 30, 2013
Commercial and industrial	$—	$—	$183	$—
Commercial real estate	228	—	11,997	107
Commercial real estate construction	4,168	34	788	—
Residential mortgage	1,170	—	999	2
	$5,566	$34	$13,967	$109

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2014 and 2013:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2014
Commercial and industrial	$—	$—	$1,256	$2
Commercial real estate	180	—	10,475	388
Commercial real estate construction	—	—	663	—
Residential mortgage	1,111	9	513	12
	$1,291	$9	$12,907	$402

SEPTEMBER 30, 2013
Commercial and industrial	$73	$—	$189	$—
Commercial real estate	232	—	11,133	466
Commercial real estate construction	3,430	169	821	—
Residential mortgage	935	—	967	8
	$4,670	$169	$13,110	$474

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2014, and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Commercial and industrial	$1,785	$1,574
Commercial real estate	3,757	4,363
Commercial real estate construction	368	788
Residential mortgage	772	1,848
	$6,682	$8,573

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of September 30, 2014, and December 31, 2013:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
SEPTEMBER 30, 2014
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$68
Commercial real estate	1,021	1,021	569
Commercial real estate construction	1,548	1,541	274
Total nonaccruing troubled debt restructurings	3,059	3,047	911
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,715
Residential mortgage	336	336	296
Total accruing troubled debt restructurings	7,454	7,506	7,011
Total Troubled Debt Restructurings	$10,513	$10,553	$7,922
DECEMBER 31, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$142
Commercial real estate	1,021	1,021	634
Commercial real estate construction	1,548	1,541	694
Residential mortgage	566	566	566
Total nonaccruing troubled debt restructurings	3,625	3,613	2,036
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,834
Residential mortgage	336	336	305
Total accruing troubled debt restructurings	7,454	7,506	7,139
Total Troubled Debt Restructurings	$11,079	$11,119	$9,175

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. During the three and nine months ended September 30, 2014, there were no defaulted troubled debt restructured loans. One troubled debt restructured loan paid in full during the second quarter of 2014. During the three and nine months ended September 30, 2013, one troubled debt restructured loan defaulted in the amount of $237,000 and was transferred to foreclosed assets held for resale. All other troubled debt restructured loans were current as of September 30, 2014, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010 and modified during 2013, three were negotiated during 2012, and one was negotiated during 2013.

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

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
THREE MONTHS ENDED SEPTEMBER 30, 2014
Troubled debt restructurings	—	$—	$—	$—

NINE MONTHS ENDED SEPTEMBER 30, 2014
Troubled debt restructurings	—	$—	$—	$—

THREE MONTHS ENDED SEPTEMBER 30, 2013
Troubled debt restructurings	—	$—	$—	$—

NINE MONTHS ENDED SEPTEMBER 30, 2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,559

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014, and December 31, 2013:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2014
Commercial and industrial	$17	$—	$1,785	$1,802	$64,103	$65,905	$—
Commercial real estate	564	1,328	2,036	3,928	260,685	264,613	33
Commercial real estate construction	—	—	368	368	11,249	11,617	—
Residential mortgage	306	1,007	2,578	3,891	350,884	354,775	1,832
Home equity lines of credit	214	—	100	314	53,688	54,002	100
Consumer	20	—	2	22	15,407	15,429	2
	$1,121	$2,335	$6,869	$10,325	$756,016	$766,341	$1,967

DECEMBER 31, 2013
Commercial and industrial	$55	$13	$152	$220	$58,997	$59,217	$3
Commercial real estate	857	552	1,964	3,373	235,813	239,186	—
Commercial real estate construction	—	—	788	788	10,408	11,196	—
Residential mortgage	4,728	795	3,148	8,671	342,338	351,009	1,900
Home equity lines of credit	260	36	14	310	53,542	53,852	14
Consumer	22	15	9	46	14,142	14,188	9
	$5,922	$1,411	$6,075	$13,408	$715,240	$728,648	$1,926

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2014
Allowance for Loan Losses
Beginning balance - July 1, 2014	$1,964	$5,462	$225	$3,929	$529	$998	$2,656	$15,763
Charge-offs	(31)	—	—	(362)	—	(5)	—	(398)
Recoveries	2	—	—	51	—	3	—	56
Provisions	(4)	210	2	165	6	(2)	(377)	—
Ending balance - September 30, 2014	$1,931	$5,672	$227	$3,783	$535	$994	$2,279	$15,421

Beginning balance - January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(88)	(111)	—	(535)	(121)	(45)	—	(900)
Recoveries	14	—	—	58	—	8	—	80
Provisions	90	(36)	(20)	247	119	84	(334)	150
Ending balance - September 30, 2014	$1,931	$5,672	$227	$3,783	$535	$994	$2,279	$15,421
Ending balance: individually evaluated for impairment	$—	$—	$—	$42	$—	$—	$—	$42
Ending balance: collectively evaluated for impairment	$1,931	$5,672	$227	$3,741	$535	$994	$2,279	$15,379

Loans Receivable
Ending balance	$65,905	$264,613	$11,617	$354,775	$54,002	$15,429	$—	$766,341
Ending balance: individually evaluated for impairment	$1,785	$10,472	$368	$1,068	$—	$—	$—	$13,693
Ending balance: collectively evaluated for impairment	$64,120	$254,141	$11,249	$353,707	$54,002	$15,429	$—	$752,648

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2013
Allowance for Loan Losses
Beginning Balance - July 1, 2013	$1,470	$5,852	$1,542	$4,149	$531	$826	$2,869	$17,239
Charge-offs	(41)	(396)	—	(133)	—	(29)	—	(599)
Recoveries	5	—	—	1	—	1	—	7
Provisions	346	934	(462)	87	7	85	(847)	150
Ending balance - September 30, 2013	$1,780	$6,390	$1,080	$4,104	$538	$883	$2,022	$16,797

Beginning Balance - January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(133)	(540)	—	(729)	—	(158)	—	(1,560)
Recoveries	226	—	—	2	—	4	—	232
Provisions	180	354	562	1,110	21	404	(1,331)	1,300
Ending balance - September 30, 2013	$1,780	$6,390	$1,080	$4,104	$538	$883	$2,022	$16,797
Ending balance: individually evaluated for impairment	$—	$455	$906	$404	$—	$—	$—	$1,765
Ending balance: collectively evaluated for impairment	$1,780	$5,935	$174	$3,700	$538	$883	$2,022	$15,032

Loans Receivable
Ending balance	$54,850	$239,326	$12,683	$343,388	$53,462	$14,339	$—	$718,048
Ending balance: individually evaluated for impairment	$179	$11,862	$4,599	$2,214	$—	$—	$—	$18,854
Ending balance: collectively evaluated for impairment	$54,671	$227,464	$8,084	$341,174	$53,462	$14,339	$—	$699,194

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2013
Allowance for Loan Losses
Ending balance	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Ending balance: individually evaluated for impairment	$—	$—	$—	$201	$—	$—	$—	$201
Ending balance: collectively evaluated for impairment	$1,915	$5,819	$247	$3,812	$537	$947	$2,613	$15,890

Loans Receivable
Ending balance	$59,217	$239,186	$11,196	$351,009	$53,852	$14,188	$—	$728,648
Ending balance: individually evaluated for impairment	$1,574	$11,197	$788	$2,153	$—	$—	$—	$15,712
Ending balance: collectively evaluated for impairment	$57,643	$227,989	$10,408	$348,856	$53,852	$14,188	$—	$712,936

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at September 30, 2014, and December 31, 2013, are as follows:

		September 30, 2014
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$19,406	$—	$19,406	$—
Mortgage-backed securities, residential		51,883	—	51,883	—
State and municipal		38,882	—	38,882	—
Corporate bonds		10,134	—	10,134	—
CRA mutual fund		1,049	1,049	—	—
Stock in other banks		710	710	—	—
Total securities available for sale	Recurring	$122,064	$1,759	$120,305	$—
Impaired loans	Nonrecurring	$5,385	$—	$—	$5,385
Foreclosed assets held for resale	Nonrecurring	$171	$—	$—	$171

		December 31, 2013
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,651	$—	$21,651	$—
Mortgage-backed securities, residential		53,740	—	53,740	—
State and municipal		41,522	—	41,522	—
Corporate bonds		11,165	—	11,165	—
CRA mutual fund		1,033	1,033	—	—
Stock in other banks		872	872	—	—
Total securities available for sale	Recurring	$129,983	$1,905	$128,078	$—
Impaired loans	Nonrecurring	$6,887	$—	$—	$6,887
Foreclosed assets held for resale	Nonrecurring	$413	$—	$—	$413

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2014
Impaired loans	$5,385	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$171	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(18)%

December 31, 2013
Impaired loans	$6,887	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$413	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(35)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at September 30, 2014, and December 31, 2013:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2014, and December 31, 2013:

	September 30, 2014
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,338	$14,338	$6,361	$7,977	$—
Interest-bearing deposits in banks	9,670	9,670	9,670	—	—
Investment securities available for sale	122,064	122,064	1,759	120,305	—
Investment securities held to maturity	75,407	74,338	—	74,338	—
Loans held for sale	1,482	1,482	—	1,482	—
Loans, less allowance for loan losses	750,920	762,293	—	—	762,293
Accrued interest receivable	2,888	2,888	—	2,888	—
Restricted investment in bank stocks	5,239	5,239	—	5,239	—

Financial liabilities:
Deposits	824,012	824,325	—	824,325	—
Short-term borrowings	53,824	53,824	—	53,824	—
Long-term borrowings	69,505	70,943	—	70,943	—
Accrued interest payable	380	380	—	380	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,963	$13,963	$7,755	$6,208	$—
Interest-bearing deposits in banks	4,153	4,153	4,153	—	—
Investment securities available for sale	129,983	129,983	1,905	128,078	—
Investment securities held to maturity	94,373	92,082	—	92,082	—
Loans held for sale	496	496	—	496	—
Loans, less allowance for loan losses	712,557	724,937	—	—	724,937
Accrued interest receivable	3,027	3,027	—	3,027	—
Restricted investment in bank stocks	6,861	6,861	—	6,861	—

Financial liabilities:
Deposits	800,643	801,063	—	801,063	—
Short-term borrowings	49,052	49,052	—	49,052	—
Long-term borrowings	82,703	84,558	—	84,558	—
Accrued interest payable	681	681	—	681	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2014, and December 31, 2013:

			Gross Amounts	Net Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2014
Repurchase agreements
Commercial customers and government entities	(a)	$53,824	$—	$53,824	$(53,824)	$—	$—

December 31, 2013
Repurchase agreements
Commercial customers and government entities	(a)	$42,252	$—	$42,252	$(42,252)	$—	$—

(a) As of September 30, 2014, and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $57,450,000 and $60,823,000, respectively.

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

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this Update are effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP.

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

ASU 2014-14

In August 2014, the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

The ASU is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted, if the entity has already adopted ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Transition methods include a prospective method and a modified retrospective method; however, entities must apply the same transition method as elected under ASU 2014-04.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the nine months ended September 30, 2014. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2014, compared to quarter ended September 30, 2013

Executive Summary

Net income for the three months ended September 30, 2014, was $2,624,000, compared to $2,308,000 for the same quarter in 2013, an increase of $316,000 or 13.7%. Earnings per share was $0.44 in 2014 and $0.39 in 2013. The Corporation does not report diluted earnings per share, because the Corporation does not have dilutive securities. Net interest income increased $181,000, or 2.2%, as increases in total interest income were added to decreases in total interest expense. Provision for loan losses decreased $150,000, or 100.0%, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 2.01% at September 30, 2014. Other income increased $83,000, or 2.9%, due primarily to higher revenue from the insurance subsidiary, offsetting lower deposit account fees. Other expenses decreased $67,000, or 0.8%, due in part to higher costs to dispose of foreclosed assets held for resale in the third quarter of 2013.

Net Interest Income

Net interest income totaled $8,465,000 for the quarter ended September 30, 2014, compared to $8,284,000 for the same period in 2013, an increase of $181,000 or 2.2%. Net interest income increased due to an increase in interest income added to a decrease in interest expense. Interest income increased $156,000, or 1.7%, due to changing the mix of earning assets to more lending in the Corporation’s marketplace with funding from paydowns in the investment portfolio. In addition, a decrease in interest expense resulted from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. More lending was a result of a concerted effort to offset the recent year trend of interest income decreases due to slow economic activity and declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities as paydowns were not reinvested due to continued low market rates as a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2014; even with increased loan demand there exists ample ability to borrow at low rates for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and payoff existing loans and economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the third quarter of 2014, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $25,000, or 2.7%. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the SEC on March 7, 2014. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2014 was 3.36% compared to 3.34% during the same period in 2013. Also comparing the third quarter of 2014 to 2013, the yield on interest earning assets increased by less than 0.01% and the cost of interest bearing liabilities decreased by 0.02%. The net interest margin was 3.44% for the third quarter of 2014 and 3.42% for the third quarter of 2013. The net interest margin increase was mainly a result of an improved mix of loans in earning assets offsetting the continued decline in the yield on assets to a greater degree than the decline in funding rates (due to funding rates approaching practical floors on deposits as described above).

Average earning assets were $978,813,000 during the third quarter of 2014, an increase of $16,203,000 from the average for the third quarter of 2013. Average interest bearing liabilities were $802,501,000 in the third quarter of 2014, an increase of $7,325,000 from the same quarter in 2013.

Provision for Loan Losses

The provision for loan losses was $0 in the third quarter of 2014 compared to $150,000 in the third quarter of 2013, a decrease of $150,000 or 100.0%. The decrease was a result of analysis of the adequacy of the allowance for loan losses calculation. As a result of management’s analysis based on independent appraisals, adequate collateralization exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2014, the Corporation had net charge-offs of $342,000, as compared to net charge-offs of $592,000 for the third quarter of 2013.

Other Income

Total other income was $2,930,000 for the three months ended September 30, 2014, up $83,000, or 2.9%, from the third quarter of 2013. Fees from deposit accounts decreased by $46,000, or 7.7%, due to decreased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 4.0% to $391,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $337,000 for the three months ended September 30, 2014, as compared to $333,000 for the third quarter of 2013, a 1.2% increase as a result of lower estate fee income, which is inherently sporadic in nature, offset by higher fee volume from increased assets under management. Earnings on bank-owned life insurance increased by $35,000, or 14.2%, as a result of the purchase of additional policies in 2014. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $45,000, or 4.2%, to $1,124,000 due to higher personal lines revenue offsetting nonrenewal of a select number of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the first half of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other income in the quarter ended September 30, 2014, was up by $28,000, or 12.9%, to $245,000 due to increased (but still historically low) fees related to sales of residential mortgages, which continues to reflect industry-wide low refinancing activity.

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

Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. At the last test, commissions from insurance sales were up, although RIG’s stand alone net income decreased because of startup costs of a new business line and earned incentive payments. The testing for potential impairment involved methods that include both current and projected income amounts, and the fair value remained above the carrying value as of the annual impairment test date. Therefore, the results of the annual evaluations to date have determined that there is no impairment of goodwill, including the most recent testing at October 1, 2014 (which is currently in process of being completed by a third party and evaluated by management). However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $230,000, or 5.1%, when comparing the third quarter of 2014 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                  increases from merit-based pay increases and performance-based incentive accruals for employees;

•                  staffing a new office opened in July 2014 in Chambersburg, Franklin County, Pennsylvania;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  health insurance, covering a substantial portion of employees, which increased due to rates and participation;

•                  increased costs associated with benefit plans other than the qualified pension plan; all partially offset by,

•                  decreased defined benefit pension expense, which was down by $233,000, when comparing the three months ended September 30, 2014, to September 30, 2013, resulting from higher investment performance in 2013 (which affects subsequent year expense) and an increase in the discount rate which lowered the future pension obligations at the last year-end valuation.

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates, but was substantially higher at the last year-end valuation. Since that time, this rate has returned to a lower level which if in effect at year-end will materially increase pension expense.The Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan and no inactive or former plan participant shall be eligible to again participate in the plan. The ACNB plan has maintained a well-funded status.

Net occupancy expense increased by $7,000, or 1.5%, mostly due to new depreciation on additional facilities. Equipment expense increased by $4,000, or 0.6%, as a result of new depreciation on additional technology assets.

Professional services expense totaled $158,000 for the third quarter of 2014, as compared to $232,000 for the same period in 2013, a decrease of $74,000 or 31.9%. This category includes expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $69,000, or 85.2%, higher in the third quarter of 2014, as compared to the same period of 2013. Marketing expense varies with the timing and amount of budgeted advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the increase in 2014 was also related to the opening of the new retail banking office location.

Foreclosed assets held for resale consist of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $135,000 and $503,000 for the quarters ended September 30, 2014 and 2013, respectively. The higher cost in the third quarter of 2013 was primarily due to sale at a loss of one commercial property that had also incurred considerable expenses in prior periods during a protracted legal process to gain possession during which significant damage occurred. Otherwise, the expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2014 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $15,000, or 7.5%, due to varying rates on a state shareholders’ equity-based tax. Supplies and postage expense increased by 22.8% in part due to variation in postage refills. Other operating expenses increased by $57,000, or 7.0%, in the third quarter of 2014, as compared to the third quarter of 2013. Increases included higher costs for electronic delivery channels, telecommunications, and corporate governance, as well as other normal variations in various categories. The expense of reimbursing debit card customers for improper charges to their accounts, resulting from various merchant database breaches, added approximately $60,000 to other expenses in the third quarter of 2014. These third-party breaches also cause additional card supply and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants causing the breaches. The debit card electronic delivery channel is valued by customers and provides material revenue to the Corporation.

Provision for Income Taxes

The Corporation recognized income taxes of $792,000, or 23.2% of pretax income, during the third quarter of 2014, as compared to $627,000, or 21.4% of pretax income, during the same period in 2013. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Some tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments, while a limited amount were sold to reduce the chance of credit risk. The income tax provision during both the third quarters ended September 30, 2014 and 2013, included low-income housing tax credits of $169,000 and $170,000, respectively.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

Executive Summary

Net income for the nine months ended September 30, 2014, was $7,827,000, compared to $7,048,000 for the same nine months in 2013, an increase of $779,000 or 11.1%. Earnings per share was $1.30 in 2014 and $1.18 in 2013. The Corporation does not report diluted earnings per share, because the Corporation does not have dilutive securities. Net interest income increased $146,000, or 0.6%, as decreases in total interest income were more than matched by decreases in total interest expense. Provision for loan losses decreased $1,150,000, or 88.5%, based on the adequacy analysis of the allowance for loan losses at the end of each period. The allowance for loan losses stood at 2.01% of total loans as of September 30, 2014. Other income decreased $8,000, or 0.1%, due primarily to lower deposit account fees and lower fees from mortgage sales, mostly offset by higher revenue from the insurance subsidiary and the fiduciary activities. Other expenses increased $62,000, or 0.3%, due primarily to a variety of offsetting changes in various expenses.

Net Interest Income

Net interest income totaled $25,302,000 for the nine months ended September 30, 2014, compared to $25,156,000 for the same period in 2013, an increase of $146,000 or 0.6%. Net interest income increased due to a decline in interest income to a lesser degree than the decrease in interest expense, both resulting from reductions in market rates associated with the continued low interest rates maintained by the Federal Reserve Bank and the general interest rate environment. Interest income decreased $222,000, or 0.8%, despite the nonrecurring collection of $238,000 of all interest due on the paid-off loans that had been classified as nonaccrual status because of delinquency in prior years. Otherwise, the net decrease was due to declines in the Federal Funds Target Rate and other market driver rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income will continue to decrease as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. In addition, interest income was lower as a result of investment securities paydowns that were reinvested at much lower market rates that were prevailing at the time of reinvestment due to uneven domestic and international economic conditions, compounded by Federal Reserve Bank buying activities referred to as Quantitative Easing which is currently winding down. A lower portion of earning assets have been left in short-term, low-rate money market type accounts during the first nine months of 2014, because of increased loan demand and stable ability to borrow for liquidity needs. The effects of lower rates were offset by increased lending volume and mix in earning assets in the third quarter of 2014. Increased lending is contingent on actions of competitors also striving to increase lending and economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the Federal Home Loan Bank (FHLB), and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first nine months of 2014, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense decreased $368,000, or 11.9%. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed with the SEC on March 7, 2014. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2014 and 2013 was 3.42% and 3.41%, respectively. Also comparing the first nine months of 2014 to 2013, the yield on interest earning assets and the cost of interest bearing liabilities each decreased by 0.06%. The net interest margin was 3.49% (3.46% without the one-time interest recoveries) for the first nine months of 2014 and 3.50% for the same period in 2013. The net interest margin decline was mainly a result of the rate of decline in the yield on assets decreasing to a greater degree than the decline in funding rates due to funding rates approaching practical floors on deposits as described above.

Average earning assets were $970,000,000 during the first nine months of 2014, an increase of $6,035,000 from the average for the first nine months of 2013. Average interest bearing liabilities were $802,869,000 in the first nine months of 2014, a decrease of $357,000 from the same nine months in 2013.

Provision for Loan Losses

The provision for loan losses was $150,000 in the first nine months of 2014 compared to $1,300,000 in the first nine months of 2013, a decrease of $1,150,000 or 88.5%. The decrease was a result of analysis of the adequacy of the allowance for loan losses calculation. More specifically, nonaccrual loans decreased 13.9% and the remaining substandard loans decreased by 30.4%. As a result of management’s analysis based on independent appraisals, adequate collateralization exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2014, the Corporation had net charge-offs of $820,000, as compared to net charge-offs of $1,328,000 for the first nine months of 2013.

Other Income

Total other income was $8,924,000 for the nine months ended September 30, 2014, down $8,000, or 0.1%, from the first nine months of 2013. Fees from deposit accounts decreased by $134,000, or 8.0%, due to decreased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 9.4% to $1,150,000 due to higher volume. The current increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $1,074,000 for the nine months ended September 30, 2014, as compared to $976,000 for the nine months ended September 30, 2013, a 10.0% increase as a result of more estate fee income, which is inherently sporadic in nature, and higher fee volume from increased assets under management. Earnings on bank-owned life insurance increased by $84,000, or 11.3%, as a result of the purchase of additional policies in 2014. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $112,000, or 3.1%, to $3,721,000 due to higher contingency commission payments and personal lines revenue offsetting nonrenewal of a select number of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the first half of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other fee income not discussed above was down by $321,000, or 36.8%, to $552,000 for the nine months ended September 30, 2014, due to decreased fees related to sales of residential mortgages reflecting a nationwide trend of decreased refinancing activity.

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

Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Recent changes to accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. At the last test, commissions from insurance sales were up, although RIG’s stand alone net income decreased because of startup costs of a new business line and earned incentive payments. The testing for potential impairment involved methods that include both current and projected income amounts, and the fair value remained above the carrying value as of the annual impairment test date. Therefore, the results of the annual evaluations to date have determined that there is no impairment of goodwill, including the most recent testing at October 1, 2014 (which is currently in process of being completed by a third party and evaluated by management). However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $327,000, or 2.3%, when comparing the first nine months of 2014 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                  increases from merit-based pay increases and performance-based incentive accruals for employees;

•                  staffing a new office opened in July 2014 in Chambersburg, Franklin County, Pennsylvania;

•                  increased payroll taxes including higher unemployment tax assessments;

•                  health insurance, covering a substantial portion of employees, which increased due to rates and participation;

•                  increased costs associated with benefit plans other than the qualified pension plan; all partially offset by,

•                  decreased defined benefit pension expense, which was down by $698,000, when comparing the nine months ended September 30, 2014, to September 30, 2013, resulting from higher investment performance in 2013 (which affects subsequent year expense) and an increase in the discount rate which lowered the future pension obligations at the last year-end valuation.

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates, but was substantially higher at the last year-end valuation. Since that time, the discount rate has returned to a lower level which if in effect at year-end will materially increase pension expense. The Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the plan and no inactive or former plan participant shall be eligible to again participate in the plan. The ACNB plan has maintained a well-funded status.

Net occupancy expense increased by $73,000, or 5.0%, mostly due to higher weather-related costs in the first quarter of 2014. Equipment expense decreased by $126,000, or 5.8%, as a result of the budgeted replacement of outdated technology devices expensed in 2013, causing that year to be increased.

Professional services expense totaled $732,000 during the first nine months of 2014, as compared to $667,000 for the same period in 2013, an increase of $65,000 or 9.7%. The increase was due to higher expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters in connection with problem loans.

Marketing and corporate relations expenses were $158,000, or 53.9%, higher in the first nine months of 2014, as compared to the same period of 2013. Marketing expense varies with the timing and amount of advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products and services. In 2014, a redesigned website was launched resulting in higher costs related to online channel production and maintenance.

Foreclosed assets held for resale consist of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $252,000 and $410,000 for the nine months ended September 30, 2014 and 2013, respectively. The expense in 2014 was primarily due to transfer costs including unpaid taxes for additional properties acquired in 2014. The higher cost in 2013 was primarily due to sale at a loss of one commercial property that had also incurred considerable expenses in prior periods during a protracted legal process to gain possession during which significant damage occurred. Otherwise, the expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2014 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $114,000, or 17.0%, due to varying rates on a state shareholders’ equity-based tax. Supplies and postage expense decreased by 3.2% in part due to variation in timing of postage machine refills. Other operating expenses decreased by $145,000, or 5.9%, in the first nine months of 2014, as compared to the first nine months of 2013. The decreases included a one-time reduction of $272,000 associated with closing out a low-income housing project. Further activity in closing out another low-income housing project is expected to offset this one-time reduction later in 2014. Increases included higher costs for electronic delivery channels and telecommunications, as well as normal variations in a number of categories. The expense of reimbursing debit card customers for improper charges to their accounts, resulting from various merchant database breaches, added approximately $100,000 to other loss expenses in 2014. These third-party breaches also cause additional card supply and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants causing the breaches. The debit card electronic delivery channel is valued by customers and provides material revenue to the Corporation.

Provision for Income Taxes

The Corporation recognized income taxes of $2,368,000, or 23.2% of pretax income, during the first nine months of 2014, as compared to $1,921,000, or 21.4% of pretax income, during the same period in 2013. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Some tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments, while a limited amount were sold to reduce the chance of credit risk. The income tax provision during the nine months ended September 30, 2014 and 2013, included low-income housing tax credits of $507,000 and $509,000, respectively.

FINANCIAL CONDITION

Assets totaled $1,067,531,000 at September 30, 2014, compared to $1,046,047,000 at December 31, 2013, and $1,034,530,000 at September 30, 2013. Average earning assets during the nine months ended September 30, 2014, increased to $970,000,000 from $964,000,000 during the same period in 2013. Average interest bearing liabilities increased in 2014 to $803,000,000 from $801,000,000 in 2013, while average non-interest bearing deposits increased by $8,125,000.

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

At September 30, 2014, the securities balance included a net unrealized gain on available for sale securities of $2,658,000, net of taxes, on amortized cost of $118,041,000 versus a net unrealized gain of $2,572,000, net of taxes, on amortized cost of $126,090,000 at December 31, 2013, and a net unrealized gain of $3,019,000, net of taxes, on amortized cost of $130,592,000 at September 30, 2013. The increase in fair value of securities during 2014 was the result of a decrease in the U.S. Treasury yield curve and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. More specifically, comments by the Federal Reserve Chairman in late second quarter of 2013 caused a sharp spike in market rates which, in turn, lowered the value of most securities already owned at that time; since then, market rates have fluctuated and at the end of the third quarter 2014 were down. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption offset the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates in the yield curve despite fair values being volatile on any given day in all periods presented.

At September 30, 2014, the securities balance included held to maturity securities with an amortized cost of $75,407,000 and a fair value of $74,338,000, as compared to an amortized cost of $94,373,000 and a fair value of $92,082,000 at December 31, 2013, and an amortized cost of $96,255,000 and a fair value of $94,667,000 at September 30, 2013. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because of prevailing low interest rates at purchase. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. Some are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $48,293,000, or 6.7%, from September 30, 2013, to September 30, 2014, and increased by $37,693,000, or 5.2%, from December 31, 2013, to September 30, 2014. The year-over-year increase in loan volume was the result of determined efforts to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing elsewhere for different rates or terms. More payoffs are anticipated in the remainder of 2014 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first nine months of 2014, commercial purpose loans increased, while local market portfolio residential mortgages increased at a lower growth rate. Commercial purpose segments increased $32,536,000, or 10.5%, as compared to December 31, 2013. These loans are spread among diverse categories that include commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $3,916,000, or 1.0%, as compared to December 31, 2013. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $408,777,000 total in residential mortgage loans at September 30, 2014, $84,758,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens,property values deteriorate or rates increase sharply.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $114,431,000, or 14.9% of total loans, at September 30, 2014. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Corporation-specific and industry-wide hesitancy to release reserves too quickly at this time as the Corporation believes that additional losses are probable. The Corporation has determined that the amount of provision in 2014 and the resulting allowance at September 30, 2014, are appropriate given the continuing level of risk in the loan portfolio.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for year-to-date September 30, 2014, was $1,150,000 less than the provision for year-to-date September 30, 2013. More specifically, even though total loans increased, provision expense decreased because of the decrease in substandard loans, as well as the fact that most impaired credits were, in the opinion of management, adequately collateralized. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense and is consistent with recent improving credit quality in the loan portfolio.

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

The allowance for loan losses at September 30, 2014, was $15,421,000, or 2.01% of loans, as compared to $16,797,000, or 2.34% of loans, at September 30, 2013, and $16,091,000, or 2.21% of loans, at December 31, 2013.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013
Beginning balance - January 1	$16,091	$16,825	$16,825
Provisions charged to operations	150	1,450	1,300
Recoveries on charged-off loans	80	243	232
Loans charged-off	(900)	(2,427)	(1,560)
Ending balance	$15,421	$16,091	$16,797

Loans past due 90 days and still accruing were $1,967,000 and nonaccrual loans were $6,682,000 as of September 30, 2014. $911,000 of the nonaccrual balance at September 30, 2014, was in troubled debt restructured loans. $7,011,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,696,000 at September 30, 2013, while nonaccruals were $7,765,000. $1,520,000 of the nonaccrual balance at September 30, 2013, was in troubled debt restructured loans. $7,278,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,926,000 at December 31, 2013, while nonaccruals were $8,573,000. $2,036,000 of the nonaccrual balance at December 31, 2013, was in troubled debt restructured loans. $7,139,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at September 30, 2014, September 30, 2013, and December 31, 2013, were approximately $8,203,000, $10,767,000 and $9,083,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2014, as compared to December 31, 2013, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2014
Residential real estate developments	2	$368	$—	$—	In market	2006 - 2010
Owner occupied commercial real estate and construction	15	3,757	—	160	In market	1995 - 2012
Investment/rental commercial real estate	4	772	42	332	In market	2003 - 2011
Commercial and industrial	3	1,785	—	—	In market	2006 - 2007
Total	24	$6,682	$42	$492

December 31, 2013
Residential real estate developments	3	$1,010	$—	$214	In market	2006 - 2009
Owner occupied commercial real estate	17	6,439	101	109	In market	1995 - 2011
Investment/rental commercial real estate	4	975	100	634	In market	1998 - 2011
Commercial and industrial	2	149	—	22	In market	2007 - 2008
Total	26	$8,573	$201	$979

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

Included in residential real estate developments at September 30, 2014, the Corporation had one impaired and nonaccrual loan of $274,000 to finance a project in the Corporation’s primary trading area of southcentral Pennsylvania. The loan has standard terms and conditions, including repayment from the sales of the respective properties and no interest reserves, and was originated during the first half of 2006. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan including providing additional collateral and more targeted marketing of the property. This loan was charged-down by $274,000 in the first quarter of 2011 due to declines in fair value, and subsequently additional paydowns were made by the borrower from sales of collateral. Because of the 2011 write-down and subsequent principal repayment, there was no specific valuation allowance on this loan at September 30, 2014. One smaller residential real estate development loan, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral’s current fair value. Another smaller residential real estate development relationship, added in 2013 after the borrower filed Chapter 13 bankruptcy, was not fully supported by the collateral’s fair value because of a dispute on a prior lien. The relationship totaled $436,000 prior to charge-offs of $214,000 taken in 2013 on confirmed losses based on new appraisals. Title to one parcel was obtained in the first quarter of 2014, and the fair value less costs to sell amount of $160,000 was reclassified as foreclosed assets held for resale and subsequently sold. The respective allowances, write-downs, and charge-offs were derived by estimating the cash flow from the sale of the property given the respective stage of completion.

Owner occupied commercial real estate and construction at September 30, 2014, includes 15 unrelated loan relationships, all of which but a loan relationship for farmland have balances of less than $605,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The farmland relationship with an outstanding balance of $856,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing. Based on recent appraisals, the loan appears to be adequately collateralized and principal payments are being made. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures. A credit with a balance of $562,000 and specific allocation of $79,000 was settled with a payoff and a $49,000 charge-off in the second quarter of 2014. A first quarter 2014 specific allocation of $111,000 was charged off in the second quarter on an unrelated $361,000 loan after the Corporation accepted a third-party sale. Two unrelated credits were added in the second and third quarters of 2014 totaling $717,000; neither has a specific allocation due to the value of collateral.

Investment/rental commercial real estate at September 30, 2014, includes four unrelated loan relationships totaling $772,000, of which one loan was approximately $508,000, for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. The $508,000 credit was added in the first quarter of 2013 and had a specific allocation and subsequent partial charge-off of $226,000 in the third quarter of 2014 after an interim partial charge-off of $101,000 in 2013. All of these loans were originated between 2003 and 2011. The loans were each affected by the lack of borrower cash flow to continue to service the debt and, in some cases, by increased real estate taxes levied by local government units. The plan is to enter foreclosure proceedings and subsequently marketing the real estate if ongoing workout efforts are not successful. Two smaller unrelated credits had specific allocations totaling $42,000 based on shortfalls in estimated fair values. Another relationship previously had a $7,000 specific allocation on a $134,000 balance, but $72,000 was charged off on moving to foreclosed properties in the second quarter 2014 due to hidden damage.

Included in impaired commercial and industrial loans at September 30, 2014, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,716,000. This loan was moved to nonaccrual in the third quarter of 2014 after becoming delinquent with no indication of when payments would resume. The loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. A fully-disbursed line of credit, originated in the second quarter of 2007 for a start-up enterprise in the food industry in southcentral Pennsylvania, totaled $67,000 with no specific valuation allowance at September 30, 2014, which is net of a $1,000,000 charge-off taken in 2008 and an additional charge-off of $529,000 in 2011. In the third quarter of 2011, the borrower entered into an addendum to a prior delinquent forbearance agreement with all required principal forbearance payments made by the borrower to date. This loan, with standard terms and conditions including repayment from conversion of trade assets, continues in default and in nonaccrual status. One participation loan was added to the impaired category in the fourth quarter of 2013 and had an outstanding participation balance of $0 at September 30, 2014, after receipt of $1,485,000 in payments in 2014 from liquidation of collateral.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $1,688,000 for 12 properties to unrelated borrowers at September 30, 2014, compared to $1,762,000 for nine unrelated properties at December 31, 2013. The decrease in the carrying value was due to asset values of six properties that were added, less three sold, in 2014, another six unrelated properties were both added and sold in 2014. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2014; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $824,012,000 as of September 30, 2014. Deposits increased by $4,781,000, or 0.6%, from September 30, 2013, to September 30, 2014, and increased by $23,369,000, or 2.9%, from December 31, 2013, to September 30, 2014. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. Despite the overall increase since 2013, a decrease was experienced in certificate of deposit (CD) balances as market-priced CD products were not attractive compared to alternative investments such as equity securities. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2014, short-term borrowings were $53,824,000, as compared to $49,052,000 at December 31, 2013, and $57,418,000 at September 30, 2013. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2013, repurchase agreement balances were up $11,572,000, or 27.4%, due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were $0 and $6,800,000 in short-term FHLB borrowings at September 30, 2014, and December 31, 2013, respectively. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist primarily of longer-term advances from the FHLB that contribute to a more balanced net repricing position; in addition, this category includes a loan from a commercial bank to fund the purchase of RIG with a remaining balance of $1,505,000. Long-term borrowings totaled $69,505,000 at September 30, 2014, versus $82,703,000 at December 31, 2013, and $47,767,000 at September 30, 2013. The Corporation increased long-term borrowings from September 30, 2013, to fund loan demand that was in excess of the amount available from deposits. Additionally, laddered FHLB fixed-rate term advances were taken in the fourth quarter of 2013 and in 2014 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” position in relationship to its risk exposure. Total stockholders’ equity was $111,708,000 at September 30, 2014, compared to $106,802,000 at December 31, 2013, and $103,020,000 at September 30, 2013. Stockholders’ equity increased in the first nine months of 2014 by $4,906,000 due in part to $4,408,000 in earnings retained in capital and a $117,000 increase in accumulated other comprehensive income primarily as a result of appreciation in the fair value of the investment portfolio. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2014, ACNB earned $7,827,000 and paid dividends of $3,419,000 for a dividend payout ratio of 43.7%. During the first nine months of 2013, ACNB earned $7,048,000 and paid dividends of $3,404,000 for a dividend payout ratio of 48.3%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2014, 20,018 shares were issued under this plan with proceeds in the amount of $381,000. Year-to-date September 30, 2013, 21,293 shares were issued under this plan with proceeds in the amount of $364,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2014, and December 31, 2013, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2014	December 31, 2013	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.94%	8.76%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.81%	12.99%	6.00%
Total risk-based capital ratio	14.07%	14.26%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2014, ACNB’s banking subsidiary had a borrowing capacity of approximately $440,680,000 from the FHLB, of which $372,680,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $262,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $53,824,000 and $42,252,000 at September 30, 2014, and December 31, 2013, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2014, the Corporation had unfunded outstanding commitments to extend credit of approximately $224,789,000 and outstanding standby letters of credit of approximately $5,742,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2014, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2013. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended September 30, 2014. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2014, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2014, there were no issued or outstanding shares of preferred stock.

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

ACNB CORPORATION (Registrant)

Date:	October 31, 2014	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)