Form 10-K
period 2014-12-31
ACNB CORP
filed 2015-03-06
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2014, was approximately $113,225,680.

         The number of shares of the registrant's common stock outstanding on March 6, 2015, was 6,015,650.

         Documents Incorporated by Reference

         Portions of the registrant's 2015 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; slow economic conditions; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of ACNB's brand and protect ACNB's intellectual property rights; continued relationships with major customers; and, potential impacts to ACNB from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $1.1 billion financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with twenty retail banking offices in Adams, Cumberland, Franklin and York Counties, Pennsylvania, as well as one loan production office in York County, Pennsylvania, as of December 31, 2014. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

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

        Beginning in 2007, RIG acquired additional books of business and acquired Marks Insurance & Associates, Inc. Details regarding these acquisitions are included in the Notes to Consolidated Financial Statements, Note R—"Acquisitions".

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

        ACNB's major source of operating funds is dividends that it receives from its subsidiaries. ACNB's expenses consist principally of losses from low-income housing investments and interest paid on a term loan used to purchase RIG. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

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

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2014, ACNB Bank had total assets of $1,077,000,000, total gross loans of $799,000,000, total deposits of $851,000,000, and total equity capital of $92,000,000.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2014, the Bank had thirteen branches in Adams County, four branches in York County, one branch in Cumberland County, and one branch in Franklin County, as well as a loan production office in York County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

        Commercial lending includes commercial mortgages, real estate development and construction loans, accounts receivable and inventory financing, and agricultural and governmental loans. Consumer lending programs include home equity loans and lines of credit, automobile and recreational vehicle loans, manufactured housing loans, and personal lines of credit. Mortgage lending programs include personal residential mortgages, residential construction loans, and investment mortgage loans.

        A trust is a legal fiduciary agreement whereby the ACNB Bank Trust Department is named as trustee of financial assets. As trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another part of the Trust Department business. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $165,000,000 at December 31, 2014.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        In January 2005, ACNB Corporation acquired Russell Insurance Group, Inc. (RIG), a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. With the acquisition of Marks Insurance & Associates, Inc. as of December 31, 2008, RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2014, were $11,262,000.

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

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc., Westminster, Maryland. ACNB Bank serves its marketplace via a network of twenty retail banking offices located throughout Adams County, Pennsylvania, as well as in Dillsburg, Hanover and Spring Grove, York County, Pennsylvania, in Newville, Cumberland County, Pennsylvania, and in Chambersburg, Franklin County, Pennsylvania. In addition, the Bank operates a loan office in York, York County, Pennsylvania. Russell Insurance Group, Inc. offers a broad range of commercial and personal insurance lines with licenses in 36 states, including Pennsylvania and Maryland, through offices in Westminster, Carroll County, and Germantown, Montgomery County, Maryland. Accordingly, ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA, along with all of Adams County, Pennsylvania, and parts of Franklin County, Pennsylvania. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the bank's market recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet. There are 80 publicly-traded banks in Pennsylvania, 20 have higher market share than ACNB. In addition, there are 18 thrift institutions and numerous credit unions in Pennsylvania, some with higher market share. Banks, thrifts, credit unions, and other financial service providers in northern Maryland are also competition.

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

Deposit Insurance

        Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

        ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE—Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages", which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages and, as a result, generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are "higher-priced" (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation's lending activities and the Corporation's statements of income and condition are uncertain at this time; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation's business.

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

	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0%*
Undercapitalized	<8.0%	<4.0%	<4.0%*
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%

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

While the JOBS Act was not expected to have any immediate application to the Corporation, and since 2012 has had no material impact, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

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

ACCOUNTING POLICY DISCLOSURE

        Disclosure of the Corporation's significant accounting policies is included in Note A—"Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses which is located in Note D—"Loans" in the Notes to Consolidated Financial Statements.

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

        Upon a shareholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com and click on "ACNB Corporation".

EMPLOYEES

        As of December 31, 2014, ACNB had 297 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2014, approximately 45% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

THE BASEL III CAPITAL REQUIREMENTS MAY REQUIRE ACNB TO MAINTAIN HIGHER LEVELS OF CAPITAL, WHICH COULD REDUCE ACNB'S PROFITABILITY.

        Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If ACNB and the subsidiary bank are required to maintain higher levels of capital, ACNB and the subsidiary bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to ACNB and the subsidiary bank and adversely impact ACNB's financial condition and results of operations.

THE CORPORATION'S OPERATIONS OF ITS BUSINESS, INCLUDING ITS TRANSACTIONS WITH CUSTOMERS, ARE INCREASINGLY DONE VIA ELECTRONIC MEANS, AND THIS HAS INCREASED ITS RISKS RELATED TO CYBERSECURITY.

        The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In addition, the Corporation is exposed to cyber-attacks on vendors and merchants that affect the Corporation and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems. While ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support ACNB's business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

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

ACNB'S ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON DIVIDENDS FROM ITS BANKING SUBSIDIARY, WHICH ARE SUBJECT TO REGULATORY LIMITS AND THE BANKING SUBSIDIARY PERFORMANCE.

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

THE EARNINGS OF FINANCIAL SERVICES COMPANIES ARE SIGNIFICANTLY AFFECTED BY GENERAL BUSINESS AND ECONOMIC CONDITIONS.

        ACNB's operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which ACNB operates, all of which are beyond ACNB's control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for ACNB's products and services, among other things, any of which could have a material adverse impact on ACNB's financial condition and results of operations.

        The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives in the United States and elsewhere, including Dodd-Frank and regulations promulgated to implement it.

        Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and the impact of Dodd-Frank may not be known for many months or years.

        While much of how the Dodd-Frank and other financial industry reforms will change ACNB's current business operations depends on the specific regulatory reforms and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on the entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which ACNB does business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which ACNB will be able to adjust its businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, ACNB believes compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit ACNB's ability to pursue certain business opportunities.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because the Corporation would no longer have the benefit of their skills, knowledge of ACNB's market, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President, Secretary & Chief Governance Officer; Executive Vice President, Treasurer & Chief Financial Officer; the Executive Vice President of Banking Services of ACNB Bank; and, the President & Chief Executive Officer of Russell Insurance Group, Inc.

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

        Like other financial holding companies and financial institutions, ACNB must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, ACNB is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports. While ACNB has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

        ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is an other-than-temporary impairment. If ACNB determines that the decline is an other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings for credit related impairment. Non-credit related reductions in the value of a security do not require a write down of the value through earnings unless ACNB intends to, or is required to, sell the security. Changes in the expected cash flows related to the credit related piece of the investment of a security in ACNB's investment portfolio or a prolonged price decline may result in ACNB's conclusion in future periods that an impairment is other than temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other than temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

ACNB'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY.

        ACNB relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in

ACNB's customer relationship management, general ledger, deposit, loan and other systems. While ACNB has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of ACNB's information systems could damage ACNB's reputation, adversely affecting customer or investor confidence, result in a loss of customer business, subject ACNB to additional regulatory scrutiny and possible regulatory penalties, or expose ACNB to civil litigation and possible financial liability, any of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB'S BUSINESS.

        The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on ACNB's ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, ACNB could be materially adversely affected. Third parties with which ACNB does business could also be sources of operational risk to ACNB, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish ACNB's ability to operate one or more of the Corporation's businesses, or result in potential liability to clients, reputational damage, and regulatory intervention, any of which could materially adversely affect ACNB. Such events could affect the stability of ACNB's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair ACNB's liquidity, cause significant property damage, result in loss of revenue, and/or cause ACNB to incur additional expenses.

        ACNB may be subject to disruptions or failures of the financial, accounting, network and other information processing systems arising from events that are wholly or partially beyond ACNB's control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, disease pandemics, damage to property or physical assets, or terrorist acts. ACNB has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. ACNB also reviews and evaluates the business continuity plans of critical third-party service providers. While ACNB believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to ACNB's reputation, and loss or liability to the Corporation.

FUTURE CREDIT DOWNGRADES OF THE UNITED STATES GOVERNMENT DUE TO ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT ACNB.

        As a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which ACNB invests and receives lines of credit on negative watch and a downgrade of the United States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB's financial condition and results of operations.

ACNB'S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.

        Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and adversely impacted its Deposit Insurance Fund. Additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB's financial condition and results of operations.

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

THE INCREASING USE OF SOCIAL MEDIA PLATFORMS PRESENTS NEW RISKS AND CHALLENGES AND THE INABILITY OR FAILURE TO RECOGNIZE, RESPOND TO, AND EFFECTIVELY MANAGE THE ACCELERATED IMPACT OF SOCIAL MEDIA COULD MATERIALLY ADVERSELY IMPACT ACNB'S BUSINESS.

        There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to ACNB's business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to ACNB's interests and/or may be inaccurate. The dissemination of information online could harm ACNB's business, prospects, financial condition, and results of operations, regardless of the information's accuracy. The harm may be immediate without affording ACNB an opportunity for redress or correction.

        Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about ACNB's business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by ACNB's customers or employees could result in negative consequences including remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage ACNB's reputation adversely affecting customer or investor confidence.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of nineteen offices at December 31, 2014. Thirteen retail banking offices are located in Adams County, one is located in Cumberland County, one is located in Franklin County, and four are located in York County, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania. Bank offices at sixteen locations are owned, while five are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. During 2014, RIG had two leased offices located in Carroll County and Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2014, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2014 and 2013, there were 20,000,000 shares of common stock authorized, 6,078,250 and 6,053,911 shares issued, respectively, and 6,015,650 and 5,991,311 shares outstanding, respectively. As of December 31, 2014, ACNB had approximately 2,323 stockholders of record. At December 31, 2014 and 2013, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Notes J—"Regulatory Restrictions on Dividends" and N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2014, there were no shares of common stock granted as restricted stock awards to either employees or directors. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2014, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2014, there were 87,307 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2014, 2013 or 2012.

        The following table reflects the quarterly high and low prices of ACNB's common stock and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2014:
First Quarter	$19.50	$18.00	$0.19
Second Quarter	19.99	18.37	0.19
Third Quarter	19.87	18.69	0.19
Fourth Quarter	21.83	19.08	0.20
2013:
First Quarter	$17.00	$16.01	$0.19
Second Quarter	17.00	16.26	0.19
Third Quarter	17.74	16.57	0.19
Fourth Quarter	18.49	16.65	0.19

        The Corporation has added the Mid-Atlantic Custom Peer Group—Asset $700M-$2B to the performance graph below, which management believes better represents the Corporation's performance versus other financial institutions of similar size.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ACNB Corporation	100.00	127.81	118.59	145.88	170.15	213.16
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
Mid-Atlantic Custom Peer Group—Asset <$1B*	100.00	109.29	109.02	127.18	150.66	164.62
Mid-Atlantic Custom Peer Group—Asset $700M-$2B**	100.00	107.68	98.18	120.40	154.40	170.44

*
Mid-Atlantic Custom Peer Group—Asset <$1B consists of Mid-Atlantic commercial banks with assets less than $1B as of September 30, 2014, and indicated below. Source: SNL Financial LC, Charlottesville, VA

**
Mid-Atlantic Custom Peer Group—Asset $700M-$2B consists of Mid-Atlantic commercial banks with assets between $700M to $2B as of September 30, 2014, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Mid-Atlantic Custom Peer Group—Asset <$1B

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Cherry Hill	NJ	Harford Bank	Aberdeen	MD
1st Constitution Bancorp	Cranbury	NJ	Harmony Bank	Jackson	NJ
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Harvest Community Bank	Pennsville	NJ
Absecon Bancorp	Absecon	NJ	Highlands Bancorp, Inc.	Vernon	NJ
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	Honat Bancorp, Inc.	Honesdale	PA
American Bank Incorporated	Allentown	PA	Hopewell Valley Community Bank	Pennington	NJ
Apollo Bancorp, Inc.	Apollo	PA	Howard Bancorp, Inc.	Ellicott City	MD
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	IBW Financial Corporation	Washington	DC
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Integrity Bancshares, Inc.	Camp Hill	PA
Bank of Akron	Akron	NY	Jeffersonville Bancorp	Jeffersonville	NY
Bay Bancorp, Inc.	Lutherville	MD	Jonestown Bank and Trust Co.	Jonestown	PA
Berkshire Bancorp, Inc.	New York	NY	JTNB Bancorp, Inc.	Jim Thorpe	PA
Brunswick Bancorp	New Brunswick	NJ	Juniata Valley Financial Corp.	Mifflintown	PA
Bucks County Bank	Doylestown	PA	Kinderhook Bank Corporation	Kinderhook	NY
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	Kish Bancorp, Inc.	Belleville	PA
Carroll Bancorp, Inc.	Sykesville	MD	Landmark Bancorp, Inc.	Pittston	PA
CB Financial Services, Inc.	Carmichaels	PA	Liberty Bell Bank	Marlton	NJ
CBT Financial Corporation	Clearfield	PA	Lyons Bancorp, Inc.	Lyons	NY
CCFNB Bancorp, Inc.	Bloomsburg	PA	Manor Bank	Manor	PA
Citizens Financial Services, Inc.	Mansfield	PA	Marlin Business Services Corp.	Mount Laurel	NJ
Citizens National Bank of Meyersdale	Meyersdale	PA	Mars National Bancorp, Inc.	Mars	PA
Clarion County Community Bank	Clarion	PA	Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
Colonial American Bank	Middletown	NJ	Mercersburg Financial Corporation	Mercersburg	PA
Commercial National Financial Corporation	Latrobe	PA	Mid Penn Bancorp, Inc.	Millersburg	PA
Community Bank of Bergen County, NJ	Maywood	NJ	Mifflinburg Bancorp, Inc.	Mifflinburg	PA
Community First Bank	Somerset	NJ	MNB Corporation	Bangor	PA
Community National Bank	Melville	NY	Muncy Bank Financial, Inc.	Muncy	PA
County First Bank	La Plata	MD	National Bank of Coxsackie	Coxsackie	NY
Damascus Community Bank	Damascus	MD	National Capital Bank of Washington	Washington	DC
Delhi Bank Corp.	Delhi	NY	Neffs Bancorp, Inc.	Neffs	PA
Delmar Bancorp	Salisbury	MD	New Jersey Community Bank	Freehold	NJ
Dimeco, Inc.	Honesdale	PA	New Millennium Bank	New Brunswick	NJ
DNB Financial Corporation	Downingtown	PA	New Tripoli Bancorp, Inc.	New Tripoli	PA
Elmer Bancorp, Inc.	Elmer	NJ	Northumberland Bancorp	Northumberland	PA
Elmira Savings Bank	Elmira	NY	Norwood Financial Corp.	Honesdale	PA
Embassy Bancorp, Inc.	Bethlehem	PA	Orange County Bancorp, Inc.	Middletown	NY
Emclaire Financial Corp.	Emlenton	PA	Parke Bancorp, Inc.	Sewell	NJ
Empire Bancorp, Inc.	Islandia	NY	Peoples Bancorp, Inc.	Chestertown	MD
ENB Financial Corp	Ephrata	PA	Peoples Limited	Wyalusing	PA
Enterprise National Bank N.J.	Kenilworth	NJ	PSB Holding Corporation	Preston	MD
ES Bancshares, Inc.	Newburgh	NY	Putnam County National Bank of Carmel	Carmel	NY
Evans Bancorp, Inc.	Hamburg	NY	QNB Corp.	Quakertown	PA
Farmers and Merchants Bank	Upperco	MD	Riverview Financial Corporation	Halifax	PA
Fidelity D & D Bancorp, Inc.	Dunmore	PA	Royal Bancshares of Pennsylvania, Inc.	Bala Cynwyd	PA
First American International Corp.	Brooklyn	NY	Scottdale Bank & Trust Company	Scottdale	PA
First Bank	Hamilton	NJ	Shore Community Bank	Toms River	NJ
First Keystone Corporation	Berwick	PA	Solvay Bank Corporation	Solvay	NY
First National Bank of Groton	Groton	NY	Somerset Trust Holding Company	Somerset	PA
First National Community Bancorp, Inc.	Dunmore	PA	Steuben Trust Corporation	Hornell	NY
First Resource Bank	Exton	PA	Stewardship Financial Corporation	Midland Park	NJ
Fleetwood Bank Corporation	Fleetwood	PA	Sussex Bancorp	Rockaway	NJ
FNB Bancorp, Inc.	Newtown	PA	Turbotville National Bancorp, Inc.	Turbotville	PA
FNBM Financial Corporation	Minersville	PA	Two River Bancorp	Tinton Falls	NJ
FNBPA Bancorp, Inc.	Port Allegany	PA	UNB Corporation	Mount Carmel	PA
Frederick County Bancorp, Inc.	Frederick	MD	Unity Bancorp, Inc.	Clinton	NJ
Glen Burnie Bancorp	Glen Burnie	MD	VSB Bancorp, Inc.	Staten Island	NY
GNB Financial Services, Inc.	Gratz	PA	West Milton Bancorp, Inc.	West Milton	PA
Greater Hudson Bank, National Association	Middletown	NY	Woodlands Financial Service Company	Williamsport	PA
Hamlin Bank and Trust Company	Smethport	PA	York Traditions Bank	York	PA

Mid-Atlantic Custom Peer Group—Asset $700M-$2B

Company	City	State	Company	City	State
1st Constitution Bancorp	Cranbury	NJ	FNB Bancorp, Inc.	Newtown	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Franklin Financial Services Corporation	Chambersburg	PA
ACNB Corporation	Gettysburg	PA	Integrity Bancshares, Inc.	Camp Hill	PA
Adirondack Trust Company	Saratoga Springs	NY	Lyons Bancorp, Inc.	Lyons	NY
AmeriServ Financial, Inc.	Johnstown	PA	Marlin Business Services Corp.	Mount Laurel	NJ
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Mid Penn Bancorp, Inc.	Millersburg	PA
Bank of Utica	Utica	NY	Norwood Financial Corp.	Honesdale	PA
BCB Bancorp, Inc.	Bayonne	NJ	Old Line Bancshares, Inc.	Bowie	MD
Berkshire Bancorp, Inc.	New York	NY	Orange County Bancorp, Inc.	Middletown	NY
Chemung Financial Corporation	Elmira	NY	Orrstown Financial Services, Inc.	Shippensburg	PA
Citizens & Northern Corporation	Wellsboro	PA	Parke Bancorp, Inc.	Sewell	NJ
Citizens Financial Services, Inc.	Mansfield	PA	Penns Woods Bancorp, Inc.	Williamsport	PA
Codorus Valley Bancorp, Inc.	York	PA	Peoples Financial Services Corp.	Scranton	PA
Community Financial Corporation	Waldorf	MD	QNB Corp.	Quakertown	PA
Community National Bank	Melville	NY	Republic First Bancorp, Inc.	Philadelphia	PA
Embassy Bancorp, Inc.	Bethlehem	PA	Royal Bancshares of Pennsylvania, Inc.	Bala Cynwyd	PA
ENB Financial Corp	Ephrata	PA	Shore Bancshares, Inc.	Easton	MD
Evans Bancorp, Inc.	Hamburg	NY	Solvay Bank Corporation	Solvay	NY
First Keystone Corporation	Berwick	PA	Somerset Trust Holding Company	Somerset	PA
First National Community Bancorp, Inc.	Dunmore	PA	Suffolk Bancorp	Riverhead	NY
First United Corporation	Oakland	MD	Two River Bancorp	Tinton Falls	NJ
			Unity Bancorp, Inc.	Clinton	NJ

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2014	2013	2012	2011	2010
INCOME STATEMENT DATA
Interest income	$37,526	$37,601	$40,439	$41,832	$44,640
Interest expense	3,646	3,989	6,095	7,462	9,623

Net interest income	33,880	33,612	34,344	34,370	35,017
Provision for loan losses	150	1,450	4,675	5,435	6,410

Net interest income after provision for loan losses	33,730	32,162	29,669	28,935	28,607
Other income	11,904	11,703	11,867	11,737	12,172
Other expenses	32,264	32,015	30,331	30,016	30,303

Income before income taxes	13,370	11,850	11,205	10,656	10,476
Provision for income taxes	3,080	2,535	2,319	2,154	2,057

Net income	$10,290	$9,315	$8,886	$8,502	$8,419

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,089,808	$1,046,047	$1,049,995	$1,004,823	$968,667
Securities	$191,346	$224,356	$215,949	$219,259	$200,774
Loans, net	$784,100	$712,557	$691,311	$678,986	$650,039
Deposits	$844,876	$800,643	$834,176	$782,795	$746,526
Borrowings	$126,636	$131,755	$107,257	$117,153	$120,585
Stockholders' equity	$110,022	$106,802	$101,264	$97,474	$93,754
COMMON SHARE DATA
Earnings per share—basic	$1.71	$1.56	$1.49	$1.43	$1.42
Cash dividends declared	$0.77	$0.76	$0.76	$0.76	$0.76
Book value per share	$18.29	$17.83	$16.98	$16.39	$15.81
Weighted average number of common shares	6,002,240	5,976,960	5,953,723	5,936,030	5,928,343
Dividend payout ratio	44.92%	48.76%	50.91%	53.15%	53.52%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.97%	0.90%	0.86%	0.85%	0.86%
Return on average equity	9.32%	9.00%	8.91%	8.80%	9.15%
Average stockholders' equity to average assets	10.43%	9.95%	9.61%	9.72%	9.40%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	1.04%	1.44%	1.00%	2.02%	2.35%
Net charge-offs to average loans outstanding	0.14%	0.31%	0.48%	0.77%	0.47%
Allowance for loan losses to total loans	1.90%	2.21%	2.38%	2.23%	2.29%
Allowance for loan losses to non-performing loans	183.15%	153.26%	237.04%	110.29%	97.43%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2014. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable under the circumstances, because it allows the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2014 continued to be challenging for financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering wage stagnation, and slow uneven growth. ACNB continued to be profitable and well capitalized despite the aftershocks of the unprecedented challenge to the United States economy in recent years past. Lower provision for loan losses offset increased expenses resulting in increased net income of $10,290,000, or $1.71 per share, in 2014, compared to $9,315,000, or $1.56 per share, in 2013 and $8,886,000, or $1.49 per share, in 2012. Returns on average equity were 9.32%, 9.00% and 8.91% in 2014, 2013 and 2012, respectively.

        Because funding costs were near practical floors, they could not be decreased at the same increments as earning asset decreases; therefore, the Corporation's net interest margin decreased to 3.47% in 2014, compared to 3.48% and 3.56% in 2013 and 2012, respectively. Net interest income was $33,880,000 in 2014, as compared to $33,612,000 in 2013 and $34,344,000 in 2012.

        Other income was $11,904,000, $11,703,000 and $11,867,000 in 2014, 2013 and 2012, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which increased by 3.6% in 2014 to $4,839,000, boosted by higher contingent commissions and stable commercial insurance volume despite the continued weak economic conditions. In 2014, a $62,000 gain was recognized on sold or called investments compared to net gains of $0 in 2013 and $7,000 in 2012. Income from fiduciary activities totaled $1,418,000 for 2014, as compared to $1,299,000 for 2013 and $1,224,000 for 2012. Trust fiduciary income increased from increased estate settlements and new account relationships. Service charges on deposit accounts decreased 5.7% to $2,118,000 for 2014 due to changes in customer behaviors, while revenue from ATM and debit card transactions increased 8.1% to $1,550,000 due to higher volume.

        Other expenses increased to $32,264,000, or by 0.8%, in 2014, as compared to $32,015,000 in 2013. Other expenses totaled $30,331,000 in 2012. The largest component of other expenses is salaries and employee benefits, which increased 3.0% to $19,516,000 in 2014 compared to $18,950,000 in 2013, due to an increase in employees, merit increases, and the increased cost of benefits, offset by lower pension expense. Compared to 2013, occupancy expense increased 4.8% in 2014 due to harsh winter expenses and new locations, and equipment expense decreased 2.1% from temporary variance in expenditures. Professional services expense increased 4.6% despite lower problem loan-related legal expenses in 2014, due to higher compliance and corporate governance. Marketing and corporate relations expense increased by 48.2% due to website redesign, product specific campaigns and brand awareness activities. FDIC and regulatory expense decreased by 2.6%; however, it is still a significant expense as the result of a requirement of all FDIC-insured banks to restore and maintain the Deposit Insurance Fund due to protecting depositors' accounts. In 2014, foreclosed real estate expenses decreased $230,000 or 39.9% resulting from higher final sale losses in 2013. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2014			2013			2012
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$752,837	$32,573	4.33%	$711,841	$32,084	4.51%	$701,243	$33,990	4.85%

Taxable securities	172,698	3,647	2.11%	186,900	4,230	2.26%	178,783	4,876	2.73%
Tax-exempt securities	38,380	1,042	2.71%	41,597	1,197	2.88%	45,952	1,457	3.17%

Total Securities	211,078	4,689	2.22%	228,497	5,427	2.38%	224,735	6,333	2.82%
Other	13,474	264	1.96%	25,107	90	0.36%	37,907	116	0.31%

Total Interest Earning Assets	977,389	37,526	3.84%	965,445	37,601	3.89%	963,885	40,439	4.20%

Cash and due from banks	12,838			13,663			13,197
Premises and equipment	15,930			14,603			14,302
Other assets	67,189			63,099			62,345
Allowance for loan losses	(15,833)			(17,072)			(15,761)

Total Assets	$1,057,513			$1,039,738			$1,037,968

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$179,903	$127	0.07%	$183,341	$140	0.08%	$165,569	$139	0.08%
Savings deposits	264,467	194	0.07%	260,093	197	0.08%	243,050	280	0.12%
Time deposits	239,000	1,489	0.62%	251,312	1,840	0.73%	282,568	3,022	1.07%

Total Interest Bearing Deposits	683,370	1,810	0.26%	694,746	2,177	0.31%	691,187	3,441	0.50%
Short-term borrowings	44,399	63	0.14%	53,184	61	0.11%	48,300	76	0.16%
Long-term borrowings	81,042	1,773	2.19%	55,311	1,751	3.17%	74,942	2,578	3.44%

Total Interest Bearing Liabilities	808,811	3,646	0.45%	803,241	3,989	0.50%	814,429	6,095	0.75%

Non-interest bearing demand deposits	134,355			126,047			116,507
Other liabilities	4,013			6,969			7,255
Stockholders' equity	110,334			103,481			99,777

Total Liabilities and Stockholders' Equity	$1,057,513			$1,039,738			$1,037,968

NET INTEREST INCOME		$33,880			$33,612			$34,344

INTEREST RATE SPREAD			3.39%			3.39%			3.45%

NET INTEREST MARGIN			3.47%			3.48%			3.56%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees of $23,000, $154,000 and $6,000 as of December 31, 2014, 2013 and 2012, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2014, 2013 and 2012. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $33,880,000 in 2014, as compared to $33,612,000 in 2013 and $34,344,000 in 2012. During 2014, net interest income increased as changes to the earning asset mix stabilized interest income while lower funding cost allowed for the overall increase. The decrease in net interest income in 2013 was due to declines in rates on earning assets exceeding the ability to decrease low deposit rates.

        The net interest margin during 2014 was 3.47% compared to 3.48% during 2013. The margin decreased due to continued decreasing earning asset yields that exceeded decreasing funding costs from lower rates on new or renewed time deposits and lower market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and has maintained it at 0% to 0.25% since that time. In addition, the Federal Reserve Bank has embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit; the result was a 0.05% decrease in funding costs in 2014. Overtaking the benefit of a lower cost of funds in 2014, however, was earning asset yields decreasing 0.05% from declines in the investment portfolio as new purchases were at lower rates, as well as declines in the loan portfolio from new originations at lower market rates and existing adjustable-rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields in 2013 were 0.31% compared to funding cost declines of 0.25%. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and the investment securities portfolio will most likely continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $977,389,000 in 2014, an increase of 1.2% from the balance of $965,445,000 in 2013, which was an increase from $963,885,000 in 2012. Loan growth represented the largest increase in average assets in 2014, 2013 and 2012, in conjunction with changes in the investment portfolio in those years to balance liquidity needs and to fund the loans. Average interest bearing liabilities were $808,811,000 in 2014, up from $803,241,000 in 2013 and down from $814,429,000 in 2012. Average non-interest bearing demand deposits increased 6.6% in 2014, continuing the upward trend from 2013 and 2012. This increase was attributed to new relationships and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were down 0.4%, while borrowings increased by 15.6% due to partially funding loan growth and to better match loan terms with Federal Home Loan Bank (FHLB) advances in 2014. Lower-cost transaction and savings deposits grew while time deposits decreased in 2014, continuing a trend started in 2008. This lower time deposit trend is attributed to depositors dissatisfied by the Federal Reserve induced low rate environment and perhaps investing in equity markets.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2014 was due to funding cost rate decreases exceeding earning asset rate decreases and volume increases. Earning asset yields declined due to new purchases at lower rates in the investment portfolio and declines in the loan portfolio from existing adjustable-rate loans resetting at lower rates and new lower-rate originations replacing loan amortizations at higher rates. In 2014, the decrease in interest expense was 4.6 times higher than the decrease in interest income. Interest expense decreased due to changes in rates for all interest bearing liability categories.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2014 versus 2013			2013 versus 2012
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$1,804	$(1,315)	$489	$507	$(2,413)	$(1,906)
Taxable securities	(310)	(273)	(583)	213	(859)	(646)
Tax-exempt securities	(90)	(65)	(155)	(132)	(128)	(260)

Total Securities	(400)	(338)	(738)	81	(987)	(906)
Other	(59)	233	174	(44)	18	(26)

Total	$1,345	$(1,420)	$(75)	$544	$(3,382)	$(2,838)

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(3)	$(10)	$(13)	$14	$(13)	$1
Savings deposits	3	(6)	(3)	18	(101)	(83)
Time deposits	(87)	(264)	(351)	(307)	(875)	(1,182)
Short-term borrowings	(11)	13	2	7	(22)	(15)
Long-term borrowings	663	(641)	22	(634)	(193)	(827)

Total	565	(908)	(343)	(902)	(1,204)	(2,106)

Change in Net Interest Income	$780	$(512)	$268	$1,446	$(2,178)	$(732)

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $150,000 in 2014, as compared to $1,450,000 in 2013 and $4,675,000 in 2012. The decrease was a result of the analysis of the adequacy of the allowance for loan losses calculation, as well as improvement in asset quality including, nonaccrual loans decreasing by 22% and all substandard loans decreasing by 5%. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2014, the Corporation had net charge-offs of $1,069,000 as compared to net charge-offs of $2,184,000 for 2013.

Other Income

        Other income was $11,904,000 for the year ended December 31, 2014, a $201,000, or 1.7%, increase from 2013. Other income was $11,703,000 for the year ended December 31, 2013, a $164,000, or 1.4%, decrease from 2012. The largest source of other income is commissions from insurance sales from RIG, which increased 3.6% to $4,839,000 in 2014, decreased 3.4% to $4,671,000 in 2013. The increase in 2014 was due to higher contingent commission payments and a stabilization of customer commission income; the 2013 decrease was due to lost customers in continued weak economic conditions and lower contingent commission payments from insurance carriers. These contingent, or extra, commissions are mostly received in March and April of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable.

        In 2014, a gain of $62,000 was recognized on sold or called securities compared to no gains or losses in 2013, and gains of $7,000 in 2012. Securities were sold in all periods to balance state and local geographic mix. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $1,418,000 for the year ended December 31, 2014, as compared to $1,299,000 for 2013 and $1,224,000 for 2012. At December 31, 2014, ACNB had total assets under administration of approximately $165,000,000, compared to $151,000,000 at the end of 2013 and $141,000,000 at the end of 2012. The variations in income were in part due to more assets under management and the result of higher estate settlement income in 2014 which varies with specific activity.

        Service charges on deposit accounts decreased 5.7% to $2,118,000, after decreasing 7.7% in 2013, based upon varying customer actions that affect the volume of fees. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 8.1% to $1,550,000 due to higher volume. The increase resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another more recent threat to this revenue source is the security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Fee income from sold mortgages decreased by $217,000, or 50.5%, to $213,000 in 2014 as new originations markedly decreased with increased interest rates in the first half of 2014. This revenue source is projected to continue at lower than normal levels in 2015 due to national and local economic trends.

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

        As noted above, commissions from insurance sales were up 3.6% in 2014, and RIG's stand alone net income increased 24.8% in 2014 compared to 2013 because of expense controls. The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of goodwill, including the testing at October 1, 2014. However, declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 0.8% to $32,264,000 for the year ended December 31, 2014. The largest component of other expenses is salaries and employee benefits, which increased 3.0% in 2014 to $19,516,000 compared to $18,950,000 in 2013, and increased $397,000, or 2.1%, from 2012 to 2013. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  staffing a new office plus other staff increases and higher skilled mix of employees necessitated by growth;

  •
  normal merit increases to employees and associated payroll taxes;

  •
  higher performance-based commissions and incentives;

  •
  higher employee benefit plan costs, including health insurance;

  •
  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

  •
  offset, in part, by decreased defined benefit pension expense due to improved prior year plan investment performance and a higher than recent years' discount rates (decreasing the liabilities for future obligations).

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the Plan and no inactive or former plan participant shall be eligible to again participate in the Plan. The Corporation's overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense will be higher in 2015 due to a lower discount rate at the latest measurement date, lower plan return in 2014, and change in mortality tables utilized. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status.

        Net occupancy expense was up 4.8% at $2,050,000 in 2014, $1,957,000 in 2013, and $1,952,000 in 2012. Equipment expense totaled $2,768,000 during 2014, as compared to $2,826,000 during 2013 and $2,537,000 during 2012. Occupancy expense was up in 2014 due to a harsh winter season and additional locations; however, equipment expense decreased in 2014 due to the budgeted replacement of outdated technology devices expensed in 2013, causing that year to be increased. Equipment expense is subject to ever increasing technology demands and the need for system upgrades for security and reliability purposes, making the decrease in expense in 2014 outside the normal increased expense trend.

        Professional services expense totaled $936,000 for 2014, as compared to $895,000 for 2013 and $825,000 for 2012. The variation in expense from year to year included varying legal costs associated corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations including the Dodd-Frank Act. Other tax expense decreased $164,000 or 18.2% in 2014 compared to 2013 due to a lower rate applied to the capital base at the Bank. Supplies and postage expense increased in 2014 compared to the prior year due to outsourcing that reduced other expense categories, otherwise 2013 decreased from the prior year due to customers' increased use of electronic channels.

        Marketing and corporate relations expense increased 48.2% during 2014 due to product promotions and image expenditures. In 2013, this expense category was 6.5% higher than in 2012 due to higher promotional and public relations expenditures.

        FDIC and regulatory expense for 2014 was $748,000, a decrease of $20,000 from $768,000 in 2013. FDIC and regulatory expense in 2012 was $843,000. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses (income) were $346,000, $576,000 and $(119,000) for the years ended December 31, 2014, 2013 and 2012, respectively. The net recovery in 2012 was on two properties that sold for more than the values after prior write-downs. The higher expense in 2013 and to a lesser extent in 2014 was a result of properties that suffered decreases in value after acquisition (requiring write-downs to fair value) during prolonged marketing cycles for these distressed properties and, in some cases, during which the debtor remained in physical possession while eviction actions were contested and finally executed. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2015 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

        Other operating expense decreased $197,000 or 5.6% in 2014 as a result of a one-time reduction of $272,000 associated with closing out two low-income housing projects. Otherwise, increases were centered in upgrades in data channels and heightened corporate governance and risk management expenditures. Other operating expense increased 8.0% in 2013 from 2012 mainly as a result of costs associated with corporate governance and communications. All periods include higher cost of the Bank's legal responsibility to reimburse customers in electronic transactions disputes even when another party is at fault.

Provision for Income Taxes

        ACNB recognized income taxes of $3,080,000, or 23.0% of pretax income, during 2014, as compared to $2,535,000, or 21.4%, during 2013 and $2,319,000, or 20.7%, during 2012. The variances from the federal statutory rate are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Some tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments, while a limited amount were sold to reduce the chance of future credit risk.

        The increasing effective tax rate during 2014, 2013, and 2012 was a result of increasing pretax income in relationship to declining tax-exempt income. Pretax income increased in each year due to revenue and expense elements described above.

        At December 31, 2014, net deferred tax assets amounted to $1,512,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates future earnings and capital gains will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2014.

FINANCIAL CONDITION

        Average earning assets increased in 2014 to $977,389,000, or by 1.2%, from $965,445,000 in 2013 following $963,885,000 in 2012. ACNB's overnight interest bearing deposits and investment portfolio decreased in 2014 on average, as less funds were allocated into liquid short-term investment due to availability of borrowing based liquidity. Investments decreased in 2014 as repayments and maturities were used to fund loan demand. Investments increased in 2013 from deposit growth. Loans increased 5.8% and 1.5% on average in 2014 and 2013, respectively. Growth in loans was funded by increased stable deposits, investment cash flow and term FHLB borrowings. Average deposits decreased less than 1.0% in 2014 to $817,725,000 from $820,793,000 in 2013 and $807,694,000 in 2012. Average borrowings increased in 2014 to $125,441,000 from $108,495,000 in 2013 and $123,242,000 in 2012. Fluctuations in borrowings are term borrowing to fund loan demand and variations in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2014 were mainly to deploy available funds into the appropriate mix of earning assets. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields were maintained at a lower level than would otherwise be the case. The mix in the securities portfolio during 2014 was changed to deploy available funds into the appropriate mix of earning assets. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2014, the securities balance included a net unrealized gain on available for sale securities of $2,570,000, net of taxes, on amortized cost of $114,106,000 versus a net unrealized gain of $2,572,000, net of taxes, on amortized cost of $126,090,000 at December 31, 2013. The change in fair value of available for sale securities during 2014 was a result of a lower amount of investments in the available for sale portfolio, offset by a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Even though Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014, events in the domestic and international economies caused interest rates to continue to contract. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption were offset the bond markets' concern about the level of U.S. debt and inflation, leading to generally higher rates on the yield curve at the end of 2013. However, fair values were volatile on any given day in 2014 and such volatility will continue.

        At December 31, 2014, the securities balance included held to maturity securities with an amortized cost of $73,346,000 and a fair value of $73,057,000, as compared to an amortized cost of $94,373,000 and a fair value of $92,082,000 at December 31, 2013. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they are not classified as available for sale because of prevailing low interest rates at purchase, therefore these securities are projected not to be practicable to sell for liquidity needs in future periods. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of Federal Home Loan Bank borrowings.

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

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2014	2013	2012
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$17,317	$21,651	$24,241
Mortgage-backed securities	53,262	53,740	80,583
State and municipal	35,445	41,522	51,804
Corporate bonds	10,083	11,165	7,286
CRA mutual fund	1,058	1,033	1,096
Stock in other banks	835	872	780

	118,000	129,983	165,790

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	24,497	37,528	30,115
Mortgage-backed securities	48,849	56,845	20,044

	73,346	94,373	50,159

TOTAL	$191,346	$224,356	$215,949

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2014. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$4,033	4.55%	$31,992	1.67%	$5,452	1.87%	$—	—%	$41,477	1.97%
Mortgage-backed securities	—	—	5,862	4.78	33,932	3.02	60,131	2.63	99,925	2.89
State and municipal	2,142	3.10	12,929	3.37	17,094	3.30	2,213	4.17	34,378	3.37
Corporate bonds	3,002	2.47	1,999	2.70	5,000	1.23	—	—	10,001	1.90
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	627	—	627	—

	$9,177	3.53%	$52,782	2.47%	$61,478	2.85%	$64,015	2.62%	$187,452	2.70%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Year over year, loans outstanding increased by $70,624,000, or 9.7%, in 2014, as compared to 2.9% growth experienced in 2013, both years demonstrating the determined efforts to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards despite the continued slow economic conditions and intense competition. The higher increase in 2014 was created by concerted efforts to produce new loans whereas several payoffs of large local and participated loans produced a lower increase in 2013. Within the portfolio, the higher growth was centered in increased commercial purpose loans/commercial construction loans, while lower growth was in local market residential mortgages. The commercial purpose segments increased $58,034,000, or 19.5%, during 2014, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, increased by $10,487,000, or 2.6%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $10,487,000 increase, $2,900,000 were residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Real estate construction loans increased in 2014, up $1,014,000, or 9.1%, as a result of some stabilization in the residential real estate market despite stricter underwriting on this loan type due to the category's credit attributes.

        The residential real estate category was higher in 2013 compared to 2012 as the result of more concentrated efforts to book consumer loans secured by real estate. In 2013, commercial lending staff concentrated in maintaining business lending outstandings despite reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$74,855	$59,217	$49,004	$56,145	$52,676
Real estate:
Commercial	281,582	239,186	243,019	236,017	225,950
Construction	12,210	11,196	19,154	22,757	26,635
Residential	415,348	404,861	381,966	363,798	345,854
Consumer	15,277	14,188	14,993	15,751	14,176

Total Loans	$799,272	$728,648	$708,136	$694,468	$665,291

        The repricing range of the loan portfolio at December 31, 2014, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$10,266	$30,723	$33,866	$74,855
Real estate:
Commercial	10,322	91,155	180,105	281,582
Construction	3,005	4,406	4,799	12,210
Residential	51,888	84,489	278,971	415,348

Total	$75,481	$210,773	$497,741	$783,995

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$14,238	$32,492	$28,125	$74,855
Real estate:
Commercial	66,142	141,785	73,655	281,582
Construction	5,391	2,026	4,793	12,210
Residential	74,118	73,513	267,717	415,348

Total	$159,889	$249,816	$374,290	$783,995

Loans with a fixed interest rate	$24,130	$51,288	$335,007	$410,425
Loans with a variable interest rate	135,759	198,528	39,283	373,570

Total	$159,889	$249,816	$374,290	$783,995

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $123,422,000, or 15.4% of total loans, at December 31, 2014. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        Although materially elevated from several years back, the unemployment rate in ACNB's market area remained below the state and national average during 2014. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2014, continued contraction in new residential real estate development/construction and general lower economic activity lingered from the recent major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2014	2013	2012	2011	2010
Nonaccrual loans, including TDRs	$6,648	$8,573	$6,327	$12,846	$14,657
Accruing loans 90 days past due	1,636	1,926	771	1,191	997

Total Non-Performing Loans	8,284	10,499	7,098	14,037	15,654

Foreclosed assets	1,617	1,762	4,247	4,437	7,859

Total Non-Performing Assets	$9,901	$12,261	$11,345	$18,474	$23,513

Total Accruing Troubled Debt Restructurings	$6,968	$7,139	$4,815	$—	$—

Ratios:
Non-performing loans to total loans	1.04%	1.44%	1.00%	2.02%	2.35%
Non-performing assets to total assets	0.91%	1.17%	1.08%	1.84%	2.43%
Allowance for loan losses to non-performing loans	183.15%	153.26%	237.04%	110.29%	97.43%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $570,000 in 2014, $704,000 in 2013, and $543,000 in 2012. The decrease in nonaccrual loans from 2013 to 2014 is discussed further below.

        Impaired loans at December 31, 2014 and 2013, totaled $13,616,000 and $15,712,000, respectively. At December 31, 2014 and 2013, $866,000 and $2,036,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $6,968,000 and $7,139,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2014 and 2013, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $302,000 and $201,000 at December 31, 2014 and 2013, respectively. The decrease in accruing troubled debt restructurings was due to payments made. The decrease in nonaccrual loans was related to customer payments made and complete payoffs exceeding new non-accrual loans added in 2014 (most with adequate real estate collateral), net of other loan amounts that were charged-off. Further discussion on nonaccrual loans is included below in a separate discussion on nonaccrual loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $9,896,000 at December 31, 2014, compared to $9,083,000 at December 31, 2013.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $1,617,000 at December 31, 2014. Seven unrelated commercial use or construction real estate properties were brought into foreclosed real estate in 2014, 2013, 2012, or 2010 with an aggregate fair value of $1,199,000. In addition, the fair value of $418,000 for foreclosed real estate at December 31, 2014, represented five residential real estate single family homes, which were taken into foreclosed real estate in 2014. All properties are being actively marketed to targeted buyers by external and internal resources. The total of $1,762,000 in foreclosed real estate at December 31, 2013, represented six commercial use or construction real estate properties, and three single family homes.

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2014 and the resulting allowance at December 31, 2014, are appropriate given the level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, although the impaired loans added in 2014 demonstrate generally low risk because of adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented probable losses at December 31, 2014.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for 2014 was $1,300,000 less than the provision for 2013. The provision for 2013 was $3,225,000 less than the provision for 2012. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense and is consistent with recent improving credit quality in the loan portfolio.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2014	2013	2012	2011	2010
Beginning balance	$16,091	$16,825	$15,482	$15,252	$11,981
Provision for loan losses	150	1,450	4,675	5,435	6,410
Loans charged-off:
Commercial, financial and agricultural	132	178	2,180	1,861	204
Real estate	121	996	955	2,550	2,049
Residential mortgage	874	1,062	551	802	810
Consumer	64	191	71	30	118

Total Loans Charged-Off	1,191	2,427	3,757	5,243	3,181

Recoveries:
Commercial, financial and agricultural	15	235	22	34	2
Real estate	—	—	399	—	—
Residential mortgage	97	4	1	2	35
Consumer	10	4	3	2	5

Total Recoveries	122	243	425	38	42

Net charge-offs	1,069	2,184	3,332	5,205	3,139

Ending balance	$15,172	$16,091	$16,825	$15,482	$15,252

Ratios:
Net charge-offs to average loans	0.14%	0.31%	0.48%	0.77%	0.47%
Allowance for loan losses to total loans	1.90%	2.21%	2.38%	2.23%	2.29%

Table 9—Allocation of the Allowance for Loan Losses

	2014		2013		2012		2011		2010
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,048	9.4%	$1,915	8.1%	$1,507	6.9%	$2,582	8.1%	$2,074	7.9%
Real estate:
Commercial	5,872	35.2	5,819	32.8	6,576	34.4	6,007	34.0	6,346	34.0
Construction	194	1.5	247	1.5	518	2.7	548	3.3	1,154	4.0
Residential	4,402	52.0	4,550	55.6	4,238	53.9	4,131	52.4	3,449	44.6
Consumer	1,050	1.9	947	2.0	633	2.1	419	2.3	520	9.5
Unallocated	1,606	N/A	2,613	N/A	3,353	N/A	1,795	N/A	1,709	N/A

Total	$15,172	100.0%	$16,091	100.0%	$16,825	100.0%	$15,482	100.0%	$15,252	100.0%

        The allowance for loan losses at December 31, 2014, was $15,172,000, or 1.90% of loans, as compared to $16,091,000, or 2.21% of loans, at December 31, 2013. The ratio of non-performing loans plus foreclosed assets to total assets was 0.91% at December 31, 2014, as compared to 1.17% at December 31, 2013.

        Loans past due 90 days and still accruing were $1,636,000 and nonaccrual loans were $6,648,000 as of December 31, 2014. Loans past due 90 days and still accruing were $1,926,000 at December 31, 2013, while nonaccruals were $8,573,000.

        Additional information on nonaccrual loans at December 31, 2014 and 2013, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2014
Commercial real estate construction	2	$368	$—	$—	In market	2006–2010
Owner occupied commercial real estate	12	3,325	—	111	In market	1995–2012
Investment/rental residential real estate	3	1,226	302	543	In market	2003–2011
Commercial and industrial	3	1,729	—	—	In market	2006–2007

Total	20	$6,648	$302	$654

December 31, 2013
Commercial real estate construction	3	$788	$—	$22	In market	2006–2009
Owner occupied commercial real estate	14	4,363	—	109	In market	1995–2011
Investment/rental residential real estate	6	1,848	201	848	In market	1998–2011
Commercial and industrial	3	1,574	—	—	In market	2007–2008

Total	26	$8,573	$201	$979

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2012 for purposes listed in the classifications in the table above.

        Included in commercial real estate construction at December 31, 2014, the Corporation had one impaired and nonaccrual loan of $274,000 to finance a project in the Corporation's primary trading area of southcentral Pennsylvania. The loan had standard terms and conditions including repayment from the sales of the respective properties and no interest reserves, and was originated during the first half of 2006. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan. The workout plan resulted in payments of $420,000 in 2014. One smaller commercial real estate construction loan, added in 2010, was reduced by collateral sales to $94,000, which is supported by the remaining collateral's current fair value.

        Owner occupied commercial real estate and construction includes 12 unrelated loan relationships, all of which but a loan relationship for farmland have balances of less than $850,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. A farmland relationship with an outstanding balance of $849,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing. Based on recent appraisals, the loan appears to be adequately collateralized and some principal payments are being made. The other loans in this category were originated between 1995 and 2010 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

        Investment/rental residential real estate includes three unrelated loan relationships totaling $1,226,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses; of which one loan was approximately $508,000, originated in 2009 with normal terms and conditions. The credit was deemed nonaccrual impaired in the first quarter of 2013 and had a specific allocation and subsequent partial charge-off to arrive at the fair value. This property will be converted to foreclosed assets held for resale in the first quarter 2015 upon receipt of legal title. One loan with a balance of $694,000 had a specific allocation of $302,000 based on appraisal less estimated costs to sell.

        Included in impaired commercial and industrial loans is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,683,000. This loan was moved to nonaccrual in the third quarter of 2014 after becoming delinquent with no indication of when regular payments would resume. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2014 compared to 2013 and 2012 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The decrease in the provision was also a result of the analysis of the adequacy of the allowance for loan losses. More specifically, nonaccrual loans decreased and provision expense decreased due to the amount of the allowance necessary in proportion to substandard loans in accordance with management's belief that adequate collateralization generally exists for substandard loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $1,617,000 at December 31, 2014, compared to $1,762,000 at December 31, 2013. The decrease was mainly due to four properties that were disposed of in 2014. Three additional commercial properties were added in 2010 through 2013 that remain unsold at December 31, 2014, with an aggregate fair value of $1,008,000. Three unrelated commercial properties totaling $191,000 and five residential properties totaling $418,000 were added in 2014 and remain unsold at December 31, 2014. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2015; however, the total amount and timing is currently not certain.

Other Assets

        Other assets decreased $562,000, or 2.7%, in 2014 compared to 2013, primarily because of a decrease in the Bank's pension plan, including the related deferred tax effect due to the change in discount rate, rate of return, and change in mortality assumptions in 2014.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits decreased 0.4%, or $3,068,000, during 2014, as compared to a 1.6% increase during 2013. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. The 2014 average deposit decrease in part was a return to more normal conditions after several years experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances while retail time deposits decreased. Year-end 2013 to year-end 2014 recorded an increase in deposits of $44,233,000, or 5.5%, most of which was in large local government non maturity and time deposits, as such funds typically are held for liquidity by those agencies or a no risk alternative to other currently low rate investments. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2014, are summarized as follows:

In thousands
Three months or less	$27,308
Over three through six months	14,451
Over six through twelve months	18,581
Over twelve months	29,341

Total	$89,681

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the Federal Home Loan Bank (FHLB). As of December 31, 2014, short-term borrowings were $45,699,000, a decrease of $3,353,000, or 6.8%, from the December 31, 2013, balance of $49,052,000. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2013, repurchase agreement balances were up due to normal fluctuations in the business activities of ACNB's commercial customer base. At December 31, 2014, there were $0 in short-term FHLB borrowings, due to daily fluctuation in deposits and loans. Long-term borrowings consist primarily of longer-term advances from the FHLB that provides term funding of loan assets and contribute to a more balanced net repricing position. In addition, such borrowings include a $1.4 million loan from a commercial bank to fund the initial purchase of RIG. Long-term borrowings totaled $80,937,000 at December 31, 2014, versus $82,703,000 at December 31, 2013. The Corporation decreased long-term borrowings 2.1% as funding for loan demand was available from other sources. Generally however, as term advances matured, new laddered FHLB fixed-rate term advances were taken in 2014 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's borrowings as of the dates indicated:

In thousands	2014	2013	2012
Short-term borrowings outstanding at end of year:
FHLB overnight advance	$—	$6,800	$—
Securities sold under repurchase agreements	45,699	42,252	47,303

Total	$45,699	$49,052	$47,303

Dollars in thousands	2014	2013	2012
Average interest rate at year-end	0.14%	0.14%	0.14%
Maximum amount outstanding at any month-end	$74,846	$76,333	$58,343
Average amount outstanding	$44,399	$53,184	$48,300
Weighted average interest rate	0.14%	0.11%	0.16%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its "well capitalized" position in relationship to its risk exposure. Total stockholders' equity was $110,022,000 at December 31, 2014, compared to $106,802,000 at December 31, 2013. Stockholders' equity increased during 2014 , a net result of earnings retained in capital during 2014, and a decrease in accumulated other comprehensive income resulting from amounts associated with the pension plan, and the change in fair value of the assets in the available for sale investment portfolio.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2014, ACNB retained $5,668,000, or 55.1%, of its net income, as compared to $4,773,000, or 51.2%, in 2013 and $4,362,000, or 49.1%, in 2012.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2014, 87,307 shares were issued under this plan with proceeds in the amount of $1,380,000. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2014 and 2013, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

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

        The Corporation has assessed the impact of these changes on the regulatory ratios of the Corporation and the banking subsidiary, as well as on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary and concluded that the new rules will not have a material negative effect.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2014	2013	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.86%	8.76%	5.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.75%	12.99%	6.00%
Total risk-based capital ratio	14.01%	14.26%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2014, ACNB could borrow approximately $456,258,000 from the FHLB of which $376,758,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $283,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $45,699,000 and $42,252,000 at December 31, 2014 and 2013, respectively.

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

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2014:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$156,329	$88,623	$6,975	$—	$251,927
Short-term borrowings	45,699	—	—	—	45,699
Long-term debt	21,281	33,110	26,546	—	80,937
Operating leases	381	403	279	317	1,380
Payments under nonqualified benefit plans(1)	100	244	282	6,323	6,949

Total	$223,790	$122,380	$34,082	$6,640	$386,892

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2014, the Corporation had unfunded outstanding commitments to extend credit of $217,837,000 and outstanding standby letters of credit of $6,072,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2014, indicate that the Corporation would expect net interest income to increase over the next twelve months by 1.35% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 5.16% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2013, exhibited similar sensitivity in a declining rate environment reflecting an interest rate environment in which larger rate declines could be expected.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2014, indicate that the net present value would increase 2.82% assuming an upward shift in market interest rates of 3.00% and increase 2.48% if rates shifted 1.00% in the same manner.

December 31, 2014		December 31, 2014
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(5.16)%	(300)	0.75%
(100)	(1.25)%	(100)	(8.44)%
—	—	—	—
100	0.35%	100	2.48%
300	1.35%	300	2.82%

December 31, 2013		December 31, 2013
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(6.19)%	(300)	(11.49)%
(100)	(1.42)%	(100)	(6.66)%
—	—	—	—
100	(0.15)%	100	(0.64)%
300	(0.30)%	300	(3.91)%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation (the "Corporation") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015, expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 6, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation

        We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows of ACNB Corporation and Subsidiaries for the year ended December 31, 2012. ACNB Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of ACNB Corporation and Subsidiaries operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania
March 15, 2013

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2014	2013
ASSETS
Cash and due from banks	$13,502	$13,963
Interest bearing deposits with banks	6,171	4,153

Total Cash and Cash Equivalents	19,673	18,116
Securities available for sale	118,000	129,983
Securities held to maturity, fair value $73,057; $92,082	73,346	94,373
Loans held for sale	1,623	496
Loans, net of allowance for loan losses $15,172; $16,091	784,100	712,557
Premises and equipment	17,725	15,991
Restricted investment in bank stocks	4,216	6,861
Investment in bank-owned life insurance	37,942	32,237
Investments in low-income housing partnerships	3,793	4,687
Goodwill	6,308	6,308
Intangible assets	1,196	1,845
Foreclosed assets held for resale	1,617	1,762
Other assets	20,269	20,831

Total Assets	$1,089,808	$1,046,047

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$144,987	$128,011
Interest bearing	699,889	672,632

Total Deposits	844,876	800,643
Short-term borrowings	45,699	49,052
Long-term borrowings	80,937	82,703
Other liabilities	8,274	6,847

Total Liabilities	979,786	939,245

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,078,250 and 6,053,911 shares issued; 6,015,650 and 5,991,311 shares outstanding	15,196	15,135
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	9,948	9,628
Retained earnings	88,329	82,661
Accumulated other comprehensive (loss) income	(2,723)	106

Total Stockholders' Equity	110,022	106,802

Total Liabilities and Stockholders' Equity	$1,089,808	$1,046,047

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2014	2013	2012
INTEREST INCOME
Loans, including fees	$32,573	$32,084	$33,990
Securities:
Taxable	3,647	4,230	4,876
Tax-exempt	1,042	1,197	1,457
Dividends	194	22	27
Other	70	68	89

Total Interest Income	37,526	37,601	40,439

INTEREST EXPENSE
Deposits	1,810	2,177	3,441
Short-term borrowings	63	61	76
Long-term borrowings	1,773	1,751	2,578

Total Interest Expense	3,646	3,989	6,095

Net Interest Income	33,880	33,612	34,344
PROVISION FOR LOAN LOSSES	150	1,450	4,675

Net Interest Income after Provision for Loan Losses	33,730	32,162	29,669

OTHER INCOME
Service charges on deposit accounts	2,118	2,246	2,433
Income from fiduciary activities	1,418	1,299	1,224
Earnings on investment in bank-owned life insurance	1,099	975	981
Gain on life insurance proceeds	—	—	63
Gains on sales or calls of securities	62	—	7
Service charges on ATM and debit card transactions	1,550	1,434	1,291
Commissions from insurance sales	4,839	4,671	4,835
Other	818	1,078	1,033

Total Other Income	11,904	11,703	11,867

OTHER EXPENSES
Salaries and employee benefits	19,516	18,950	18,553
Net occupancy	2,050	1,957	1,952
Equipment	2,768	2,826	2,537
Other tax	737	901	833
Professional services	936	895	825
Supplies and postage	602	583	634
Marketing and corporate relations	587	396	372
FDIC and regulatory	748	768	843
Intangible assets amortization	649	641	641
Foreclosed real estate expenses (income)	346	576	(119)
Other operating	3,325	3,522	3,260

Total Other Expenses	32,264	32,015	30,331

Income Before Income Taxes	13,370	11,850	11,205
PROVISION FOR INCOME TAXES	3,080	2,535	2,319

Net Income	$10,290	$9,315	$8,886

PER SHARE DATA
Basic earnings	$1.71	$1.56	$1.49

Cash dividends declared	$0.77	$0.76	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2014	2013	2012
NET INCOME	$10,290	$9,315	$8,886

OTHER COMPREHENSIVE (LOSS) INCOME
SECURITIES
Unrealized gains (losses) arising during the period, net of income taxes of $22, $(1,567), and $(197), respectively	42	(3,042)	(377)
Reclassification adjustment for net gains included in net income, net of income taxes of $(21), $0, and $(2), respectively(A)(C)	(41)	—	(5)
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $(20), $236, and $226, respectively(B)(C)	41	456	435
Unrecognized net (loss) gain, net of income taxes of $(1,478), $1,496, and $(473), respectively	(2,871)	2,904	(920)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,829)	318	(867)

TOTAL COMPREHENSIVE INCOME	$7,461	$9,633	$8,019

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2014, 2013 and 2012

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
BALANCE—January 1, 2012	$15,021	$(728)	$9,000	$73,526	$655	$97,474
Net income	—	—	—	8,886	—	8,886
Other comprehensive loss, net of taxes	—	—	—	—	(867)	(867)
Common stock shares issued (19,559 shares)	49	—	246	—	—	295
Cash dividends declared	—	—	—	(4,524)	—	(4,524)

BALANCE—December 31, 2012	15,070	(728)	9,246	77,888	(212)	101,264
Net income	—	—	—	9,315	—	9,315
Other comprehensive income, net of taxes	—	—	—	—	318	318
Common stock shares issued (25,943 shares)	65	—	382	—	—	447
Cash dividends declared	—	—	—	(4,542)	—	(4,542)

BALANCE—December 31, 2013	15,135	(728)	9,628	82,661	106	106,802
Net income	—	—	—	10,290	—	10,290
Other comprehensive loss, net of taxes	—	—	—	—	(2,829)	(2,829)
Common stock shares issued (24,339 shares)	61	—	320	—	—	381
Cash dividends declared	—	—	—	(4,622)	—	(4,622)

BALANCE—December 31, 2014	$15,196	$(728)	$9,948	$88,329	$(2,723)	$110,022

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,290	$9,315	$8,886
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(213)	(430)	(296)
(Gain) loss on sales of foreclosed assets held for resale, including writedowns	(36)	181	(400)
Earnings on investment in bank-owned life insurance	(1,099)	(975)	(981)
Gain on sales or calls of securities	(62)	—	(7)
Gain on life insurance proceeds	—	—	(63)
Depreciation and amortization	2,063	1,993	2,041
Provision for loan losses	150	1,450	4,675
Net amortization of investment securities premiums	812	972	893
Decrease in accrued interest receivable	77	333	329
Increase (decrease) in accrued interest payable	92	(433)	(315)
Mortgage loans originated for sale	(15,824)	(19,841)	(32,316)
Proceeds from sales of loans originated for sale	14,910	26,462	26,262
Decrease (increase) in other assets	2,608	(750)	1,880
Decrease in other liabilities	(2,953)	(291)	(1,285)

Net Cash Provided by Operating Activities	10,815	17,986	9,303

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	20,555	8,970	2,399
Proceeds from maturities of investment securities available for sale	28,883	37,606	62,589
Proceeds from sales of investment securities available for sale	5,075	—	—
Purchase of investment securities available for sale	(22,252)	(6,875)	(19,676)
Purchase of investments held to maturity	—	(53,689)	(42,705)
Redemption (purchase) of restricted investment in bank stocks	2,645	(1,543)	1,828
Net increase in loans	(72,828)	(23,823)	(19,521)
Investment in low-income housing partnerships	—	(249)	(2,106)
Proceeds from sale of low-income housing partnerships	229	476	—
Purchase of bank-owned life insurance	(4,606)	(140)	(1,940)
Purchase of book of business	—	(77)	—
Proceeds from life insurance death benefits	—	—	273
Capital expenditures	(3,148)	(2,212)	(2,049)
Proceeds from sale of foreclosed real estate	1,316	3,431	3,111

Net Cash Used in Investing Activities	(44,131)	(38,125)	(17,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	16,976	8,714	7,050
Net increase (decrease) in time certificates of deposits and interest bearing deposits	27,257	(42,247)	44,331
Net (decrease) increase in short-term borrowings	(3,353)	1,749	1,341
Proceeds from long-term borrowings	27,500	37,000	10,000
Repayments on long-term borrowings	(29,266)	(14,251)	(21,237)
Dividends paid	(4,622)	(4,542)	(4,524)
Common stock issued	381	447	295

Net Cash Provided by (Used in) Financing Activities	34,873	(13,130)	37,256

Net Increase (Decrease) in Cash and Cash Equivalents	1,557	(33,269)	28,762
CASH AND CASH EQUIVALENTS—BEGINNING	18,116	51,385	22,623

CASH AND CASH EQUIVALENTS—ENDING	$19,673	$18,116	$51,385

Interest paid	$3,554	$4,422	$6,410

Income taxes paid	$2,260	$2,925	$725

Loans transferred to foreclosed assets held for resale	$1,135	$1,127	$2,521

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty retail banking locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

        RIG is a full-service insurance agency, based in Westminster, Maryland with a second location in Germantown, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

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

        Assets held by the Corporation's Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $165,000,000 and $151,000,000 at December 31, 2014 and 2013, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Use of Estimates

        Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of other than temporary impairment on securities, and the potential impairment of goodwill.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $123,422,000, or 15.4%, of

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

total loans at December 31, 2014. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Credit Losses

        The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (the "allowance") is established as losses are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The reserve for unfunded lending commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of condition. The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation actively monitors the values of collateral as well as the age of the valuation of impaired loans. Management believes that the Corporation's market area is not as volatile as other areas throughout the United States, therefore valuations are ordered at least every 18 months, or more frequently if management believes that there is an indication that the fair value has declined.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In underwriting one-to-four family residential real estate loans, the Corporation evaluates both the borrower's ability to repay the loan as agreed and the value of the property securing the loan. Properties securing real estate loans made by the Corporation are appraised by independent appraisers. The Corporation generally requires borrowers to obtain an attorney's title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation has not engaged in subprime residential mortgage originations.

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

        Home equity lines of credit are secured by the borrower's primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years. In underwriting home equity lines of credit, the Corporation evaluates both the value of the property securing the loan and the borrower's financial ability to repay the loan as agreed. The ability to repay is determined by the borrower's employment history, current financial condition, and credit background.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2014 and 2013, and consists of common stock in the Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB).

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2014, 2013 or 2012. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

Bank-Owned Life Insurance

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. Investment in bank-owned life

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

insurance policies was used to finance the nonqualified compensation plans and provide tax-exempt income to the Corporation.

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $29,000, $47,000, and $28,000 of expense in 2014, 2013, and 2012, respectively, related to these benefits.

Investments in Low-Income Housing Partnerships

        The Corporation's investments in low-income housing partnerships are accounted for using the "equity method" prescribed by ASC Topic 323, Investments—Equity Method. In accordance with ASC Topic 740, Income Taxes, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

Goodwill and Intangible Assets

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. During the quarter ended June 30, 2012, the Corporation changed its method of applying ASC 350, such that the annual goodwill impairment testing date was changed from December 31 to October 1. This new testing date is preferable in the circumstances, because it allowed the Corporation more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2014. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,002,240, 5,976,960 and 5,953,723 weighted average shares of common stock outstanding for 2014, 2013 and 2012, respectively.

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

Accumulated Other Comprehensive Income (Loss)

        The components of the accumulated other comprehensive income (loss), net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive (Loss) Income
BALANCE—DECEMBER 31, 2014	$2,570	$(5,293)	$(2,723)

BALANCE—DECEMBER 31, 2013	$2,572	$(2,466)	$106

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

New Accounting Pronouncements

ASU 2014-01

        In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASU 2014-04

        In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

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

ASU 2014-09

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

        The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard's core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

        The amendments in this Update are effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available—full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP.

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

ASU 2014-14

        In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

        The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2014 and 2013, compensating balances approximated $1,842,000 and $1,673,000, respectively. During 2014 and 2013, average compensating balances approximated $1,959,000 and $2,181,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2014 and 2013, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2014
U.S. Government and agencies	$16,980	$337	$—	$17,317
Mortgage-backed securities, residential	51,076	2,187	1	53,262
State and municipal	34,378	1,072	5	35,445
Corporate bonds	10,001	82	—	10,083
CRA mutual fund	1,044	14	—	1,058
Stock in other banks	627	208	—	835

	$114,106	$3,900	$6	$118,000

December 31, 2013
U.S. Government and agencies	$21,094	$557	$—	$21,651
Mortgage-backed securities, residential	51,541	2,322	123	53,740
State and municipal	40,780	1,117	375	41,522
Corporate bonds	11,004	192	31	11,165
CRA mutual fund	1,044	—	11	1,033
Stock in other banks	627	245	—	872

	$126,090	$4,433	$540	$129,983

SECURITIES HELD TO MATURITY
December 31, 2014
U.S. Government and agencies	$24,497	$11	$348	$24,160
Mortgage-backed securities, residential	48,849	305	257	48,897

	$73,346	$316	$605	$73,057

December 31, 2013
U.S. Government and agencies	$37,528	$142	$923	$36,747
Mortgage-backed securities, residential	$56,845	$40	$1,550	$55,335

	$94,373	$182	$2,473	$92,082

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2014
Mortgage-backed securities, residential	$2,038	$1	$—	$—	$2,038	$1
State and municipal	—	—	1,059	5	1,059	5

	$2,038	$1	$1,059	$5	$3,097	$6

December 31, 2013
Mortgage-backed securities, residential	$6,944	$123	$—	$—	$6,944	$123
State and municipal	11,107	340	1,070	35	12,177	375
Corporate bonds	4,969	31	—	—	4,969	31
CRA Mutual Fund	1,033	11	—	—	1,033	11

	$24,053	$505	$1,070	$35	$25,123	$540

SECURITIES HELD TO MATURITY
December 31, 2014
U.S. Government and agencies	$—	$—	$21,149	$348	$21,149	$348
Mortgage-backed securities, residential	—	—	21,666	257	21,666	257

	$—	$—	$42,815	$605	$42,815	$605

December 31, 2013
U.S. Government and agencies	$22,710	$812	$2,889	$111	$25,599	$923
Mortgage-backed security, residential	45,891	1,446	1,755	104	47,646	1,550

	$68,601	$2,258	$4,644	$215	$73,245	$2,473

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2014, one available for sale residential mortgage-backed securities had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

        At December 31, 2014, three available for sale state and municipal securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

NOTE C—SECURITIES (Continued)

        At December 31, 2014, fourteen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 4% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2014, sixteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2014, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

        Amortized cost and fair value at December 31, 2014, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$9,177	$9,274	$—	$—
Over 1 year through 5 years	27,875	28,732	19,045	18,787
Over 5 years through 10 years	22,094	22,545	5,452	5,373
Over 10 years	2,213	2,294	—	—
Mortgage-backed securities, residential	51,076	53,262	48,849	48,897
CRA mutual fund	1,044	1,058	—	—
Stock in other banks	627	835	—	—

	$114,106	$118,000	$73,346	$73,057

        The Corporation realized gross gains of $72,000 during 2014, and $0 during 2013 and 2012 and gross losses of $10,000 during 2014, and $0 during 2013 and 2012 on sales of securities available for sale. There was $7,000 of gross gains realized on calls of securities available for sale during 2012.

NOTE C—SECURITIES (Continued)

        At December 31, 2014 and 2013, securities with a carrying value of $128,710,000 and $139,966,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D—LOANS

        The Corporation grants commercial, residential, and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2014 and 2013:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and industrial	$68,712	$2,412	$3,731	$—	$74,855
Commercial real estate	238,820	26,214	16,548	—	281,582
Commercial real estate construction	8,714	2,917	579	—	12,210
Residential mortgage	352,283	4,507	2,585	—	359,375
Home equity lines of credit	55,254	650	69	—	55,973
Consumer	15,277	—	—	—	15,277

Total	$739,060	$36,700	$23,512	$—	$799,272

December 31, 2013
Commercial and industrial	$53,316	$2,364	$3,537	$—	$59,217
Commercial real estate	193,162	29,655	16,369	—	239,186
Commercial real estate construction	5,123	5,018	1,055	—	11,196
Residential mortgage	344,847	2,551	3,611	—	351,009
Home equity lines of credit	53,021	608	223	—	53,852
Consumer	14,188	—	—	—	14,188

Total	$663,657	$40,196	$24,795	$—	$728,648

NOTE D—LOANS (Continued)

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2014 and 2013:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2014
Commercial and industrial	$—	$—	$—	$1,729	$2,844
Commercial real estate	—	—	—	9,999	10,209
Commercial real estate construction	—	—	—	368	642
Residential mortgage	694	694	302	826	1,052

Total	$694	$694	$302	$12,922	$14,747

December 31, 2013
Commercial and industrial	$—	$—	$—	$1,574	$2,688
Commercial real estate	—	—	—	11,197	11,758
Commercial real estate construction	—	—	—	788	1,062
Residential mortgage	1,478	1,478	201	675	712

Total	$1,478	$1,478	$201	$14,234	$16,220

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2014
Commercial and industrial	$—	$—	$1,351	$2
Commercial real estate	144	—	10,380	459
Commercial real estate construction	—	—	604	—
Residential mortgage	1,027	9	576	16

Total	$1,171	$9	$12,911	$477

December 31, 2013
Commercial and industrial	$58	$—	$466	$—
Commercial real estate	95	—	11,237	529
Commercial real estate construction	—	—	3,558	209
Residential mortgage	833	—	1,119	10

Total	$986	$—	$16,380	$748

December 31, 2012
Commercial and industrial	$431	$—	$223	$—
Commercial real estate	691	—	8,193	11
Commercial real estate construction	336	—	1,242	—
Residential mortgage	18	—	1,390	—

Total	$1,476	$—	$11,048	$11

NOTE D—LOANS (Continued)

        No additional funds are committed to be advanced in connection with impaired loans.

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $570,000 in 2014, $704,000 in 2013, and $543,000 in 2012.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2014 and 2013:

In thousands	2014	2013
Commercial and industrial	$1,729	$1,574
Commercial real estate	3,325	4,363
Commercial real estate construction	368	788
Residential mortgage	1,226	1,848

Total	$6,648	$8,573

        The following table summarizes information relative to troubled debt restructurings by loan portfolio class at December 31, 2014 and 2013:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at period end
December 31, 2014
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$46
Commercial real estate	1,021	1,021	546
Commercial real estate construction	1,548	1,541	274

Total nonaccruing troubled debt restructurings	3,059	3,047	866

Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,674
Residential mortgage	336	336	294

Total accruing troubled debt restructurings	7,454	7,506	6,968

Total Troubled Debt Restructurings	$10,513	$10,553	$7,834

December 31, 2013
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$142
Commercial real estate	1,021	1,021	634
Commercial real estate construction	1,548	1,541	694
Residential mortgage	566	566	566

Total nonaccruing troubled debt restructurings	3,625	3,613	2,036

Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,834
Residential mortgage	336	336	305

Total accruing troubled debt restructurings	7,454	7,506	7,139

Total Troubled Debt Restructurings	$11,079	$11,119	$9,175

NOTE D—LOANS (Continued)

        All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. There were no defaulted troubled debt restructured loans as of December 31, 2014. One troubled debt restructured loan paid in full during the second quarter of 2014. During the third quarter of 2013, one troubled debt restructured loan defaulted in the amount of $237,000 and was transferred to foreclosed assets held for resale, and all other troubled debt restructured loans were current with respect to their associated forbearance agreement. During 2013, there were charge-offs associated with troubled debt restructured loans while under a forbearance agreement which totaled $353,000. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010 and modified during 2013, three were negotiated during 2012, while one was negotiated during 2013.

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

        The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2014 and 2013:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
2014
Troubled debt restructurings	—	$—	$—	$—
2013
Troubled debt restructurings:
Commercial real estate	1	$2,541	$2,593	$2,542
Residential mortgage	1	566	566	566

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2014
Commercial and industrial	$153	$—	$1,729	$1,882	$72,973	$74,855	$—
Commercial real estate	236	769	2,269	3,274	278,308	281,582	33
Commercial real estate construction	—	17	368	385	11,825	12,210	—
Residential mortgage	2,664	1,332	2,704	6,700	352,675	359,375	1,502
Home equity lines of credit	169	—	101	270	55,703	55,973	101
Consumer	23	9	—	32	15,245	15,277	—

Total	$3,245	$2,127	$7,171	$12,543	$786,729	$799,272	$1,636

December 31, 2013
Commercial and industrial	$55	$13	$152	$220	$58,997	$59,217	$3
Commercial real estate	857	552	1,964	3,373	235,813	239,186	—
Commercial real estate construction	—	—	788	788	10,408	11,196	—
Residential mortgage	4,728	795	3,148	8,671	342,338	351,009	1,900
Home equity lines of credit	260	36	14	310	53,542	53,852	14
Consumer	22	15	9	46	14,142	14,188	9

Total	$5,922	$1,411	$6,075	$13,408	$715,240	$728,648	$1,926

NOTE D—LOANS (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses
Beginning balance-January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(132)	(121)	—	(705)	(169)	(64)	—	(1,191)
Recoveries	15	—	—	97	—	10	—	122
Provisions	250	174	(53)	440	189	157	(1,007)	150

Ending balance-December 31, 2014	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172

Ending balance: individually evaluated for impairment	$—	$—	$—	$302	$—	$—	$—	$302

Ending balance: collectively evaluated for impairment	$2,048	$5,872	$194	$3,543	$557	$1,050	$1,606	$14,870

Loans receivables
Ending balance	$74,855	$281,582	$12,210	$359,375	$55,973	$15,277	$—	$799,272

Ending balance: individually evaluated for impairment	$1,729	$9,999	$368	$1,520	$—	$—	$—	$13,616

Ending balance: collectively evaluated for impairment	$73,126	$271,583	$11,842	$357,855	$55,973	$15,277	$—	$785,656

December 31, 2013
Allowance for loan losses
Beginning balance-January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(178)	(996)	—	(1,062)	—	(191)	—	(2,427)
Recoveries	235	—	—	4	—	4	—	243
Provisions	351	239	(271)	1,350	20	501	(740)	1,450

Ending balance-December 31, 2013	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091

Ending balance: individually evaluated for impairment	$—	$—	$—	$201	$—	$—	$—	$201

Ending balance: collectively evaluated for impairment	$1,915	$5,819	$247	$3,812	$537	$947	$2,613	$15,890

Loans receivables
Ending balance	$59,217	$239,186	$11,196	$351,009	$53,852	$14,188	$—	$728,648

Ending balance: individually evaluated for impairment	$1,574	$11,197	$788	$2,153	$—	$—	$—	$15,712

Ending balance: collectively evaluated for impairment	$57,643	$227,989	$10,408	$348,856	$53,852	$14,188	$—	$712,936

December 31, 2012
Allowance for loan losses
Beginning balance-January 1, 2012	$2,582	$6,007	$548	$3,624	$507	$419	$1,795	$15,482
Charge-offs	(2,180)	(417)	(538)	(500)	(51)	(71)	—	(3,757)
Recoveries	22	250	149	1	—	3	—	425
Provisions	1,083	736	359	596	61	282	1,558	4,675

Ending balance-December 31, 2012	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825

Ending balance: individually evaluated for impairment	$29	$7	$—	$—	$—	$—	$—	$36

Ending balance: collectively evaluated for impairment	$1,478	$6,569	$518	$3,721	$517	$633	$3,353	$16,789

Loans receivables
Ending balance	$49,004	$243,019	$19,154	$328,836	$53,130	$14,993	$—	$708,136

Ending balance: individually evaluated for impairment	$341	$9,009	$854	$938	$—	$—	$—	$11,142

Ending balance: collectively evaluated for impairment	$48,663	$234,010	$18,300	$327,898	$53,130	$14,993	$—	$696,994

NOTE D—LOANS (Continued)

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,331,000 and $14,969,000 at December 31, 2014 and 2013, respectively. During 2014, repayments totaled $9,638,000, and there were no new loans or advances extended. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2014.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2014	2013
Land	$2,591	$2,591
Buildings and improvements	19,492	17,060
Furniture and equipment	14,843	12,946
Construction in process	139	1,959

	37,065	34,556
Accumulated depreciation	(19,340)	(18,565)

	$17,725	$15,991

        Depreciation expense was $1,414,000, $1,352,000 and $1,401,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2014 and 2013, the carrying value of these investments was approximately $3,793,000 and $4,687,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2014	2013
Non-interest bearing demand	$144,987	$128,011
Interest bearing demand	115,587	115,014
Savings	332,375	321,818
Time certificates of deposit less than $100,000	162,246	165,491
Time certificates of deposit greater than $100,000	89,681	70,309

	$844,876	$800,643

        Scheduled maturities of time certificates of deposit at December 31, 2014, were as follows:

Years Ending	In thousands
2015	$156,329
2016	63,934
2017	24,689
2018	5,054
2019	1,921

$251,927

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $498,000, $468,000 and $424,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2015	$381
2016	229
2017	174
2018	153
2019	126
Later years	317

$1,380

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expired at varying dates in 2014. Total rental income for these properties was $132,000, $138,000 and $133,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2014		2013
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$—	—%	$6,800	0.25%
Securities sold under repurchase agreements	45,699	0.14%	42,252	0.12%

	$45,699	0.14%	$49,052	0.14%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $3,917,500 at December 31, 2014. The Corporation also has lines of credit that total $15,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2014 and 2013.

        The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement

NOTE I—BORROWINGS (Continued)

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

        The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2014 and 2013:

				Gross Amounts Not Offset in the Statements of Condition
			Net Amounts of Liabilities Presented in the Statements of Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition
Dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Repurchase agreements
Commercial customers and government entities(a)	$45,699	$—	$45,699	$(45,699)	$—	$—
December 31, 2013
Repurchase agreements
Commercial customers and government entities(a)	$42,252	$—	$42,252	$(42,252)	$—	$—

(a)
As of December 31, 2014 and 2013, the fair value of securities pledged in connection with repurchase agreements was $47,576,000 and $60,823,000, respectively.

NOTE I—BORROWINGS (Continued)

        A summary of long-term debt as of December 31 is as follows:

	2014		2013
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2014	$—	—%	$29,000	1.51%
2015	21,000	2.50%	21,000	2.50%
2016	18,250	1.98%	15,000	2.19%
2017	14,250	2.30%	6,000	3.76%
2018	15,500	2.18%	10,000	2.48%
2019	10,500	1.90%	—	—%
Loan payable to local bank	1,437	5.50%	1,703	5.50%

	$80,937	2.26%	$82,703	2.26%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $456,258,000 from the FHLB, of which $376,758,000 was available at December 31, 2014.

        The loan payable to a local bank is payable in monthly installments of $29,472 and matures in April 2016. The loan is unsecured.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2014, $12,325,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2014, 2013 and 2012, are as follows:

In thousands	2014	2013	2012
Federal:
Current	$2,152	$1,800	$2,163
Deferred	875	693	108

	3,027	2,493	2,271
State:
Current	53	42	48

	$3,080	$2,535	$2,319

NOTE K—INCOME TAXES (Continued)

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, are as follows:

	Percentage of Income before Income Taxes
	2014	2013	2012
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.3%	0.2%	0.2%
Tax-exempt income	(3.5)%	(4.6)%	(5.9)%
Earnings on investment in bank-owned life insurance	(2.8)%	(2.8)%	(3.0)%
Rehabilitation and low-income housing credits	(5.1)%	(5.7)%	(4.9)%
Other	0.1%	0.3%	0.3%

	23.0%	21.4%	20.7%

        The provision for federal income taxes includes $21,000, $0 and $2,000 of income taxes related to net gains on sales of securities in 2014, 2013 and 2012, respectively. Rehabilitation and low-income housing income tax credits were $678,000, $678,000, and $556,000 during 2014, 2013 and 2012, respectively. Projected credits are $299,000 in 2015, $287,000 in 2016, and $1,738,000 thereafter.

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,159	$5,471
Accrued deferred compensation	903	806
Pension	2,727	1,269
Deferred loan fees	67	5
Other-than-temporary impairment	178	178
Low-income housing tax credit carryforward	—	287
Nonaccrual interest	176	191
Deferred director fees	496	419
Other	695	387

	10,401	9,013

Deferred tax liabilities:
Available for sale securities	1,324	1,323
Prepaid pension benefit cost	6,466	5,488
Prepaid expenses	168	237
Accumulated depreciation	188	358
Goodwill/intangibles	743	677

	8,889	8,083

Net Deferred Tax Asset	$1,512	$930

        The Corporation did not have any uncertain tax positions at December 31, 2014 and 2013. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

NOTE K—INCOME TAXES (Continued)

        Years that remain open for potential review by the Internal Revenue Service are 2011 through 2014.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2014 and 2013, are as follows:

		Fair Value Measurements at December 31, 2014
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$17,317	$—	$17,317	$—
Mortgage-backed securities, residential		53,262	—	53,262	—
State and municipal		35,445	—	35,445	—
Corporate bonds		10,083	—	10,083	—
CRA mutual fund		1,058	1,058	—	—
Stock in other banks		835	835	—	—

Total securities available for sale	Recurring	$118,000	$1,893	$116,107	$—

Impaired loans	Non-recurring	$5,785	$—	$—	$5,785

Foreclosed assets held for resale	Non-recurring	$383	$—	$—	$383

		Fair Value Measurements at December 31, 2013
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$21,651	$—	$21,651	$—
Mortgage-backed securities, residential		53,740	—	53,740	—
State and municipal		41,522	—	41,522	—
Corporate bonds		11,165	—	11,165	—
CRA mutual fund		1,033	1,033	—	—
Stock in other banks		872	872	—	—

Total securities available for sale	Recurring	$129,983	$1,905	$128,078	$—

Impaired loans	Non-recurring	$6,887	$—	$—	$6,887

Foreclosed assets held for resale	Non-recurring	$413	$—	$—	$413

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2014
Impaired loans	$5,785	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(18)%
Foreclosed assets held for resale	$383	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	(44)%
December 31, 2013
Impaired loans	$6,887	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(19)%
Foreclosed assets held for resale	$413	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	(35)%

(1)
Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation assets and liabilities at December 31, 2014 and 2013:

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

Off-Balance Sheet Credit-Related Instruments

        The fair values for the Corporation's off-balance sheet financial instruments (specifically, lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2014 and 2013:

	December 31, 2014
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,502	$13,502	$7,200	$6,302	$—
Interest-bearing deposits in banks	6,171	6,171	6,171	—	—
Investment securities available for sale	118,000	118,000	1,893	116,107	—
Investment securities held to maturity	73,346	73,057	—	73,057	—
Loans held for sale	1,623	1,623	—	1,623	—
Loans, less allowance for loan losses	784,100	795,117	—	—	795,117
Accrued interest receivable	2,950	2,950	—	2,950	—
Restricted investment in bank stocks	4,216	4,216	—	4,216	—
Financial liabilities:
Deposits	844,876	845,565	—	845,565	—
Short-term borrowings	45,699	45,699	—	45,699	—
Long-term borrowings	80,937	82,478	—	82,478	—
Accrued interest payable	773	773	—	773	—
Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2013
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,963	$13,963	$7,755	$6,208	$—
Interest-bearing deposits in banks	4,153	4,153	4,153	—	—
Investment securities available for sale	129,983	129,983	1,905	128,078	—
Investment securities held to maturity	94,373	92,082	—	92,082	—
Loans held for sale	496	496	—	496	—
Loans, less allowance for loan losses	712,557	724,937	—	—	724,937
Accrued interest receivable	3,027	3,027	—	3,027	—
Restricted investment in bank stocks	6,861	6,861	—	6,861	—
Financial liabilities:
Deposits	800,643	801,063	—	801,063	—
Short-term borrowings	49,052	49,052	—	49,052	—
Long-term borrowings	82,703	84,558	—	84,558	—
Accrued interest payable	681	681	—	681	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

        A measurement date of December 31 has been used for the fiscal year ending December 31, 2014 and 2013.

In thousands	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$22,303	$24,297
Service cost	689	774
Interest cost	1,035	894
Change in assumptions	4,087	(2,725)
Benefits paid	(949)	(937)

Benefit obligation at end of year	27,165	22,303

Change in plan assets:
Fair value of plan assets at beginning of year	34,711	29,418
Actual return on plan assets	2,050	3,631
Employer contribution	2,351	2,599
Benefits paid	(949)	(937)

Fair value of plan assets at end of year	38,163	34,711

Funded Status, included in other assets	$10,998	$12,408

Amounts recognized in accumulated other comprehensive income:
Total net actuarial loss	$7,995	$3,667
Prior service cost	25	65

Total included in accumulated other comprehensive income (pretax)	$8,020	$3,732

        The estimated costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$481
Prior service cost	24

$505

        The accumulated benefit obligation totaled $26,172,000 and $21,713,000 at December 31, 2014 and 2013, respectively.

        For the year ended December 31, 2013, the mortality assumptions were derived using the IRS 2013 Prescribed Mortality—Optional Combined Table for Small Plans, male and female. For the year ended December 31, 2014, the mortality assumptions were derived using the mortality rates as of 2007 from SOA RP-2014 study. The impact on the benefit obligation for the mortality assumption change in 2014 was an increase of $1,106,000.

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2014	2013	2012
Components of net periodic benefit cost (income):
Service cost	$689	$774	$651
Interest cost	1,035	894	925
Expected return on plan assets	(2,311)	(1,957)	(1,772)
Recognized net actuarial loss	21	652	611
Amortization of transition liability	—	—	10
Amortization of prior service cost	40	40	40

Net Periodic Benefit (Income) Cost	(526)	403	465

Net loss (gain)	4,349	(4,400)	1,393
Amortization of net loss	(21)	(652)	(611)
Amortization of transition liability	—	—	(10)
Amortization of prior service cost	(40)	(40)	(40)

Total recognized in other comprehensive loss (income)	$4,288	$(5,092)	$732

Total recognized in net periodic benefit (income) cost and other comprehensive loss (income)	$3,762	$(4,689)	$1,197

        For the years ended December 31, 2014, 2013 and 2012, the assumptions used to determine the benefit obligation are as follows:

	2014	2013	2012
Discount rate	3.90%	4.75%	3.75%
Rate of compensation increase	3.75%	3.75%	3.75%

        For the years ended December 31, 2014, 2013 and 2012, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2014	2013	2012
Discount rate	4.75%	3.75%	4.50%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%
Rate of compensation increase	3.75%	3.75%	4.00%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2014 and 2013, are as follows:

	2014	2013
Equity securities	47%	46%
Debt securities	47%	45%
Short-term fixed income	1%	4%
Real estate	5%	5%

	100%	100%

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

        Equity securities included Corporation common stock in amounts of $1,412,000, or 4% of total plan assets, and $1,128,000, or 3% of total plan assets, at December 31, 2014 and 2013, respectively.

        Fair value measurements at December 31, 2014, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$18,511	$1,412	$17,099	$—
Debt securities	17,821	—	17,821	—
Real estate	1,831	—	1,831	—

        Fair value measurements at December 31, 2013, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$17,385	$1,128	$16,257	$—
Debt securities	15,754	—	15,754	—
Real estate	1,572	—	1,572	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2015. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 379 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2015	$1,020
2016	1,060
2017	1,170
2018	1,260
2019	1,360
2020-2024	8,070

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $526,000, $500,000 and $486,000 for 2014, 2013 and 2012, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG's contributions to and expenses for the plan were $63,000, $66,000 and $72,000 for 2014, 2013 and 2012, respectively.

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2014 and 2013, totaled $1,987,000 and $1,744,000, respectively. The annual expense included in salaries and benefits expense totaled $339,000, $321,000 and $297,000 during the years ended December 31, 2014, 2013 and 2012, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. At December 31, 2014 and 2013, the cash surrender value of these policies was $4,725,000 and $4,616,000, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of Tier 1 and total capital (as defined in the regulations) to risk weighted assets. Management believes, as of December 31, 2014, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2014, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2014, no shares have been issued under the plan. In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows registered stockholders who have a minimal number of shares to participate and also provides for voluntary cash purchases of ACNB Corporation common stock. During 2014, 2013, and 2012, 24,339, 25,943, and 19,559 shares of common stock, respectively, were issued within the plan.

NOTE N—REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount		Ratio	Amount		Ratio
CORPORATION
As of December 31, 2014
Tier 1 leverage ratio (to average assets)	$105,241	9.81%	$	≥42,905	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	105,241	14.02		≥30,032	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	114,798	15.29		≥60,064	≥8.0		N/A	N/A
As of December 31, 2013
Tier 1 leverage ratio (to average assets)	$98,704	9.54%	$	≥41,367	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	98,704	14.09		≥28,014	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	107,623	15.37		≥56,027	≥8.0		N/A	N/A
BANK
As of December 31, 2014
Tier 1 leverage ratio (to average assets)	$95,028	8.86%	$	≥42,912	≥4.0%	$	≥53,640	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	95,028	12.75		≥29,817	≥4.0		≥44,725	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	104,425	14.01		≥59,633	≥8.0		≥74,542	≥10.0
As of December 31, 2013
Tier 1 leverage ratio (to average assets)	$90,339	8.76%	$	≥41,240	≥4.0%	$	≥51,550	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	90,339	12.99		≥27,808	≥4.0		≥41,712	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	99,121	14.26		≥55,616	≥8.0		≥69,520	≥10.0

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2014 and 2013, for guarantees under standby letters of credit issued is not material.

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

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2014	2013
Commitments to extend credit	$217,837	$156,135
Standby letters of credit	6,072	4,176

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2014	2013
ASSETS
Cash	$4,541	$3,585
Investment in banking subsidiary	92,168	90,294
Investment in other subsidiaries	9,291	9,153
Investments in low-income housing partnerships	1,659	2,427
Securities and other assets	1,228	1,563
Receivable from banking subsidiary	2,638	1,828

Total Assets	$111,525	$108,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$1,437	$1,703
Other liabilities	66	345
Stockholders' equity	110,022	106,802

Total Liabilities and Stockholders' Equity	$111,525	$108,850

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2014	2013	2012
Dividends from banking subsidiary	$4,801	$4,781	$4,762
Other income	310	34	44

	5,111	4,815	4,806
Expenses	697	817	591

	4,414	3,998	4,215
Income tax benefit	810	944	736

	5,224	4,942	4,951
Equity in undistributed earnings of subsidiaries	5,066	4,373	3,935

Net Income	$10,290	$9,315	$8,886

Comprehensive Income	$7,461	$9,633	$8,019

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,290	$9,315	$8,886
Equity in undistributed earnings of subsidiaries	(5,066)	(4,373)	(3,935)
Increase in receivable from banking subsidiary	(810)	(843)	(261)
Other	799	695	671

Net Cash Provided by Operating Activities	5,213	4,794	5,361

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment from subsidiary	250	1,500	—
Proceeds from sale of low-income housing partnership	—	476	—

Net Cash Provided by Investing Activities	250	1,976	—

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(266)	(251)	(237)
Proceeds from issuance of common stock	381	447	295
Dividends paid	(4,622)	(4,542)	(4,524)

Net Cash Used in Financing Activities	(4,507)	(4,346)	(4,466)

Net Increase in Cash and Cash Equivalents	956	2,424	895
CASH AND CASH EQUIVALENTS—BEGINNING	3,585	1,161	266

CASH AND CASH EQUIVALENTS—ENDING	$4,541	$3,585	$1,161

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

NOTE R—ACQUISITIONS (Continued)

        In 2010, RIG acquired an additional book of business with an aggregate purchase price of $31,000, of which all was classified as an intangible asset.

        In 2013, RIG acquired an additional book of business with an aggregate purchase price of $77,000, of which all was classified as an intangible asset.

        The carrying value and accumulated amortization of the intangible assets (customer lists) as of December 31, 2014 and 2013, are as follows:

	2014		2013
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,494	$5,298	$6,494	$4,649

        Amortization of the intangible assets for the five years subsequent to December 31, 2014, is expected to be as follows:

Years Ending	In thousands
2015	$326
2016	326
2017	308
2018	223
2019	13
Thereafter	—

NOTE S—SEGMENT AND RELATED INFORMATION

        The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2014, 2013 and 2012 is as follows:

In thousands	Banking	Insurance	Total
2014
Net interest income and other income from external customers	$41,183	$4,601	$45,784
Income before income taxes	12,729	641	13,370
Total assets	1,078,546	11,262	1,089,808
Capital expenditures	2,141	1,007	3,148
2013
Net interest income and other income from external customers	$40,953	$4,362	$45,315
Income before income taxes	11,337	513	11,850
Total assets	1,035,597	10,450	1,046,047
Capital expenditures	2,205	7	2,212
2012
Net interest income and other income from external customers	$41,525	$4,686	$46,211
Income before income taxes	10,628	577	11,205
Total assets	1,038,262	11,733	1,049,995
Capital expenditures	1,986	63	2,049

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2014 and 2013, is as follows:

Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Interest income	$9,319	$9,325	$9,376	$9,506
Interest expense	902	905	911	928

Net interest income	8,417	8,420	8,465	8,578
Provision for loan losses	150	—	—	—

Net interest income after provision for loan losses	8,267	8,420	8,465	8,578
Net gains on sales of securities	—	52	2	8
Other income	2,602	3,340	2,928	2,972
Other expenses and provision for income taxes	8,397	9,081	8,771	9,095

Net income	$2,472	$2,731	$2,624	$2,463

Basic earnings per share	$0.41	$0.46	$0.44	$0.40

Dividends per share	$0.19	$0.19	$0.19	$0.20

2013
Interest income	$9,666	$9,356	$9,220	$9,359
Interest expense	1,132	1,018	936	903

Net interest income	8,534	8,338	8,284	8,456
Provision for loan losses	650	500	150	150

Net interest income after provision for loan losses	7,884	7,838	8,134	8,306
Other income	2,945	3,140	2,847	2,771
Other expenses and provision for income taxes	8,411	8,656	8,673	8,810

Net income	$2,418	$2,322	$2,308	$2,267

Basic earnings per share	$0.41	$0.38	$0.39	$0.38

Dividends per share	$0.19	$0.19	$0.19	$0.19

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2014. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        There were no changes made in the Corporation's internal control over financial reporting in connection with the fourth quarter evaluation that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2014, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

        ACNB's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on the following page.

/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

        We have audited ACNB Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on ACNB Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of ACNB Corporation for each of the two years in the period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 6, 2015

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2013, and as reaffirmed on February 24, 2015, is available under the Corporate Governance Documents section of the ACNB Corporation page of ACNB Bank's website at www.acnb.com. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2015 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2015 definitive Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2015 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2015 definitive Proxy Statement.

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

Exhibit 10.3	Amended and Restated Executive Supplemental Life Insurance Plan—Applicable to Thomas A. Ritter, David W. Cathell, Lynda L. Glass and James P. Helt.
Exhibit 10.4

Amended and Restated Director Supplemental Life Insurance Plan—Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, Harry L. Wheeler and James E. Williams.

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

Exhibit 10.19

Employment Agreement between Adams County National Bank and James P. Helt dated as of April 15, 2009. (Incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 7, 2014.)

Exhibit 10.20

Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of March 28, 2012. (Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 7, 2014.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 63 of this Form 10-K.)
Exhibit 14	Code of Ethics. (A copy of the Code of Ethics is available under the Corporate Governance Documents section of the Registrant's website at www.acnb.com.)
Exhibit 16.1

Correspondence from ParenteBeard LLC to the Securities and Exchange Commission dated July 11, 2013. (Incorporated by reference to Exhibit 16.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on July 15, 2013.)

Exhibit 18

Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of BDO USA, LLP.
Exhibit 23.2	Consent of Baker Tilly Virchow Krause, LLP.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 6, 2015 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2015, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ FRANK ELSNER, III Frank Elsner, III Director and Chairman of the Board	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	Marian B. Schultz Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ DAVID L. SITES David L. Sites Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ ALAN J. STOCK Alan J. Stock Director and Vice Chairman of the Board
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ HARRY L. WHEELER Harry L. Wheeler Director
/s/ J. EMMETT PATTERSON J. Emmett Patterson Director	/s/ JAMES E. WILLIAMS James E. Williams Director