Form 10-Q
period 2015-06-03
ACNB CORP
filed 2015-07-31
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2015, was 6,030,108.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2015	June 30, 2014	December 31, 2014

ASSETS

Cash and due from banks	$12,995	$15,423	$13,502
Interest bearing deposits with banks	15,002	13,703	6,171

Total Cash and Cash Equivalents	27,997	29,126	19,673

Securities available for sale	107,241	122,938	118,000
Securities held to maturity, fair value $75,665; $76,916; $73,057	75,719	77,593	73,346
Loans held for sale	916	2,013	1,623
Loans, net of allowance for loan losses $14,865; $15,763; $15,172	802,134	733,534	784,100
Premises and equipment	17,676	16,320	17,725
Restricted investment in bank stocks	4,058	5,439	4,216
Investment in bank-owned life insurance	38,489	37,386	37,942
Investments in low-income housing partnerships	3,569	4,143	3,793
Goodwill	6,308	6,308	6,308
Intangible assets	1,203	1,521	1,196
Foreclosed assets held for resale	1,504	1,486	1,617
Other assets	19,437	19,446	20,269

Total Assets	$1,106,251	$1,057,253	$1,089,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$157,562	$142,245	$144,987
Interest bearing	714,607	679,031	699,889

Total Deposits	872,169	821,276	844,876

Short-term borrowings	34,402	42,202	45,699
Long-term borrowings	78,799	76,572	80,937
Other liabilities	7,980	6,749	8,274

Total Liabilities	993,350	946,799	979,786

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,092,708, 6,067,946 and 6,078,250 shares issued; 6,030,108, 6,005,346 and 6,015,650 shares outstanding	15,232	15,170	15,196
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	10,209	9,860	9,948
Retained earnings	91,275	85,586	88,329
Accumulated other comprehensive (loss) income	(3,087)	566	(2,723)

Total Stockholders’ Equity	112,901	110,454	110,022

Total Liabilities and Stockholders’ Equity	$1,106,251	$1,057,253	$1,089,808

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2015	2014	2015	2014

INTEREST INCOME
Loans, including fees	$8,965	$8,033	$17,557	$16,023
Securities:
Taxable	785	951	1,594	1,962
Tax-exempt	221	267	452	540
Dividends	49	60	214	89
Other	25	14	39	30

Total Interest Income	10,045	9,325	19,856	18,644

INTEREST EXPENSE
Deposits	533	441	1,032	866
Short-term borrowings	11	14	28	34
Long-term borrowings	445	450	899	907

Total Interest Expense	989	905	1,959	1,807

Net Interest Income	9,056	8,420	17,897	16,837

PROVISION FOR LOAN LOSSES	—	—	—	150

Net Interest Income after Provision for Loan Losses	9,056	8,420	17,897	16,687

OTHER INCOME
Service charges on deposit accounts	584	533	1,110	998
Income from fiduciary activities	377	411	740	737
Earnings on investment in bank-owned life insurance	285	289	547	544
Net gains on sales or calls of securities	101	52	101	52
Service charges on ATM and debit card transactions	393	400	754	759
Commissions from insurance sales	1,227	1,532	2,280	2,597
Other	272	175	500	307

Total Other Income	3,239	3,392	6,032	5,994

OTHER EXPENSES
Salaries and employee benefits	5,363	4,954	10,588	9,709
Net occupancy	521	490	1,124	1,074
Equipment	757	677	1,465	1,320
Other tax	236	182	397	371
Professional services	179	270	424	574
Supplies and postage	169	120	318	273
Marketing and corporate relations	127	204	205	301
FDIC and regulatory	162	201	329	399
Intangible assets amortization	85	163	167	325
Foreclosed real estate expenses	81	74	108	117
Other operating	861	885	1,640	1,439

Total Other Expenses	8,541	8,220	16,765	15,902

Income before Income Taxes	3,754	3,592	7,164	6,779

PROVISION FOR INCOME TAXES	944	861	1,811	1,576

Net Income	$2,810	$2,731	$5,353	$5,203

PER SHARE DATA
Basic earnings	$0.47	$0.46	$0.89	$0.87
Cash dividends declared	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2015	2014	2015	2014

NET INCOME	$2,810	$2,731	$5,353	$5,203

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(297), $178, $(240) and $243, respectively	(573)	349	(463)	474

Reclassification adjustment for net gains included in net income, net of income taxes of $(34), $(18), $(34) and $(18), respectively (A) (C)	(67)	(34)	(67)	(34)

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $43, $11, $86 and $11, respectively (B) (C)	83	20	166	20

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(557)	335	(364)	460

TOTAL COMPREHENSIVE INCOME	$2,253	$3,066	$4,989	$5,663

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2015 and 2014

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2014	$15,135	$(728)	$9,628	$82,661	$106	$106,802

Net income	—	—	—	5,203	—	5,203

Other comprehensive income, net of taxes	—	—	—	—	460	460

Common stock shares issued (14,035 shares)	35	—	232	—	—	267

Cash dividends declared	—	—	—	(2,278)	—	(2,278)

BALANCE — JUNE 30, 2014	$15,170	$(728)	$9,860	$85,586	$566	$110,454

BALANCE — JANUARY 1, 2015	$15,196	$(728)	$9,948	$88,329	$(2,723)	$110,022

Net income	—	—	—	5,353	—	5,353

Other comprehensive loss, net of taxes	—	—	—	—	(364)	(364)

Common stock shares issued (14,458 shares)	36	—	261	—	—	297

Cash dividends declared	—	—	—	(2,407)	—	(2,407)

BALANCE — JUNE 30, 2015	$15,232	$(728)	$10,209	$91,275	$(3,087)	$112,901

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,353	$5,203
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(223)	(47)
Gain on sales of foreclosed assets held for resale, including writedowns	(13)	(23)
Earnings on investment in bank-owned life insurance	(547)	(544)
Gain on sales or calls of securities	(101)	(52)
Depreciation and amortization	862	1,001
Provision for loan losses	—	150
Net amortization of investment securities premiums	351	425
(Increase) decrease in accrued interest receivable	(113)	104
Increase in accrued interest payable	15	2
Mortgage loans originated for sale	(14,159)	(3,825)
Proceeds from sales of loans originated for sale	15,089	2,355
Decrease in other assets	1,357	1,370
Decrease in other liabilities	(57)	(69)

Net Cash Provided by Operating Activities	7,814	6,050

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	5,469	16,529
Proceeds from maturities of investment securities available for sale	13,419	10,277
Proceeds from sales of investment securities available for sale	1,606	1,228
Purchase of investment securities available for sale	(5,118)	(3,917)
Purchase of investment securities held to maturity	(8,044)	—
Redemption of restricted investment in bank stocks	158	1,422
Net increase in loans	(19,457)	(21,651)
Proceeds from sale of low-income housing partnerships	—	219
Purchase of bank-owned life insurance	—	(4,605)
Purchase of book of business	(174)	—
Capital expenditures	(646)	(1,006)
Proceeds from sale of foreclosed real estate	1,549	823

Net Cash Used in Investing Activities	(11,238)	(681)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	12,575	14,234
Net increase in time certificates of deposits and interest bearing deposits	14,718	6,399
Net decrease in short-term borrowings	(11,297)	(6,850)
Proceeds from long-term borrowings	4,000	10,000
Repayments on long-term borrowings	(6,138)	(16,131)
Dividends paid	(2,407)	(2,278)
Common stock issued	297	267

Net Cash Provided by Financing Activities	11,748	5,641

Net Increase in Cash and Cash Equivalents	8,324	11,010

CASH AND CASH EQUIVALENTS — BEGINNING	19,673	18,116

CASH AND CASH EQUIVALENTS — ENDING	$27,997	$29,126

Interest paid	$1,944	$1,805
Income taxes paid	$675	$500
Loans transferred to foreclosed assets held for resale	$1,423	$524

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty-one retail banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2014 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 6, 2015. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of June 30, 2015, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,019,148 and 5,995,165 weighted average shares of common stock outstanding for the six months ended June 30, 2015 and 2014, respectively, and 6,021,812 and 5,997,999 for the three months ended June 30, 2015 and 2014, respectively. The Corporation does not have dilutive securities outstanding.

3.              Retirement Benefits

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six months Ended June 30,
In thousands	2015	2014	2015	2014
Service cost	$220	$172	$440	$344
Interest cost	260	259	520	518
Expected return on plan assets	(635)	(578)	(1,270)	(1,156)
Amortization of net loss	120	5	240	11
Amortization of prior service cost	6	10	12	20

Net Periodic Benefit Income	$(29)	$(132)	$(58)	$(263)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2014, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2015. As of June 30, 2015, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 379 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,966,000 in standby letters of credit as of June 30, 2015. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2015, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive (Loss) Income
BALANCE — JUNE 30, 2015	$2,040	$(5,127)	$(3,087)
BALANCE — DECEMBER 31, 2014	$2,570	$(5,293)	$(2,723)
BALANCE — JUNE 30, 2014	$3,012	$(2,446)	$566

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2015 and 2014, is as follows:

In thousands	Banking	Insurance	Total
2015
Net interest income and other income from external customers	$21,644	$2,285	$23,929
Income before income taxes	6,797	367	7,164
Total assets	1,096,404	9,847	1,106,251
Capital expenditures	626	20	646

2014
Net interest income and other income from external customers	$20,229	$2,602	$22,831
Income before income taxes	6,297	482	6,779
Total assets	1,048,410	8,843	1,057,253
Capital expenditures	1,006	—	1,006

Segment information for the three month periods ended June 30, 2015 and 2014, is as follows:

In thousands	Banking	Insurance	Total
2015
Net interest income and other income from external customers	$11,068	$1,227	$12,295
Income before income taxes	3,497	257	3,754
Total assets	1,096,404	9,847	1,106,251
Capital expenditures	337	20	357

2014
Net interest income and other income from external customers	$10,280	$1,532	$11,812
Income before income taxes	3,173	419	3,592
Total assets	1,048,410	8,843	1,057,253
Capital expenditures	563	—	563

Intangible assets, representing customer lists, are amortized over 10 years on a straight line basis. Goodwill is not amortized, but rather is analyzed annually for impairment. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Tax amortization of goodwill and the intangible assets is deductible for tax purposes.

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

Amortized cost and fair value of securities at June 30, 2015, and December 31, 2014, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2015
U.S. Government and agencies	$15,945	$255	$7	$16,193
Mortgage-backed securities, residential	47,755	1,777	19	49,513
State and municipal	30,781	759	7	31,533
Corporate bonds	7,999	58	—	8,057
CRA mutual fund	1,044	9	—	1,053
Stock in other banks	627	265	—	892
	$104,151	$3,123	$33	$107,241

DECEMBER 31, 2014
U.S. Government and agencies	$16,980	$337	$—	$17,317
Mortgage-backed securities, residential	51,076	2,187	1	53,262
State and municipal	34,378	1,072	5	35,445
Corporate bonds	10,001	82	—	10,083
CRA mutual fund	1,044	14	—	1,058
Stock in other banks	627	208	—	835
	$114,106	$3,900	$6	$118,000

SECURITIES HELD TO MATURITY

JUNE 30, 2015
U.S. Government and agencies	$31,074	$56	$94	$31,036
Mortgage-backed securities, residential	44,645	280	296	44,629
	$75,719	$336	$390	$75,665
DECEMBER 31, 2014
U.S. Government and agencies	$24,497	$11	$348	$24,160
Mortgage-backed securities, residential	48,849	305	257	48,897
	$73,346	$316	$605	$73,057

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015, and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2015
U.S. Government and agencies	$1,998	$7	$—	$—	$1,998	$7
Mortgage-backed securities, residential	4,312	19	—	—	4,312	19
State and municipal	1,825	2	493	5	2,318	7
	$8,135	$28	$493	$5	$8,628	$33

DECEMBER 31, 2014
Mortgage-backed securities, residential	$2,038	$1	$—	$—	$2,038	$1
State and municipal	—	—	1,059	5	1,059	5
	$2,038	$1	$1,059	$5	$3,097	$6

SECURITIES HELD TO MATURITY

JUNE 30, 2015
U.S. Government and agencies	$9,023	$14	$11,920	$80	$20,943	$94
Mortgage-backed securities, residential	3,576	13	17,937	283	21,513	296
	$12,599	$27	$29,857	$363	$42,456	$390

DECEMBER 31, 2014
U.S. Government and agencies	$—	$—	$21,149	$348	$21,149	$348
Mortgage-backed securities, residential	—	—	21,666	257	21,666	257
	$—	$—	$42,815	$605	$42,815	$605

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2015, one available for sale U.S. Government and agency security had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

At June 30, 2015, three available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2015, five available for sale state and municipal bonds had unrealized losses that individually did not exceed 1% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2015, ten held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Six of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2015, seventeen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. Fourteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2015, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2015, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$8,749	$8,844	$—	$—
Over 1 year through 5 years	27,294	27,937	29,074	29,013
Over 5 years through 10 years	17,385	17,661	2,000	2,023
Over 10 years	1,297	1,341	—	—
Mortgage-backed securities, residential	47,755	49,513	44,645	44,629
CRA mutual fund	1,044	1,053	—	—
Stock in other banks	627	892	—	—
	$104,151	$107,241	$75,719	$75,665

The Corporation realized $101,000 gross gains and $0 gross losses on sales of securities available for sale during the three and six month periods ended June 30, 2015, respectively. The Corporation realized gross gains of $52,000 and $0 in gross losses on sales of securities available for sale during the three and six month periods ended June 30, 2014, respectively.

At June 30, 2015, and December 31, 2014, securities with a carrying value of $125,935,000 and $128,710,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2015, and December 31, 2014:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2015
Commercial and industrial	$91,366	$2,651	$1,957	$—	$95,974
Commercial real estate	239,295	25,014	15,081	—	279,390
Commercial real estate construction	12,735	2,736	194	—	15,665
Residential mortgage	347,783	5,603	1,047	—	354,433
Home equity lines of credit	55,879	907	82	—	56,868
Consumer	14,669	—	—	—	14,669
	$761,727	$36,911	$18,361	$—	$816,999

DECEMBER 31, 2014
Commercial and industrial	$68,712	$2,412	$3,731	$—	$74,855
Commercial real estate	238,820	26,214	16,548	—	281,582
Commercial real estate construction	8,714	2,917	579	—	12,210
Residential mortgage	352,283	4,507	2,585	—	359,375
Home equity lines of credit	55,254	650	69	—	55,973
Consumer	15,277	—	—	—	15,277
	$739,060	$36,700	$23,512	$—	$799,272

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2015, and December 31, 2014:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2015
Commercial and industrial	$—	$—	$—	$1,582	$1,582
Commercial real estate	—	—	—	8,964	9,174
Commercial real estate construction	—	—	—	194	468
Residential mortgage	—	—	—	310	310
	$—	$—	$—	$11,050	$11,534

DECEMBER 31, 2014
Commercial and industrial	$—	$—	$—	$1,729	$2,844
Commercial real estate	—	—	—	9,999	10,209
Commercial real estate construction	—	—	—	368	642
Residential mortgage	694	694	302	826	1,052
	$694	$694	$302	$12,922	$14,747

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2015 and 2014:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2015
Commercial and industrial	$—	$—	$1,620	$129
Commercial real estate	—	—	9,424	214
Commercial real estate construction	—	—	261	—
Residential mortgage	347	—	312	—
	$347	$—	$11,617	$343

JUNE 30, 2014
Commercial and industrial	$—	$—	$833	$—
Commercial real estate	180	—	10,295	82
Commercial real estate construction	—	—	749	—
Residential mortgage	1,252	9	386	4
	$1,432	$9	$12,263	$86

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2015 and 2014:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2015
Commercial and industrial	$—	$—	$1,657	$129
Commercial real estate	—	—	9,615	271
Commercial real estate construction	—	—	297	—
Residential mortgage	463	—	483	5
	$463	$—	$12,052	$405

JUNE 30, 2014
Commercial and industrial	$—	$—	$1,080	$—
Commercial real estate	241	—	10,476	330
Commercial real estate construction	—	—	762	—
Residential mortgage	1,401	9	408	8
	$1,642	$9	$12,726	$338

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2015, and December 31, 2014:

In thousands	June 30, 2015	December 31, 2014
Commercial and industrial	$1,582	$1,729
Commercial real estate	2,372	3,325
Commercial real estate construction	194	368
Residential mortgage	21	1,226
	$4,169	$6,648

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of June 30, 2015, and December 31, 2014:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
JUNE 30, 2015
Nonaccruing troubled debt restructurings:
Commercial real estate	$1,021	$1,021	$503
Commercial real estate construction	1,548	1,541	194
Total nonaccruing troubled debt restructurings	2,569	2,562	697
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,593
Residential mortgage	336	336	288
Total accruing troubled debt restructurings	7,454	7,506	6,881
Total Troubled Debt Restructurings	$10,023	$10,068	$7,578

DECEMBER 31, 2014
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$46
Commercial real estate	1,021	1,021	546
Commercial real estate construction	1,548	1,541	274
Total nonaccruing troubled debt restructurings	3,059	3,047	866
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,674
Residential mortgage	336	336	294
Total accruing troubled debt restructurings	7,454	7,506	6,968
Total Troubled Debt Restructurings	$10,513	$10,553	$7,834

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of June 30, 2015 and 2014, there were no defaulted troubled debt restructured loans. There were no charge-offs on troubled debt restructured loans for the three and six months ended June 30, 2015 and 2014. One troubled debt restructured loan paid off during the second quarter of 2015. One forbearance agreement was negotiated during 2009 and modified during 2011, two were negotiated during 2010 and modified during 2013, three were negotiated during 2012, and one was negotiated during 2013.

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

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2015 and 2014.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2015 and December 31, 2014, totaled $749,000 and $568,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015, and December 31, 2014:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2015
Commercial and industrial	$124	$—	$1,582	$1,706	$94,268	$95,974	$—
Commercial real estate	1,786	232	1,637	3,655	275,735	279,390	—
Commercial real estate construction	—	—	194	194	15,471	15,665	—
Residential mortgage	285	826	1,579	2,690	351,743	354,433	1,558
Home equity lines of credit	197	—	88	285	56,583	56,868	88
Consumer	33	—	—	33	14,636	14,669	—
	$2,425	$1,058	$5,080	$8,563	$808,436	$816,999	$1,646

DECEMBER 31, 2014
Commercial and industrial	$153	$—	$1,729	$1,882	$72,973	$74,855	$—
Commercial real estate	236	769	2,269	3,274	278,308	281,582	33
Commercial real estate construction	—	17	368	385	11,825	12,210	—
Residential mortgage	2,664	1,332	2,704	6,700	352,675	359,375	1,502
Home equity lines of credit	169	—	101	270	55,703	55,973	101
Consumer	23	9	—	32	15,245	15,277	—
	$3,245	$2,127	$7,171	$12,543	$786,729	$799,272	$1,636

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2015
Allowance for Loan Losses
Beginning balance - April 1, 2015	$2,170	$5,500	$168	$3,591	$537	$1,030	$2,069	$15,065
Charge-offs	(37)	—	(39)	(428)	(15)	(26)	—	(545)
Recoveries	340	—	—	2	—	3	—	345
Provisions	(209)	(346)	26	196	50	83	200	—
Ending balance - June 30, 2015	$2,264	$5,154	$155	$3,361	$572	$1,090	$2,269	$14,865

Beginning balance - January 1, 2015	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172
Charge-offs	(73)	—	(39)	(504)	(15)	(47)	—	(678)
Recoveries	363	—	—	4	—	4	—	371
Provisions	(74)	(718)	—	16	30	83	663	—
Ending balance - June 30, 2015	$2,264	$5,154	$155	$3,361	$572	$1,090	$2,269	$14,865
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,264	$5,154	$155	$3,361	$572	$1,090	$2,269	$14,865

Loans Receivable
Ending balance	$95,974	$279,390	$15,665	$354,433	$56,868	$14,669	$—	$816,999
Ending balance: individually evaluated for impairment	$1,582	$8,964	$194	$310	$—	$—	$—	$11,050
Ending balance: collectively evaluated for impairment	$94,392	$270,426	$15,471	$354,123	$56,868	$14,669	$—	$805,949

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2014
Allowance for Loan Losses
Beginning Balance - April 1, 2014	$1,798	$5,831	$207	$3,740	$525	$952	$3,106	$16,159
Charge-offs	(23)	(111)	—	(151)	(121)	(4)	—	(410)
Recoveries	4	—	—	7	—	3	—	14
Provisions	185	(258)	18	333	125	47	(450)	—
Ending balance - June 30, 2014	$1,964	$5,462	$225	$3,929	$529	$998	$2,656	$15,763

Beginning Balance - January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(57)	(111)	—	(173)	(121)	(40)	—	(502)
Recoveries	12	—	—	7	—	5	—	24
Provisions	94	(246)	(22)	82	113	86	43	150
Ending balance - June 30, 2014	$1,964	$5,462	$225	$3,929	$529	$998	$2,656	$15,763
Ending balance: individually evaluated for impairment	$—	$—	$—	$260	$—	$—	$—	$260
Ending balance: collectively evaluated for impairment	$1,964	$5,462	$225	$3,669	$529	$998	$2,656	$15,503

Loans Receivable
Ending balance	$61,195	$251,007	$13,707	$355,286	$53,170	$14,932	$—	$749,297
Ending balance: individually evaluated for impairment	$311	$10,464	$709	$1,291	$—	$—	$—	$12,775
Ending balance: collectively evaluated for impairment	$60,884	$240,543	$12,998	$353,995	$53,170	$14,932	$—	$736,522

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2014
Allowance for Loan Losses
Ending balance	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172
Ending balance: individually evaluated for impairment	$—	$—	$—	$302	$—	$—	$—	$302
Ending balance: collectively evaluated for impairment	$2,048	$5,872	$194	$3,543	$557	$1,050	$1,606	$14,870

Loans Receivable
Ending balance	$74,855	$281,582	$12,210	$359,375	$55,973	$15,277	$—	$799,272
Ending balance: individually evaluated for impairment	$1,729	$9,999	$368	$1,520	$—	$—	$—	$13,616
Ending balance: collectively evaluated for impairment	$73,126	$271,583	$11,842	$357,855	$55,973	$15,277	$—	$785,656

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at June 30, 2015, and December 31, 2014, are as follows:

		June 30, 2015
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$16,193	$—	$16,193	$—
Mortgage-backed securities, residential		49,513	—	49,513	—
State and municipal		31,533	—	31,533	—
Corporate bonds		8,057	—	8,057	—
CRA mutual fund		1,053	1,053	—	—
Stock in other banks		892	892	—	—
Total securities available for sale	Recurring	$107,241	$1,945	$105,296	$—
Impaired loans	Nonrecurring	$4,638	$—	$—	$4,638

		December 31, 2014
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$17,317	$—	$17,317	$—
Mortgage-backed securities, residential		53,262	—	53,262	—
State and municipal		35,445	—	35,445	—
Corporate bonds		10,083	—	10,083	—
CRA mutual fund		1,058	1,058	—	—
Stock in other banks		835	835	—	—
Total securities available for sale	Recurring	$118,000	$1,893	$116,107	$—
Impaired loans	Nonrecurring	$5,785	$—	$—	$5,785
Foreclosed assets held for resale	Nonrecurring	$383	$—	$—	$383

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

June 30, 2015
Impaired loans	$4,638	Appraisal of collateral (a)	Appraisal adjustments (b)	(10) - (50)%	(16)%

December 31, 2014
Impaired loans	$5,785	Appraisal of collateral (a)	Appraisal adjustments (b)	(10) - (50)%	(18)%
Foreclosed assets held for resale	$383	Appraisal of collateral (a)	Appraisal adjustments (b)	(10) - (50)%	(44)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at June 30, 2015, and December 31, 2014:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2015, and December 31, 2014:

	June 30, 2015
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,995	$12,995	$6,357	$6,638	$—
Interest-bearing deposits in banks	15,002	15,002	15,002	—	—
Investment securities available for sale	107,241	107,241	1,945	105,296	—
Investment securities held to maturity	75,719	75,665	—	75,665	—
Loans held for sale	916	916	—	916	—
Loans, less allowance for loan losses	802,134	813,027	—	—	813,027
Accrued interest receivable	3,063	3,063	—	3,063	—
Restricted investment in bank stocks	4,058	4,058	—	4,058	—

Financial liabilities:
Deposits	872,169	872,804	—	872,804	—
Short-term borrowings	34,402	34,402	—	34,402	—
Long-term borrowings	78,799	80,095	—	80,095	—
Accrued interest payable	788	788	—	788	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2014
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,502	$13,502	$7,200	$6,302	$—
Interest-bearing deposits in banks	6,171	6,171	6,171	—	—
Investment securities available for sale	118,000	118,000	1,893	116,107	—
Investment securities held to maturity	73,346	73,057	—	73,057	—
Loans held for sale	1,623	1,623	—	1,623	—
Loans, less allowance for loan losses	784,100	795,117	—	—	795,117
Accrued interest receivable	2,950	2,950	—	2,950	—
Restricted investment in bank stocks	4,216	4,216	—	4,216	—

Financial liabilities:
Deposits	844,876	845,565	—	845,565	—
Short-term borrowings	45,699	45,699	—	45,699	—
Long-term borrowings	80,937	82,478	—	82,478	—
Accrued interest payable	773	773	—	773	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2015, and December 31, 2014:

			Net Amounts	Gross Amounts Not Offset
		Gross	of Liabilities	in the Statements of
		Amounts	Presented in	Condition
	Gross Amounts	Offset in the	the		Cash
	of Recognized	Statements of	Statements	Financial	Collateral	Net
In thousands	Liabilities	Condition	of Condition	Instruments	Pledged	Amount
June 30, 2015
Repurchase agreements
Commercial customers and government entities (a)	$34,402	$—	$34,402	$(34,402)	$—	$—

December 31, 2014
Repurchase agreements
Commercial customers and government entities (a)	$45,699	$—	$45,699	$(45,699)	$—	$—

(a) As of June 30, 2015, and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $52,882,000 and $47,576,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2015:

	Remaining contractual maturity of the agreements
In thousands	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$34,402	$—	$—	$—	$34,402
Total	$34,402	$—	$—	$—	$34,402

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

In July 2015, the FASB approved a one-year delay of the effective date for the new revenue recognition standard that it issued jointly with the IASB in 2014. The deferral would require public entities to apply the new revenue standard for annual reporting periods beginning after December 15, 2017 (i.e., January 1, 2018 for a calendar year entity), including interim reporting periods therein. Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2014. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the six months ended June 30, 2015. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2015, compared to quarter ended June 30, 2014

Executive Summary

Net income for the three months ended June 30, 2015, was $2,810,000, compared to $2,731,000 for the same quarter in 2014, an increase of $79,000 or 2.9%. Earnings per share was $0.47 in 2015 and $0.46 in 2014. The Corporation does not report diluted earnings per share, because the Corporation does not have dilutive securities. Net interest income increased $636,000, or 7.6%, as increases in total interest income (including one-time prepayment penalties) offset increases in total interest expense. Provision for loan losses was $0, no change from the same quarter in 2014, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.82% at June 30, 2015. Other income decreased $153,000, or 4.5%, due primarily to lower insurance agency revenues being greater than increases in revenue from deposit fees and sales of loans held for sale. Other expenses increased $321,000, or 3.9%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and higher per employee benefit cost.

Net Interest Income

Net interest income totaled $9,056,000 for the quarter ended June 30, 2015, compared to $8,420,000 for the same period in 2014, an increase of $636,000 or 7.6%. Net interest income increased due to an increase in interest income offsetting an increase in interest expense. Interest income increased $720,000, or 7.7%, due to changing the mix of earning assets to more lending in the Corporation’s marketplace funded from paydowns in the investment portfolio. Additionally, a higher than average amount of loan prepayment penalties and other interest recoveries were recognized totaling $444,000; these sources are unlikely to recur. The increase in interest expense resulted from efforts to better match funding interest rate sensitivity by lengthening maturities to asset sensitivity. More lending was a result of a concerted effort to offset the recent year trend of interest income decreases due to slow economic activity and declines in the Federal Funds Target Rate and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities (not including the FHLB dividend) as paydowns were not reinvested due to continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the second quarter of 2015; even with increased loan demand, there exists ample ability to borrow at low rates for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the second quarter of 2015, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense increased $84,000, or 9.3%, due to both an increase in volume and higher rates. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and filed with the SEC on March 6, 2015. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2015 was 3.44% compared to 3.41% during the same period in 2014. Also comparing the second quarter of 2015 to 2014, the yield on interest earning assets increased by 0.05% and the cost of interest bearing liabilities increased by 0.02%. The net interest margin was 3.53% (3.36% without non recurring interest income) for the second quarter of 2015 and 3.53% for the second quarter of 2014. The net interest margin stability was mainly a result of the non recurring interest income and an improved mix of loans in earning assets offsetting the increase in funding rates.

Average earning assets were $1,031,000,000 during the second quarter of 2015, an increase of $61,000,000 from the average for the second quarter of 2014. Average interest bearing liabilities were $841,000,000 in the second quarter of 2015, an increase of $39,000,000 from the same quarter in 2014. Non-interest demand deposits increased $20,500,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the second quarters of 2015 and 2014. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation, as well as continuing improvement in asset quality, including nonaccrual loans decreasing by 27% and all substandard loans decreasing by 19% since June 30, 2014, and all substandard loans decreasing by 22% and nonaccrual loans decreasing by 37% since December 31, 2014. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2015, the Corporation had net charge-offs of $200,000, as compared to net charge-offs of $396,000 for the second quarter of 2014.

Other Income

Total other income was $3,239,000 for the three months ended June 30, 2015, down $153,000, or 4.5%, from the second quarter of 2014. Fees from deposit accounts increased by $51,000, or 9.6%, due to increased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions decreased by $7,000 or 1.8% to $393,000 due to lower volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $377,000 for the three months ended June 30, 2015, as compared to $411,000 for the second quarter of 2014, an 8.3% decrease as a result of lower estate fee income, which is inherently sporadic in nature, which to a large extent was offset by higher fee volume from increased assets under management. Earnings on bank-owned life insurance decreased by $4,000, or 1.4%, as a result of changes in crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $305,000, or 19.9%, to $1,227,000 partially due to timing of commission receipts from insurance carriers on swim club program premiums. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the second quarter of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations, included in the revenue decrease was $81,000 lower contingent commissions in 2015 when compared to 2014. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other income in the quarter ended June 30, 2015, was up by $97,000, or 55.4%, to $272,000 due to increased (but still historically low) fees related to sales of residential mortgages, which continues to reflect industry-wide low activity.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $409,000, or 8.3%, when comparing the second quarter of 2015 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                  a higher skilled mix of employees necessitated by growth;

•                  normal merit increases to employees and associated payroll taxes;

•                  higher performance-based commissions and incentives;

•                  higher employee benefit plan costs, including health insurance;

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  increased defined benefit pension expense, which was up by $103,000, or 77.9%, when comparing the three months ended June 30, 2015, to June 30, 2014, resulting from a decrease in the discount rate on the last valuation date which increased the future pension obligations and changes in actuarial assumptions.

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

Net occupancy expense increased by $31,000, or 6.3%, mostly due to new net lease expense of additional facilities. Equipment expense increased by $80,000, or 11.8%, as a result of cost of additional technology assets.

Professional services expense totaled $179,000 for the second quarter of 2015, as compared to $270,000 for the same period in 2014, a decrease of $91,000 or 33.7%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $127,000 for the quarter, or 37.8% lower in the second quarter of 2015, as compared to the same period of 2014. Marketing expense varies with the timing and amount of budgeted advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2014 was also related to the opening of a new retail banking office location.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $81,000 and $74,000 for the quarters ended June 30, 2015 and 2014, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2015 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $54,000, or 29.7%, due to higher accruals for Shares Tax partially offset by a sales tax refund from a prior period received in the second quarter of 2015. Shares Tax, the Pennsylvania shareholders’ equity-based tax is projected to increase sharply based on a state government budget proposal. Supplies and postage expense increased by 40.8% in part due to variation in timing of postage refills and supply reorders. FDIC and regulatory expense decreased 19.4% based on balance sheet and risk parameters. Intangible amortization decreased 47.9% due to the full amortization of the RIG purchase intangible assets, while subsequent books of business purchases amortization continues. Other operating expenses decreased by $24,000, or 2.7%, in the second quarter of 2015, as compared to the second quarter of 2014. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. The expense of reimbursing debit card customers for unauthorized transactions to their accounts, resulting from various merchant database breaches and other third-party fraudulent use, added approximately $13,000 to other expenses in the second quarter of 2015. These third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides material revenue to the Corporation. The expense related to reimbursements are unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $944,000, or 25.2% of pretax income, during the second quarter of 2015, as compared to $861,000, or 24.0% of pretax income, during the same period in 2014. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Some tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments, while an amount were sold in the prior year to reduce the chance of future credit risk. The largest change to income tax provision and rate during the second quarter ended June 30, 2015, was lower low-income housing tax credits of $75,000 due to expirations, as compared to $169,000 for the second quarter of 2014.

Six months ended June 30, 2015, compared to Six months ended June 30, 2014

Executive Summary

Net income for the six months ended June 30, 2015, was $5,353,000, compared to $5,203,000 for the same quarter in 2014, an increase of $150,000 or 2.9%. Earnings per share was $0.89 in 2015 and $0.87 in 2014. The Corporation does not report diluted earnings per share, because the Corporation does not have dilutive securities. Net interest income increased $1,060,000, or 6.3%, as increases in total interest income (including one-time prepayment penalties) offset increases in total interest expense. Provision for loan losses decreased $150,000, or 100.0%, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.82% at June 30, 2015. Other income increased $38,000, or 0.6%, due primarily to higher deposit fees, selling certain municipal securities, and selling loans held for sale. Other expenses increased $863,000, or 5.4%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and higher per employee benefit cost.

Net Interest Income

Net interest income totaled $17,897,000 for the six months ended June 30, 2015, compared to $16,837,000 for the same period in 2014, an increase of $1,060,000 or 6.3%. Net interest income increased due to an increase in interest income offsetting an increase in interest expense. Interest income increased $1,212,000, or 6.5%, due to changing the mix of earning assets to more lending in the Corporation’s marketplace funded from paydowns in the investment portfolio. Additionally, a higher than average dividend was received on its Federal Home Loan Bank (FHLB) stock and certain loan prepayment penalties and other non recurring interest recoveries were recognized; these sources are sporadic in nature. The increase in interest expense resulted from efforts to better match funding interest rate sensitivity by lengthening maturities to asset sensitivity. More lending was a result of a concerted effort to offset the recent year trend of interest income decreases due to slow economic activity and declines in the Federal Funds Target Rate and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities (not including the FHLB dividend) as paydowns were not reinvested due to continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first six months of 2015; even with increased loan demand, there exists ample ability to borrow at low rates for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first half of 2015, several of the core deposit rates continued at practical floors after the Federal Open Market Committee decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% to 0.25% since that time. Interest expense increased $152,000, or 8.4%. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and filed with the SEC on March 6, 2015. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2015 was 3.46% compared to 3.45% during the same period in 2014. Also comparing the first six months of 2015 to 2014, the yield on interest earning assets increased by 0.04% and the cost of interest bearing liabilities increased by 0.03%. The net interest margin was 3.55% (3.43% without non recurring interest income) for the first six months of 2015 and 3.52% (3.48% without the one-time interest recoveries) for the same period in 2014. The net interest margin increase was mainly a result of an improved mix of loans in earning assets and non recurring interest offsetting the approximately same increase in funding rates.

Average earning assets were $1,018,000,000 during the first six months of 2015, an increase of $53,000,000 from the average for the first six months of 2014. Average interest bearing liabilities were $835,000,000 in the first six months of 2015, an increase of $32,000,000 from the same period in 2014. Non-interest demand deposits increased $19,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the first six months of 2015 compared to $150,000 in the first six months of 2014, a decrease of $150,000 or 100.0%. The decrease was a result of the analysis of the adequacy of the allowance for loan losses calculation, as well as continuing improvement in asset quality, including nonaccrual loans decreasing by 27% and all substandard loans decreasing by 19% since June 30, 2014, and all substandard loans decreasing by 22% and nonaccrual loans decreasing by 37% since December 31, 2014. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2015, the Corporation had net charge-offs of $307,000, as compared to net charge-offs of $478,000 for the first six months of 2014.

Other Income

Total other income was $6,032,000 for the six months ended June 30, 2015, up $38,000, or 0.6%, from the first six months of 2014. Fees from deposit accounts increased by $112,000, or 11.2%, due to increased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions decreased 0.5% to $754,000 due to lower volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $740,000 for the six months ended June 30, 2015, as compared to $737,000 for the six months ended June 30, 2014, an 0.4% increase as a result of lower estate fee income, which is inherently sporadic in nature, offset by higher fee volume from increased assets under management. Earnings on bank-owned life insurance increased by $3,000, or 0.6%, as a result of the purchase of additional policies in the first quarter of 2014. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $317,000, or 12.2%, to $2,280,000 partially due to timing of commission receipts from a new insurance carrier on carrier- billed premiums, which differs from the timing of payments from the previous carrier, but also lower commission rates on commercial policies. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are mostly received in the second quarter of each year, and the amount is at the discretion of the insurance carriers in accordance with applicable insurance regulations, included in the revenue decrease was $81,000 lower contingent commissions in 2015. Heightened pressure on commissions is expected to continue in this business line from insurance company actions, and contingent commissions are not predictable. Other income in the six months ended June 30, 2015, was up by $193,000, or 62.9%, to $500,000 due to increased fees related to sales of residential mortgages.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $879,000, or 9.1%, when comparing the first six months of 2015 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  increased defined benefit pension expense, which was up by $205,000, or 77.9%, when comparing the six months ended June 30, 2015, to June 30, 2014, resulting from a decrease in the discount rate on the last valuation date which increased the future pension obligations and changes in actuarial assumptions.

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

Net occupancy expense increased by $50,000, or 4.7%, mostly due to new depreciation expense of additional facilities. Equipment expense increased by $145,000, or 11.0%, as a result of cost of additional technology assets.

Professional services expense totaled $424,000 during the first six months of 2015, as compared to $574,000 for the same period in 2014, a decrease of $150,000 or 26.1%. This category includes expenses related to corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $205,000 for the first six months of 2015, or 31.9% lower as compared to the same period of 2014. Marketing expense varies with the timing and amount of budgeted advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2014 was also related to the opening of the new retail banking office location.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $108,000 and $117,000 for the six months ended June 30, 2015 and 2014, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2015 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $26,000, or 7.0%, net of sales tax refund from a prior period received in the first half of 2015, due to higher Shares Tax. The Pennsylvania shareholders’ equity-based tax is projected to increase sharply based on a state government budget proposal. Supplies and postage expense increased by 16.5% in part due to variation in postage refills and supply reorders. FDIC and regulatory expense decreased 17.5% based on balance sheet and risk parameters. Intangible amortization decreased 48.6%

due to the full amortization of the RIG purchase intangible assets at the end of 2014, while subsequent books of business purchases amortization continues. Other operating expenses increased by $201,000, or 14.0%, in the first six months of 2015, as compared to the first six months of 2014. Increases included higher costs for corporate governance, as well as other normal variations in various categories. The first six months of 2014 included one-time reductions associated with closing out a low-income housing project. $24,000 in expense of reimbursing debit card customers for unauthorized transactions to their accounts, resulting from various merchant database breaches and other third-party fraudulent use, was included in other expenses in the first half of 2015. These third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides material revenue to the Corporation.

Provision for Income Taxes

The Corporation recognized income taxes of $1,811,000, or 25.3% of pretax income, during the first six months of 2015, as compared to $1,576,000, or 23.3% of pretax income, during the same period in 2014. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Some tax-exempt investments have been allowed to run off due to concerns of interest rate risk related to these investments, while a limited amount were sold in both years to reduce the chance of future credit risk. The largest change to income tax provision and rate during the six months ended June 30, 2015, was lower low-income housing tax credits of $150,000 due to expirations, as compared to $339,000 for the six months ended June 30, 2014.

FINANCIAL CONDITION

Assets totaled $1,106,251,000 at June 30, 2015, compared to $1,089,808,000 at December 31, 2014, and $1,057,253,000 at June 30, 2014. Average earning assets during the six months ended June 30, 2015, increased to $1,018,000,000 from $965,000,000 during the same period in 2014. Average interest bearing liabilities increased in 2015 to $835,000,000 from $803,000,000 in 2014, while average non-interest bearing deposits increased by $19,000,000.

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

At June 30, 2015, the securities balance included a net unrealized gain on available for sale securities of $2,040,000, net of taxes, on amortized cost of $104,151,000 versus a net unrealized gain of $2,570,000, net of taxes, on amortized cost of $114,106,000 at December 31, 2014, and a net unrealized gain of $3,012,000, net of taxes, on amortized cost of $118,380,000 at June 30, 2014. The change in fair value of available for sale securities during 2015 was the result of a lower amount of investments in the available for sale portfolio as well as a changes in the U.S. Treasury yield curve rates, and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Even though the Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014, events in the domestic and international economies caused interest rates to continue to remain low. Previously, actions by the Federal Reserve to lower rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption were offset by the bond markets’ concern about the level of U.S. debt and inflation, leading to generally lower rates on the yield curve despite fair values being volatile on any given day in all periods presented.

At June 30, 2015, the securities balance included held to maturity securities with an amortized cost of $75,719,000 and a fair value of $75,665,000, as compared to an amortized cost of $73,346,000 and a fair value of $73,057,000 at December 31, 2014, and an amortized cost of $77,593,000 and a fair value of $76,916,000 at June 30, 2014. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because of prevailing low interest rates at purchase; therefore, these securities are projected not to be practicable to sell for liquidity needs in future periods. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $67,702,000, or 9.0%, from June 30, 2014, to June 30, 2015, and increased by $17,727,000, or 2.2%, from December 31, 2014, to June 30, 2015. The year-over-year increase in loan volume, as discussed below, was the result of determined efforts to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing elsewhere for different rates or terms. More payoffs are anticipated in the remainder of 2015 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first six months of 2015, commercial purpose loans increased, while local market portfolio residential mortgages decreased. Commercial purpose segments increased $22,382,000, or 6.1%, as compared to December 31, 2014. These loans are spread among diverse categories that include commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $4,047,000, or 1.0%, as compared to December 31, 2014. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $411,301,000 total in residential mortgage loans at June 30, 2015, $88,021,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.09% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is proximal to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $127,281,000, or 15.6% of total loans, at June 30, 2015. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2015 and the resulting allowance at June 30, 2015, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2014 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented probable losses at June 30, 2015.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for year-to-date June 30, 2015, was $150,000 less than the provision for year-to-date June 30, 2014. More specifically, even though total loans increased, provision expense decreased because of the decrease in substandard loans, as well as the fact that most impaired credits were, in the opinion of management, adequately collateralized. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense consistent with recent improving credit quality in the loan portfolio.

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

In an exposure draft issued in the fourth quarter of 2012, the Financial Accounting Standards Board (FASB) proposed changes to the accounting guidance related to the impairment of financial assets and the recognition of credit losses. The FASB proposal would require financial institutions to reserve for losses for the duration of the credit exposure as opposed to reserving for probable losses. The new methodology would be known as the “current expected credit losses” (CECL) methodology. The FASB is currently in the process of re-deliberating significant issues raised through feedback received via comment letters and outreach activities. FASB expects to issue this proposed accounting standard update in late 2015. An effective date has yet to be discussed. Upon adoption, the change in this accounting guidance could result in an increase in the Company’s allowance for loan losses and require the Company to record loan losses more rapidly. Upon final issuance of the standard, the Company will be able to better evaluate the potential impact of this new standard on its consolidated financial statements.

The allowance for loan losses at June 30, 2015, was $14,865,000, or 1.82% of loans, as compared to $15,763,000, or 2.10% of loans, at June 30, 2014, and $15,172,000, or 1.90% of loans, at December 31, 2014.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2015	Year Ended December 31, 2014	Six Months Ended June 30, 2014
Beginning balance - January 1	$15,172	$16,091	$16,091
Provisions charged to operations	—	150	150
Recoveries on charged-off loans	371	122	24
Loans charged-off	(678)	(1,191)	(502)
Ending balance	$14,865	$15,172	$15,763

Loans past due 90 days and still accruing were $1,646,000 and nonaccrual loans were $4,169,000 as of June 30, 2015. $697,000 of the nonaccrual balance at June 30, 2015, were in troubled debt restructured loans. $6,881,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,643,000 at June 30, 2014, while nonaccruals were $5,722,000. $1,296,000 of the nonaccrual balance at June 30, 2014, was in troubled debt restructured loans. $7,053,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,636,000 at December 31, 2014, while nonaccruals were $6,648,000. $866,000 of the nonaccrual balance at December 31, 2014, were in troubled debt restructured loans. $6,968,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at June 30, 2015, June 30, 2014, and December 31, 2014, were approximately $7,311,000, $10,000,000 and $9,896,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2015, as compared to December 31, 2014, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2015
Commercial real estate construction	1	$194	$—	$—	In market	2006 - 2010
Owner occupied commercial real estate	10	2,372	—	—	In market	1995 - 2012
Investment/rental residential real estate	1	21	—	—	In market	2003 - 2011
Commercial and industrial	2	1,582	—	—	In market	2006 - 2007
Total	14	$4,169	$—	$—

December 31, 2014
Commercial real estate construction	2	$368	$—	$—	In market	2006 - 2010
Owner occupied commercial real estate	12	3,325	—	111	In market	1995 - 2012
Investment/rental residential real estate	3	1,226	302	543	In market	2003 - 2011
Commercial and industrial	3	1,729	—	—	In market	2006 - 2007
Total	20	$6,648	$302	$654

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

Included in commercial real estate construction at June 30, 2015, the Corporation had one impaired and nonaccrual loan of $194,000 to finance a project in the Corporation’s primary trading area of southcentral Pennsylvania. The loan had standard terms and conditions, including repayment from the sales of the respective properties and no interest reserves, and was originated during the first half of 2006. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan. The workout plan resulted in payments of $500,000 since 2013. One smaller unrelated commercial real estate construction loan, added in 2010, was reduced by collateral sales to $94,000 and was moved to foreclosed assets in 2015 with a $39,000 charge off.

Owner occupied commercial real estate at June 30, 2015, includes 10 unrelated loan relationships, all of which but an $830,000 loan relationship for farmland, have balances of less than $465,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. A farmland relationship with an outstanding balance of $830,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing. Based on recent appraisals, management believes the loan is adequately collateralized and some principal payments are being made. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures. A $619,000 loan was paid in full by the borrower in the second quarter of 2015.

Investment/rental residential real estate at June 30, 2015, includes one loan relationships totaling $21,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One unrelated loan for approximately $508,000 in this category at December 31, 2014, was moved to foreclosed assets upon receipt of legal title in the first quarter 2015. One loan at December 31, 2014, with a balance of $694,000 had a specific allocation of $302,000 based upon appraisal less estimated costs to sell was moved to foreclosed assets in the second quarter with a $416,000 charge off based on more recent appraisals.

Included in impaired commercial and industrial loans at June 30, 2015, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,581,000. This loan was moved to nonaccrual in the third quarter of 2014 after becoming delinquent with no indication of when regular payments would resume. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. The remaining unrelated smaller loan in this category, a business loan impacted by the general economic downturn, has a remaining balance of $1,000 at June 30, 2015.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $1,504,000 for 10 properties to unrelated borrowers at June 30, 2015, compared to $1,617,000 for 12 unrelated properties at December 31, 2014. The decrease in the carrying value was due to asset values of four properties that were added, less six properties that were sold. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2015; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $872,169,000 as of June 30, 2015. Deposits increased by $50,893,000, or 6.2%, from June 30, 2014, to June 30, 2015, and increased by $27,293,000, or 3.2%, from December 31, 2014, to June 30, 2015. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. Included in the overall increase since 2014 was an increase in certificate of deposit (CD) retail balances, a change from previous periods when market-priced CD products were not attractive compared to alternative investments such as equity securities. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets continue to improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2015, short-term borrowings were $34,402,000, as compared to $45,699,000 at December 31, 2014, and $42,202,000 at June 30, 2014. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2014, repurchase agreement balances were down $11,297,000, or 24.7%, due to changes in the cash flow position of ACNB’s commercial and local government customer base. There were $0 in short-term FHLB borrowings at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist primarily of longer-term advances from the FHLB that provide term funding of loan assets and contribute to a more balanced net repricing position. In addition, this category includes a loan from a commercial bank to fund the purchase of RIG with a remaining balance of $1,299,000. Long-term borrowings totaled $78,799,000 at June 30, 2015, versus $80,937,000 at December 31, 2014, and $76,572,000 at June 30, 2014. The Corporation increased long-term borrowings from June 30, 2014, even though deposits were available to fund loan demand and amounts were available from investment cash flow, because the FHLB has longer duration. To replace normal FHLB maturities, laddered FHLB fixed-rate term advances were taken in 2014 and 2015 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to enhance long-term shareholder value, while maintaining its “well-capitalized” position in relationship to its risk exposure. Total stockholders’ equity was $112,901,000 at June 30, 2015, compared to $110,022,000 at December 31, 2014, and $110,454,000 at June 30, 2014. Stockholders’ equity increased in the first six months of 2015 by $2,879,000 due in part to $2,946,000 in earnings retained in capital and a $364,000 increase in accumulated other comprehensive loss in part as a result of decrease in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2015, ACNB earned $5,353,000 and paid dividends of $2,407,000 for a dividend payout ratio of 45.0%. During the first six months of 2014, ACNB earned $5,203,000 and paid dividends of $2,278,000 for a dividend payout ratio of 43.8%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2015, 14,458 shares were issued under this plan with proceeds in the amount of $297,000. Year-to-date June 30, 2014, 14,035 shares were issued under this plan with proceeds in the amount of $267,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2015, and December 31, 2014, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized”. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of June 30, 2015, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2015	December 31, 2014	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.84%	8.86%	5.00%
Common Tier 1 capital (to risk-weighted assets)	12.98%	—%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.98%	12.75%	8.00%
Total risk-based capital ratio	14.24%	14.01%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2015, ACNB’s banking subsidiary had a borrowing capacity of approximately $478,500,000 from the FHLB, of which $401,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $281,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $34,402,000 and $45,699,000 at June 30, 2015, and December 31, 2014, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2015, the Corporation had unfunded outstanding commitments to extend credit of approximately $196,284,000 and outstanding standby letters of credit of approximately $4,966,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2015, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year-ended December 31, 2014. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended June 30, 2015. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

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

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2015, there were no issued or outstanding shares of preferred stock.

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

Exhibit 10.4

Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock, and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan — Applicable to Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock, and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.21	ACNB Bank Variable Compensation Plan dated January 1, 2014. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 25, 2015.)

Exhibit 10.22

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 25, 2015.)

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

ACNB CORPORATION (Registrant)

Date:	July 31, 2015	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)