Form 10-K
period 2015-12-31
ACNB CORP
filed 2016-03-04
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2015, was approximately $122,345,128.

         The number of shares of the registrant's common stock outstanding on March 4, 2016, was 6,039,724.

         Documents Incorporated by Reference

         Portions of the registrant's 2016 definitive Proxy Statement are incorporated by reference into Part III of this report.

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

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $1.1 billion financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with twenty-one retail banking offices in Adams, Cumberland, Franklin and York Counties, Pennsylvania, as well as one loan production office in York County, Pennsylvania, as of December 31, 2015. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

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

BANKING SUBSIDIARY

ACNB Bank

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2015, ACNB Bank had total assets of $1,135,000,000, total gross loans of $853,000,000, total deposits of $918,000,000, and total equity capital of $96,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2015, the Bank had thirteen branches in Adams County, four branches in York County, one branch in Cumberland County, and two branches in Franklin County, as well as a loan production office in York County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby the ACNB Bank Trust Department is named as trustee of financial assets. As trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another part of the Trust Department business. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $178,000,000 at December 31, 2015.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        ACNB Corporation's wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), is a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2015, were $9,819,000.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

BankersRe Insurance Group, SPC

        BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Co., SPC) was organized in 2000 and held an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolio was novated to a third party during 2012. This entity was not material to ACNB's financial condition or results of operations.

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc., Westminster, Maryland. ACNB Bank serves its marketplace via a network of twenty-one retail banking offices located throughout Adams County, Pennsylvania, as well as in Dillsburg, Hanover and Spring Grove, York County, Pennsylvania, in Newville, Cumberland County, Pennsylvania, and in Chambersburg, Franklin County, Pennsylvania. In addition, the Bank operates a loan office in York, York County, Pennsylvania. Russell Insurance Group, Inc. offers a broad range of commercial and personal insurance lines with licenses in 42 states, including Pennsylvania and Maryland, through offices in Westminster, Carroll County, and Germantown, Montgomery County, Maryland. Accordingly, ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA, along with all of Adams County, Pennsylvania, and parts of Franklin County, Pennsylvania. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the bank's market recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the Internet. There are 80 publicly-traded banks in Pennsylvania, 18 have higher market share than ACNB. In addition, there are 18 thrift institutions and numerous credit unions in Pennsylvania, some with higher market share. Banks, thrifts, credit unions, and other financial service providers in northern Maryland are also competition.

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

Deposit Insurance

        Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

        ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE—Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages", which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages and, as a result, generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are "higher-priced" (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation's lending activities and the Corporation's statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation's business.

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

        In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by Dodd-Frank. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

  •
  A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.

  •
  A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

  •
  A minimum ratio of total capital to risk-weighted assets of 8%.

  •
  A minimum leverage ratio of 4%.

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

        A more in-depth discussion of how these new capital rules will affect ACNB Corporation appears under Item 7 (Management's Discussion and Analysis of Financial Condition and results of Operations).

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

Monetary and Fiscal Policy

        ACNB and its subsidiary bank are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve and FDIC. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. The nature and impact of monetary and fiscal policies on future business and earnings of ACNB cannot be predicted at this time. From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of ACNB and the subsidiary bank, or otherwise change the business environment. Management cannot predict whether any of this legislation will have a material effect on the business of ACNB.

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

EMPLOYEES

        As of December 31, 2015, ACNB had 296 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2015, approximately 49% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because the Corporation would no longer have the benefit of their skills, knowledge of ACNB's market, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel. ACNB currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President, Secretary & Chief Governance Officer; Executive Vice President, Treasurer & Chief Financial Officer; the President of ACNB Bank; and, the President & Chief Executive Officer of Russell Insurance Group, Inc.

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

        Goodwill, which has an indefinite useful life, is evaluated pursuant to ASC Topic 350, Intangibles—Goodwill and Other, for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment.

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

THE SEVERITY AND DURATION OF A FUTURE ECONOMIC DOWNTURN AND THE COMPOSITION OF THE BANKING SUBSIDIARY'S LOAN PORTFOLIO COULD IMPACT THE LEVEL OF LOAN CHARGE-OFFS AND THE PROVISION FOR LOAN LOSSES AND MAY AFFECT ACNB'S NET INCOME OR LOSS.

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

        Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about ACNB's business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by ACNB's customers or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage ACNB's reputation adversely affecting customer or investor confidence.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of twenty offices at December 31, 2015. Thirteen retail banking offices are located in Adams County, one is located in Cumberland County, two are located in Franklin County, and four are located in York County, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania. Bank offices at fifteen locations are owned, while six are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG owns an office located in Carroll County, Maryland, and leases an office in Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2015, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2015 and 2014, there were 20,000,000 shares of common stock authorized, 6,102,324 and 6,078,250 shares issued, respectively, and 6,039,724 and 6,015,650 shares outstanding, respectively. As of December 31, 2015, ACNB had approximately 2,227 stockholders of record. At December 31, 2015 and 2014, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Notes J—"Regulatory Restrictions on Dividends" and N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2015, there were 5,673 shares of common stock granted as restricted stock awards to either employees or directors. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2015, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2015, there were 105,708 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2015, 2014 or 2013.

        The following table reflects the quarterly high and low prices of ACNB's common stock and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2015:
First Quarter	$21.35	$19.80	$0.20
Second Quarter	20.89	20.04	0.20
Third Quarter	21.75	19.65	0.20
Fourth Quarter	22.14	20.63	0.20
2014:
First Quarter	$19.50	$18.00	$0.19
Second Quarter	19.99	18.37	0.19
Third Quarter	19.87	18.69	0.19
Fourth Quarter	21.83	19.08	0.20

        The Corporation used the Mid-Atlantic Custom Peer Group—Asset $700M-$2B performance graph below, which management believes better represents the Corporation's performance versus other financial institutions of similar size.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
ACNB Corporation	100.00	92.79	114.14	133.13	166.78	169.77
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
Mid-Atlantic Custom Peer Group—Asset $700M-$2B*	100.00	95.27	116.21	149.25	160.56	168.65

*
Mid-Atlantic Custom Peer Group—Asset $700M-$2B consists of Mid-Atlantic commercial banks with assets between $700M to $2B as of September 30, 2015, and indicated below. Source: SNL Financial LC, Charlottesville, VA

Company	City	State	Company	City	State
1st Constitution Bancorp	Cranbury	NJ	FNB Bancorp, Inc.	Newtown	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Franklin Financial Services Corporation	Chambersburg	PA
ACNB Corporation	Gettysburg	PA	Howard Bancorp, Inc.	Ellicott City	MD
Adirondack Trust Company	Saratoga Springs	NY	Lyons Bancorp, Inc.	Lyons	NY
AmeriServ Financial, Inc.	Johnstown	PA	Marlin Business Services Corp.	Mount Laurel	NJ
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Mid Penn Bancorp, Inc.	Millersburg	PA
Bank of Utica	Utica	NY	Norwood Financial Corp.	Honesdale	PA
BCB Bancorp, Inc.	Bayonne	NJ	Old Line Bancshares, Inc.	Bowie	MD
CB Financial Services, Inc.	Carmichaels	PA	Orange County Bancorp, Inc.	Middletown	NY
Chemung Financial Corporation	Elmira	NY	Orrstown Financial Services, Inc.	Shippensburg	PA
Citizens & Northern Corporation	Wellsboro	PA	Parke Bancorp, Inc.	Sewell	NJ
Citizens Financial Services, Inc.	Mansfield	PA	Penns Woods Bancorp, Inc.	Williamsport	PA
Codorus Valley Bancorp, Inc.	York	PA	Peoples Financial Services Corp.	Scranton	PA
Community Financial Corporation	Waldorf	MD	QNB Corp.	Quakertown	PA
DNB Financial Corporation	Downingtown	PA	Republic First Bancorp, Inc.	Philadelphia	PA
Embassy Bancorp, Inc.	Bethlehem	PA	Royal Bancshares of Pennsylvania, Inc.	Bala Cynwyd	PA

Company	City	State	Company	City	State
ENB Financial Corp	Ephrata	PA	Shore Bancshares, Inc.	Easton	MD
Evans Bancorp, Inc.	Hamburg	NY	Solvay Bank Corporation	Solvay	NY
Fidelity D & D Bancorp, Inc	Dunmore	PA	Somerset Trust Holding Company	Somerset	PA
First Bank	Hamilton	NJ	Stewardship Financial Corporation	Midland Park	NJ
First Keystone Corporation	Berwick	PA	Two River Bancorp	Tinton Falls	NJ
First National Community Bancorp, Inc.	Dunmore	PA	Unity Bancorp, Inc.	Clinton	NJ
First United Corporation	Oakland	MD

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2015	2014	2013	2012	2011
INCOME STATEMENT DATA
Interest income	$39,464	$37,526	$37,601	$40,439	$41,832
Interest expense	3,858	3,646	3,989	6,095	7,462

Net interest income	35,606	33,880	33,612	34,344	34,370
Provision for loan losses	—	150	1,450	4,675	5,435

Net interest income after provision for loan losses	35,606	33,730	32,162	29,669	28,935
Other income	12,406	11,904	11,703	11,867	11,737
Other expenses	33,234	32,264	32,015	30,331	30,016

Income before income taxes	14,778	13,370	11,850	11,205	10,656
Provision for income taxes	3,761	3,080	2,535	2,319	2,154

Net income	$11,017	$10,290	$9,315	$8,886	$8,502

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,147,925	$1,089,808	$1,046,047	$1,049,995	$1,004,823
Securities	$197,235	$191,346	$224,356	$215,949	$219,259
Loans, net	$838,213	$784,100	$712,557	$691,311	$678,986
Deposits	$912,980	$844,876	$800,643	$834,176	$782,795
Borrowings	$111,702	$126,636	$131,755	$107,257	$117,153
Stockholders' equity	$114,715	$110,022	$106,802	$101,264	$97,474
COMMON SHARE DATA
Earnings per share—basic	$1.83	$1.71	$1.56	$1.49	$1.43
Cash dividends declared	$0.80	$0.77	$0.76	$0.76	$0.76
Book value per share	$18.99	$18.29	$17.83	$16.98	$16.39
Weighted average number of common shares	6,026,224	6,002,240	5,976,960	5,953,723	5,936,030
Dividend payout ratio	43.75%	44.92%	48.76%	50.91%	53.15%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.99%	0.97%	0.90%	0.86%	0.85%
Return on average equity	9.77%	9.32%	9.00%	8.91%	8.80%
Average stockholders' equity to average assets	10.10%	10.43%	9.95%	9.61%	9.72%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.68%	1.04%	1.44%	1.00%	2.02%
Net charge-offs to average loans outstanding	0.05%	0.14%	0.31%	0.48%	0.77%
Allowance for loan losses to total loans	1.73%	1.90%	2.21%	2.38%	2.23%
Allowance for loan losses to non-performing loans	252.91%	183.15%	153.26%	237.04%	110.29%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2015. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2015 continued to be challenging for financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering wage stagnation, and slow uneven growth. ACNB continued to be profitable and well capitalized despite the legacy effects of the United States economy's recent past. Higher net interest income and improved fee income offset increased expenses resulting in increased net income of $11,017,000, or $1.83 per share, in 2015, compared to $10,290,000, or $1.71 per share, in 2014 and $9,315,000, or $1.56 per share, in 2013. Returns on average equity were 9.77%, 9.32% and 9.00% in 2015, 2014 and 2013, respectively.

        Because funding costs were near practical floors, they could not be decreased at the same increments as earning asset decreases; therefore, the Corporation's net interest margin decreased to 3.45% in 2015, compared to 3.47% and 3.48% in 2014 and 2013, respectively. Net interest income was $35,606,000 in 2015, as compared to $33,880,000 in 2014 and $33,612,000 in 2013.

        Other income was $12,406,000, $11,904,000 and $11,703,000 in 2015, 2014 and 2013, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which decreased by 4.24% in 2015 to $4,634,000, hindered by lower contingent commissions and decreased commercial insurance volume, both partially a result of specific actions of insurance carriers. In 2015, a $261,000 gain was recognized on sold or merged investments, in 2014 a $62,000 gain was recognized on sold investments compared to net gains of $0 in 2013. Income from fiduciary activities totaled $1,589,000 for 2015, as compared to $1,418,000 for 2014 and $1,299,000 for 2013. Trust fiduciary income increased from new account relationships and increased market values in accounts. Service charges on deposit accounts increased 9.0% to $2,308,000 for 2015 due to concerted management of this fee source, while revenue from ATM and debit card transactions decreased 6.1% to $1,456,000 due to changes in customer behaviors resulting in lower volume.

        Other expenses increased to $33,234,000, or by 3.01%, in 2015, as compared to $32,264,000 in 2014. Other expenses totaled $32,015,000 in 2013. The largest component of other expenses is salaries and employee benefits, which increased 7.3% to $20,932,000 in 2015 compared to $19,516,000 in 2014, due to an increase in employees, merit increases, and the increased cost of benefits including higher pension expense. Compared to 2014, occupancy expense increased 5.9% in 2015 due to higher net lease expense and new locations, and equipment expense increased 8.6% from maintenance of technology assets. Professional services expense decreased 9.8% from lower problem loan-related legal expenses in 2015, along with varying compliance and corporate governance engagements. Marketing and corporate relations expense decreased by 23.1% due to specific campaigns and brand awareness activities. FDIC and regulatory expense decreased by 11.1% based on these agencies' formulas; however, it is still a significant expense as the result of a requirement of all FDIC-insured banks to restore and maintain the Deposit Insurance Fund to protect depositors' accounts. In 2015, foreclosed real estate expenses decreased $227,000 or 65.6% resulting from lower final sale losses in 2015. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2015			2014			2013
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$819,866	$35,090	4.28%	$752,837	$32,573	4.33%	$711,841	$32,084	4.51%

Taxable securities	158,685	3,127	1.97%	172,698	3,647	2.11%	186,900	4,230	2.26%
Tax-exempt securities	31,045	859	2.77%	38,380	1,042	2.71%	41,597	1,197	2.88%

Total Securities	189,730	3,986	2.10%	211,078	4,689	2.22%	228,497	5,427	2.38%
Other	22,328	388	1.74%	13,474	264	1.96%	25,107	90	0.36%

Total Interest Earning Assets	1,031,924	39,464	3.82%	977,389	37,526	3.84%	965,445	37,601	3.89%

Cash and due from banks	13,283			12,838			13,663
Premises and equipment	17,427			15,930			14,603
Other assets	69,418			67,189			63,099
Allowance for loan losses	(14,942)			(15,833)			(17,072)

Total Assets	$1,117,110			$1,057,513			$1,039,738

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$184,869	$120	0.06%	$179,903	$127	0.07%	$183,341	$140	0.08%
Savings deposits	288,369	227	0.08%	264,467	194	0.07%	260,093	197	0.08%
Time deposits	250,550	1,773	0.71%	239,000	1,489	0.62%	251,312	1,840	0.73%

Total Interest Bearing Deposits	723,788	2,120	0.29%	683,370	1,810	0.26%	694,746	2,177	0.31%
Short-term borrowings	40,217	47	0.12%	44,399	63	0.14%	53,184	61	0.11%
Long-term borrowings	78,453	1,691	2.16%	81,042	1,773	2.19%	55,311	1,751	3.17%

Total Interest Bearing Liabilities	842,458	3,858	0.46%	808,811	3,646	0.45%	803,241	3,989	0.50%

Non-interest bearing demand deposits	153,660			134,355			126,047
Other liabilities	8,227			4,013			6,969
Stockholders' equity	112,765			110,334			103,481

Total Liabilities and Stockholders' Equity	$1,117,110			$1,057,513			$1,039,738

NET INTEREST INCOME		$35,606			$33,880			$33,612

INTEREST RATE SPREAD			3.36%			3.39%			3.39%

NET INTEREST MARGIN			3.45%			3.47%			3.48%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (expense) of $(172,000), $23,000 and $154,000 as of December 31, 2015, 2014 and 2013, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2015, 2014 and 2013. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $35,606,000 in 2015, as compared to $33,880,000 in 2014 and $33,612,000 in 2013. During 2015, net interest income increased from loan volume in the earning asset mix offset by negative rate variances in earning assets and funding costs. The increase in net interest income in 2014 was due to increases in earning assets.

        The net interest margin during 2015 was 3.45% compared to 3.47% during 2014. The margin decreased due to continued decreasing earning asset yields along with increasing funding costs from new or renewed time deposits and stable market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and has maintained it at 0% to 0.25% until mid December 2015. In addition, the Federal Reserve Bank has embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit (CD's) over the intervening years; however economic progress allowed the Federal Reserve to end new Quantitative Easing and to signal rates they control would eventually increase. ACNB took steps to ameliorate the effect of rising rates including promoting longer term CD's; the result was a 0.01% increase in funding costs in 2015. In addition to the slightly higher cost of funds in 2015, earning asset yields continued down, decreasing 0.02% from declines in the investment portfolio as new purchases were at lower rates, as well as declines in the loan portfolio from new originations at lower market rates and existing adjustable-rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields in 2014 were 0.05% compared to funding cost declines of 0.05%. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and the investment securities portfolio will most likely continue to decrease in yields. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $1,032,000,000 in 2015, an increase of 5.6% from the balance of $977,389,000 in 2014, which was an increase from $965,445,000 in 2013. Loan growth represented the largest increase in average assets in 2015, 2014 and 2013, in conjunction with changes in the investment portfolio in those years to balance liquidity needs and to fund the loans. Average interest bearing liabilities were $842,458,000 in 2015, up from $808,811,000 in 2014 and up from $803,241,000 in 2013. Average non-interest bearing demand deposits increased 14.4% in 2015, continuing the upward trend from 2014 and 2013. This increase was attributed to new relationships and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 7.3%, while borrowings decreased by 5.4% due to funding loan growth with increased deposits even though Federal Home Loan Bank (FHLB) advances continued to be used in 2015. Lower-cost transaction, savings deposits and time deposits all increased in 2015, a trend started in 2008 in part due to FDIC insurance but also the lack of higher paying alternatives. A trend of lower time deposit in prior years was attributed to depositors dissatisfied by the Federal Reserve induced low rate environment and perhaps investing in equity markets.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2015 was due to loan volume increases exceeding earning asset rate decreases and funding cost rate and volume increases. Earning asset yields declined due to new purchases at lower rates in the investment portfolio and declines in the loan portfolio from existing adjustable-rate loans resetting at lower rates and new lower-rate originations replacing loan amortizations at higher rates. Interest expense increased due to higher deposit volumes.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2015 versus 2014			2014 versus 2013
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$2,872	$(355)	$2,517	$1,804	$(1,315)	$489
Taxable securities	(285)	(235)	(520)	(310)	(273)	(583)
Tax-exempt securities	(203)	20	(183)	(90)	(65)	(155)

Total Securities	(488)	(215)	(703)	(400)	(338)	(738)
Other	157	(33)	124	(59)	233	174

Total	$2,541	$(603)	$1,938	$1,345	$(1,420)	$(75)

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$3	$(10)	$(7)	$(3)	$(10)	$(13)
Savings deposits	18	15	33	3	(6)	(3)
Time deposits	75	209	284	(87)	(264)	(351)
Short-term borrowings	(6)	(10)	(16)	(11)	13	2
Long-term borrowings	(56)	(26)	(82)	663	(641)	22

Total	34	178	212	565	(908)	(343)

Change in Net Interest Income	$2,507	$(781)	$1,726	$780	$(512)	$268

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $0 in 2015, as compared to $150,000 in 2014 and $1,450,000 in 2013. The decrease was a result of the analysis of the adequacy of the allowance for loan losses calculation, as well as improvement in asset quality, including nonaccrual loans decreasing by 44% and all substandard loans decreasing by 24%. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2015, the Corporation had net charge-offs of $425,000 as compared to net charge-offs of $1,069,000 for 2014.

Other Income

        Other income was $12,406,000 for the year ended December 31, 2015, a $502,000, or 4.2%, increase from 2014. Other income was $11,904,000 for the year ended December 31, 2014, a $201,000, or 1.7%, increase from 2013. The largest source of other income is commissions from insurance sales from RIG, which decreased 4.2% to $4,634,000 in 2015, and increased 3.6% to $4,839,000 in 2014. The decrease in 2015 was due to lower contingent commission payments and a decrease in commercial lines commission income; the 2014 increase was due to higher contingent commission payments and a stabilization of customer commission income. The contingent, or extra, commissions are mostly received in March and April of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable.

        In 2015, a gain of $261,000 was recognized on sold or merged securities compared to a gain of $62,000 in 2014, and no gains in 2013. Securities were sold in all periods to balance state and local geographic mix, in addition an equity position recognized a $158,000 gain from a merger transaction in 2015. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $1,589,000 for the year ended December 31, 2015, as compared to $1,418,000 for 2014 and $1,299,000 for 2013. At December 31, 2015, ACNB had total assets under administration of approximately $178,000,000, compared to $165,000,000 at the end of 2014 and $151,000,000 at the end of 2013. The variations in income were in part due to more assets under management net of lower estate settlement income in 2015 which varies with specific activity.

        Service charges on deposit accounts increased 9.0% to $2,308,000, after decreasing 5.7% in 2014, based upon varying customer actions that affect the volume of fees and due to concerted management of this fee source. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions decreased 6.1% to $1,456,000 due to lower volume. The longer term trend of increased fees resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another more recent threat to this revenue source is the security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from sold mortgages, included in other income, increased by $278,000, or 130.8%, to $491,000 in 2015 as new originations markedly increased in mortgage types that are sold (for interest rate risk reasons) rather than retained in portfolio. This revenue source is subject to wide divergence due to national and local economic trends.

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

        As noted above, commissions from insurance sales were down 4.2% in 2015, however RIG's stand alone net income was the same in 2015 compared to 2014 because of expense reductions. The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of goodwill, including the testing at October 1, 2015. However, declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 3.0% to $33,234,000 for the year ended December 31, 2015. The largest component of other expenses is salaries and employee benefits, which increased 7.3% in 2015 to $20,932,000 compared to $19,516,000 in 2014, and increased $566,000, or 3.0%, from 2013 to 2014. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

  •
  normal merit increases to employees and associated payroll taxes;

  •
  higher performance-based commissions and incentives;

  •
  higher employee benefit plan costs, including health insurance;

  •
  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

  •
  increased defined benefit pension expense due to plan investment performance and continued low discount rates (increasing the liabilities for future obligations).

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the Plan and no inactive or former plan participant shall be eligible to again participate in the Plan. The Corporation's overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense will be higher in 2016 due to the lower plan return in 2015, and change in mortality tables utilized. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status.

        Net occupancy expense was up 5.9% at $2,170,000 in 2015, $2,050,000 in 2014, and $1,957,000 in 2013. Equipment expense totaled $3,007,000 during 2015, as compared to $2,768,000 during 2014 and $2,826,000 during 2013. Occupancy expense was up in 2015 due to more revenue generating locations; and equipment expense increased in 2015 due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever increasing technology demands and the need for system upgrades for security and reliability purposes; the decrease in expense in 2014 was outside the normal increased expense trend.

        Professional services expense totaled $844,000 for 2015, as compared to $936,000 for 2014 and $895,000 for 2013. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations including the Dodd-Frank Act. Other tax expense increased $42,000 or 5.7% in 2015 compared to 2014. 2014 decreased from 2013 due to a lower rate. Various budget proposals under consideration could again increase the rate on the stockholders' equity-based state tax. Supplies and postage expense increased in 2015 compared to the prior year due to outsourcing that reduced other expense categories, 2014 decreased from the prior year due to customers' increased use of electronic channels.

        Marketing and corporate relations expense decreased 23.1% during 2015 which included normal product promotions and image expenditures, while in addition to normal expenses in 2014, a new office campaign increased this expense category 48.2% higher than the 2013 product promotions and image expenditures.

        FDIC and regulatory expense for 2015 was $665,000, a decrease of $83,000 from $748,000 in 2014. FDIC and regulatory expense in 2013 was $768,000. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $119,000, $346,000 and $576,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The higher expense in 2013 and to a lesser extent in 2014 was a result of properties that suffered decreases in value after acquisition (requiring write-downs to fair value) during prolonged marketing cycles for these distressed properties and, in some cases, during which the debtor remained in physical possession while eviction actions were contested and finally executed. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs of all years consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2016 depending on the successful sales on some existing properties and the unknown expenses related to new properties acquired.

        Intangible assets related to the initial purchase of the insurance agency subsidiary were completely amortized at the end of 2014 which decreased this expense by 48.2% in 2015. Other operating expense decreased $34,000 or 1.0% in 2015 as a result of a variety of mostly offsetting variances including various data channels, corporate governance and risk management (including training) expenditures. Other operating expense decreased 5.6% in 2014 from 2013 mainly as a result of costs associated with corporate governance and communications. All periods include higher cost of the Bank's legal responsibility to reimburse customers in electronic transactions disputes even when another party is at fault.

Provision for Income Taxes

        ACNB recognized income taxes of $3,761,000, or 25.5% of pretax income, during 2015, as compared to $3,080,000, or 23.0%, during 2014 and $2,535,000, or 21.4%, during 2013. The variances from the federal statutory rate are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).

        The increasing effective tax rate during 2015, 2014, and 2013 was a result of increasing pretax income in relationship to expiration of tax credits. Pretax income increased in each year due to revenue and expense elements described above.

        At December 31, 2015, net deferred tax assets amounted to $2,151,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates future earnings and capital gains will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2015.

FINANCIAL CONDITION

        Average earning assets increased in 2015 to $1,031,924,000, or by 5.6%, from $977,389,000 in 2014 following $965,445,000 in 2013. ACNB's overnight interest bearing deposits increased in 2015 on average, as more funds were allocated into liquid short-term investment due to temporary increases in funding. On average, investments decreased in 2015 and 2014 as repayments and maturities were used to fund loan demand. Average loans increased 8.9% and 5.8% on average in 2015 and 2014, respectively. Growth in loans was funded by increased deposits, investment cash flow and term FHLB borrowings. Average deposits increased 7.3% in 2015 to $877,448,000 from $817,725,000 in 2014 and $820,793,000 in 2013. Average borrowings decreased in 2015 to $118,670,000 from $125,441,000 in 2014 and $108,495,000 in 2013. Fluctuations in borrowings are term borrowing to fund loan demand and variations in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2015 were mainly to deploy available funds into the appropriate mix of earning assets. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields were maintained at a lower level than would otherwise be the case. The mix in the securities portfolio during 2014 was changed to deploy available funds into the appropriate mix of earning assets. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2015, the securities balance included a net unrealized gain on available for sale securities of $1,164,000, net of taxes, on amortized cost of $123,929,000 versus a net unrealized gain of $2,570,000, net of taxes, on amortized cost of $114,106,000 at December 31, 2014. The change in fair value of available for sale securities during 2015 was a result of a higher amount of investments in the available for sale portfolio, offset by a increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The

Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the the fed funds rate in mid-December 2015 causing the U. S. Treasury yield curve to increase in the time terms relevant to the investment securities in the Corporation's portfolio. Previously, after a prolonged period of inaction by the Federal Reserve after a lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve at the end of 2014. However, fair values were volatile on any given day in 2015 and such volatility will continue.

        At December 31, 2015, the securities balance included held to maturity securities with an amortized cost of $71,542,000 and a fair value of $71,363,000, as compared to an amortized cost of $73,346,000 and a fair value of $73,057,000 at December 31, 2014. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they are not classified as available for sale because of prevailing low interest rates at purchase, therefore these securities are projected not to be practicable to sell for liquidity needs in future periods. These securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of Federal Home Loan Bank borrowings.

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

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2015	2014	2013
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$46,029	$17,317	$21,651
Mortgage-backed securities	42,839	53,262	53,740
State and municipal	28,078	35,445	41,522
Corporate bonds	6,955	10,083	11,165
CRA mutual fund	1,053	1,058	1,033
Stock in other banks	739	835	872

	125,693	118,000	129,983

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	31,044	24,497	37,528
Mortgage-backed securities	40,498	48,849	56,845

	71,542	73,346	94,373

TOTAL	$197,235	$191,346	$224,356

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2015. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$9,889	2.20%	$58,239	1.64%	$9,134	2.61%	$—	—%	$77,262	1.82%
Mortgage-backed securities	—	—	6,482	4.66	28,654	2.96	46,890	2.45	82,026	2.80
State and municipal	496	3.75	14,683	3.15	12,093	3.46	165	4.63	27,437	3.30
Corporate bonds	2,000	2.70	—	—	5,000	1.23	—	—	7,000	1.65
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	702	—	702	—

	$12,385	2.34%	$79,404	2.16%	$54,881	2.85%	$48,801	2.37%	$195,471	2.42%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Year over year, loans outstanding increased by $53,688,000, or 6.7%, in 2015, as compared to 9.7% growth experienced in 2014, both years demonstrating the determined efforts to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards despite the continued slow economic conditions and intense competition. The lower increase in 2015 was caused by concerted efforts to produce new loans however several large local loans paid off early. Within the portfolio, higher growth was centered in increased commercial purpose loans/commercial construction loans, while lower growth was in local market residential mortgages. The commercial purpose segments increased $52,373,000, or 14.2%, during 2015, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, increased by $2,004,000, or 0.5%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Included in the mortgage increase were $4,361,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans up $1,219,000, or 10.0% in 2015, as a result of some stabilization in the residential real estate market despite stricter underwriting on this loan type due to the category's credit attributes.

        A similar higher mix of commercial purpose loans was $70,624,000 or 9.7% increase in 2014 compared to 2013 as the result of both lower residential mortgage activity and the reluctance to leave longer terms residential loans in the portfolio. In 2013, commercial lending staff concentrated in maintaining business lending outstandings despite reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2015	2014	2013	2012	2011
Commercial, financial and agricultural	$117,692	$74,855	$59,217	$49,004	$56,145
Real estate:
Commercial	289,899	281,582	239,186	243,019	236,017
Construction	13,429	12,210	11,196	19,154	22,757
Residential	417,352	415,348	404,861	381,966	363,798
Consumer	14,588	15,277	14,188	14,993	15,751

Total Loans	$852,960	$799,272	$728,648	$708,136	$694,468

        The repricing range of the loan portfolio at December 31, 2015, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$12,667	$41,538	$63,487	$117,692
Real estate:
Commercial	10,812	104,789	174,298	289,899
Construction	3,273	3,283	6,873	13,429
Residential	51,562	83,091	282,699	417,352

Total	$78,314	$232,701	$527,357	$838,372

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$28,611	$41,551	$47,530	$117,692
Real estate:
Commercial	66,763	152,041	71,095	289,899
Construction	4,201	28	9,200	13,429
Residential	79,636	68,893	268,823	417,352

Total	$179,211	$262,513	$396,648	$838,372

Loans with a fixed interest rate	$16,948	$58,157	$357,798	$432,903
Loans with a variable interest rate	162,263	204,356	38,850	405,469

Total	$179,211	$262,513	$396,648	$838,372

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $130,539,000, or 15.3% of total loans, at December 31, 2015. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        The unemployment rate in ACNB's market area remained below the state and national average during 2015. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2015, continued contraction in new residential real estate development/construction and general lower economic activity lingered from the 2007 to 2009 major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2015	2014	2013	2012	2011
Nonaccrual loans, including TDRs	$3,699	$6,648	$8,573	$6,327	$12,846
Accruing loans 90 days past due	2,132	1,636	1,926	771	1,191

Total Non-Performing Loans	5,831	8,284	10,499	7,098	14,037

Foreclosed assets	580	1,617	1,762	4,247	4,437

Total Non-Performing Assets	$6,411	$9,901	$12,261	$11,345	$18,474

Total Accruing Troubled Debt Restructurings	$6,792	$6,968	$7,139	$4,815	$—

Ratios:
Non-performing loans to total loans	0.68%	1.04%	1.44%	1.00%	2.02%
Non-performing assets to total assets	0.56%	0.91%	1.17%	1.08%	1.84%
Allowance for loan losses to non-performing loans	252.91%	183.15%	153.26%	237.04%	110.29%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $456,000 in 2015, $570,000 in 2014, and $704,000 in 2013. The decrease in nonaccrual loans from 2014 to 2015 is discussed further below.

        Impaired loans at December 31, 2015 and 2014, totaled $10,491,000 and $13,616,000, respectively. At December 31, 2015 and 2014, $534,000 and $866,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $6,792,000 and $6,968,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2015 and 2014, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $0 and $302,000 at December 31, 2015 and 2014, respectively. The decrease in accruing troubled debt restructurings was due to payments made. The decrease in nonaccrual loans was related to customer payments made and complete payoffs exceeding new non-accrual loans added in 2015 (with adequate real estate collateral), net of other loan amounts that were charged-off. Further discussion on nonaccrual loans is included below in a separate discussion on nonaccrual loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $6,908,000 at December 31, 2015, compared to $9,896,000 at December 31, 2014.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $580,000 at December 31, 2015. Three unrelated commercial use or construction real estate properties were brought into foreclosed real estate in 2015, 2014, or 2012 with an aggregate fair value of $90,000. In addition, the fair value of $490,000 for foreclosed real estate at December 31, 2015, represented four residential real estate single family homes, which were taken into foreclosed real estate in 2014 or 2015. All properties are being actively marketed to targeted buyers by external and internal resources. The total of $1,617,000 in foreclosed real estate at December 31, 2014, represented seven unrelated commercial use or construction real estate properties, and five single family homes.

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2015 and the resulting allowance at December 31, 2015, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added in 2015 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented probable losses at December 31, 2015.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for 2015 was $0, or $150,000 less than the provision for 2014. The provision for 2014 was $150,000, or $1,300,000 less than the provision for 2013. Management believes that the decrease in the provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense and is consistent with recent improving credit quality in the loan portfolio.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2015	2014	2013	2012	2011
Beginning balance	$15,172	$16,091	$16,825	$15,482	$15,252
Provision for loan losses	—	150	1,450	4,675	5,435
Loans charged-off:
Commercial, financial and agricultural	150	132	178	2,180	1,861
Real estate	39	121	996	955	2,550
Residential mortgage	637	874	1,062	551	802
Consumer	111	64	191	71	30

Total Loans Charged-Off	937	1,191	2,427	3,757	5,243

Recoveries:
Commercial, financial and agricultural	369	15	235	22	34
Real estate	—	—	—	399	—
Residential mortgage	136	97	4	1	2
Consumer	7	10	4	3	2

Total Recoveries	512	122	243	425	38

Net charge-offs	425	1,069	2,184	3,332	5,205

Ending balance	$14,747	$15,172	$16,091	$16,825	$15,482

Ratios:
Net charge-offs to average loans	0.05%	0.14%	0.31%	0.48%	0.77%
Allowance for loan losses to total loans	1.73%	1.90%	2.21%	2.38%	2.23%

Table 9—Allocation of the Allowance for Loan Losses

	2015		2014		2013		2012		2011
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,508	13.8%	$2,048	9.4%	$1,915	8.1%	$1,507	6.9%	$2,582	8.1%
Real estate:
Commercial	5,216	34.0	5,872	35.2	5,819	32.8	6,576	34.4	6,007	34.0
Construction	112	1.6	194	1.5	247	1.5	518	2.7	548	3.3
Residential	3,968	48.9	4,402	52.0	4,550	55.6	4,238	53.9	4,131	52.4
Consumer	1,083	1.7	1,050	1.9	947	2.0	633	2.1	419	2.3
Unallocated	1,860	N/A	1,606	N/A	2,613	N/A	3,353	N/A	1,795	N/A

Total	$14,747	100.0%	$15,172	100.0%	$16,091	100.0%	$16,825	100.0%	$15,482	100.0%

        The allowance for loan losses at December 31, 2015, was $14,747,000, or 1.73% of loans, as compared to $15,172,000, or 1.90% of loans, at December 31, 2014. The ratio of non-performing loans plus foreclosed assets to total assets was 0.56% at December 31, 2015, as compared to 0.91% at December 31, 2014.

        Loans past due 90 days and still accruing were $2,132,000 and nonaccrual loans were $3,699,000 as of December 31, 2015. Loans past due 90 days and still accruing were $1,636,000 at December 31, 2014, while nonaccruals were $6,648,000.

        Additional information on nonaccrual loans at December 31, 2015 and 2014, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2015
Commercial real estate construction	2	$374	$—	$—	In market	2006–2010
Owner occupied commercial real estate	10	1,676	—	—	In market	1995–2012
Investment/rental residential real estate	3	178	—	—	In market	2003–2011
Commercial and industrial	2	1,471	—	—	In market	2006–2007

Total	17	$3,699	$—	$—

December 31, 2014
Commercial real estate construction	2	$368	$—	$—	In market	2006–2010
Owner occupied commercial real estate	12	3,325	—	111	In market	1995–2012
Investment/rental residential real estate	3	1,226	302	543	In market	2003–2011
Commercial and industrial	3	1,729	—	—	In market	2006–2007

Total	20	$6,648	$302	$654

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2014 for purposes listed in the classifications in the table above.

        Included in commercial real estate construction at December 31, 2015, the Corporation had two impaired and nonaccrual loan of $374,000 to finance unrelated projects in the Corporation's primary trading area of southcentral Pennsylvania. The loans had standard terms and conditions including repayment from the sales or permanent finance of the respective properties and no interest reserves, and were originated during the first half of 2006 and 2014. Foreclosure has been held in abeyance while allowing the pursuit of a workout plan. One workout plan resulted in payments of $420,000 in 2015. One smaller commercial real estate construction loan, added in 2010, was reduced by collateral sales to $94,000 and was moved to foreclosed assets in 2015 with a $39,000 charge off.

        Owner occupied commercial real estate and construction includes 10 unrelated loan relationships, all of which but a $472,000 loan relationship for a local restaurant have balances of less than $386,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. A restaurant-related loan with normal terms and conditions, was added to nonaccrual in the first quarter of 2012 is supported by a recent appraisal and the loan is current with restructured payments. A farmland relationship with an outstanding balance of $386,000, with normal terms and conditions, was added to nonaccrual in the second quarter of 2013 after the loan matured and the borrower commenced a bankruptcy filing. Based on recent appraisals, the loan appears to be adequately collateralized and some principal payments are being made. The other loans in this category were originated between 1995 and 2010 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures. A $619,000 loan was paid in full by the borrower in the second quarter of 2015 and one other unrelated loan totaling $394,000 and was moved to foreclosed assets in 2015 and was subsequently sold.

        Investment/rental residential real estate includes three unrelated loan relationships totaling $178,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One unrelated loan for approximately $508,000, in this category at December 31, 2014, was moved to foreclosed assets upon receipt of legal title in the first quarter 2015 and was subsequently sold. One loan with a balance of $694,000 had a specific allocation of $302,000 based on appraisal less estimated costs to sell was moved to foreclosed assets in the second quarter 2015 with a $416,000 charge off based on more recent appraisals and remains unsold.

        Included in impaired commercial and industrial loans is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,470,000. This loan was moved to nonaccrual in the third quarter of 2014 after becoming delinquent with no indication of when regular payments would resume. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. The remaining unrelated smaller loan in this category, a business loan impacted by the general economic downturn, has a remaining balance of $1,000 at December 31, 2015

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2015 compared to 2014 and 2013 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The decrease in the provision was also a result of the analysis of the adequacy of the allowance for loan losses. More specifically, nonaccrual loans decreased and provision expense decreased due to the amount of the allowance necessary in proportion to substandard loans in accordance with management's belief that adequate collateralization generally exists for substandard loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $580,000 at December 31, 2015, compared to $1,617,000 at December 31, 2014. The decrease was mainly due to 16 properties that were disposed of in 2015. Four additional commercial properties were added in 2012 through 2013 that remain unsold at December 31, 2015, with an aggregate fair value of $72,000. One unrelated commercial property for $63,000 and three residential properties totaling $445,000 were added in 2015 and remain unsold at December 31, 2015. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2016; however, the total amount and timing is currently not certain.

Other Assets

        Other assets decreased $1,750,000, or 8.6%, in 2015 compared to 2014, in part due to a decrease in the Bank's pension plan, including the related deferred tax effect due to the change in discount rate, rate of return, and change in mortality assumptions in 2014.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 7.3%, or $59,723,000, during 2015, as compared to a 0.4% decrease during 2014. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. The 2015 average deposit increase in part was due to a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances while time deposits decreased. Year-end 2014 to year-end 2015 recorded an increase in deposits of $68,104,000, or 8.1%, most of which was in large local government non maturity and time deposits, as such funds typically are held for liquidity by those agencies or a no risk alternative to other currently low rate investments. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2015, are summarized as follows:

In thousands
Three months or less	$15,566
Over three through six months	23,338
Over six through twelve months	30,372
Over twelve months	19,193

Total	$88,469

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the Federal Home Loan Bank (FHLB). As of December 31, 2015, short-term borrowings were $35,202,000, a decrease of $10,497,000, or 23.0%, from the December 31, 2014, balance of $45,699,000. Agreements to repurchase accounts are within the commercial/local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2014, repurchase agreement balances were down due to fluctuations in the business activities of ACNB's commercial/local government customer base. At December 31, 2015, there were $0 in short-term FHLB borrowings, due to daily fluctuation in deposits and loans. Long-term borrowings consist primarily of longer-term advances from the FHLB that provides term funding of loan assets and contribute to a more balanced net repricing position. In addition, such borrowings in prior periods included a loan from a commercial bank to fund the initial purchase of RIG, which was paid off from cash in 2015. Long-term borrowings totaled $76,500,000 at December 31, 2015, versus $80,937,000 at December 31, 2014. The Corporation decreased long-term borrowings 5.5% as funding for loan demand was available from other sources. Generally however, as term advances matured, new laddered FHLB fixed-rate term advances were taken in 2015 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's short-term borrowings as of the dates indicated:

In thousands	2015	2014	2013
Short-term borrowings outstanding at end of year:
FHLB overnight advance	$—	$—	$6,800
Securities sold under repurchase agreements	35,202	45,699	42,252

Total	$35,202	$45,699	$49,052

Dollars in thousands	2015	2014	2013
Average interest rate at year-end	0.12%	0.14%	0.14%
Maximum amount outstanding at any month-end	$66,028	$74,846	$76,333
Average amount outstanding	$40,217	$44,399	$53,184
Weighted average interest rate	0.12%	0.14%	0.11%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its "well capitalized" position in relationship to its risk exposure. Total stockholders' equity was $114,715,000 at December 31, 2015, compared to $110,022,000 at December 31, 2014. Stockholders' equity increased during 2015, a net result of earnings retained in capital during 2015, and a decrease in accumulated other comprehensive income resulting from amounts associated with the pension plan, and the change in fair value of the assets in the available for sale investment portfolio.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2015, ACNB retained $6,197,000, or 56.2%, of its net income, as compared to $5,668,000, or 55.1%, in 2014 and $4,773,000, or 51.2%, in 2013.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2015, 111,381 shares were issued under this plan with proceeds in the amount of $1,879,000. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2015 and 2014, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized". There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

Regulatory Capital Changes

        In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance effective January 1, 2014. The final rules call for the following capital requirements:

  •
  a minimum ratio of common Tier 1 capital to risk-weighted assets of 4.5%;

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%;

  •
  a minimum ratio of total capital to risk-weighted assets of 8.0%; and,

  •
  a minimum leverage ratio of 4.0%.

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

        Under the initially proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization's common equity Tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. The Corporation elected to opt-out.

        The rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010, for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, and banking organizations that were mutual holding companies as of May 19, 2010. ACNB Corporation does not have trust preferred securities or cumulative perpetual preferred stock with no plans to add these to the capital structure.

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

        The Corporation has assessed the impact of these changes to the regulatory capital ratios of the Corporation and ACNB Bank on the capital, operations, liquidity and earnings of the Corporation and ACNB Bank, and concluded that the new rules will not have a material negative effect.

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2015	2014	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.84%	8.86%	5.00%
Common Tier 1 capital (to risk-weighted assets)	13.22%	N/A	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.22%	12.75%	8.00%
Total risk-based capital ratio	14.48%	14.01%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2015, ACNB could borrow approximately $475,122,000 from the FHLB of which $388,622,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $270,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $35,202,000 and $45,699,000 at December 31, 2015 and 2014, respectively.

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

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2015:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$176,037	$64,927	$5,880	$—	$246,844
Short-term borrowings	35,202	—	—	—	35,202
Long-term debt	18,250	38,750	19,500	—	76,500
Operating leases	404	547	425	716	2,092
Payments under nonqualified benefit plans(1)	100	406	489	5,853	6,848

Total	$229,993	$104,630	$26,294	$6,569	$367,486

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2015, the Corporation had unfunded outstanding commitments to extend credit of $199,932,000 and outstanding standby letters of credit of $4,986,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2015, indicate that the Corporation would expect net interest income to increase over the next twelve months by 4.61% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 6.55% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2014, exhibited similar sensitivity in a declining rate environment reflecting an interest rate environment in which larger rate declines could be expected.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2015, indicate that the net present value would increase 6.68% assuming an upward shift in market interest rates of 3.00% and increase 3.69% if rates shifted 1.00% in the same manner.

December 31, 2015		December 31, 2015
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(6.55)%	(300)	2.57%
(100)	(1.97)%	(100)	(7.29)%
—	—	—	—
100	1.57%	100	3.69%
300	4.61%	300	6.68%

December 31, 2014		December 31, 2014
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(5.16)%	(300)	0.75%
(100)	(1.25)%	(100)	(8.44)%
—	—	—	—
100	0.35%	100	2.48%
300	1.35%	300	2.82%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation (the "Corporation") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016, expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 4, 2016

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2015	2014
ASSETS
Cash and due from banks	$13,468	$13,502
Interest bearing deposits with banks	5,289	6,171

Total Cash and Cash Equivalents	18,757	19,673
Securities available for sale	125,693	118,000
Securities held to maturity, fair value $71,363; $73,057	71,542	73,346
Loans held for sale	1,835	1,623
Loans, net of allowance for loan losses $14,747; $15,172	838,213	784,100
Premises and equipment	18,044	17,725
Restricted investment in bank stocks	4,414	4,216
Investment in bank-owned life insurance	39,642	37,942
Investments in low-income housing partnerships	3,345	3,793
Goodwill	6,308	6,308
Intangible assets	1,033	1,196
Foreclosed assets held for resale	580	1,617
Other assets	18,519	20,269

Total Assets	$1,147,925	$1,089,808

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$166,224	$144,987
Interest bearing	746,756	699,889

Total Deposits	912,980	844,876
Short-term borrowings	35,202	45,699
Long-term borrowings	76,500	80,937
Other liabilities	8,528	8,274

Total Liabilities	1,033,210	979,786

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,102,324 and 6,078,250 shares issued; 6,039,724 and 6,015,650 shares outstanding	15,256	15,196
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	10,387	9,948
Retained earnings	94,526	88,329
Accumulated other comprehensive loss	(4,726)	(2,723)

Total Stockholders' Equity	114,715	110,022

Total Liabilities and Stockholders' Equity	$1,147,925	$1,089,808

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2015	2014	2013
INTEREST INCOME
Loans, including fees	$35,090	$32,573	$32,084
Securities:
Taxable	3,127	3,647	4,230
Tax-exempt	859	1,042	1,197
Dividends	301	194	22
Other	87	70	68

Total Interest Income	39,464	37,526	37,601

INTEREST EXPENSE
Deposits	2,120	1,810	2,177
Short-term borrowings	47	63	61
Long-term borrowings	1,691	1,773	1,751

Total Interest Expense	3,858	3,646	3,989

Net Interest Income	35,606	33,880	33,612
PROVISION FOR LOAN LOSSES	—	150	1,450

Net Interest Income after Provision for Loan Losses	35,606	33,730	32,162

OTHER INCOME
Service charges on deposit accounts	2,308	2,118	2,246
Income from fiduciary activities	1,589	1,418	1,299
Earnings on investment in bank-owned life insurance	1,100	1,099	975
Gains on sales or calls of securities	261	62	—
Service charges on ATM and debit card transactions	1,456	1,550	1,434
Commissions from insurance sales	4,634	4,839	4,671
Other	1,058	818	1,078

Total Other Income	12,406	11,904	11,703

OTHER EXPENSES
Salaries and employee benefits	20,932	19,516	18,950
Net occupancy	2,170	2,050	1,957
Equipment	3,007	2,768	2,826
Other tax	779	737	901
Professional services	844	936	895
Supplies and postage	639	602	583
Marketing and corporate relations	452	587	396
FDIC and regulatory	665	748	768
Intangible assets amortization	336	649	641
Foreclosed real estate expenses	119	346	576
Other operating	3,291	3,325	3,522

Total Other Expenses	33,234	32,264	32,015

Income Before Income Taxes	14,778	13,370	11,850
PROVISION FOR INCOME TAXES	3,761	3,080	2,535

Net Income	$11,017	$10,290	$9,315

PER SHARE DATA
Basic earnings	$1.83	$1.71	$1.56

Cash dividends declared	$0.80	$0.77	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2015	2014	2013
NET INCOME	$11,017	$10,290	$9,315

OTHER COMPREHENSIVE (LOSS) INCOME
SECURITIES
Unrealized (losses) gains arising during the period, net of income taxes of $(635), $22, and $(1,567), respectively	(1,234)	42	(3,042)
Reclassification adjustment for net gains included in net income, net of income taxes of $(89), $(21), and $0, respectively(A)(C)	(172)	(41)	—
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $172, $(20), and $236, respectively(B)(C)	333	41	456
Unrecognized net (loss) gain, net of income taxes of $(479), $(1,478), and $1,496, respectively	(930)	(2,871)	2,904

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,003)	(2,829)	318

TOTAL COMPREHENSIVE INCOME	$9,014	$7,461	$9,633

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2015, 2014 and 2013

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
BALANCE—January 1, 2013	$15,070	$(728)	$9,246	$77,888	$(212)	$101,264
Net income	—	—	—	9,315	—	9,315
Other comprehensive income, net of taxes	—	—	—	—	318	318
Common stock shares issued (25,943 shares)	65	—	382	—	—	447
Cash dividends declared	—	—	—	(4,542)	—	(4,542)

BALANCE—December 31, 2013	15,135	(728)	9,628	82,661	106	106,802
Net income	—	—	—	10,290	—	10,290
Other comprehensive loss, net of taxes	—	—	—	—	(2,829)	(2,829)
Common stock shares issued (24,339 shares)	61	—	320	—	—	381
Cash dividends declared	—	—	—	(4,622)	—	(4,622)

BALANCE—December 31, 2014	15,196	(728)	9,948	88,329	(2,723)	110,022
Net income	—	—	—	11,017	—	11,017
Other comprehensive loss, net of taxes	—	—	—	—	(2,003)	(2,003)
Common stock shares issued (24,074 shares)	60	—	439	—	—	499
Cash dividends declared	—	—	—	(4,820)	—	(4,820)

BALANCE—December 31, 2015	$15,256	$(728)	$10,387	$94,526	$(4,726)	$114,715

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,017	$10,290	$9,315
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(491)	(213)	(430)
(Gain) loss on sales of foreclosed assets held for resale, including writedowns	(67)	(36)	181
Earnings on investment in bank-owned life insurance	(1,100)	(1,099)	(975)
Gain on sales or calls of securities	(261)	(62)	—
Depreciation and amortization	1,755	2,063	1,993
Provision for loan losses	—	150	1,450
Net amortization of investment securities premiums	668	812	972
(Increase) decrease in accrued interest receivable	(66)	77	333
Increase (decrease) in accrued interest payable	42	92	(433)
Mortgage loans originated for sale	(32,865)	(15,824)	(19,841)
Proceeds from sales of loans originated for sale	33,144	14,910	26,462
Decrease (increase) in other assets	3,296	2,608	(750)
Decrease in other liabilities	(693)	(2,953)	(291)

Net Cash Provided by Operating Activities	14,379	10,815	17,986

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	9,456	20,555	8,970
Proceeds from maturities of investment securities available for sale	23,426	28,883	37,606
Proceeds from sales of investment securities available for sale	3,170	5,075	—
Purchase of investment securities available for sale	(36,434)	(22,252)	(6,875)
Purchase of investments held to maturity	(8,044)	—	(53,689)
(Purchase) redemption of restricted investment in bank stocks	(198)	2,645	(1,543)
Net increase in loans	(55,332)	(72,828)	(23,823)
Investment in low-income housing partnerships	—	—	(249)
Proceeds from sale of low-income housing partnerships	—	229	476
Purchase of bank-owned life insurance	(600)	(4,606)	(140)
Purchase of book of business	(173)	—	(77)
Capital expenditures	(1,738)	(3,148)	(2,212)
Proceeds from sale of foreclosed real estate	2,323	1,316	3,431

Net Cash Used in Investing Activities	(64,144)	(44,131)	(38,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	21,237	16,976	8,714
Net increase (decrease) in time certificates of deposits and interest bearing deposits	46,867	27,257	(42,247)
Net (decrease) increase in short-term borrowings	(10,497)	(3,353)	1,749
Proceeds from long-term borrowings	18,000	27,500	37,000
Repayments on long-term borrowings	(22,437)	(29,266)	(14,251)
Dividends paid	(4,820)	(4,622)	(4,542)
Common stock issued	499	381	447

Net Cash Provided by (Used in) Financing Activities	48,849	34,873	(13,130)

Net (Decrease) Increase in Cash and Cash Equivalents	(916)	1,557	(33,269)
CASH AND CASH EQUIVALENTS—BEGINNING	19,673	18,116	51,385

CASH AND CASH EQUIVALENTS—ENDING	$18,757	$19,673	$18,116

Interest paid	$3,816	$3,554	$4,422
Income taxes paid	$1,975	$2,260	$2,925
Loans transferred to foreclosed assets held for resale	$1,219	$1,135	$1,127

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty-one retail banking locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

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

        Assets held by the Corporation's Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $178,000,000 and $165,000,000 at December 31, 2015 and 2014, respectively. Income from fiduciary activities is recognized on the cash method, which approximates the accrual method.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $130,539,000, or 15.3%, of

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

total loans at December 31, 2015. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

Loans

        The Corporation grants commercial, residential, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southcentral Pennsylvania and northern Maryland. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.

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

        In underwriting one-to-four family residential real estate loans, the Corporation evaluates both the borrower's financial ability to repay the loan as agreed and the value of the property securing the loan. Properties securing real estate loans made by the Corporation are appraised by independent appraisers. The Corporation generally requires borrowers to obtain an attorney's title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation has not engaged in subprime residential mortgage originations.

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

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2015 and 2014, and consists of common stock in the Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB).

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2015, 2014 or 2013. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $46,000, $29,000, and $47,000 of expense in 2015, 2014, and 2013, respectively, related to these benefits.

Investments in Low-Income Housing Partnerships

        The Corporation's investments in low-income housing partnerships are accounted for using the "equity method" prescribed by ASC Topic 323, Investments—Equity Method. In accordance with ASC Topic 740, Income Taxes, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.

Goodwill and Intangible Assets

        The Corporation accounts for its acquisitions using the acquisition accounting method required by ASC Topic 805, Business Combinations. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired, including certain intangible assets that must be recognized. Generally, this results in a residual amount in excess of the net fair values, which is recorded as goodwill.

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2015. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,026,224, 6,002,240 and 5,976,960 weighted average shares of common stock outstanding for 2015, 2014 and 2013, respectively.

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

Accumulated Other Comprehensive Income (Loss)

        The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE—DECEMBER 31, 2015	$1,164	$(5,890)	$(4,726)

BALANCE—DECEMBER 31, 2014	$2,570	$(5,293)	$(2,723)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASU 2016-01

        In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities."

        ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.

        For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

        The Corporation does not expect this ASU 2016-01 will have a material effect on its consolidated financial condition or results of operations.

ASU 2016-02

        In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases.

        From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn't convey risks and rewards or control, an operating lease results.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

        The Corporation is currently evaluating the impact ASU 2016-02 will have on its consolidated financial condition or results of operations.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2015 and 2014, compensating balances approximated $933,000 and $1,842,000, respectively. During 2015 and 2014, average compensating balances approximated $1,512,000 and $1,959,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2015 and 2014, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2015
U.S. Government and agencies	$46,218	$124	$313	$46,029
Mortgage-backed securities, residential	41,528	1,336	25	42,839
State and municipal	27,437	642	1	28,078
Corporate bonds	7,000	20	65	6,955
CRA mutual fund	1,044	9	—	1,053
Stock in other banks	702	49	12	739

	$123,929	$2,180	$416	$125,693

December 31, 2014
U.S. Government and agencies	$16,980	$337	$—	$17,317
Mortgage-backed securities, residential	51,076	2,187	1	53,262
State and municipal	34,378	1,072	5	35,445
Corporate bonds	10,001	82	—	10,083
CRA mutual fund	1,044	14	—	1,058
Stock in other banks	627	208	—	835

	$114,106	$3,900	$6	$118,000

SECURITIES HELD TO MATURITY
December 31, 2015
U.S. Government and agencies	$31,044	$27	$176	$30,895
Mortgage-backed securities, residential	40,498	232	262	40,468

	$71,542	$259	$438	$71,363

December 31, 2014
U.S. Government and agencies	$24,497	$11	$348	$24,160
Mortgage-backed securities, residential	$48,849	$305	$257	$48,897

	$73,346	$316	$605	$73,057

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2015
U.S. Government and agencies	$31,992	313	—	—	$31,992	$313
Mortgage-backed securities, residential	4,855	25	—	—	4,855	25
State and municipal	909	1	—	—	909	1
Corporate bonds	4,935	65	—	—	4,935	65
Stock in other banks	191	12	—	—	191	12

	$42,882	$416	$—	$—	$42,882	$416

December 31, 2014
Mortgage-backed securities, residential	$2,038	$1	$—	$—	$2,038	$1
State and municipal	—	—	1,059	5	1,059	5

	$2,038	$1	$1,059	$5	$3,097	$6

SECURITIES HELD TO MATURITY
December 31, 2015
U.S. Government and agencies	$18,959	$83	$6,907	$93	$25,866	$176
Mortgage-backed securities, residential	3,109	13	15,420	249	18,529	262

	$22,068	$96	$22,327	$342	$44,395	$438

December 31, 2014
U.S. Government and agencies	$—	$—	$21,149	$348	$21,149	$348
Mortgage-backed security, residential	—	—	21,666	257	21,666	257

	$—	$—	$42,815	$605	$42,815	$605

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2015, nineteen available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2015, four available for sale residential mortgage-backed securities had an unrealized loss that did not exceed 1% of amortized cost. These securities have not been in a

NOTE C—SECURITIES (Continued)

continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

        At December 31, 2015, two available for sale state and municipal securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2015, one available for sale corporate bond had an unrealized loss and has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security. This security had an unrealized loss of less than 2% of amortized cost.

        At December 31, 2015, one available for sale stock in other banks had an unrealized loss and has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to daily market changes. This security had an unrealized loss of less than 6% of amortized cost.

        At December 31, 2015, fifteen held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2015, sixteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. Thirteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2015, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value at December 31, 2015, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$12,385	$12,485	$—	$—
Over 1 year through 5 years	41,878	42,064	31,044	30,895
Over 5 years through 10 years	26,227	26,346	—	—
Over 10 years	165	167	—	—
Mortgage-backed securities, residential	41,528	42,839	40,498	40,468
CRA mutual fund	1,044	1,053	—	—
Stock in other banks	702	739	—	—

	$123,929	$125,693	$71,542	$71,363

        The Corporation realized gross gains of $262,000 during 2015, $72,000 during 2014, and $0 during 2013 and gross losses of $1,000 during 2015, $10,000 during 2014, and $0 during 2013 on sales of securities available for sale.

        At December 31, 2015 and 2014, securities with a carrying value of $117,646,000 and $128,710,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D—LOANS

        The Corporation grants commercial, residential, and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

NOTE D—LOANS (Continued)

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2015 and 2014:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and industrial	$112,037	$3,744	$1,911	$—	$117,692
Commercial real estate	252,071	23,421	14,407	—	289,899
Commercial real estate construction	11,087	1,968	374	—	13,429
Residential mortgage	350,537	5,548	1,143	—	357,228
Home equity lines of credit	58,856	1,138	130	—	60,124
Consumer	14,588	—	—	—	14,588

Total	$799,176	$35,819	$17,965	$—	$852,960

December 31, 2014
Commercial and industrial	$68,712	$2,412	$3,731	$—	$74,855
Commercial real estate	238,820	26,214	16,548	—	281,582
Commercial real estate construction	8,714	2,917	579	—	12,210
Residential mortgage	352,283	4,507	2,585	—	359,375
Home equity lines of credit	55,254	650	69	—	55,973
Consumer	15,277	—	—	—	15,277

Total	$739,060	$36,700	$23,512	$—	$799,272

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2015 and 2014:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Commercial and industrial	$—	$—	$—	$1,471	$1,471
Commercial real estate	—	—	—	8,185	8,396
Commercial real estate construction	—	—	—	374	648
Residential mortgage	—	—	—	461	461

Total	$—	$—	$—	$10,491	$10,976

December 31, 2014
Commercial and industrial	$—	$—	$—	$1,729	$2,844
Commercial real estate	—	—	—	9,999	10,209
Commercial real estate construction	—	—	—	368	642
Residential mortgage	694	694	302	826	1,052

Total	$694	$694	$302	$12,922	$14,747

NOTE D—LOANS (Continued)

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2015
Commercial and industrial	$—	$—	$1,591	$129
Commercial real estate	—	—	9,057	449
Commercial real estate construction	—	—	276	—
Residential mortgage	278	—	463	18

Total	$278	$—	$11,387	$596

December 31, 2014
Commercial and industrial	$—	$—	$1,351	$2
Commercial real estate	144	—	10,380	459
Commercial real estate construction	—	—	604	—
Residential mortgage	1,027	9	576	16

Total	$1,171	$9	$12,911	$477

December 31, 2013
Commercial and industrial	$58	$—	$466	$—
Commercial real estate	95	—	11,237	529
Commercial real estate construction	—	—	3,558	209
Residential mortgage	833	—	1,119	10

Total	$986	$—	$16,380	$748

        No additional funds are committed to be advanced in connection with impaired loans.

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $456,000 in 2015, $570,000 in 2014, and $704,000 in 2013.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2015 and 2014:

In thousands	2015	2014
Commercial and industrial	$1,471	$1,729
Commercial real estate	1,676	3,325
Commercial real estate construction	374	368
Residential mortgage	178	1,226

Total	$3,699	$6,648

NOTE D—LOANS (Continued)

        The following table summarizes information relative to troubled debt restructurings by loan portfolio class at December 31, 2015 and 2014:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at period end
December 31, 2015
Nonaccruing troubled debt restructurings:
Commercial real estate	$1,021	$1,021	$460
Commercial real estate construction	1,548	1,541	74

Total nonaccruing troubled debt restructurings	2,569	2,562	534

Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,509
Residential mortgage	336	336	283

Total accruing troubled debt restructurings	7,454	7,506	6,792

Total Troubled Debt Restructurings	$10,023	$10,068	$7,326

December 31, 2014
Nonaccruing troubled debt restructurings:
Commercial and industrial	$490	$485	$46
Commercial real estate	1,021	1,021	546
Commercial real estate construction	1,548	1,541	274

Total nonaccruing troubled debt restructurings	3,059	3,047	866

Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,674
Residential mortgage	336	336	294

Total accruing troubled debt restructurings	7,454	7,506	6,968

Total Troubled Debt Restructurings	$10,513	$10,553	$7,834

        All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. There were no defaulted troubled debt restructured loans as of December 31, 2015 and 2014. One troubled debt restructured loan paid in full during 2015 and one paid in full during the second quarter of 2014, and all other troubled debt restructured loans were current with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. One forbearance agreement was negotiated during 2009 and modified during 2011, one was negotiated during 2010, three were negotiated during 2012, and one was negotiated during 2013.

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

NOTE D—LOANS (Continued)

principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

        There were no loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2015 and 2014.

        Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2015 and 2014, totaled $583,000 and $429,000, respectively.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2015
Commercial and industrial	$16	$61	$1,471	$1,548	$116,144	$117,692	$—
Commercial real estate	77	1,047	743	1,867	288,032	289,899	—
Commercial real estate construction	—	—	374	374	13,055	13,429	—
Residential mortgage	1,686	248	2,082	4,016	353,212	357,228	1,904
Home equity lines of credit	186	—	228	414	59,710	60,124	228
Consumer	26	26	—	52	14,536	14,588	—

Total	$1,991	$1,382	$4,898	$8,271	$844,689	$852,960	$2,132

December 31, 2014
Commercial and industrial	$153	$—	$1,729	$1,882	$72,973	$74,855	$—
Commercial real estate	236	769	2,269	3,274	278,308	281,582	33
Commercial real estate construction	—	17	368	385	11,825	12,210	—
Residential mortgage	2,664	1,332	2,704	6,700	352,675	359,375	1,502
Home equity lines of credit	169	—	101	270	55,703	55,973	101
Consumer	23	9	—	32	15,245	15,277	—

Total	$3,245	$2,127	$7,171	$12,543	$786,729	$799,272	$1,636

NOTE D—LOANS (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses
Beginning balance-January 1, 2015	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172
Charge-offs	(150)	—	(39)	(622)	(15)	(111)	—	(937)
Recoveries	369	—	—	136	—	7	—	512
Provisions	241	(656)	(43)	(10)	77	137	254	—

Ending balance-December 31, 2015	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Loans receivables
Ending balance	$117,692	$289,899	$13,429	$357,228	$60,124	$14,588	$—	$852,960

Ending balance: individually evaluated for impairment	$1,471	$8,185	$374	$461	$—	$—	$—	$10,491

Ending balance: collectively evaluated for impairment	$116,221	$281,714	$13,055	$356,767	$60,124	$14,588	$—	$842,469

December 31, 2014
Allowance for loan losses
Beginning balance-January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(132)	(121)	—	(705)	(169)	(64)	—	(1,191)
Recoveries	15	—	—	97	—	10	—	122
Provisions	250	174	(53)	440	189	157	(1,007)	150

Ending balance-December 31, 2014	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172

Ending balance: individually evaluated for impairment	$—	$—	$—	$302	$—	$—	$—	$302

Ending balance: collectively evaluated for impairment	$2,048	$5,872	$194	$3,543	$557	$1,050	$1,606	$14,870

Loans receivables
Ending balance	$74,855	$281,582	$12,210	$359,375	$55,973	$15,277	$—	$799,272

Ending balance: individually evaluated for impairment	$1,729	$9,999	$368	$1,520	$—	$—	$—	$13,616

Ending balance: collectively evaluated for impairment	$73,126	$271,583	$11,842	$357,855	$55,973	$15,277	$—	$785,656

NOTE D—LOANS (Continued)

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses
Beginning balance-January 1, 2013	$1,507	$6,576	$518	$3,721	$517	$633	$3,353	$16,825
Charge-offs	(178)	(996)	—	(1,062)	—	(191)	—	(2,427)
Recoveries	235	—	—	4	—	4	—	243
Provisions	351	239	(271)	1,350	20	501	(740)	1,450

Ending balance-December 31, 2013	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091

Ending balance: individually evaluated for impairment	$—	$—	$—	$201	$—	$—	$—	$201

Ending balance: collectively evaluated for impairment	$1,915	$5,819	$247	$3,812	$537	$947	$2,613	$15,890

Loans receivables
Ending balance	$59,217	$239,186	$11,196	$351,009	$53,852	$14,188	$—	$728,648

Ending balance: individually evaluated for impairment	$1,574	$11,197	$788	$2,153	$—	$—	$—	$15,712

Ending balance: collectively evaluated for impairment	$57,643	$227,989	$10,408	$348,856	$53,852	$14,188	$—	$712,936

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,632,000 and $5,331,000 at December 31, 2015 and 2014, respectively. During 2015, $1,365,000 new loans or advances were extended and repayments totaled $1,064,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2015.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2015	2014
Land	$2,677	$2,591
Buildings and improvements	19,886	19,492
Furniture and equipment	13,482	14,843
Construction in process	629	139

	36,674	37,065
Accumulated depreciation	(18,630)	(19,340)

	$18,044	$17,725

        Depreciation expense was $1,419,000, $1,414,000 and $1,352,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2015 and 2014, the carrying value of these investments was approximately $3,345,000 and $3,793,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2015	2014
Non-interest bearing demand	$166,224	$144,987
Interest bearing demand	135,826	115,587
Savings	364,086	332,375
Time certificates of deposit of $250,000 or less	215,539	218,511
Time certificates of deposit greater than $250,000	31,305	33,416

	$912,980	$844,876

        Scheduled maturities of time certificates of deposit at December 31, 2015, were as follows:

Years Ending	In thousands
2016	$176,037
2017	41,155
2018	23,772
2019	3,937
2020	1,943

$246,844

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $456,000, $498,000 and $468,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2016	$404
2017	293
2018	254
2019	221
2020	204
Later years	716

$2,092

        ACNB leases space at several of its owned offices to other unrelated organizations under agreements that expired at varying dates in 2015 to 2016. Total rental income for these properties was $27,000, $132,000 and $138,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2015		2014
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$—	—%	$—	—%
Securities sold under repurchase agreements	35,202	0.12	45,699	0.14

	$35,202	0.12%	$45,699	0.14%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $3,966,100 at December 31, 2015. The Corporation also has lines of credit that total $20,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2015 and 2014.

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

NOTE I—BORROWINGS (Continued)

        The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2015 and 2014:

				Gross Amounts Not Offset in the Statements of Condition
			Net Amounts of Liabilities Presented in the Statements of Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition
Dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Repurchase agreements
Commercial customers and government entities(a)	$35,202	$—	$35,202	$(35,202)	$—	$—
December 31, 2014
Repurchase agreements
Commercial customers and government entities(a)	$45,699	$—	$45,699	$(45,699)	$—	$—

(a)
As of December 31, 2015 and 2014, the fair value of securities pledged in connection with repurchase agreements was $41,132,000 and $47,576,000, respectively.

        A summary of long-term debt as of December 31 is as follows:

	2015		2014
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2015	$—	—%	$21,000	2.50%
2016	18,250	1.98%	18,250	1.98%
2017	14,250	2.30%	14,250	2.30%
2018	24,500	1.90%	15,500	2.18%
2019	14,500	1.86%	10,500	1.90%
2020	5,000	1.96%	—	—%
Loan payable to local bank	—	—%	1,437	5.50%

	$76,500	2.05%	$80,937	2.26%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $475,122,000 from the FHLB, of which $388,622,000 was available at December 31, 2015.

        The loan payable to a local bank was paid in full during 2015.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS (Continued)

operating earnings, with some exceptions. As of December 31, 2015, $14,409,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2015, 2014 and 2013, are as follows:

In thousands	2015	2014	2013
Federal:
Current	$3,316	$2,152	$1,800
Deferred	392	875	693

	3,708	3,027	2,493
State:
Current	53	53	42

	$3,761	$3,080	$2,535

        Reconciliations of the statutory federal income tax at a rate of 34% to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Percentage of Income before Income Taxes
	2015	2014	2013
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.2%	0.3%	0.2%
Tax-exempt income	(4.4)%	(3.5)%	(4.6)%
Earnings on investment in bank-owned life insurance	(2.5)%	(2.8)%	(2.8)%
Rehabilitation and low-income housing credits	(2.0)%	(5.1)%	(5.7)%
Other	0.2%	0.1%	0.3%

	25.5%	23.0%	21.4%

        The provision for federal income taxes includes $89,000, $21,000 and $0 of income taxes related to net gains on sales of securities in 2015, 2014 and 2013, respectively. Rehabilitation and low-income housing income tax credits were $299,000, $678,000, and $678,000 during 2015, 2014 and 2013, respectively. Projected credits are $287,000 in 2016 and 2017, and $1,450,000 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2015	2014
Deferred tax assets:
Allowance for loan losses	$5,014	$5,159
Accrued deferred compensation	1,008	903
Pension	3,034	2,727
Deferred loan fees	4	67
Other-than-temporary impairment	178	178
Nonaccrual interest	168	176
Deferred director fees	576	496
Other	644	695

	10,626	10,401

Deferred tax liabilities:
Available for sale securities	600	1,324
Prepaid pension benefit cost	6,505	6,466
Prepaid expenses	166	168
Accumulated depreciation	331	188
Goodwill/intangibles	873	743

	8,475	8,889

Net Deferred Tax Asset	$2,151	$1,512

        The Corporation did not have any uncertain tax positions at December 31, 2015 and 2014. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2012 through 2015.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2015 and 2014, are as follows:

		Fair Value Measurements at December 31, 2015
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$46,029	$—	$46,029	$—
Mortgage-backed securities, residential		42,839	—	42,839	—
State and municipal		28,078	—	28,078	—
Corporate bonds		6,955	—	6,955	—
CRA mutual fund		1,053	1,053	—	—
Stock in other banks		739	739	—	—

Total securities available for sale	Recurring	$125,693	$1,792	$123,901	$—

Impaired loans	Non-recurring	$4,451	$—	$—	$4,451

Foreclosed assets held for resale	Non-recurring	$—	$—	$—	$—

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2014
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$17,317	$—	$17,317	$—
Mortgage-backed securities, residential		53,262	—	53,262	—
State and municipal		35,445	—	35,445	—
Corporate bonds		10,083	—	10,083	—
CRA mutual fund		1,058	1,058	—	—
Stock in other banks		835	835	—	—

Total securities available for sale	Recurring	$118,000	$1,893	$116,107	$—

Impaired loans	Non-recurring	$5,785	$—	$—	$5,785

Foreclosed assets held for resale	Non-recurring	$383	$—	$—	$383

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2015
Impaired loans	$4,451	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(16)%
Foreclosed assets held for resale	$—	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	—%
December 31, 2014
Impaired loans	$5,785	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(18)%
Foreclosed assets held for resale	$383	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	(44)%

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

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation assets and liabilities at December 31, 2015 and 2014:

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2015 and 2014:

	December 31, 2015
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,468	$13,468	$6,746	$6,722	$—
Interest-bearing deposits in banks	5,289	5,289	5,289	—	—
Investment securities available for sale	125,693	125,693	1,792	123,901	—
Investment securities held to maturity	71,542	71,363	—	71,363	—
Loans held for sale	1,835	1,835	—	1,835	—
Loans, less allowance for loan losses	838,213	842,169	—	—	842,169
Accrued interest receivable	3,016	3,016	—	3,016	—
Restricted investment in bank stocks	4,414	4,414	—	4,414	—
Financial liabilities:
Deposits	912,980	913,188	—	913,188	—
Short-term borrowings	35,202	35,202	—	35,202	—
Long-term borrowings	76,500	77,545	—	77,545	—
Accrued interest payable	815	815	—	815	—
Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2014
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,502	$13,502	$7,200	$6,302	$—
Interest-bearing deposits in banks	6,171	6,171	6,171	—	—
Investment securities available for sale	118,000	118,000	1,893	116,107	—
Investment securities held to maturity	73,346	73,057	—	73,057	—
Loans held for sale	1,623	1,623	—	1,623	—
Loans, less allowance for loan losses	784,100	795,117	—	—	795,117
Accrued interest receivable	2,950	2,950	—	2,950	—
Restricted investment in bank stocks	4,216	4,216	—	4,216	—
Financial liabilities:
Deposits	844,876	845,565	—	845,565	—
Short-term borrowings	45,699	45,699	—	45,699	—
Long-term borrowings	80,937	82,478	—	82,478	—
Accrued interest payable	773	773	—	773	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

NOTE M—RETIREMENT PLANS (Continued)

        A measurement date of December 31 has been used for the fiscal year's ended December 31, 2015 and 2014.

In thousands	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$27,165	$22,303
Service cost	881	689
Interest cost	1,040	1,035
Change in assumptions	(1,438)	4,087
Benefits paid	(978)	(949)

Benefit obligation at end of year	26,670	27,165

Change in plan assets:
Fair value of plan assets at beginning of year	38,163	34,711
Actual return on plan assets	(305)	2,050
Employer contribution	—	2,351
Benefits paid	(978)	(949)

Fair value of plan assets at end of year	36,880	38,163

Funded Status, included in other assets	$10,210	$10,998

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$8,923	$7,995
Prior service cost	1	25

Total included in accumulated other comprehensive loss (pretax)	$8,924	$8,020

        The estimated costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$682
Prior service cost	1

$683

        The accumulated benefit obligation totaled $25,783,000 and $26,172,000 at December 31, 2015 and 2014, respectively.

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

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2015	2014	2013
Components of net periodic benefit cost (income):
Service cost	$881	$689	$774
Interest cost	1,040	1,035	894
Expected return on plan assets	(2,542)	(2,311)	(1,957)
Recognized net actuarial loss	481	21	652
Amortization of prior service cost	24	40	40

Net Periodic Benefit (Income) Cost	(116)	(526)	403

Net loss (gain)	1,409	4,349	(4,400)
Amortization of net loss	(481)	(21)	(652)
Amortization of prior service cost	(24)	(40)	(40)

Total recognized in other comprehensive loss (income)	$904	$4,288	$(5,092)

Total recognized in net periodic benefit (income) cost and other comprehensive loss (income)	$788	$3,762	$(4,689)

        For the years ended December 31, 2015, 2014 and 2013, the assumptions used to determine the benefit obligation are as follows:

	2015	2014	2013
Discount rate	4.35%	3.90%	4.75%
Rate of compensation increase	3.50%	3.75%	3.75%

        For the years ended December 31, 2015, 2014 and 2013, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2015	2014	2013
Discount rate	3.90%	4.75%	3.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	3.75%	3.75%	3.75%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2015 and 2014, are as follows:

	2015	2014
Equity securities	48%	47%
Debt securities	47%	47%
Short-term fixed income	—%	1%
Real estate	5%	5%

	100%	100%

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

NOTE M—RETIREMENT PLANS (Continued)

weighted-average assets' allocation in the above table represents the Corporation's conclusion on the appropriate mix of investments. The specific investment vehicles are institutional separate accounts from a variety of fund managers which are regularly reviewed by the Corporation for acceptable performance.

        Equity securities included Corporation common stock in amounts of $1,437,000, or 4% of total plan assets, and $1,412,000, or 4% of total plan assets, at December 31, 2015 and 2014, respectively.

        Fair value measurements at December 31, 2015, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$17,618	$1,437	$16,181	$—
Debt securities	17,463	—	17,463	—
Real estate	1,799	—	1,799	—

        Fair value measurements at December 31, 2014, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$18,511	$1,412	$17,099	$—
Debt securities	17,821	—	17,821	—
Real estate	1,831	—	1,831	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2016. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 375 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2016	$1,090
2017	1,200
2018	1,290
2019	1,400
2020	1,420
2021-2025	8,650

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $547,000, $526,000 and $500,000 for 2015, 2014 and 2013, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG's contributions to and expenses for the plan were $74,000, $63,000 and $66,000 for 2015, 2014 and 2013, respectively.

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2015 and 2014, totaled $2,257,000 and $1,987,000, respectively. The annual expense included in salaries and benefits expense totaled $360,000, $339,000 and $321,000 during the years ended December 31, 2015, 2014 and 2013, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. At December 31, 2015 and 2014, the cash surrender value of these policies was $4,833,000 and $4,725,000, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below). The federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance effective January 1, 2014. The final rules call for the following capital requirements:

  •
  a minimum ratio of common Tier 1 capital to risk-weighted assets of 4.5%;

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%;

  •
  a minimum ratio of total capital to risk-weighted assets of 8.0%; and,

  •
  a minimum leverage ratio of 4.0%.

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

        Management believes, as of December 31, 2015, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2015, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective

NOTE N—REGULATORY MATTERS (Continued)

action. There are no conditions or events since that notification that management believes have changed the Bank's category.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2015, 5,673 shares have been issued under the plan. In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan allows registered stockholders who have a minimal number of shares to participate and also provides for voluntary cash purchases of ACNB Corporation common stock. During 2015, 2014, and 2013, 24,074, 24,339, and 25,943 shares of common stock, respectively, were issued within the plan.

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount		Ratio	Amount		Ratio
CORPORATION
As of December 31, 2015
Tier 1 leverage ratio (to average assets)	$115,005	10.08%	$	≥45,646	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	115,005	15.00		≥34,503	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	115,005	15.00		≥46,004	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	124,675	16.26		≥61,339	≥8.0		N/A	N/A
As of December 31, 2014
Tier 1 leverage ratio (to average assets)	$105,241	9.81%	$	≥42,905	≥4.0%		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	105,241	14.02		≥30,032	≥4.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	114,798	15.29		≥60,064	≥8.0		N/A	N/A
BANK
As of December 31, 2015
Tier 1 leverage ratio (to average assets)	$100,698	8.84%	$	≥45,550	≥4.0%	$	≥56,938	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	100,698	13.22		≥34,270	≥4.5		≥49,501	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	100,698	13.22		≥45,693	≥6.0		≥60,924	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	110,287	14.48		≥60,924	≥8.0		≥76,155	≥10.0
As of December 31, 2014
Tier 1 leverage ratio (to average assets)	$95,028	8.86%	$	≥42,912	≥4.0%	$	≥53,640	≥5.0%
Tier 1 risk-based capital ratio (to risk-weighted assets)	95,028	12.75		≥29,817	≥4.0		≥44,725	≥6.0
Total risk-based capital ratio (to risk-weighted assets)	104,425	14.01		≥59,633	≥8.0		≥74,542	≥10.0

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2015 and 2014, for guarantees under standby letters of credit issued is not material.

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

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2015	2014
Commitments to extend credit	$199,932	$217,837
Standby letters of credit	4,986	6,072

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2015	2014
ASSETS
Cash	$4,448	$4,541
Investment in banking subsidiary	95,948	92,168
Investment in other subsidiaries	8,928	9,291
Investments in low-income housing partnerships	1,336	1,659
Securities and other assets	1,340	1,228
Receivable from banking subsidiary	2,769	2,638

Total Assets	$114,769	$111,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$—	$1,437
Other liabilities	54	66
Stockholders' equity	114,715	110,022

Total Liabilities and Stockholders' Equity	$114,769	$111,525

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2015	2014	2013
Dividends from banking subsidiary	$4,820	$4,801	$4,781
Other income	190	310	34

	5,010	5,111	4,815
Expenses	431	697	817

	4,579	4,414	3,998
Income tax benefit	381	810	944

	4,960	5,224	4,942
Equity in undistributed earnings of subsidiaries	6,057	5,066	4,373

Net Income	$11,017	$10,290	$9,315

Comprehensive Income	$9,014	$7,461	$9,633

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,017	$10,290	$9,315
Equity in undistributed earnings of subsidiaries	(6,057)	(5,066)	(4,373)
Increase in receivable from banking subsidiary	(131)	(810)	(843)
Other	86	799	695

Net Cash Provided by Operating Activities	4,915	5,213	4,794

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment from subsidiary	750	250	1,500
Proceeds from sale of low-income housing partnership	—	—	476

Net Cash Provided by Investing Activities	750	250	1,976

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(1,437)	(266)	(251)
Proceeds from issuance of common stock	499	381	447
Dividends paid	(4,820)	(4,622)	(4,542)

Net Cash Used in Financing Activities	(5,758)	(4,507)	(4,346)

Net (Decrease) Increase in Cash and Cash Equivalents	(93)	956	2,424
CASH AND CASH EQUIVALENTS—BEGINNING	4,541	3,585	1,161

CASH AND CASH EQUIVALENTS—ENDING	$4,448	$4,541	$3,585

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

        In 2015, RIG acquired an additional book of business with an aggregate purchase price of $145,925, of which all was classified as an intangible asset. Also in 2015, RIG made the final purchase payment of $27,395 on the book of business purchased in 2013, resulting in an aggregate purchase price of $104,395.

        The carrying value and accumulated amortization of the intangible assets (customer lists) as of December 31, 2015 and 2014, are as follows:

	2015		2014
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,667	$5,634	$6,494	$5,298

        Amortization of the intangible assets for the five years subsequent to December 31, 2015, is expected to be as follows:

Years Ending	In thousands
2016	$341
2017	323
2018	238
2019	28
2020	23
Thereafter	80

NOTE S—SEGMENT AND RELATED INFORMATION

        The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

NOTE S—SEGMENT AND RELATED INFORMATION (Continued)

        Segment information for 2015, 2014 and 2013 is as follows:

In thousands	Banking	Insurance	Total
2015
Net interest income and other income from external customers	$43,522	$4,490	$48,012
Income before income taxes	14,137	641	14,778
Total assets	1,138,106	9,819	1,147,925
Capital expenditures	1,712	26	1,738
2014
Net interest income and other income from external customers	$41,183	$4,601	$45,784
Income before income taxes	12,729	641	13,370
Total assets	1,078,546	11,262	1,089,808
Capital expenditures	2,141	1,007	3,148
2013
Net interest income and other income from external customers	$40,953	$4,362	$45,315
Income before income taxes	11,337	513	11,850
Total assets	1,035,597	10,450	1,046,047
Capital expenditures	2,205	7	2,212

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2015 and 2014, is as follows:

Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Interest income	$9,811	$10,045	$9,717	$9,891
Interest expense	970	989	959	940

Net interest income	8,841	9,056	8,758	8,951
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	8,841	9,056	8,758	8,951
Net gains on sales of securities	—	101	158	2
Other income	2,793	3,138	3,132	3,082
Other expenses and provision for income taxes	9,091	9,485	9,236	9,183

Net income	$2,543	$2,810	$2,812	$2,852

Basic earnings per share	$0.42	$0.47	$0.47	$0.47

Dividends per share	$0.20	$0.20	$0.20	$0.20

2014
Interest income	$9,319	$9,325	$9,376	$9,506
Interest expense	902	905	911	928

Net interest income	8,417	8,420	8,465	8,578
Provision for loan losses	150	—	—	—

Net interest income after provision for loan losses	8,267	8,420	8,465	8,578
Net gains on sales of securities	—	52	2	8
Other income	2,602	3,340	2,928	2,972
Other expenses and provision for income taxes	8,397	9,081	8,771	9,095

Net income	$2,472	$2,731	$2,624	$2,463

Basic earnings per share	$0.41	$0.46	$0.44	$0.40

Dividends per share	$0.19	$0.19	$0.19	$0.20

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2015. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        There were no changes made in the Corporation's internal control over financial reporting in connection with the fourth quarter evaluation that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2015, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

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
Gettysburg, Pennsylvania

        We have audited ACNB Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on ACNB Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of ACNB Corporation for each of the three years in the period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 4, 2016

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation and/or Subsidiary", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2013, and as reaffirmed on February 23, 2016, is available under the Corporate Governance Documents section of the ACNB Corporation page of ACNB Bank's website at www.acnb.com. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President, Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Executive Compensation and Employee Benefits", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2016 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2016 definitive Proxy Statement.

        The following table provides information about shares of the Corporation's stock that may be issued under existing equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	194,327
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	194,327

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2016 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2016 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. FINANCIAL STATEMENTS

        The following financial statements are filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firms

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

Exhibit 10.3

Amended and Restated Executive Supplemental Life Insurance Plan—Applicable to Thomas A. Ritter, David W. Cathell, Lynda L. Glass and James P. Helt. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.4

Amended and Restated Director Supplemental Life Insurance Plan—Applicable to Richard L. Alloway II, Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report of Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

Exhibit 10.21	ACNB Bank Variable Compensation Plan dated January 1, 2014. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 25, 2015.)
Exhibit 10.22

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 25, 2015.)

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

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of BDO USA, LLP.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 4, 2016 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 4, 2016, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
Richard L. Alloway II Director	/s/ J. EMMETT PATTERSON J. Emmett Patterson Director
/s/ FRANK ELSNER, III Frank Elsner, III Director and Chairman of the Board	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
James J. Lott Director	David L. Sites Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ ALAN J. STOCK Alan J. Stock Director and Vice Chairman of the Board
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ JAMES E. WILLIAMS James E. Williams Director