Form 10-Q
period 2016-09-30
ACNB CORP
filed 2016-10-28
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s Common Stock outstanding on October 28, 2016, was 6,061,062.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	September 30,	September 30,	December 31,
Dollars in thousands, except per share data	2016	2015	2015

ASSETS

Cash and due from banks	$13,705	$13,013	$13,468
Interest bearing deposits with banks	41,686	33,076	5,289

Total Cash and Cash Equivalents	55,391	46,089	18,757

Securities available for sale	143,940	108,708	125,693
Securities held to maturity, fair value $58,566; $74,069; $71,363	57,562	73,507	71,542
Loans held for sale	1,877	1,229	1,835
Loans, net of allowance for loan losses $14,488; $14,762; $14,747	857,535	810,490	838,213
Premises and equipment	18,224	17,952	18,044
Restricted investment in bank stocks	4,191	4,078	4,414
Investment in bank-owned life insurance	40,476	39,366	39,642
Investments in low-income housing partnerships	3,003	3,457	3,345
Goodwill	6,308	6,308	6,308
Intangible assets	774	1,118	1,033
Foreclosed assets held for resale	309	599	580
Other assets	19,279	19,642	18,519

Total Assets	$1,208,869	$1,132,543	$1,147,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$186,035	$156,962	$166,224
Interest bearing	779,512	738,407	746,756

Total Deposits	965,547	895,369	912,980

Short-term borrowings	35,503	37,724	35,202
Long-term borrowings	76,500	75,500	76,500
Other liabilities	10,565	9,405	8,528

Total Liabilities	1,088,115	1,017,998	1,033,210

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,123,662, 6,097,235 and 6,102,324 shares issued; 6,061,062, 6,034,635 and 6,039,724 shares outstanding	15,310	15,243	15,256
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	10,849	10,290	10,387
Retained earnings	99,196	92,881	94,526
Accumulated other comprehensive loss	(3,873)	(3,141)	(4,726)

Total Stockholders’ Equity	120,754	114,545	114,715

Total Liabilities and Stockholders’ Equity	$1,208,869	$1,132,543	$1,147,925

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2016	2015	2016	2015

INTEREST INCOME
Loans, including fees	$9,150	$8,699	$27,054	$26,256
Securities:
Taxable	770	743	2,360	2,337
Tax-exempt	156	208	496	660
Dividends	53	44	159	258
Other	52	23	86	62

Total Interest Income	10,181	9,717	30,155	29,573

INTEREST EXPENSE
Deposits	602	545	1,730	1,577
Short-term borrowings	10	5	38	33
Long-term borrowings	384	409	1,165	1,308

Total Interest Expense	996	959	2,933	2,918

Net Interest Income	9,185	8,758	27,222	26,655

PROVISION FOR LOAN LOSSES	—	—	—	—

Net Interest Income after Provision for Loan Losses	9,185	8,758	27,222	26,655

OTHER INCOME
Service charges on deposit accounts	631	624	1,734	1,734
Income from fiduciary activities	416	410	1,244	1,150
Earnings on investment in bank-owned life insurance	276	277	834	824
Net gains on sales or calls of securities	—	158	—	259
Gain on sales of premises and equipment	—	—	449	—
Service charges on ATM and debit card transactions	381	359	1,127	1,113
Commissions from insurance sales	1,269	1,223	3,700	3,503
Other	328	239	896	739

Total Other Income	3,301	3,290	9,984	9,322

OTHER EXPENSES
Salaries and employee benefits	5,580	5,118	16,609	15,706
Net occupancy	481	511	1,553	1,635
Equipment	740	758	2,212	2,223
Other tax	201	269	591	666
Professional services	217	197	670	621
Supplies and postage	178	175	491	493
Marketing and corporate relations	123	88	391	293
FDIC and regulatory	181	175	532	504
Intangible assets amortization	85	84	259	251
Foreclosed real estate expenses	72	112	112	220
Other operating	922	773	2,681	2,413

Total Other Expenses	8,780	8,260	26,101	25,025

Income before Income Taxes	3,706	3,788	11,105	10,952

PROVISION FOR INCOME TAXES	938	976	2,808	2,787

Net Income	$2,768	$2,812	$8,297	$8,165

PER SHARE DATA
Basic earnings	$0.46	$0.47	$1.37	$1.36
Cash dividends declared	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2016	2015	2016	2015

NET INCOME	$2,768	$2,812	$8,297	$8,165

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(158), $(16), $265 and $(256), respectively	(308)	(34)	515	(497)

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $(54), $0 and $(88), respectively (A) (C)	—	(104)	—	(171)

PENSION

Amortization of pension net loss and prior service cost, net of income taxes of $59, $43, $175 and $129, respectively (B) (C)	113	84	338	250

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(195)	(54)	853	(418)

TOTAL COMPREHENSIVE INCOME	$2,573	$2,758	$9,150	$7,747

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2016 and 2015

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2015	$15,196	$(728)	$9,948	$88,329	$(2,723)	$110,022

Net income	—	—	—	8,165	—	8,165

Other comprehensive loss, net of taxes	—	—	—	—	(418)	(418)

Common stock shares issued (18,985 shares)	47	—	342	—	—	389

Cash dividends declared	—	—	—	(3,613)	—	(3,613)

BALANCE – SEPTEMBER 30, 2015	$15,243	$(728)	$10,290	$92,881	$(3,141)	$114,545

BALANCE – JANUARY 1, 2016	$15,256	$(728)	$10,387	$94,526	$(4,726)	$114,715

Net income	—	—	—	8,297	—	8,297

Other comprehensive income, net of taxes	—	—	—	—	853	853

Common stock shares issued (13,903 shares)	35	—	303	—	—	338

Restricted stock grants (7,435 shares)	19	—	100	—	—	119

Restricted stock compensation expense	—	—	59	—	—	59

Cash dividends declared	—	—	—	(3,627)	—	(3,627)

BALANCE – SEPTEMBER 30, 2016	$15,310	$(728)	$10,849	$99,196	$(3,873)	$120,754

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,297	$8,165
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(477)	(337)
Gain on sales of foreclosed assets held for resale, including writedowns	(28)	(36)
Gain on sale of premises and equipment	(449)	—
Earnings on investment in bank-owned life insurance	(834)	(824)
Gain on sales or calls of securities	—	(259)
Restricted stock compensation expense	59	—
Depreciation and amortization	1,324	1,308
Provision for loan losses	—	—
Net amortization of investment securities premiums	391	510
Decrease in accrued interest receivable	29	76
Decrease in accrued interest payable	(10)	(8)
Mortgage loans originated for sale	(29,761)	(22,192)
Proceeds from sales of loans originated for sale	30,196	22,923
(Increase) decrease in other assets	(887)	1,102
Increase in other liabilities	966	1,518

Net Cash Provided by Operating Activities	8,816	11,946

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	13,809	7,581
Proceeds from maturities of investment securities available for sale	22,334	18,516
Proceeds from sales of investment securities available for sale	—	2,933
Purchase of investment securities available for sale	(39,127)	(13,118)
Purchase of investment securities held to maturity	—	(8,044)
Redemption of restricted investment in bank stocks	223	138
Net increase in loans	(19,660)	(27,520)
Purchase of bank-owned life insurance	—	(600)
Purchase of book of business	—	(174)
Capital expenditures	(2,025)	(1,283)
Proceeds from sales of premises and equipment	1,929	—
Proceeds from sales of foreclosed real estate	637	2,184

Net Cash Used in Investing Activities	(21,880)	(19,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	19,811	11,975
Net increase in time certificates of deposits and interest bearing deposits	32,756	38,518
Net increase (decrease) in short-term borrowings	301	(7,975)
Proceeds from long-term borrowings	9,000	11,000
Repayments on long-term borrowings	(9,000)	(16,437)
Dividends paid	(3,627)	(3,613)
Common stock issued	457	389

Net Cash Provided by Financing Activities	49,698	33,857

Net Increase in Cash and Cash Equivalents	36,634	26,416

CASH AND CASH EQUIVALENTS — BEGINNING	18,757	19,673

CASH AND CASH EQUIVALENTS — ENDING	$55,391	$46,089

Interest paid	$2,943	$2,926
Income taxes paid	$3,200	$975
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$338	$1,130

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2015 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 4, 2016. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year. Fixed assets held for sale is measured at the lower of its carrying amount or fair value less cost to sell.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of September 30, 2016, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,048,216 and 6,023,090 weighted average shares of common stock outstanding for the nine months ended September 30, 2016 and 2015, respectively, and 6,057,508 and 6,030,846 for the three months ended September 30, 2016 and 2015, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a Restricted Stock plan available to selected officers and employees of the Bank to advance the best interest of the Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and thereby encouraging them to contribute to the success of the Corporation. To date, 7,435 shares were issued under this plan, which resulted in $59,000 of compensation expense. Of the 7,435 shares issued under the plan, 2,478 shares are fully vested and 4,957 will vest over the next two years.

3.              Retirement Benefits

The components of net periodic benefit expense (income) related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
In thousands	2016	2015	2016	2015
Service cost	$199	$220	$597	$660
Interest cost	284	260	852	780
Expected return on plan assets	(609)	(635)	(1,824)	(1,906)
Amortization of net loss	172	120	513	360
Amortization of prior service cost	—	6	—	19

Net Periodic Benefit Expense (Income)	$46	$(29)	$138	$(87)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2015, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2016. As of September 30, 2016, it was determined that no contribution would be made for 2016. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 375 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $5,719,000 in standby letters of credit as of September 30, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2016, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — SEPTEMBER 30, 2016	$1,679	$(5,552)	$(3,873)
BALANCE — DECEMBER 31, 2015	$1,164	$(5,890)	$(4,726)
BALANCE — SEPTEMBER 30, 2015	$1,902	$(5,043)	$(3,141)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2016 and 2015, is as follows:

In thousands	Banking	Insurance	Total
2016
Net interest income and other income from external customers	$33,871	$3,349	$37,220
Income before income taxes	10,424	681	11,105
Total assets	1,199,365	9,504	1,208,869
Capital expenditures	2,013	12	2,025

2015
Net interest income and other income from external customers	$32,331	$3,646	$35,977
Income before income taxes	10,354	598	10,952
Total assets	1,122,465	10,078	1,132,543
Capital expenditures	1,263	20	1,283

Segment information for the three month periods ended September 30, 2016 and 2015, is as follows:

In thousands	Banking	Insurance	Total
2016
Net interest income and other income from external customers	$11,581	$919	$12,500
Income before income taxes	3,485	221	3,706
Total assets	1,199,365	9,504	1,208,869
Capital expenditures	326	—	326

2015
Net interest income and other income from external customers	$10,687	$1,361	$12,048
Income before income taxes	3,557	231	3,788
Total assets	1,122,465	10,078	1,132,543
Capital expenditures	637	—	637

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

Amortized cost and fair value of securities at September 30, 2016, and December 31, 2015, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2016
U.S. Government and agencies	$75,709	$587	$60	$76,236
Mortgage-backed securities, residential	33,735	1,480	—	35,215
State and municipal	25,206	464	7	25,663
Corporate bonds	5,000	45	—	5,045
CRA mutual fund	1,044	24	—	1,068
Stock in other banks	702	24	13	713
	$141,396	$2,624	$80	$143,940

DECEMBER 31, 2015
U.S. Government and agencies	$46,218	$124	$313	$46,029
Mortgage-backed securities, residential	41,528	1,336	25	42,839
State and municipal	27,437	642	1	28,078
Corporate bonds	7,000	20	65	6,955
CRA mutual fund	1,044	9	—	1,053
Stock in other banks	702	49	12	739
	$123,929	$2,180	$416	$125,693

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2016
U.S. Government and agencies	$23,020	$198	$2	$23,216
Mortgage-backed securities, residential	34,542	808	—	35,350
	$57,562	$1,006	$2	$58,566
DECEMBER 31, 2015
U.S. Government and agencies	$31,044	$27	$176	$30,895
Mortgage-backed securities, residential	40,498	232	262	40,468
	$71,542	$259	$438	$71,363

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016, and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2016
U.S. Government and agencies	$19,365	$60	$—	$—	$19,365	$60
State and municipal	1,181	7	—	—	1,181	7
Stock in other banks	—	—	191	13	191	13
	$20,546	$67	$191	$13	$20,737	$80

DECEMBER 31, 2015
U.S. Government and agencies	$31,992	$313	$—	$—	$31,992	$313
Mortgage-backed securities, residential	4,855	25	—	—	4,855	25
State and municipal	909	1	—	—	909	1
Corporate bond	4,935	65	—	—	4,935	65
Stock in other banks	191	12	—	—	191	12
	$42,882	$416	$—	$—	$42,882	$416

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2016
U.S. Government and agencies	$1,998	$2	$—	$—	$1,998	$2
	$1,998	$2	$—	$—	$1,998	$2

DECEMBER 31, 2015
U.S. Government and agencies	$18,959	$83	$6,907	$93	$25,866	$176
Mortgage-backed securities, residential	3,109	13	15,420	249	18,529	262
	$22,068	$96	$22,327	$342	$44,395	$438

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2016, eleven available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2016, five available for sale state and municipal securities had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2016, one available for sale stock in other banks had an unrealized loss that did not exceed 7% of amortized cost. This security has been in a continuous loss position for 12 months or more. This unrealized loss relates principally to daily market changes.

At September 30, 2016, one held to maturity U.S. Government and agency security had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2016, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2016, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$8,937	$8,995	$2,995	$3,001
Over 1 year through 5 years	69,117	69,827	20,025	20,215
Over 5 years through 10 years	27,663	27,922	—	—
Over 10 years	198	200	—	—
Mortgage-backed securities, residential	33,735	35,215	34,542	35,350
CRA mutual fund	1,044	1,068	—	—
Stock in other banks	702	713	—	—
	$141,396	$143,940	$57,562	$58,566

The Corporation did not realize any gross gains or losses on sales of securities available for sale during the three and nine months ended September 30, 2016. The Corporation realized $158,000 gross gains and $0 gross losses on sales of securities available for sale during the three month period ended September 30, 2015. The Corporation realized gross gains of $259,000 and $0 in gross losses on sales of securities available for sale during the nine month period ended September 30, 2015.

At September 30, 2016, and December 31, 2015, securities with a carrying value of $139,056,000 and $117,646,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2016, and December 31, 2015:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2016
Commercial and industrial	$116,305	$4,974	$1,647	$—	$122,926
Commercial real estate	278,468	20,466	10,227	—	309,161
Commercial real estate construction	11,571	1,259	413	—	13,243
Residential mortgage	342,036	3,553	833	—	346,422
Home equity lines of credit	64,984	578	127	—	65,689
Consumer	14,582	—	—	—	14,582
	$827,946	$30,830	$13,247	$—	$872,023

DECEMBER 31, 2015
Commercial and industrial	$112,037	$3,744	$1,911	$—	$117,692
Commercial real estate	252,071	23,421	14,407	—	289,899
Commercial real estate construction	11,087	1,968	374	—	13,429
Residential mortgage	350,537	5,548	1,143	—	357,228
Home equity lines of credit	58,856	1,138	130	—	60,124
Consumer	14,588	—	—	—	14,588
	$799,176	$35,819	$17,965	$—	$852,960

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2016, and December 31, 2015:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2016
Commercial and industrial	$—	$—	$—	$1,249	$1,249
Commercial real estate	—	—	—	8,042	8,242
Commercial real estate construction	—	—	—	300	300
Residential mortgage	376	376	167	383	383
	$376	$376	$167	$9,974	$10,174

DECEMBER 31, 2015
Commercial and industrial	$—	$—	$—	$1,471	$1,471
Commercial real estate	—	—	—	8,185	8,396
Commercial real estate construction	—	—	—	374	648
Residential mortgage	—	—	—	461	461
	$—	$—	$—	$10,491	$10,976

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2016 and 2015:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2016
Commercial and industrial	$—	$—	$1,361	$3
Commercial real estate	—	—	8,156	104
Commercial real estate construction	—	—	300	—
Residential mortgage	374	—	414	4
	$374	$—	$10,231	$111

SEPTEMBER 30, 2015
Commercial and industrial	$—	$—	$1,549	$—
Commercial real estate	—	—	8,608	134
Commercial real estate construction	—	—	154	—
Residential mortgage	—	—	358	9
	$—	$—	$10,669	$143

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2016 and 2015:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2016
Commercial and industrial	$—	$—	$1,400	$3
Commercial real estate	—	—	8,280	327
Commercial real estate construction	—	—	337	—
Residential mortgage	187	—	435	13
	$187	$—	$10,452	$343

SEPTEMBER 30, 2015
Commercial and industrial	$—	$—	$1,621	$129
Commercial real estate	—	—	9,275	405
Commercial real estate construction	—	—	251	—
Residential mortgage	347	—	464	14
	$347	$—	$11,611	$548

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2016, and December 31, 2015:

In thousands	September 30, 2016	December 31, 2015
Commercial and industrial	$1,249	$1,471
Commercial real estate	1,660	1,676
Commercial real estate construction	300	374
Residential mortgage	484	178
	$3,693	$3,699

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of September 30, 2016, and December 31, 2015:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
SEPTEMBER 30, 2016
Nonaccruing troubled debt restructurings:
Commercial real estate	$1,021	$1,021	$395
Commercial real estate construction	1,548	1,541	—
Total nonaccruing troubled debt restructurings	2,569	2,562	395
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,382
Residential mortgage	336	336	275
Total accruing troubled debt restructurings	7,454	7,506	6,657
Total Troubled Debt Restructurings	$10,023	$10,068	$7,052

DECEMBER 31, 2015
Nonaccruing troubled debt restructurings:
Commercial real estate	$1,021	$1,021	$460
Commercial real estate construction	1,548	1,541	74
Total nonaccruing troubled debt restructurings	2,569	2,562	534
Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,509
Residential mortgage	336	336	283
Total accruing troubled debt restructurings	7,454	7,506	6,792
Total Troubled Debt Restructurings	$10,023	$10,068	$7,326

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of September 30, 2016 and 2015, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2016 and 2015. One troubled debt restructured loan paid off during 2016 in the amount of $74,000. One troubled debt restructured loan paid off during 2015 in the amount of $70,000. All other troubled debt restructured loans were current as of September 30, 2016, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. One forbearance agreement was negotiated during 2010, three were negotiated during 2012, and one was negotiated during 2013.

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

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2016 and December 31, 2015, totaled $752,000 and $583,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2016, and December 31, 2015:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2016
Commercial and industrial	$48	$51	$1,254	$1,353	$121,573	$122,926	$5
Commercial real estate	152	575	—	727	308,434	309,161	—
Commercial real estate construction	—	—	300	300	12,943	13,243	—
Residential mortgage	31	1,034	1,999	3,064	343,358	346,422	1,522
Home equity lines of credit	109	—	313	422	65,267	65,689	313
Consumer	19	12	—	31	14,551	14,582	—
	$359	$1,672	$3,866	$5,897	$866,126	$872,023	$1,840

DECEMBER 31, 2015
Commercial and industrial	$16	$61	$1,471	$1,548	$116,144	$117,692	$—
Commercial real estate	77	1,047	743	1,867	288,032	289,899	—
Commercial real estate construction	—	—	374	374	13,055	13,429	—
Residential mortgage	1,686	248	2,082	4,016	353,212	357,228	1,904
Home equity lines of credit	186	—	228	414	59,710	60,124	228
Consumer	26	26	—	52	14,536	14,588	—
	$1,991	$1,382	$4,898	$8,271	$844,689	$852,960	$2,132

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2016
Allowance for Loan Losses
Beginning balance - July 1, 2016	$2,557	$5,433	$134	$3,311	$607	$952	$1,642	$14,636
Charge-offs	(131)	—	—	(6)	—	(28)	—	(165)
Recoveries	5	—	—	8	—	4	—	17
Provisions	(80)	(60)	11	(46)	2	(11)	184	—
Ending balance - September 30, 2016	$2,351	$5,373	$145	$3,267	$609	$917	$1,826	$14,488

Beginning balance - January 1, 2016	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Charge-offs	(221)	—	(135)	(45)	(9)	(50)	—	(460)
Recoveries	44	—	132	14	—	11	—	201
Provisions	20	157	36	(51)	(1)	(127)	(34)	—
Ending balance - September 30, 2016	$2,351	$5,373	$145	$3,267	$609	$917	$1,826	$14,488
Ending balance: individually evaluated for impairment	$—	$—	$—	$167	$—	$—	$—	$167
Ending balance: collectively evaluated for impairment	$2,351	$5,373	$145	$3,100	$609	$917	$1,826	$14,321

Loans Receivable
Ending balance	$122,926	$309,161	$13,243	$346,422	$65,689	$14,582	$—	$872,023
Ending balance: individually evaluated for impairment	$1,249	$8,042	$300	$759	$—	$—	$—	$10,350
Ending balance: collectively evaluated for impairment	$121,677	$301,119	$12,943	$345,663	$65,689	$14,582	$—	$861,673

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2015
Allowance for Loan Losses
Beginning Balance - July 1, 2015	$2,264	$5,154	$155	$3,361	$572	$1,090	$2,269	$14,865
Charge-offs	(47)	—	—	(38)	—	(24)	—	(109)
Recoveries	2	—	—	4	—	—	—	6
Provisions	82	32	(7)	24	43	12	(186)	—
Ending balance - September 30, 2015	$2,301	$5,186	$148	$3,351	$615	$1,078	$2,083	$14,762

Beginning Balance - January 1, 2015	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172
Charge-offs	(120)	—	(39)	(542)	(15)	(71)	—	(787)
Recoveries	365	—	—	8	—	4	—	377
Provisions	8	(686)	(7)	40	73	95	477	—
Ending balance - September 30, 2015	$2,301	$5,186	$148	$3,351	$615	$1,078	$2,083	$14,762
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,301	$5,186	$148	$3,351	$615	$1,078	$2,083	$14,762

Loans Receivable
Ending balance	$103,245	$279,614	$15,057	$352,651	$59,639	$15,046	$—	$825,252
Ending balance: individually evaluated for impairment	$1,515	$8,253	$114	$407	$—	$—	$—	$10,289
Ending balance: collectively evaluated for impairment	$101,730	$271,361	$14,943	$352,244	$59,639	$15,046	$—	$814,963

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2015
Allowance for Loan Losses
Ending balance	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Loans Receivable
Ending balance	$117,692	$289,899	$13,429	$357,228	$60,124	$14,588	$—	$852,960
Ending balance: individually evaluated for impairment	$1,471	$8,185	$374	$461	$—	$—	$—	$10,491
Ending balance: collectively evaluated for impairment	$116,221	$281,714	$13,055	$356,767	$60,124	$14,588	$—	$842,469

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at September 30, 2016, and December 31, 2015, are as follows:

		September 30, 2016
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$76,236	$—	$76,236	$—
Mortgage-backed securities, residential		35,215	—	35,215	—
State and municipal		25,663	—	25,663	—
Corporate bonds		5,045	—	5,045	—
CRA mutual fund		1,068	1,068	—	—
Stock in other banks		713	713	—	—
Total securities available for sale	Recurring	$143,940	$1,781	$142,159	$—
Impaired loans	Nonrecurring	$4,249	$—	$—	$4,249

		December 31, 2015
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$46,029	$—	$46,029	$—
Mortgage-backed securities, residential		42,839	—	42,839	—
State and municipal		28,078	—	28,078	—
Corporate bonds		6,955	—	6,955	—
CRA mutual fund		1,053	1,053	—	—
Stock in other banks		739	739	—	—
Total securities available for sale	Recurring	$125,693	$1,792	$123,901	$—
Impaired loans	Nonrecurring	$4,451	$—	$—	$4,451

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2016
Impaired loans	$4,249	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(22)%

December 31, 2015
Impaired loans	$4,451	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(16)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at September 30, 2016, and December 31, 2015:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2016, and December 31, 2015:

	September 30, 2016
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,705	$13,705	$6,379	$7,326	$—
Interest-bearing deposits in banks	41,686	41,686	41,686	—	—
Investment securities available for sale	143,940	143,940	1,781	142,159	—
Investment securities held to maturity	57,562	58,566	—	58,566	—
Loans held for sale	1,877	1,877	—	1,877	—
Loans, less allowance for loan losses	857,535	872,169	—	—	872,169
Accrued interest receivable	2,987	2,987	—	2,987	—
Restricted investment in bank stocks	4,191	4,191	—	4,191	—

Financial liabilities:
Deposits	965,547	965,914	—	965,914	—
Short-term borrowings	35,503	35,503	—	35,503	—
Long-term borrowings	76,500	77,562	—	77,562	—
Accrued interest payable	805	805	—	805	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2015
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,468	$13,468	$6,746	$6,722	$—
Interest-bearing deposits in banks	5,289	5,289	5,289	—	—
Investment securities available for sale	125,693	125,693	1,792	123,901	—
Investment securities held to maturity	71,542	71,363	—	71,363	—
Loans held for sale	1,835	1,835	—	1,835	—
Loans, less allowance for loan losses	838,213	842,169	—	—	842,169
Accrued interest receivable	3,016	3,016	—	3,016	—
Restricted investment in bank stocks	4,414	4,414	—	4,414	—

Financial liabilities:
Deposits	912,980	913,188	—	913,188	—
Short-term borrowings	35,202	35,202	—	35,202	—
Long-term borrowings	76,500	77,545	—	77,545	—
Accrued interest payable	815	815	—	815	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2016, and December 31, 2015:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2016
Repurchase agreements
Commercial customers and government entities	(a)	$35,503	$—	$35,503	$(35,503)	$—	$—

December 31, 2015
Repurchase agreements
Commercial customers and government entities	(a)	$35,202	$—	$35,202	$(35,202)	$—	$—

(a) As of September 30, 2016, and December 31, 2015, the fair value of securities pledged in connection with repurchase agreements was $37,078,000 and $41,132,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2016:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$35,503	$—	$—	$—	$35,503
Total	$35,503	$—	$—	$—	$35,503

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2015. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the nine months ended September 30, 2016. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2016, compared to Quarter ended September 30, 2015

Executive Summary

Net income for the three months ended September 30, 2016, was $2,768,000, compared to $2,812,000 for the same quarter in 2015, a decrease of $44,000 or 1.6%. Earnings per share was $0.46 in 2016 and $0.47 in 2015. Net interest income increased $427,000, or 4.9%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $0 in 2016, no change from the same quarter in 2015, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.66% at September 30, 2016. Other income increased $11,000, or 0.3%, due to a variety of revenue increases. Other expenses increased $520,000, or 6.3%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and higher per employee benefit cost.

Net Interest Income

Net interest income totaled $9,185,000 for the quarter ended September 30, 2016, compared to $8,758,000 for the same period in 2015, an increase of $427,000, or 4.9%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $464,000, or 4.8%, due to a 7.1% increase in average loan volume despite lower interest on new investments that replaced maturing investments at the current much lower yields. The increase in interest expense resulted from rate increases despite a change in funding mix to more lower cost market-based deposits and lower cost on long-term borrowings. Increased lending was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions including the event referred to as the Brexit referendum that occurred in the second quarter of 2016. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2016; even with increased loan demand, there exists ample ability to borrow at low rates for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the third quarter of 2016, several of the core deposit rates continued at practical floors after the Federal

Open Market Committee (FOMC) decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% until mid-December 2015 when the rate was increased to 0.25% - 0.50%. Interest expense increased $37,000, or 3.9%, due to rate increases despite a change in the mix of funding to more lower cost market-based deposits. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates in mid December 2015 and will possibly raise rates again in the fourth quarter 2016. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and filed with the SEC on March 4, 2016. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2016 was 3.21% compared to 3.29% during the same period in 2015. Also comparing the third quarter of 2016 to 2015, the yield on interest earning assets decreased by 0.08% and the cost of interest bearing liabilities increased by 0.001%. The net interest margin was 3.30% for the third quarter of 2016 and 3.37% for the third quarter of 2015. The net interest margin decline was mainly a result of originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income and purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,105,000,000 during the third quarter of 2016, an increase of $75,000,000 from the average for the third quarter of 2015. Average interest bearing liabilities were $877,000,000 in the third quarter of 2016, an increase of $43,000,000 from the same quarter in 2015. Non-interest demand deposits increased $27,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the third quarters of 2016 and 2015. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation, as well as continuing improvement in asset quality. Nonaccrual loans decreased by 0.2%, or $6,000, since December 31, 2015, and all substandard loans decreased by 26.3% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2016, the Corporation had net charge-offs of $148,000, as compared to net charge-offs of $103,000 for the third quarter of 2015.

Other Income

Total other income was $3,301,000 for the three months ended September 30, 2016, up $11,000, or 0.3%, from the third quarter of 2015. Fees from deposit accounts increased by $7,000, or 1.1%, due to increased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $22,000 or 6.1%, to $381,000 due to higher volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $416,000 for the three months ended September 30, 2016, as compared to $410,000 for the third quarter of 2015, a 1.5% net increase as a result of higher fee volume from increased assets under management and lower estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance decreased by $1,000, or 0.4%, as a result of varying crediting rates on increased accreted values. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $46,000, or 3.8%, to $1,269,000 partially due to higher direct bill commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not predictable. The third quarter of 2015 recorded $158,000 gains on sales of investments (primarily to reduce exposure to the municipal market) while the third quarter of 2016 experienced no investment gain or loss. Other income in the quarter ended September 30, 2016, was up by $89,000, or 37.2%, to $328,000 due to increased sales of residential mortgages.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $462,000, or 9.0%, when comparing the third quarter of 2016 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                   increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                   increased defined benefit pension expense, which was up by $75,000, or 258.6%, when comparing the three months ended September 30, 2016, to the three months ended September 30, 2015, resulting from continued low discount rates which increases the future pension obligations, lack of return on assets in 2015 due to market conditions and changes in actuarial assumptions reflecting increased longevity.

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the

Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense could also be higher in future years due to a further lowered discount rate at the latest measurement date, lower plan returns, and change in mortality tables utilized. The ACNB plan has maintained a well-funded status under ERISA rules.

Net occupancy expense decreased by $30,000, or 5.9%, mostly due to lower utilities and building repairs. Equipment expense decreased by $18,000, or 2.4%, as a result of less expensed equipment and software.

Professional services expense totaled $217,000 for the third quarter of 2016, as compared to $197,000 for the same period in 2015, an increase of $20,000, or 10.2%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $123,000 for the quarter, or 39.8% higher in the third quarter of 2016, as compared to the same period of 2015. Marketing expense varies with the timing and amount of budgeted advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2016 was also related to the opening of a new retail banking office location and the relocation of another office.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $72,000 and $112,000 for the quarters ended September 30, 2016 and 2015, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2016 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $68,000, or 25.3%, comparing the quarters ended September 30, 2016 and 2015, due to adjusting the accruals for the Bank Shares Tax in each period. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. The most recent Pennsylvania budget raises the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense increased by 1.7% in part due to variation in timing of postage refills and sporadic supply reorders. FDIC and regulatory expense increased 3.4% based on balance sheet base increases and scheduled state regulatory rate increases. Intangible amortization increased 1.2% due to amortization of the RIG purchased small books of business in 2015. Other operating expenses increased by $149,000, or 19.3%, in the third quarter of 2016, as compared to the third quarter of 2015. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $19,000 to other expenses in the third quarter of 2016 compared to $30,000 in 2015. These third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $938,000, or 25.3% of pretax income, during the third quarter of 2016, as compared to $976,000, or 25.8% of pretax income, during the same period in 2015. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $72,000 for the third quarter of 2016, compared to $75,000 for the third quarter of 2015.

Nine Months ended September 30, 2016, compared to Nine Months ended September 30, 2015

Executive Summary

Net income for the nine months ended September 30, 2016, was $8,297,000, compared to $8,165,000 for the same nine months in 2015, an increase of $132,000 or 1.6%. Earnings per share was $1.37 in 2016 and $1.36 in 2015. Net interest income increased $567,000, or 2.1%, as increases in total interest income were more than increases in total interest expense. Provision for loan losses was $0, no change from the same period in 2015, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.66% at September 30, 2016. Other income increased $662,000, or 7.1%, due in part to a gain on sale of premises and equipment. Other expenses increased $1,076,000, or 4.3%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and higher per employee benefit cost.

Net Interest Income

Net interest income totaled $27,222,000 for the nine months ended September 30, 2016, compared to $26,655,000 for the same period in 2015, an increase of $567,000, or 2.1%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $582,000, or 2.0%, due to changing the mix of earning assets to more lending in the Corporation’s marketplace. In addition, all periods have varying amounts of non recurring collection of interest and prepayment penalties. The increase in interest expense resulted from both increased volume as well as rates, despite a change in funding mix to more lower cost market-based deposits. Increased lending was a result of a concerted effort to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities as paydowns were reinvested to provide pledging for certain deposit accounts despite the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first nine months of 2016; even with increased loan demand, there exists ample ability to borrow at low rates for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first half of 2016, several of the core deposit rates continued at practical floors after the Federal Open Market Committee (FOMC) decreased the Federal Funds Target Rate by 400 basis points during 2008 and has maintained it at 0% until mid-December 2015 when the rate was increased to 0.25% - 0.50%. Interest expense increased $15,000, or 0.5%, due to a change in the mix of funding to more lower cost market-based deposits versus wholesale borrowings. This trend is not expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates in mid December 2015. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and filed with the SEC on March 4, 2016. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2016 was 3.27% compared to 3.40% during the same period in 2015. Also comparing the first nine months of 2016 to 2015, the yield on interest earning assets decreased by 0.14% and the cost of interest bearing liabilities decreased by 0.01%. The net interest margin was 3.36% for the first nine months of 2016 and 3.49% for the same period in 2015. The net interest margin decline was mainly a result of originating loans at the going market rate in order to increase loan volume and total net interest income and purchasing lower yielding investments to provide proper pledging while funding rates increased.

Average earning assets were $1,078,000,000 during the first nine months of 2016, an increase of $56,000,000 from the average for the first nine months of 2015. Average interest bearing liabilities were $866,000,000 in the first nine months of 2016, an increase of $31,000,000 from the same period in 2015. Non-interest demand deposits increased $20,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the first nine months of 2016 and 2015. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation, as well as continuing improvement in asset quality. Nonaccrual loans decreased by 0.2%, or $6,000, since December 31, 2015, and all substandard loans decreased by 26.3% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2016, the Corporation had net charge-offs of $259,000, as compared to net charge-offs of $410,000 for the first nine months of 2015.

Other Income

Total other income was $9,984,000 for the nine months ended September 30, 2016, up $662,000, or 7.1%, from the first nine months of 2015. Fees from deposit accounts stayed the same due to increased periodic service fees offsetting decreased NSF fees. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $14,000, or 1.3%, to $1,127,000 due to higher volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which include both institutional and personal trust and investment management services, totaled $1,244,000 for the nine months ended September 30, 2016, as compared to $1,150,000 for the nine months ended September 30, 2015, an 8.2% increase as a result of higher fee volume from increased assets under management and higher estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance increased by $10,000, or 1.2%, as a result of increased accreted values. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $197,000, or 5.6%, to $3,700,000 partially due to higher contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not predictable. The first nine months of 2015 recorded $259,000 gains on sales of investments (to reduce exposure to the municipal market) while the first nine months of 2016 experienced a $449,000 gain on the sale of a bank administrative office building (in order to gain better efficiencies). Other income in the nine months ended September 30, 2016, was up by $157,000, or 21.2%, to $896,000 due to increased sales of residential mortgages, the largest of several increases.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $903,000, or 5.7%, when comparing the first nine months of 2016 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                   increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                   increased defined benefit pension expense, which was up by $225,000, or 258.6%, when comparing the nine months ended September 30, 2016, to September 30, 2015, resulting from continued low discount rates which increases the future pension obligations, lack of return on assets in 2015 due to market conditions and changes in actuarial assumptions reflecting increased longevity.

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense could also be higher in future years due to a further lowered discount rate at the latest measurement date, lower plan returns, and change in mortality tables utilized. The ACNB plan has maintained a well-funded status under ERISA rules.

Net occupancy expense decreased by $82,000, or 5.0%, mostly due to less winter weather related expense. Equipment expense decreased by $11,000, or 0.5%, as a result of lower expensed technology equipment and software costs.

Professional services expense totaled $670,000 during the first nine months of 2016, as compared to $621,000 for the same period in 2015, an increase of $49,000, or 7.9%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $391,000 for the first nine months of 2016, or 33.4% higher, as compared to the same period of 2015. Marketing expense varies with the timing and amount of budgeted advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2016 was also related to the opening of the new retail banking office location and the relocation of another office.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $112,000 and $220,000 for the nine months ended September 30, 2016 and 2015, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2016 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $75,000, or 11.3% comparing the nine months ended September 30, 2016 and 2015, due to adjusting the accruals for Shares Tax in each period. The Pennsylvania shareholders’ equity-based tax is subject to increases based on state government budget proposals. Supplies and postage expense decreased by 0.4% in part due to variation in timing of postage refills and sporadic supply reorders. FDIC and regulatory expense increased 5.6% based on balance sheet base increases and scheduled state regulatory rate increases. Intangible amortization increased 3.2% due to amortization of the RIG purchased small books of business in 2015. Other operating expenses increased by $268,000, or 11.1%, in the first nine months of 2016, as compared to the first nine months of 2015. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $41,000 to other expenses in the first nine months of 2016 compared to $57,000 in the first nine months of 2015. These third-party breaches can cause additional card inventory and processing costs to the Corporation, little of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $2,808,000, or 25.3% of pretax income, during the first nine months of 2016, as compared to $2,787,000, or 25.4% of pretax income, during the same period in 2015. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $215,000 for the nine months ended September 30, 2016 compared to $224,000 for the nine months ended September 30, 2015.

FINANCIAL CONDITION

Assets totaled $1,208,869,000 at September 30, 2016, compared to $1,147,925,000 at December 31, 2015, and $1,132,543,000 at September 30, 2015. Average earning assets during the nine months ended September 30, 2016, increased to $1,078,000,000 from $1,022,344,000 during the same period in 2015. Average interest bearing liabilities increased in 2016 to $865,893,000 from $835,170,000 in 2015, while average non-interest bearing deposits increased by $20,222,000.

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

At September 30, 2016, the securities balance included a net unrealized gain on available for sale securities of $1,679,000, net of taxes, on amortized cost of $141,396,000 versus a net unrealized gain of $1,164,000, net of taxes, on amortized cost of $123,929,000 at December 31, 2015, and a net unrealized gain of $1,902,000, net of taxes, on amortized cost of $105,826,000 at September 30, 2015. The change in fair value of available for sale securities during 2016 was the result of changes in the U.S. Treasury yield curve rates, and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. Even though the Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015, events in the domestic and international economies caused interest rates to continue to remain low and volatile. Actions or lack of actions by the Federal Reserve to move off of low short-term interest rate policy and markets’ concern about global economic conditions lead to fair values being volatile on any given day in all periods presented.

At September 30, 2016, the securities balance included held to maturity securities with an amortized cost of $57,562,000 and a fair value of $58,566,000, as compared to an amortized cost of $71,542,000 and a fair value of $71,363,000 at December 31, 2015, and an amortized cost of $73,507,000 and a fair value of $74,069,000 at September 30, 2015. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $46,771,000, or 5.7%, from September 30, 2015, to September 30, 2016, and increased by $19,063,000, or 2.2%, from December 31, 2015, to September 30, 2016. The year-over-year increase in loan volume, as discussed below, was the result of determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. More payoffs are anticipated in the remainder of 2016 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first nine months of 2016, total commercial purpose loans increased, while local market portfolio residential mortgages decreased. Total commercial purpose segments increased $24,310,000, or 5.8%, as compared to December 31, 2015. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $5,241,000, or 1.3%, as compared to December 31, 2015. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $412,111,000 total in residential mortgage loans at September 30, 2016, $96,162,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.07% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is proximal to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $158,633,000, or 18.2% of total loans, at September 30, 2016. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2016 and the resulting allowance at September 30, 2016, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2015 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2016.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above. The provision for year-to-date September 30, 2016 and 2015, was $0. More specifically, even though total loans increased, there was no provision expense because of the fact that most impaired credits were, in the opinion of management, adequately collateralized. Management believes that the lack of provision reflects that potential losses inherent in the portfolio were reflected in previous period provision expense consistent with recent improving credit quality in the loan portfolio.

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

The allowance for loan losses at September 30, 2016, was $14,488,000, or 1.66% of loans, as compared to $14,762,000, or 1.79% of loans, at September 30, 2015, and $14,747,000, or 1.73% of loans, at December 31, 2015.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015
Beginning balance - January 1	$14,747	$15,172	$15,172
Provisions charged to operations	—	—	—
Recoveries on charged-off loans	201	512	377
Loans charged-off	(460)	(937)	(787)
Ending balance	$14,488	$14,747	$14,762

Loans past due 90 days and still accruing were $1,840,000 and nonaccrual loans were $3,693,000 as of September 30, 2016. $395,000 of the nonaccrual balance at September 30, 2016, were in troubled debt restructured loans. $6,657,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $2,088,000 at September 30, 2015, while nonaccruals were $3,452,000. $596,000 of the nonaccrual balance at September 30, 2015, was in troubled debt restructured loans. $6,837,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $2,132,000 at December 31, 2015, while nonaccruals were $3,699,000. $534,000 of the nonaccrual balance at December 31, 2015, were in troubled debt restructured loans. $6,792,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at September 30, 2016, September 30, 2015, and December 31, 2015, were approximately $2,386,000, $8,601,000 and $6,908,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2016, as compared to December 31, 2015, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2016
Commercial real estate construction	1	$300	$—	$—	In market	2014
Owner occupied commercial real estate	8	1,660	—	—	In market	1995 - 2012
Investment/rental residential real estate	3	484	167	5	In market	2003 - 2011
Commercial and industrial	2	1,249	—	—	In market	2006 - 2007
Total	14	$3,693	$167	$5

December 31, 2015
Commercial real estate construction	2	$374	$—	$—	In market	2006 - 2014
Owner occupied commercial real estate	10	1,676	—	—	In market	1995 - 2012
Investment/rental residential real estate	3	178	—	—	In market	2003 - 2011
Commercial and industrial	2	1,471	—	—	In market	2006 - 2007
Total	17	$3,699	$—	$—

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

Included in commercial real estate construction at September 30, 2016, the Corporation had one impaired and nonaccrual loan of $300,000 to finance an investment real estate project in the Corporation’s primary trading area of southcentral Pennsylvania. The loan had standard terms and conditions, including repayment from the permanent financing of property and no interest reserves, and was originated during 2014. The loan is in standard collection and legal processes. On another loan previously in this category, foreclosure was held in abeyance while allowing the pursuit of a workout plan. The workout plan resulted in payment of the impaired nonaccrual balance concluding in the second quarter of 2016.

Owner occupied commercial real estate at September 30, 2016, includes eight unrelated loan relationships, all of which but a $576,000 loan relationship for a historic dwelling farm, have balances of less than $415,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The historic dwelling loan, with normal terms and conditions, was added to nonaccrual in the first quarter of 2016 and is supported by a recent appraisal. A restaurant-related loan with normal terms and conditions, was added to nonaccrual in the first quarter of 2012 is supported by an updated appraisal and the loan is current with restructured payments. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at September 30, 2016, includes three loan relationships totaling $484,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $376,000 loan added in the second quarter of 2016 has a $167,000 specific loss allocation based on a current appraisal.

Included in impaired commercial and industrial loans at September 30, 2016, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,129,000. This loan was moved to nonaccrual in the third quarter of 2014 after becoming delinquent with no indication of when regular payments would resume. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. A $215,000 loan was added in the second quarter of 2016 with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in process of liquidation. The plan to reduce or pay the balance with accounts receivable as collected has reduced the outstanding balance to $120,000.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The lack of provision for loan losses for 2016 and 2015 was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with nonaccrual and substandard loans decreasing in the third quarter of 2016, no provision addition to the allowance was necessary in proportion to nonaccrual and substandard loans increase in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016, $14,000 was recognized in the quarter ended September 30, 2016, and $686,000 will be recognized over the lease term.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $309,000 for two properties to two unrelated borrowers at September 30, 2016, compared to $580,000 for seven unrelated properties at December 31, 2015. The decrease in the carrying value was due to asset values of an additional property added, less six properties that were sold. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2016; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $965,547,000 as of September 30, 2016. Deposits increased by $70,178,000, or 7.8%, from September 30, 2015, to September 30, 2016, and increased by $52,567,000, or 5.8%, from December 31, 2015, to September 30, 2016. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets improve, funds could leave the Corporation or be priced higher to maintain similar levels.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2016, short-term borrowings were $35,503,000, as compared to $35,202,000 at December 31, 2015, and $37,724,000 at September 30, 2015. Agreements to repurchase accounts are within the commercial customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2015, repurchase agreement balances were up $301,000, or 0.9%, due to changes in the cash flow position of ACNB’s commercial and local government customer base despite competition from non bank sources. There were no short-term FHLB borrowings at September 30, 2016, December 31, 2015, and September 30, 2015. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist primarily of longer-term advances from the FHLB that provide term funding of loan assets and contribute to a more balanced net repricing position. In addition, this category in prior periods included a loan from a commercial bank to fund the purchase of RIG which was paid from corporate funds in the third quarter of 2015. Long-term borrowings totaled $76,500,000 at September 30, 2016, versus $76,500,000 at December 31, 2015, and $75,500,000 at September 30, 2015. The Corporation increased long-term borrowings from September 30, 2015, even though deposits were available to fund loan demand and amounts were available from investment cash flow, because the FHLB has longer duration. To replace normal FHLB maturities, laddered FHLB fixed-rate term advances were taken in 2016 and 2015 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to enhance long-term shareholder value, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $120,754,000 at September 30, 2016, compared to $114,715,000 at December 31, 2015, and $114,545,000 at September 30, 2015. Stockholders’ equity increased in the first nine months of 2016 by $6,039,000 due in part to $4,670,000 in earnings retained in capital. A $853,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2016, ACNB earned $8,297,000 and paid dividends of $3,627,000 for a dividend payout ratio of 43.7%. During the first nine months of 2015, ACNB earned $8,165,000 and paid dividends of $3,613,000 for a dividend payout ratio of 44.2%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2016, 13,903 shares were issued under this plan with proceeds in the amount of $338,000. Year-to-date September 30, 2015, 18,985 shares were issued under this plan with proceeds in the amount of $389,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Year-to-date September 30, 2016, 7,435 shares were issued under this plan. No shares were issued under this plan through September 30, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2016, and December 31, 2015, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of September 30, 2016, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2016	December 31, 2015	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.87%	8.84%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	13.24%	13.22%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.24%	13.22%	8.00%
Total risk-based capital ratio	14.50%	14.48%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2016, ACNB’s banking subsidiary had a borrowing capacity of approximately $499,000,000 from the FHLB, of which $412,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $288,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $35,503,000 and $35,202,000 at September 30, 2016, and December 31, 2015, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2016, the Corporation had unfunded outstanding commitments to extend credit of approximately $227,849,000 and outstanding standby letters of credit of approximately $5,719,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2016, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended September 30, 2016. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

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

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2016, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2016, there were 119,611 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

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

Exhibit 10.21

ACNB Bank Variable Compensation Plan effective January 1, 2014 and amended July 1, 2016. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Commission on July 29, 2016.)

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

ACNB CORPORATION (Registrant)

Date:	October 28, 2016	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President, Treasurer &
Chief Financial Officer (Principal Financial Officer)