Form 10-K
period 2016-12-31
ACNB CORP
filed 2017-03-15
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2016
OR
☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-35015

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2016, was approximately $147,984,103.

         The number of shares of the registrant's common stock outstanding on March 10, 2017, was 6,064,138.

         Documents Incorporated by Reference

         Portions of the registrant's 2017 definitive Proxy Statement are incorporated by reference into Part III of this report.

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

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB) is a $1.2 billion financial holding company headquartered in Gettysburg, Pennsylvania. Through its banking and nonbanking subsidiaries, ACNB provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, trust and investment management, and insurance. ACNB's banking operations are conducted through its primary operating subsidiary, ACNB Bank, with twenty-two retail banking offices in Adams, Cumberland, Franklin and York Counties, Pennsylvania, as well as one loan production office in York County, Pennsylvania, as of December 31, 2016. The Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983.

        ACNB's major source of operating funds is dividends that it receives from its subsidiaries. ACNB's expenses consist principally of losses from low-income housing investments, as well as interest paid in 2014 and 2015 on a term loan for the purchase of RIG that was paid off in July 2015. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

        ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.

        The common stock of ACNB is listed on The NASDAQ Capital Market under the symbol ACNB.

        On November 22, 2016, ACNB announced the execution of the Agreement and Plan of Reorganization effective November 21, 2016, whereby New Windsor Bancorp, Inc. ("New Windsor") will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, New Windsor State Bank, New Windsor's wholly-owned subsidiary bank, will merge with and into ACNB Bank. Two directors from New Windsor will join the boards of ACNB and ACNB Bank, respectively, and ACNB Bank will operate in the Maryland market as "NWSB Bank, a division of ACNB Bank". Based on the financial results as of December 31, 2016, the combined company will have pro forma total assets of $1.51 billion, total deposits of $1.25 billion, and loans of $1.15 billion. The boards of directors of both ACNB and New Windsor have unanimously approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of stockholders of New Windsor. The transaction is expected to close in either late second or early third quarter of 2017.

BANKING SUBSIDIARY

ACNB Bank

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market area is Adams County, Pennsylvania, which is located in southcentral Pennsylvania. Adams County depends on agriculture, industry and tourism to provide employment for its residents. No single sector dominates the county's economy. At December 31, 2016, ACNB Bank had total assets of $1,195,000,000, total gross loans of $908,000,000, total deposits of $977,000,000, and total equity capital of $100,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.

        The main office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2016, the Bank had thirteen branches in Adams County, five branches in York County, one branch in Cumberland County, and two branches in Franklin County, as well as a loan production office in York County, Pennsylvania. ACNB Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby the ACNB Bank Trust Department is named as trustee of financial assets. As trustee, the Trust Department invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another part of the Trust Department business. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $195,000,000 at December 31, 2016.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        ACNB Corporation's wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), is a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients with licenses in 43 states. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2016, were $10,463,000.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc., Westminster, Maryland. ACNB Bank serves its marketplace via a network of twenty-two retail banking offices located throughout Adams County, Pennsylvania, as well as in Newville, Cumberland County, Pennsylvania, in Chambersburg, Franklin County, Pennsylvania, and in Dillsburg, Hanover, Spring Grove and York, York County, Pennsylvania. In addition, the Bank operates a loan office in York, York County, Pennsylvania. Russell Insurance Group, Inc. offers a broad range of commercial and personal insurance lines with licenses in 43 states, including Pennsylvania and Maryland, through offices in Westminster, Carroll County, and Germantown, Montgomery County, Maryland. Accordingly, ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA, along with all of Adams County, Pennsylvania, and parts of Franklin County, Pennsylvania, and Carroll County, Maryland. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank's market recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages. Unemployment rate averaged 4.45% in the subsidiary bank's four county market place, while it was 5.60% overall in

Pennsylvania and 4.70% in the United States. Per capita income averaged 45,500 compared to 49,745 for all of Pennsylvania.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the internet. There are 78 publicly-traded banks in Pennsylvania, 16 have greater market share than ACNB. In addition, there are 10 thrift institutions and numerous credit unions in Pennsylvania, some with greater market share. Banks, thrifts, credit unions, and other financial service providers in northern Maryland are also competition.

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

        DEPARTMENT OF DEFENSE MILITARY LENDING RULE—In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families. This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees. The rule requires financial institutions to verify whether customers are military personnel subject to the rule. The impact of this final rule, and any subsequent amendments thereto, on the Corporation's lending activities and the Corporation's statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Corporation's business.

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

        Upon a shareholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President/ Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at http://www.acnb.com and click on "Investor Relations".

EMPLOYEES

        As of December 31, 2016, ACNB had 303 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2016, approximately 52% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

THE RECENT CHANGE IN CONTROL OF THE UNITED STATES GOVERNMENT AND ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT THE CORPORATION.

        The Republican Party gaining control of the White House, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, could result in significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact the Corporation's business, financial condition, and results of operations. In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the

United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch, and a downgrade of the Unites States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB's financial condition and results of operations.

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

        There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to ACNB's business. Consumers value readily-available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to ACNB's interests and/or may be inaccurate. The dissemination of information online could harm ACNB's business, prospects, financial condition, and results of operations, regardless of the information's accuracy. The harm may be immediate without affording ACNB an opportunity for redress or correction.

        Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about ACNB's business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by ACNB's customers or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny, and possible regulatory penalties, litigation, or negative publicity that could damage ACNB's reputation adversely affecting customer or investor confidence.

A NEW ACCOUNTING STANDARD WILL LIKELY REQUIRE ACNB TO INCREASE THE ALLOWANCE FOR LOAN LOSSES AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Corporation after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require ACNB to increase its allowance for loan losses, and to greatly increase the types of data ACNB would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in ACNB's allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on ACNB's financial condition and results of operations.

RISKS RELATING TO THE MERGER OF NEW WINDSOR BANCORP, INC. (NEW WINDSOR) INTO ACNB CORPORATION

ACNB WILL INCUR SIGNIFICANT TRANSACTION AND MERGER-RELATED COSTS IN CONNECTION WITH THE MERGER.

        ACNB expects to incur costs associated with combining the operations of the two companies. ACNB has formulated detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of ACNB and New Windsor. Whether or not the merger is consummated, ACNB will incur substantial expenses, such as legal, accounting, printing, contract termination fees, and financial advisory fees, in pursuing the merger. Although ACNB expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

SOME OF THE CONDITIONS TO CLOSING OF THE MERGER MAY RESULT IN DELAY OR PREVENT COMPLETION OF THE MERGER, WHICH MAY ADVERSELY AFFECT THE VALUE OF ACNB'S SECURITIES.

        Completion of the merger is conditioned upon the receipt of certain governmental consents and approvals, including consents and approvals required by the Federal Reserve Board, the FDIC, and the Pennsylvania Department of Banking and Securities and the Commissioner of Financial Regulation for the State of Maryland. Failure to obtain these consents would prevent consummation of the merger. Even if the approvals are obtained, the effort involved may delay consummation of the merger. Governmental authorities may also impose conditions in connection with the merger that may adversely affect ACNB's operations after the merger. However, ACNB is not required to take any action or agree to any condition or restriction in connection with obtaining any approvals that would reasonably be expected to have a material adverse effect on ACNB or the combined company.

THE MERGER MAY DISTRACT ACNB'S MANAGEMENT TEAM FROM THEIR OTHER RESPONSIBILITIES.

        The merger could cause the management of ACNB to focus their time and energies on matters related to the merger that otherwise would be directed to the Corporation's business and operations. Any such distraction on the part of management, if significant, could affect management's ability to service existing business, develop new business, and adversely affect the combined company's business and earnings following the merger.

POST-MERGER INTEGRATION AND CHANGE OF ACNB'S HISTORICAL BUSINESS MODEL MAY FAIL TO ACHIEVE EXPECTED RESULTS.

        The success of the transaction depends heavily on a smooth integration and post-merger operations of ACNB. Benefits of the transaction to shareholders may not be realized if the post-merger integration is not well executed or well received by each company's historical customers.

ACNB MAY FAIL TO REALIZE THE COST SAVINGS IT EXPECTS TO ACHIEVE FROM THE MERGER.

        The success of the merger will depend, in part, on ACNB's ability to realize the estimated cost savings from combining the businesses of ACNB and New Windsor. While ACNB believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than ACNB anticipates. ACNB's cost savings estimates also depend on its ability to combine the businesses of ACNB and New Windsor in a manner that permits those cost savings to be realized. If ACNB's estimates are incorrect or it is unable to combine the two successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

COMBINING ACNB AND NEW WINDSOR MAY BE MORE DIFFICULT, COSTLY, OR TIME-CONSUMING THAN EXPECTED.

        ACNB and New Windsor have operated, and, until the completion of the merger, will continue to operate, independently. The integration process could result in the loss of key employees, the disruption of each company's ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect either company's ability to maintain relationships with clients and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause ACNB and New Windsor to lose customers or cause customers to withdraw their deposits from ACNB or New Windsor, or have other unintended consequences, that could have a material adverse effect on ACNB Corporation's financial condition and results of operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main office in Gettysburg, Adams County, Pennsylvania, had a retail banking office network of twenty-one offices at December 31, 2016. In addition to its main office, thirteen retail banking offices are located in Adams County, one is located in Cumberland County, two are located in Franklin County, and five are located in York County, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania. Bank offices at fifteen locations are owned, while seven are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG owns an office, free and clear of encumbrances, located in Carroll County, Maryland, and leases an office in Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2016, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2016 and 2015, there were 20,000,000 shares of common stock authorized, 6,126,738 and 6,102,324 shares issued, respectively, and 6,064,138 and 6,039,724 shares outstanding, respectively. As of December 31, 2016, ACNB had approximately 2,178 stockholders of record. At December 31, 2016 and 2015, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Notes J—"Regulatory Restrictions on Dividends" and N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2016, there were 13,108 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 186,892. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2016, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2016, there were 122,687 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2016, 2015 or 2014.

        The following table reflects the quarterly high and low prices of ACNB's common stock and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2016:
First Quarter	$22.65	$21.10	$0.20
Second Quarter	25.35	21.81	0.20
Third Quarter	27.48	24.98	0.20
Fourth Quarter	32.50	25.75	0.20
2015:
First Quarter	$21.35	$19.80	$0.20
Second Quarter	20.89	20.04	0.20
Third Quarter	21.75	19.65	0.20
Fourth Quarter	22.14	20.63	0.20

        The Corporation used the Mid-Atlantic Custom Peer Group—Asset $700M-$2B performance graph below, which management believes better represents the Corporation's performance versus other financial institutions of similar size.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
ACNB Corporation	100.00	123.01	143.48	179.75	182.97	276.84
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
Mid-Atlantic Custom Peer Group—Asset $700M-$2B*	100.00	122.02	156.59	168.76	177.81	232.14

*
Mid-Atlantic Custom Peer Group—Asset $700M-$2B consists of Mid-Atlantic commercial banks with assets between $700M to $2B as of September 30, 2016, and indicated below. Source: SNL Financial, an offering of S&P Global Market Intelligence

Company	City	State	Company	City	State
1st Constitution Bancorp	Cranbury	NJ	FNCB Bancorp, Inc.	Dunmore	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	Franklin Financial Services Corporation	Chambersburg	PA
ACNB Corporation	Gettysburg	PA	Howard Bancorp, Inc.	Ellicott City	MD
Adirondack Trust Company	Saratoga Springs	NY	Kish Bancorp, Inc.	Belleville	PA
AmeriServ Financial, Inc.	Johnstown	PA	Lyons Bancorp, Inc.	Lyons	NY
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Marlin Business Services Corp.	Mount Laurel	NJ
Bank of Princeton	Princeton	NJ	Mid Penn Bancorp, Inc.	Millersburg	PA
Bank of Utica	Utica	NY	Norwood Financial Corp.	Honesdale	PA
BCB Bancorp, Inc.	Bayonne	NJ	Old Line Bancshares, Inc.	Bowie	MD
CB Financial Services, Inc.	Carmichaels	PA	Orange County Bancorp, Inc.	Middletown	NY
Chemung Financial Corporation	Elmira	NY	Orrstown Financial Services, Inc.	Shippensburg	PA
Citizens & Northern Corporation	Wellsboro	PA	Parke Bancorp, Inc.	Sewell	NJ
Citizens Financial Services, Inc.	Mansfield	PA	Penns Woods Bancorp, Inc.	Williamsport	PA
Codorus Valley Bancorp, Inc.	York	PA	Peoples Financial Services Corp.	Scranton	PA
Community Financial Corporation	Waldorf	MD	QNB Corp.	Quakertown	PA
DNB Financial Corporation	Downingtown	PA	Republic First Bancorp, Inc.	Philadelphia	PA
Embassy Bancorp, Inc.	Bethlehem	PA	Revere Bank	Laurel	MD
Empire Bancorp Inc.	Islandia	NY	Royal Bancshares of Pennsylvania, Inc.	Bala Cynwyd	PA
ENB Financial Corp	Ephrata	PA	Shore Bancshares, Inc.	Easton	MD
Evans Bancorp, Inc.	Hamburg	NY	Solvay Bank Corporation	Solvay	NY
Fidelity D & D Bancorp, Inc	Dunmore	PA	Somerset Trust Holding Company	Somerset	PA
First American International Corp.	Brooklyn	NY	Stewardship Financial Corporation	Midland Park	NJ
First Bank	Hamilton	NJ	Sussex Bancorp	Rockaway	NJ
First Keystone Corporation	Berwick	PA	Two River Bancorp	Tinton Falls	NJ
First United Corporation	Oakland	MD	Unity Bancorp, Inc.	Clinton	NJ
FNB Bancorp, Inc.	Newtown	PA

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2016	2015	2014	2013	2012
INCOME STATEMENT DATA
Interest income	$40,500	$39,464	$37,526	$37,601	$40,439
Interest expense	3,934	3,858	3,646	3,989	6,095

Net interest income	36,566	35,606	33,880	33,612	34,344
Provision for loan losses	—	—	150	1,450	4,675

Net interest income after provision for loan losses	36,566	35,606	33,730	32,162	29,669
Other income	13,208	12,406	11,904	11,703	11,867
Other expenses	35,137	33,234	32,264	32,015	30,331

Income before income taxes	14,637	14,778	13,370	11,850	11,205
Provision for income taxes	3,768	3,761	3,080	2,535	2,319

Net income	$10,869	$11,017	$10,290	$9,315	$8,886

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,206,320	$1,147,925	$1,089,808	$1,046,047	$1,049,995
Securities	$198,558	$197,235	$191,346	$224,356	$215,949
Loans, net	$893,716	$838,213	$784,100	$712,557	$691,311
Deposits	$967,621	$912,980	$844,876	$800,643	$834,176
Borrowings	$108,840	$111,702	$126,636	$131,755	$107,257
Stockholders' equity	$120,061	$114,715	$110,022	$106,802	$101,264
COMMON SHARE DATA
Earnings per share—basic	$1.80	$1.83	$1.71	$1.56	$1.49
Cash dividends declared	$0.80	$0.80	$0.77	$0.76	$0.76
Book value per share	$19.80	$18.99	$18.29	$17.83	$16.98
Weighted average number of common shares	6,051,579	6,026,224	6,002,240	5,976,960	5,953,723
Dividend payout ratio	44.53%	43.75%	44.92%	48.76%	50.91%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.93%	0.99%	0.97%	0.90%	0.86%
Return on average equity	9.17%	9.77%	9.32%	9.00%	8.91%
Average stockholders' equity to average assets	10.10%	10.10%	10.43%	9.95%	9.61%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.64%	0.68%	1.04%	1.44%	1.00%
Net charge-offs to average loans outstanding	0.06%	0.05%	0.14%	0.31%	0.48%
Allowance for loan losses to total loans	1.56%	1.73%	1.90%	2.21%	2.38%
Allowance for loan losses to non-performing loans	242.76%	252.91%	183.15%	153.26%	237.04%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2016. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2016 continued to be challenging for financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering wage stagnation, and slow uneven growth. ACNB continued to be profitable and well capitalized despite the legacy effects of the United States economy's recent past. Higher net interest income and improved fee income to a large extent offset increased expenses resulting in decreased net income of $10,869,000, or $1.80 per share, in 2016, compared to $11,017,000, or $1.83 per share, in 2015 and $10,290,000, or $1.71 per share, in 2014. Returns on average equity were 9.17%, 9.77% and 9.32% in 2016, 2015 and 2014, respectively.

        Because funding costs were near practical floors, they could not be decreased at the same increments as earning asset decreases; therefore, the Corporation's net interest margin decreased to 3.35% in 2016, compared to 3.45% and 3.47% in 2015 and 2014, respectively. Net interest income was $36,566,000 in 2016, as compared to $35,606,000 in 2015 and $33,880,000 in 2014.

        Other income was $13,208,000, $12,406,000 and $11,904,000 in 2016, 2015 and 2014, respectively. The largest source of other income is commissions from insurance sales from Russell Insurance Group, Inc. (RIG), which increased by 4.1% in 2016 to $4,822,000, boosted by higher increased personal insurance volume and contingent commissions (a result of specific actions of insurance carriers). In 2016, a $26,000 gain was recognized on sold investments. In 2015 a $261,000 gain was recognized on sold or merged investments compared to a gain of $62,000 in 2014. In 2016, a $449,000 gain was recognized on the sale of a bank administrative office building; sold in order to gain better efficiencies. Income from fiduciary activities totaled $1,684,000 for 2016, as compared to $1,589,000 for 2015 and $1,418,000 for 2014. Trust fiduciary income increased from new account relationships and increased market values in accounts. Service charges on deposit accounts increased 2.6% to $2,369,000 for 2016 due to concerted management of this fee source, while revenue from ATM and debit card transactions increased 3.0% to $1,499,000 due to increased customer volume.

        Other expenses increased to $35,137,000, or by 5.7%, in 2016, as compared to $33,234,000 in 2015. Other expenses totaled $32,264,000 in 2014. The largest component of other expenses is salaries and employee benefits, which increased 6.1% to $22,200,000 in 2016 compared to $20,932,000 in 2015, due to an increase in employees, merit increases, and the increased cost of benefits including higher pension expense. Compared to 2015, occupancy expense decreased 4.8% in 2016 due to seasonal variations and efficiency measures, and equipment expense increased 1.3% from maintenance of technology assets. Professional services expense increased 0.9% from increasing risk and regulatory engagements in 2016, along with varying loan, legal and corporate governance engagements. Marketing and corporate relations expense increased by 27.0% due to specific campaigns and brand awareness activities. FDIC and regulatory expense decreased by 8.1% based on these agencies' formulas; however, it is still a significant expense as the result of a requirement of all FDIC-insured banks to restore and maintain the Deposit Insurance Fund to protect depositors' accounts. In 2016, foreclosed real estate expenses decreased $64,000 or 53.8% resulting from lower final sale losses in 2016. Merger related expenses of $472,000 were incurred in 2016 for an ongoing proposed acquisition of New Windsor Bancorp, Inc. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2016			2015			2014
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$870,898	$36,339	4.17%	$819,866	$35,090	4.28%	$752,837	$32,573	4.33%

Taxable securities	168,789	3,179	1.88%	158,685	3,127	1.97%	172,698	3,647	2.11%
Tax-exempt securities	24,520	651	2.65%	31,045	859	2.77%	38,380	1,042	2.71%

Total Securities	193,309	3,830	1.98%	189,730	3,986	2.10%	211,078	4,689	2.22%
Other	26,119	331	1.27%	22,328	388	1.74%	13,474	264	1.96%

Total Interest Earning Assets	1,090,326	40,500	3.71%	1,031,924	39,464	3.82%	977,389	37,526	3.84%

Cash and due from banks	13,804			13,283			12,838
Premises and equipment	17,426			17,427			15,930
Other assets	66,404			69,418			67,189
Allowance for loan losses	(14,580)			(14,942)			(15,833)

Total Assets	$1,173,380			$1,117,110			$1,057,513

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$212,029	$168	0.08%	$184,869	$120	0.06%	$179,903	$127	0.07%
Savings deposits	301,635	255	0.08%	288,369	227	0.08%	264,467	194	0.07%
Time deposits	244,442	1,946	0.80%	250,550	1,773	0.71%	239,000	1,489	0.62%

Total Interest Bearing Deposits	758,106	2,369	0.31%	723,788	2,120	0.29%	683,370	1,810	0.26%
Short-term borrowings	37,470	51	0.14%	40,217	47	0.12%	44,399	63	0.14%
Long-term borrowings	78,989	1,514	1.92%	78,453	1,691	2.16%	81,042	1,773	2.19%

Total Interest Bearing Liabilities	874,565	3,934	0.45%	842,458	3,858	0.46%	808,811	3,646	0.45%

Non-interest bearing demand deposits	178,084			153,660			134,355
Other liabilities	2,265			8,227			4,013
Stockholders' equity	118,466			112,765			110,334

Total Liabilities and Stockholders' Equity	$1,173,380			$1,117,110			$1,057,513

NET INTEREST INCOME		$36,566			$35,606			$33,880

INTEREST RATE SPREAD			3.26%			3.36%			3.39%

NET INTEREST MARGIN			3.35%			3.45%			3.47%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (expense) of $11,000, $(172,000) and $23,000 as of December 31, 2016, 2015 and 2014, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2016, 2015 and 2014. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $36,566,000 in 2016, as compared to $35,606,000 in 2015 and $33,880,000 in 2014. During 2016, net interest income increased from loan volume in the earning asset mix offset by negative rate variances in earning assets and funding costs. The increase in net interest income in 2015 was due to increases in earning assets.

        The net interest margin during 2016 was 3.35% compared to 3.45% during 2015. The margin decreased due to continued decreasing earning asset yields along with increasing funding costs from new or renewed time deposits and stable market rates on savings products. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and has maintained it at 0% to 0.25% until mid December 2015 when this rate was increased by 25 basis points and another 25 basis points again in mid December 2016. In addition, the Federal Reserve Bank embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit (CD's) over the intervening years; however economic progress allowed the Federal Reserve to end new Quantitative Easing and to signal rates they control would eventually increase. ACNB took steps to ameliorate the effect of rising rates including promoting longer term CD's however interest in low cost transaction accounts increased; the result was a 0.01% decrease in funding costs in 2016. In addition to the slightly lower cost of funds in 2016, earning asset yields continued down, decreasing 0.11% from declines in the investment portfolio as new purchases were at lower rates, as well as declines in the loan portfolio from new originations at lower market rates and existing adjustable-rate loans resetting at lower rates based on declines in index rates. The decreased earning asset yields in 2015 were 0.02% compared to funding cost increases of 0.01%. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits are at practical rate floors, while loans and the investment securities portfolio will most likely continue to decrease in yields due to competition and lending mix. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $1,090,326,000 in 2016, an increase of 5.7% from the balance of $1,031,924,000 in 2015, which was an increase from $977,389,000 in 2014. Loan growth represented the largest increase in average assets in 2016, 2015 and 2014, in conjunction with changes in the investment portfolio in those years to balance liquidity needs and to collateralize eligible deposits. Average interest bearing liabilities were $874,565,000 in 2016, up from $842,458,000 in 2015 and up from $808,811,000 in 2014. Average non-interest bearing demand deposits increased 15.9% in 2016, continuing the upward trend from 2015 and 2014. This increase was attributed to new relationships and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 6.7%, while borrowings decreased by 1.9% due to funding loan growth with increased deposits even though Federal Home Loan Bank (FHLB) advances continued to be used in 2016. Lower-cost transaction and savings deposits increased in 2016, a trend started in 2008 in part due to FDIC insurance but also the lack of higher paying alternatives. Lower time deposits from prior years was attributed to depositors dissatisfied by the Federal Reserve induced low rate environment and perhaps investing in equity markets.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2016 was due to loan volume increases exceeding earning asset rate decreases and funding cost rate and volume increases. Earning asset yields declined due to new purchases at lower rates in the investment portfolio and declines in the loan portfolio from existing adjustable-rate loans resetting at lower rates and new lower-rate originations replacing loan amortizations at higher rates. Interest expense increased due to higher deposit volumes.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2016 versus 2015			2015 versus 2014
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$2,145	$(896)	$1,249	$2,872	$(355)	$2,517
Taxable securities	194	(142)	52	(285)	(235)	(520)
Tax-exempt securities	(174)	(34)	(208)	(203)	20	(183)

Total Securities	20	(176)	(156)	(488)	(215)	(703)
Other	59	(116)	(57)	157	(33)	124

Total	$2,224	$(1,188)	$1,036	$2,541	$(603)	$1,938

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$19	$29	$48	$3	$(10)	$(7)
Savings deposits	11	17	28	18	15	33
Time deposits	(44)	217	173	75	209	284
Short-term borrowings	(3)	7	4	(6)	(10)	(16)
Long-term borrowings	11	(188)	(177)	(56)	(26)	(82)

Total	(6)	82	76	34	178	212

Change in Net Interest Income	$2,230	$(1,270)	$960	$2,507	$(781)	$1,726

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $0 in 2016, as compared to $0 in 2015 and $150,000 in 2014. The conclusion was a result of the analysis of the adequacy of the allowance for loan losses calculation. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this management discussion and analysis and the notes to the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable. This same analysis concluded that the unallocated allowance should be lower in 2016. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2016, the Corporation had net charge-offs of $553,000 as compared to net charge-offs of $425,000 for 2015.

Other Income

        Other income was $13,208,000 for the year ended December 31, 2016, an $802,000, or 6.5%, increase from 2015. Other income was $12,406,000 for the year ended December 31, 2015, a $502,000, or 4.2%, increase from 2014. The largest source of other income is commissions from insurance sales from RIG, which increased 4.1% to $4,822,000 in 2016, and decreased 4.2% to $4,634,000 in 2015. The increase in 2016 was due to higher contingent commission payments and an increase in personal lines commission income; the 2015 decrease was due to lower contingent commission payments. The contingent, or extra, commissions are mostly received in April of each year, and the amount is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line, and contingent commissions are not predictable.

        In 2016, a gain of $26,000 was recognized on sold or merged securities compared to a gain of $261,000 in 2015, and a gain of $62,000 in 2014. Securities were sold in all periods to balance state and local geographic mix. In addition, an equity position recognized a $158,000 gain from a merger transaction in 2015 and an additional $26,000 in 2016 when the position was liquidated. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $1,684,000 for the year ended December 31, 2016, as compared to $1,589,000 for 2015 and $1,418,000 for 2014. At December 31, 2016, ACNB had total assets under administration of approximately $195,000,000, compared to $178,000,000 at the end of 2015 and $165,000,000 at the end of 2014. The variations in income were in part due to more assets under management net of lower estate settlement income in 2016 which varies with specific activity.

        Service charges on deposit accounts increased 2.6% to $2,369,000, after increasing 9.0% in 2015, based upon varying customer actions that affect the volume of fees and due to concerted management of this fee source. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 3.0% to $1,499,000 due to higher volume. The longer term trend of increased fees resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another threat to this revenue source is the security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from sold mortgages, included in other income, increased by $169,000, or 34.5%, to $661,000 in 2016 as new originations continued to increase in mortgage types that are sold (for interest rate risk reasons) rather than retained in portfolio. This revenue source is subject to wide divergence due to national and local economic trends. 2016 experienced a $449,000 gain on the sale of a bank administrative office building in order to gain better efficiencies.

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

        As noted above, commissions from insurance sales were up 4.1% in 2016, and RIG's stand alone net income increased 26.5% in 2016 compared to 2015 because of expense controls. The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of goodwill, including the testing at October 1, 2016. However, declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 5.7% to $35,137,000 for the year ended December 31, 2016. The largest component of other expenses is salaries and employee benefits, which increased 6.1% in 2016 to $22,200,000 compared to $20,932,000 in 2015, and increased $1,416,000, or 7.3%, from 2014 to 2015. The reasons for the increase in salaries and employee benefits expenses include the following:

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

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the pension plan and no inactive or former plan participant shall be eligible to again participate in the pension plan. The Corporation's overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense will be lower in 2017 due to the improved plan return in 2016. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status under ERISA rules.

        Net occupancy expense was down 4.8% at $2,066,000 in 2016, $2,170,000 in 2015, and $2,050,000 in 2014. Equipment expense totaled $3,046,000 during 2016, as compared to $3,007,000 during 2015 and $2,768,000 during 2014. Occupancy expense was down in 2016 due to seasonal factors and less specific repairs, and equipment expense increased in 2016 due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever increasing technology demands and the need for system upgrades for security and reliability purposes; the expense in 2014 was lower than the normal increased expense trend.

        Professional services expense totaled $852,000 for 2016, as compared to $844,000 for 2015 and $936,000 for 2014. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations including the Dodd-Frank Act. Other tax expense increased $6,000 or 0.8% in 2016 compared to 2015, and increased from 2014 to 2015 due to increase net equity base. The rate will increase on the stockholders' equity-based state tax in 2017. Supplies and postage expense increased in 2016 compared to the prior year due to increased outsourcing that reduced other expense categories. 2015 also increased from 2014 due to outsourcing.

        Marketing and corporate relations expense increased 27.0% during 2016, which included normal product promotions and image expenditures, while 2015 decreased 23.0% lower than 2014 because of marketing a new geographic expansion in 2014.

        FDIC and regulatory expense for 2016 was $611,000, a decrease of $54,000 from $665,000 in 2015. FDIC and regulatory expense in 2014 was $748,000. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $55,000, $119,000 and $346,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The higher expense in 2014 and to a lesser extent in 2015 was a result of properties that suffered decreases in value after acquisition (requiring write-downs to fair value) during prolonged marketing cycles for these distressed properties and, in some cases, during which the debtor remained in physical possession while eviction actions were contested and finally executed. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs of all years consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2017 depending on the successful sales on some existing properties and the unknown expenses related to new properties acquired.

        Intangible assets amortization increased slightly in 2016 from small insurance books purchased; this expense declined 48.2% in 2015 as the initial agency purchase intangible assets were fully amortized. Other operating expense increased $194,000 or 5.9% in 2016 as a result of a variety increases including various data channels, corporate governance and risk management (including training) expenditures. Other operating expense decreased 1.0% in 2015 from 2014 as a result of a variety of mostly offsetting variances in the same categories.

        Merger related expenses of $472,000 were incurred in 2016 for a proposed purchase of New Windsor Bancorp, Inc. that is projected to close in 2017 subject to regulatory and New Windsor shareholder approvals.

Provision for Income Taxes

        ACNB recognized income taxes of $3,768,000, or 25.7% of pretax income, during 2016, as compared to $3,761,000, or 25.5%, during 2015 and $3,080,000, or 23.0%, during 2014. The variances from the federal statutory rate are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).

        The increasing effective tax rate during 2016, 2015, and 2014 was a result of increasing pretax income in relationship to expiration of tax credits. Pretax income increased in each year due to revenue and expense elements described above.

        At December 31, 2016, net deferred tax assets amounted to $3,130,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates future earnings and capital gains will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2016.

FINANCIAL CONDITION

        Average earning assets increased in 2016 to $1,090,326,000, or by 5.7%, from $1,031,924,000 in 2015 following $977,389,000 in 2014. ACNB's overnight interest bearing deposits increased in 2016 on average, as more funds were allocated into liquid short-term investment due to temporary increases in funding. On average, investments increased in 2016 to properly collateralize public deposits after decreasing 2015 as repayments and maturities were used to fund loan demand. Average loans increased 6.2% and 8.9% on average in 2016 and 2015, respectively. Growth in loans was funded by increased deposits, investment cash flow and term FHLB borrowings. Average deposits increased 6.7% in 2016 to $936,190,000 from $877,448,000 in 2015 and $817,725,000 in 2014. Average borrowings decreased in 2016 to $116,459,000 from $118,670,000 in 2015 and $125,441,000 in 2014. Fluctuations in borrowings are term borrowing to fund loan demand and variations in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2016 were mainly to provide proper collateral for public deposits. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields were maintained at a lower level than would otherwise be the case. The mix in the securities portfolio during 2014 was changed to deploy available funds into the appropriate mix of earning assets. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2016, the securities balance included a net unrealized loss on available for sale securities of $266,000, net of taxes, on amortized cost of $143,393,000 versus a net unrealized gain of $1,164,000, net of taxes, on amortized cost of $123,929,000 at December 31, 2015. The change in fair value of available for sale securities during 2016 was a result of a higher amount of investments in the available for sale portfolio, offset in part by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 and 2016 along with an U.S. presidential election result that, at least to date, has caused the U. S. Treasury yield curve to increase in the time terms relevant to the investment securities in the Corporation's portfolio. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve at the through mid-year 2016. However, fair values were volatile on any given day in 2016 and such volatility will continue.

        At December 31, 2016, the securities balance included held to maturity securities with an amortized cost of $55,568,000 and a fair value of $55,425,000, as compared to an amortized cost of $71,542,000 and a fair value of $71,363,000 at December 31, 2015. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2016	2015	2014
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$79,579	$46,029	$17,317
Mortgage-backed securities	31,973	42,839	53,262
State and municipal	24,660	28,078	35,445
Corporate bonds	5,062	6,955	10,083
CRA mutual fund	1,035	1,053	1,058
Stock in other banks	681	739	835

	142,990	125,693	118,000

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	23,017	31,044	24,497
Mortgage-backed securities	32,551	40,498	48,849

	55,568	71,542	73,346

TOTAL	$198,558	$197,235	$191,346

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2016. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$5,018	1.98%	$89,976	1.84%	$9,088	2.20%	$—	—%	$104,082	1.88%
Mortgage-backed securities	—	—	5,492	4.46	22,524	2.84	35,807	2.40	63,823	2.73
State and municipal	3,351	3.78	13,998	2.84	6,967	3.32	198	2.38	24,514	3.10
Corporate bonds	—	—	—	—	5,000	1.75	—	—	5,000	1.75
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	498	—	498	—

	$8,369	2.70%	$109,466	2.10%	$43,579	2.66%	$37,547	2.30%	$198,961	2.28%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Year over year, loans outstanding increased by $54,950,000, or 6.4%, in 2016, as compared to 6.7% growth experienced in 2015, both years demonstrating the determined efforts by management to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards, despite the continued slow economic conditions and intense competition. The lower percentage increase in 2016 was caused by concerted efforts to produce new loans, however several large local loans paid off early. Within the portfolio, higher growth was centered in increased commercial purpose loans/commercial construction loans, while lower growth was in local market residential mortgages. The commercial purpose segments increased $53,575,000, or 12.7%, during 2016, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending.

Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, increased by $1,259,000, or 0.3%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Included in the mortgage increase were $8,326,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans up $1,842,000, or 13.7% in 2016, as a result of some stabilization in the residential real estate market despite stricter underwriting on this loan type due to the category's credit attributes.

        A similar higher mix of commercial purpose loans was included in the $53,688,000 or 6.7% increase in 2015 compared to 2014 as the result of efforts in commercial real estate lending as residential mortgages were mostly sold. In 2014, commercial lending staff concentrated in maintaining business lending outstandings despite reduced business activity in the market area that hindered new originations, as well as management's decision to not renew certain commercial loans, primarily participation credits in conjunction with other financial institutions, due to perceived potential credit risk.

        Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases these loans are backed by the general obligation of the local government body. In many cases these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $73,272,000 in 2016, an increase of 22.2% over $59,948,000 held at the end of 2015. The amount outstanding at the end of 2014 was $25,460,000, an increase of $12,595,000 over 2015.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2016	2015	2014	2013	2012
Commercial, financial and agricultural	$140,344	$117,692	$74,855	$59,217	$49,004
Real estate:
Commercial	318,980	289,899	281,582	239,186	243,019
Construction	15,271	13,429	12,210	11,196	19,154
Residential	418,611	417,352	415,348	404,861	381,966
Consumer	14,704	14,588	15,277	14,188	14,993

Total Loans	$907,910	$852,960	$799,272	$728,648	$708,136

        The repricing range of the loan portfolio at December 31, 2016, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$10,932	$51,432	$77,980	$140,344
Real estate:
Commercial	17,168	114,078	187,734	318,980
Construction	5,438	4,609	5,224	15,271
Residential	52,086	85,412	281,113	418,611

Total	$85,624	$255,531	$552,051	$893,206

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$30,695	$44,483	$65,166	$140,344
Real estate:
Commercial	86,281	163,021	69,678	318,980
Construction	6,854	939	7,478	15,271
Residential	105,947	68,906	243,758	418,611

Total	$229,777	$277,349	$386,080	$893,206

Loans with a fixed interest rate	$10,555	$49,472	$330,374	$390,401
Loans with a variable interest rate	219,222	227,877	55,706	502,805

Total	$229,777	$277,349	$386,080	$893,206

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is contiguous to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $162,321,000, or 17.9% of total loans, at December 31, 2016. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        The unemployment rate in ACNB's market area remained below the state and national average during 2016. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2016, continued low activity in new residential real estate development/construction and general lower economic activity lingered from the 2007 to 2009 major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2016	2015	2014	2013	2012
Nonaccrual loans, including TDRs	$4,502	$3,699	$6,648	$8,573	$6,327
Accruing loans 90 days past due	1,345	2,132	1,636	1,926	771

Total Non-Performing Loans	5,847	5,831	8,284	10,499	7,098

Foreclosed assets	256	580	1,617	1,762	4,247

Total Non-Performing Assets	$6,103	$6,411	$9,901	$12,261	$11,345

Total Accruing Troubled Debt Restructurings	$7,443	$6,792	$6,968	$7,139	$4,815

Ratios:
Non-performing loans to total loans	0.64%	0.68%	1.04%	1.44%	1.00%
Non-performing assets to total assets	0.51%	0.56%	0.91%	1.17%	1.08%
Allowance for loan losses to non-performing loans	242.76%	252.91%	183.15%	153.26%	237.04%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $369,000 in 2016, $456,000 in 2015, and $570,000 in 2014. The increase in nonaccrual loans from 2015 to 2016 is discussed further below.

        Impaired loans at December 31, 2016 and 2015, totaled $11,945,000 and $10,491,000, respectively. At December 31, 2016 and 2015, $377,000 and $534,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $7,443,000 and $6,792,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2016 and 2015, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $932,000 and $0 at December 31, 2016 and 2015, respectively. The increase in accruing troubled debt restructurings was due to a new loan modification to seasonal payments on an adequately collateralized tourism related real estate loan net of payments made on other loans in this category. The increase in nonaccrual loans was related to one commercial loan to finance a subcontract; the amount due to the subcontractor to perform on the loan is in dispute with the contractor and is being litigated. Further discussion on nonaccrual loans is included below in a separate discussion on nonaccrual loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $2,768,000 at December 31, 2016, compared to $6,908,000 at December 31, 2015.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $256,000 at December 31, 2016. One construction real estate property was brought into foreclosed real estate in 2015 with an aggregate fair value of $63,000. In addition, the fair value of $193,000 for foreclosed real estate at December 31, 2016, represented three residential real estate single family homes, which were taken into foreclosed real estate in 2016. All properties are being actively marketed to targeted buyers by external and internal resources. The total of $580,000 in foreclosed real estate at December 31, 2015, represented three unrelated commercial use or construction real estate properties, and four single family homes.

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2016 and the resulting allowance at December 31, 2016, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2015 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at December 31, 2016. The amount of unallocated decreased at December 31, 2016 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for 2016 was $0, or the same as the provision for 2015. The provision for 2015 was $0, or $150,000 less than the provision for 2014.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2016	2015	2014	2013	2012
Beginning balance	$14,747	$15,172	$16,091	$16,825	$15,482
Provision for loan losses	—	—	150	1,450	4,675
Loans charged-off:
Commercial, financial and agricultural	318	150	132	178	2,180
Real estate	135	39	121	996	955
Residential mortgage	263	637	874	1,062	551
Consumer	50	111	64	191	71

Total Loans Charged-Off	766	937	1,191	2,427	3,757

Recoveries:
Commercial, financial and agricultural	45	369	15	235	22
Real estate	132	—	—	—	399
Residential mortgage	25	136	97	4	1
Consumer	11	7	10	4	3

Total Recoveries	213	512	122	243	425

Net charge-offs	553	425	1,069	2,184	3,332

Ending balance	$14,194	$14,747	$15,172	$16,091	$16,825

Ratios:
Net charge-offs to average loans	0.06%	0.05%	0.14%	0.31%	0.48%
Allowance for loan losses to total loans	1.56%	1.73%	1.90%	2.21%	2.38%

Table 9—Allocation of the Allowance for Loan Losses

	2016		2015		2014		2013		2012
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$3,055	15.5%	$2,508	13.8%	$2,048	9.4%	$1,915	8.1%	$1,507	6.9%
Real estate:
Commercial	4,968	35.1	5,216	34.0	5,872	35.2	5,819	32.8	6,576	34.4
Construction	147	1.7	112	1.6	194	1.5	247	1.5	518	2.7
Residential	4,126	46.1	3,968	48.9	4,402	52.0	4,550	55.6	4,238	53.9
Consumer	923	1.6	1,083	1.7	1,050	1.9	947	2.0	633	2.1
Unallocated	975	N/A	1,860	N/A	1,606	N/A	2,613	N/A	3,353	N/A

Total	$14,194	100.0%	$14,747	100.0%	$15,172	100.0%	$16,091	100.0%	$16,825	100.0%

        The allowance for loan losses at December 31, 2016, was $14,194,000, or 1.56% of loans, as compared to $14,747,000, or 1.73% of loans, at December 31, 2015. The ratio of non-performing loans plus foreclosed assets to total assets was 0.51% at December 31, 2016, as compared to 0.56% at December 31, 2015.

        Loans past due 90 days and still accruing were $1,345,000 and nonaccrual loans were $4,502,000 as of December 31, 2016. Loans past due 90 days and still accruing were $2,132,000 at December 31, 2015, while nonaccruals were $3,699,000.

        Additional information on nonaccrual loans at December 31, 2016 and 2015, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2016
Commercial real estate construction	1	$300	$—	$—	In market	2014
Owner occupied commercial real estate	7	1,593	—	—	In market	1995–2012
Investment/rental residential real estate	3	483	333	61	In market	2003–2011
Commercial and industrial	3	2,126	599	—	In market	2006–2015

Total	14	$4,502	$932	$61

December 31, 2015
Commercial real estate construction	2	$374	$—	$—	In market	2006–2010
Owner occupied commercial real estate	10	1,676	—	—	In market	1995–2012
Investment/rental residential real estate	3	178	—	—	In market	2003–2011
Commercial and industrial	2	1,471	—	—	In market	2006–2007

Total	17	$3,699	$—	$—

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2015 for purposes listed in the classifications in the table above.

        Included in commercial real estate construction at December 31, 2016, the Corporation had one impaired and nonaccrual loan of $300,000 to finance an investment real estate project in the

Corporation's primary trading area of southcentral Pennsylvania. The loan had standard terms and conditions, including repayment from the permanent financing of property and no interest reserves, and was originated during 2014. The loan is in standard collection and legal processes. On another loan previously in this category, foreclosure was held in abeyance while allowing the pursuit of a workout plan. The workout plan resulted in payment of the impaired nonaccrual balance concluding in the second quarter of 2016.

        Owner occupied commercial real estate and construction includes seven unrelated loan relationships, all of which, except for a $561,000 loan relationship for a historic dwelling farm, have balances of less than $394,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The historic dwelling loan, with normal terms and conditions, was added to nonaccrual in the first quarter of 2016 and is supported by a recent appraisal. A restaurant-related loan with normal terms and conditions, was added to nonaccrual in the first quarter of 2012 is supported by an updated appraisal and the loan is current with restructured payments. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by the general economic downturn that has not recovered. Collection efforts will continue until it is deemed in the best interest of the Corporation to initiate foreclosure procedures. Two unrelated loans were paid in full by the borrowers in 2016 and one other unrelated loan totaling $243,000 was moved to foreclosed assets in 2016 and was subsequently sold.

        Investment/rental residential real estate includes three unrelated loan relationships totaling $483,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $376,000 loan with multiple separate rental houses was added in the second quarter of 2016 has a $333,000 specific loss allocation based on a current appraisal adjusted for partial sales that resulted in a $56,000 charge off. One unrelated loan for approximately $101,000, in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

        Included in impaired commercial and industrial loans is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,107,000, which is net of $609,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. A $215,000 loan was added in the second quarter of 2016 with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in process of liquidation. The plan to reduce or pay the balance with accounts receivable as collected has reduced the outstanding balance to $71,000. An unrelated $948,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter 2016 with a $599,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and is being litigated.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The lack of provision for loan losses for 2016 and 2015 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The decrease in the provision from 2014 to 2015 was also a result of the analysis of the adequacy of the allowance for loan losses. More specifically, with the manageable level of nonaccrual loans and with substandard loans decreasing in 2016, no provision addition to the allowance was necessary in proportion to nonaccrual and substandard loans in accordance with management's belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

        During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $32,000 was recognized in the remainder of 2016.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $256,000 at December 31, 2016, compared to $580,000 at December 31, 2015. The decrease was mainly due to seven properties that were disposed of in 2016. Four additional commercial properties were added in 2015 through 2016 that remain unsold at December 31, 2016, with an aggregate fair value of $256,000. One unrelated commercial property for $63,000 added in 2015 and three residential properties totaling $193,000 were added in 2016 and remain unsold at December 31, 2016. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2017; however, the total amount and timing is currently not certain.

Other Assets

        Other assets increased $1,431,000, or 7.7%, in 2016 compared to 2015, in part due to the increase in net deferred tax assets resulting from timing differences that will reverse in the normal course of business.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 6.7%, or $58,742,000, during 2016, as compared to a 7.3% increase during 2015. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. The 2016 average deposit increase in part was due to a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balanced. Year-end 2015 to year-end 2016 recorded an increase in deposits of $54,641,000, or 6.0%, most of which was in large local government non maturity and time deposits, as such funds typically are held for liquidity by those agencies or a no risk alternative to other currently low rate investments. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2016, are summarized as follows:

In thousands
Three months or less	$12,565
Over three through six months	12,553
Over six through twelve months	30,841
Over twelve months	31,545

Total	$87,504

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2016, short-term borrowings were $34,590,000, a decrease of $612,000, or 1.7%, from the December 31, 2015, balance of $35,202,000. Agreements to repurchase accounts are within the commercial/local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2015, repurchase agreement balances were down due to fluctuations in the business activities of ACNB's commercial/local government customer base. At December 31, 2016, there were $0 in short-term FHLB borrowings, due to daily fluctuation in deposits and loans. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets and contribute to a more balanced net repricing position. In addition, such borrowings in prior periods included a loan from a commercial bank to fund the initial purchase of RIG, which was paid off from cash in 2015. Long-term borrowings totaled $74,250,000 at December 31, 2016, versus $76,500,000 at December 31, 2015. The Corporation decreased long-term borrowings 2.9% as funding for loan demand was available from other sources. Generally however, as term advances matured, new laddered FHLB fixed-rate term advances were taken in 2015 and 2016 to reduce net liability sensitivity and to take advantage of lower rates. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's short-term borrowings as of the dates indicated:

In thousands	2016	2015	2014
Short-term borrowings outstanding at end of year:
FHLB overnight advance	$—	$—	$—
Securities sold under repurchase agreements	34,590	35,202	45,699

Total	$34,590	$35,202	$45,699

Dollars in thousands	2016	2015	2014
Average interest rate at year-end	0.12%	0.12%	0.14%
Maximum amount outstanding at any month-end	$65,470	$66,028	$74,846
Average amount outstanding	$37,470	$40,217	$44,399
Weighted average interest rate	0.14%	0.12%	0.14%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its "well capitalized" regulatory position in relationship to its risk exposure. Total stockholders' equity was $120,061,000 at December 31, 2016, compared to $114,715,000 at December 31, 2015. Stockholders' equity increased during 2016, a net result of earnings retained in capital during 2016, and an increase in accumulated other comprehensive loss resulting from amounts associated with the pension plan, and the change in fair value of the assets in the available for sale investment portfolio.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2016, ACNB retained $6,029,000, or 55.5%, of its net income, as compared to $6,197,000, or 56.2%, in 2015 and $5,668,000, or 55.1%, in 2014.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2016, 128,360 shares were issued under this plan with proceeds in the amount of $2,317,000 since its inception in 2011. Proceeds are used for general corporate purposes.

        ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of December 31, 2016, 7,435 shares were issued under this plan. No shares were issued under this plan through December 31, 2015. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2016 and 2015, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized" for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

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

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2016	2015	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.82%	8.84%	5.00%
Common Tier 1 capital (to risk-weighted assets)	12.96%	13.22%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.96%	13.22%	8.00%
Total risk-based capital ratio	14.22%	14.48%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2016, ACNB could borrow approximately $506,688,500 from the FHLB of which $422,438,500 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $296,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $34,590,000 and $35,202,000 at December 31, 2016 and 2015, respectively.

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

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2016:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$146,632	$90,818	$4,443	$—	$241,893
Short-term borrowings	34,590	—	—	—	34,590
Long-term debt	14,250	45,000	15,000	—	74,250
Operating leases	495	767	585	1,386	3,233
Payments under nonqualified benefit plans(1)	201	436	475	5,637	6,749

Total	$196,168	$137,021	$20,503	$7,023	$360,715

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2016, the Corporation had unfunded outstanding commitments to extend credit of $258,631,000 and outstanding standby letters of credit of $6,134,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2016, indicate that the Corporation would expect net interest income to increase over the next twelve months by 3.84% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 6.73% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2015, exhibited similar sensitivity in a declining rate environment.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2016, indicate that the net present value would increase 8.80% assuming an upward shift in market interest rates of 3.00% and increase 4.29% if rates shifted 1.00% in the same manner.

December 31, 2016		December 31, 2016
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(6.73)%	(300)	3.86%
(100)	(2.10)%	(100)	(8.36)%
—	—	—	—
100	1.32%	100	4.29%
300	3.84%	300	8.80%

December 31, 2015		December 31, 2015
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(6.55)%	(300)	2.57%
(100)	(1.97)%	(100)	(7.29)%
—	—	—	—
100	1.57%	100	3.69%
300	4.61%	300	6.68%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ACNB Corporation
Gettysburg, Pennsylvania

        We have audited the accompanying consolidated statements of condition of ACNB Corporation (the "Corporation") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACNB Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 15, 2017

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2016	2015
ASSETS
Cash and due from banks	$13,796	$13,468
Interest bearing deposits with banks	5,135	5,289

Total Cash and Cash Equivalents	18,931	18,757
Securities available for sale	142,990	125,693
Securities held to maturity, fair value $55,425; $71,363	55,568	71,542
Loans held for sale	1,770	1,835
Loans, net of allowance for loan losses $14,194; $14,747	893,716	838,213
Premises and equipment	18,153	18,044
Restricted investment in bank stocks	4,349	4,414
Investment in bank-owned life insurance	40,742	39,642
Investments in low-income housing partnerships	2,899	3,345
Goodwill	6,308	6,308
Intangible assets	688	1,033
Foreclosed assets held for resale	256	580
Other assets	19,950	18,519

Total Assets	$1,206,320	$1,147,925

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$180,593	$166,224
Interest bearing	787,028	746,756

Total Deposits	967,621	912,980
Short-term borrowings	34,590	35,202
Long-term borrowings	74,250	76,500
Other liabilities	9,798	8,528

Total Liabilities	1,086,259	1,033,210

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 6,126,738 and 6,102,324 shares issued; 6,064,138 and 6,039,724 shares outstanding	15,317	15,256
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	10,941	10,387
Retained earnings	100,555	94,526
Accumulated other comprehensive loss	(6,024)	(4,726)

Total Stockholders' Equity	120,061	114,715

Total Liabilities and Stockholders' Equity	$1,206,320	$1,147,925

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2016	2015	2014
INTEREST INCOME
Loans, including fees	$36,339	$35,090	$32,573
Securities:
Taxable	3,179	3,127	3,647
Tax-exempt	651	859	1,042
Dividends	212	301	194
Other	119	87	70

Total Interest Income	40,500	39,464	37,526

INTEREST EXPENSE
Deposits	2,369	2,120	1,810
Short-term borrowings	51	47	63
Long-term borrowings	1,514	1,691	1,773

Total Interest Expense	3,934	3,858	3,646

Net Interest Income	36,566	35,606	33,880
PROVISION FOR LOAN LOSSES	—	—	150

Net Interest Income after Provision for Loan Losses	36,566	35,606	33,730

OTHER INCOME
Service charges on deposit accounts	2,369	2,308	2,118
Income from fiduciary activities	1,684	1,589	1,418
Earnings on investment in bank-owned life insurance	1,100	1,100	1,099
Gains on sales or calls of securities	26	261	62
Gain on sales of premises and equipment	449	—	—
Service charges on ATM and debit card transactions	1,499	1,456	1,550
Commissions from insurance sales	4,822	4,634	4,839
Other	1,259	1,058	818

Total Other Income	13,208	12,406	11,904

OTHER EXPENSES
Salaries and employee benefits	22,200	20,932	19,516
Net occupancy	2,066	2,170	2,050
Equipment	3,046	3,007	2,768
Other tax	785	779	737
Professional services	852	844	936
Supplies and postage	646	639	602
Marketing and corporate relations	574	452	587
FDIC and regulatory	611	665	748
Proposed merger expenses	472	—	—
Intangible assets amortization	345	336	649
Foreclosed real estate expenses	55	119	346
Other operating	3,485	3,291	3,325

Total Other Expenses	35,137	33,234	32,264

Income Before Income Taxes	14,637	14,778	13,370
PROVISION FOR INCOME TAXES	3,768	3,761	3,080

Net Income	$10,869	$11,017	$10,290

PER SHARE DATA
Basic earnings	$1.80	$1.83	$1.71

Cash dividends declared	$0.80	$0.80	$0.77

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2016	2015	2014
NET INCOME	$10,869	$11,017	$10,290

OTHER COMPREHENSIVE LOSS
SECURITIES
Unrealized (losses) gains arising during the period, net of income taxes of $(728), $(635), and $22, respectively	(1,413)	(1,234)	42
Reclassification adjustment for net gains included in net income, net of income taxes of $(9), $(89), and $(21), respectively(A)(C)	(17)	(172)	(41)
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $232, $172, and $(20), respectively(B)(C)	451	333	41
Unrecognized net loss, net of income taxes of $(299), $(479), and $(1,478), respectively(C)	(319)	(930)	(2,871)

TOTAL OTHER COMPREHENSIVE LOSS	(1,298)	(2,003)	(2,829)

TOTAL COMPREHENSIVE INCOME	$9,571	$9,014	$7,461

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2016, 2015 and 2014

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE—January 1, 2014	$15,135	$(728)	$9,628	$82,661	$106	$106,802
Net income	—	—	—	10,290	—	10,290
Other comprehensive loss, net of taxes	—	—	—	—	(2,829)	(2,829)
Common stock shares issued (24,339 shares)	61	—	320	—	—	381
Cash dividends declared	—	—	—	(4,622)	—	(4,622)

BALANCE—December 31, 2014	15,196	(728)	9,948	88,329	(2,723)	110,022
Net income	—	—	—	11,017	—	11,017
Other comprehensive loss, net of taxes	—	—	—	—	(2,003)	(2,003)
Common stock shares issued (24,074 shares)	60	—	439	—	—	499
Cash dividends declared	—	—	—	(4,820)	—	(4,820)

BALANCE—December 31, 2015	15,256	(728)	10,387	94,526	(4,726)	114,715
Net income	—	—	—	10,869	—	10,869
Other comprehensive loss, net of taxes	—	—	—	—	(1,298)	(1,298)
Common stock shares issued (16,979 shares)	42	—	395	—	—	437
Restricted stock grants (7,435 shares)	19	—	100	—	—	119
Restricted stock compensation expense	—	—	59	—	—	59
Cash dividends declared	—	—	—	(4,840)	—	(4,840)

BALANCE—December 31, 2016	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,869	$11,017	$10,290
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(661)	(491)	(213)
Gain on sales of foreclosed assets held for resale, including writedowns	(105)	(67)	(36)
Gain on sale of premises and equipment	(449)	—	—
Earnings on investment in bank-owned life insurance	(1,100)	(1,100)	(1,099)
Gain on sales or calls of securities	(26)	(261)	(62)
Restricted stock compensation expense	59	—	—
Depreciation and amortization	1,800	1,755	2,063
Provision for loan losses	—	—	150
Net amortization of investment securities premiums	554	668	812
(Increase) decrease in accrued interest receivable	(142)	(66)	77
Increase in accrued interest payable	22	42	92
Mortgage loans originated for sale	(41,195)	(32,865)	(15,824)
Proceeds from sales of loans originated for sale	41,921	33,144	14,910
Deferred tax expense	171	392	875
(Increase) decrease in other assets	(210)	2,904	1,733
Increase (decrease) in other liabilities	613	(693)	(2,953)

Net Cash Provided by Operating Activities	12,121	14,379	10,815

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	15,769	9,456	20,555
Proceeds from maturities of investment securities available for sale	30,426	23,426	28,883
Proceeds from sales of investment securities available for sale	230	3,170	5,075
Purchase of investment securities available for sale	(50,443)	(36,434)	(22,252)
Purchase of investment securities held to maturity	—	(8,044)	—
Redemption (purchase) of restricted investment in bank stocks	65	(198)	2,645
Net increase in loans	(56,122)	(55,332)	(72,828)
Proceeds from sale of low-income housing partnerships	—	—	229
Purchase of bank-owned life insurance	—	(600)	(4,606)
Purchase of book of business	—	(173)	—
Capital expenditures	(2,344)	(1,738)	(3,148)
Proceeds from sale of premises and equipment	1,929	—	—
Proceeds from sale of foreclosed real estate	1,048	2,323	1,316

Net Cash Used in Investing Activities	(59,442)	(64,144)	(44,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	14,369	21,237	16,976
Net increase in time certificates of deposits and interest bearing deposits	40,272	46,867	27,257
Net decrease in short-term borrowings	(612)	(10,497)	(3,353)
Proceeds from long-term borrowings	16,000	18,000	27,500
Repayments on long-term borrowings	(18,250)	(22,437)	(29,266)
Dividends paid	(4,840)	(4,820)	(4,622)
Common stock issued	556	499	381

Net Cash Provided by Financing Activities	47,495	48,849	34,873

Net Increase (Decrease) in Cash and Cash Equivalents	174	(916)	1,557
CASH AND CASH EQUIVALENTS—BEGINNING	18,757	19,673	18,116

CASH AND CASH EQUIVALENTS—ENDING	$18,931	$18,757	$19,673

Interest paid	$3,912	$3,816	$3,554
Income taxes paid	$4,350	$1,975	$2,260
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$619	$1,219	$1,135

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty-two retail banking locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

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

        Assets held by the Corporation's Trust Department in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Trust Department amounted to $195,000,000 and $178,000,000 at December 31, 2016 and 2015, respectively. Income from fiduciary activities is included in other income.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $162,321,000, or 17.9%, of total loans at December 31, 2016. These borrowers are geographically disbursed throughout ACNB's

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment

        Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets' estimated useful lives. Normally, a buildings useful life is 40 years, except for building remodels and additions, which are depreciated over 15 years. Bank equipment, including furniture and fixtures, is normally depreciated over 5-15 years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets' useful life or the related lease term.

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2016 and 2015, and consists of common stock in the Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB).

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2016, 2015 or 2014. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $96,000, $46,000, and $29,000 of expense in 2016, 2015, and 2014, respectively, related to these benefits.

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2016. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

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

Stock-based Compensation

        ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. During 2016, 7,435 shares were issued under this plan, which resulted in $59,000 of compensation expense. Of the 7,435 shares issued under the plan, 2,478 shares are fully vested and 4,957 will vest over the next two years.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,051,579, 6,026,224 and 6,002,240 weighted average shares of common stock outstanding for 2016, 2015 and 2014, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.

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

Accumulated Other Comprehensive Loss

        The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE—DECEMBER 31, 2016	$(266)	$(5,758)	$(6,024)

BALANCE—DECEMBER 31, 2015	$1,164	$(5,890)	$(4,726)

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

New Accounting Pronouncements

ASU 2014-09, 2015-14, 2016-08, 2016-12 and 2016-20

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

        The amendments do not alter the core principle of the new revenue standard, but make certain targeted changes to clarify the following:

  •
  Assessing collectibility—The amendments add a "substantially all" threshold to the collectibility criterion, and also clarify that the objective of the collectibility assessment is to determine whether the contract is valid and represents a substantive transaction based on whether a customer has the ability and intent to pay for the goods or services that will be transferred to the customer, as opposed to all of the goods or services promised in the contract. The ASU also clarifies how an entity may recognize as revenue consideration received in circumstances where a contract does not meet the criteria required at inception to apply the recognition guidance within the revenue standard.

  •
  Presenting sales taxes and other similar taxes collected from customers—The amendments provide an accounting policy election whereby an entity may exclude from the measurement of transaction price all taxes assessed by a taxing authority related to the specific transaction and which are collected from the customer. Such amounts would be presented "net" under this option.

  •
  Noncash consideration—The amendments clarify that the fair value of noncash consideration is measured at contract inception, and specify how to account for subsequent changes in the fair value of noncash consideration.

  •
  Contract modifications at transition—The amendments provide a new practical expedient whereby an entity electing either the full or modified retrospective method of transition is permitted to reflect the aggregate effect of all prior period modifications (using hindsight) when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to satisfied and unsatisfied obligations.

  •
  Completed contracts at transition—The amendments include certain practical expedients in transition related to completed contracts. The amendments also clarify the definition of a completed contract.

  •
  Disclosing the accounting change in the period of adoption—ASU 2016-12 provides an exception to the requirement in Topic 250 to disclose the effect on the current period of retrospectively adopting a new accounting standard.

        In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends the new revenue standard. The amendments do not alter the core principle of the standard, but clarify certain narrow aspects of the standard including contract cost accounting, disclosures, illustrative examples, and other matters.

        The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements of Topic 606.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations.

ASU 2016-01

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

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

        The Corporation has evaluated the provision of ASU 2016-01 to determine the potential impact of the new standard and has determined that it is not expected to have an impact on its consolidated financial condition or results of operations.

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

        While the Corporation is currently evaluating the timing and impact of adopting ASU 2016-02, the ultimate impact of adopting ASU 2016-02 will depend on the Corporation's lease portfolio as of the adoption date.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2016-09

        In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

        ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an "APIC pool." The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

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

        The Corporation has evaluated the provision of ASU 2016-09 to determine the potential impact of the new standard and has determined that it is not expected to have an impact on its consolidated financial condition or results of operations.

ASU 2016-13

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

        The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets"), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price ("gross up approach") to

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above.

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

        The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2016 and 2015, compensating balances approximated $1,203,000 and $933,000, respectively. During 2016 and 2015, average compensating balances approximated $1,337,000 and $1,512,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2016 and 2015, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2016
U.S. Government and agencies	$81,065	$43	$1,529	$79,579
Mortgage-backed securities, residential	31,272	782	81	31,973
State and municipal	24,514	240	94	24,660
Corporate bonds	5,000	62	—	5,062
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	498	183	—	681

	$143,393	$1,310	$1,713	$142,990

December 31, 2015
U.S. Government and agencies	$46,218	$124	$313	$46,029
Mortgage-backed securities, residential	41,528	1,336	25	42,839
State and municipal	27,437	642	1	28,078
Corporate bonds	7,000	20	65	6,955
CRA mutual fund	1,044	9	—	1,053
Stock in other banks	702	49	12	739

	$123,929	$2,180	$416	$125,693

SECURITIES HELD TO MATURITY
December 31, 2016
U.S. Government and agencies	$23,017	$26	$54	$22,989
Mortgage-backed securities, residential	32,551	210	325	32,436

	$55,568	$236	$379	$55,425

December 31, 2015
U.S. Government and agencies	$31,044	$27	$176	$30,895
Mortgage-backed securities, residential	40,498	232	262	40,468

	$71,542	$259	$438	$71,363

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2016
U.S. Government and agencies	$71,454	$1,529	$—	$—	$71,454	$1,529
Mortgage-backed securities, residential	8,966	81	—	—	8,966	81
State and municipal	4,933	94	—	—	4,933	94
CRA Mutual Fund	1,035	9	—	—	1,035	9

	$86,388	$1,713	$—	$—	$86,388	$1,713

December 31, 2015
U.S. Government and agencies	$31,992	$313	$—	$—	$31,992	$313
Mortgage-backed securities, residential	4,855	25	—	—	4,855	25
State and municipal	909	1	—	—	909	1
Corporate bonds	4,935	65	—	—	4,935	65
Stock in other banks	191	12	—	—	191	12

	$42,882	$416	$—	$—	$42,882	$416

SECURITIES HELD TO MATURITY
December 31, 2016
U.S. Government and agencies	$12,946	$54	$—	$—	$12,946	$54
Mortgage-backed securities, residential	12,956	325	—	—	12,956	325

	$25,902	$379	$—	$—	$25,902	$379

December 31, 2015
U.S. Government and agencies	$18,959	$83	$6,907	$93	$25,866	$176
Mortgage-backed security, residential	3,109	13	15,420	249	18,529	262

	$22,068	$96	$22,327	$342	$44,395	$438

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2016, thirty-nine available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2016, eight available for sale residential mortgage-backed securities had an unrealized loss that did not exceed 2% of amortized cost. These securities have not been in a

NOTE C—SECURITIES (Continued)

continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

        At December 31, 2016, seventeen available for sale state and municipal securities had unrealized losses that individually did not exceed 9% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2016, the CRA Mutual Fund had an unrealized loss that individually did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

        At December 31, 2016, seven held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2016, thirteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 4% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2016, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value at December 31, 2016, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,352	$4,383	$4,017	$4,020
Over 1 year through 5 years	84,974	83,928	19,000	18,969
Over 5 years through 10 years	21,055	20,808	—	—
Over 10 years	198	182	—	—
Mortgage-backed securities, residential	31,272	31,973	32,551	32,436
CRA mutual fund	1,044	1,035	—	—
Stock in other banks	498	681	—	—

	$143,393	$142,990	$55,568	$55,425

        The Corporation realized gross gains of $26,000 during 2016, $262,000 during 2015, and $72,000 during 2014 and gross losses of $0 during 2016, $1,000 during 2015, and $10,000 during 2014 on sales of securities available for sale.

        At December 31, 2016 and 2015, securities with a carrying value of $134,763,000 and $117,646,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D—LOANS

        The Corporation grants commercial, residential, and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

NOTE D—LOANS (Continued)

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2016 and 2015:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial and industrial	$134,088	$2,355	$3,901	$—	$140,344
Commercial real estate	291,762	17,376	9,842	—	318,980
Commercial real estate construction	13,606	1,202	463	—	15,271
Residential mortgage	344,048	3,617	874	—	348,539
Home equity lines of credit	69,190	756	126	—	70,072
Consumer	14,704	—	—	—	14,704

Total	$867,398	$25,306	$15,206	$—	$907,910

December 31, 2015
Commercial and industrial	$112,037	$3,744	$1,911	$—	$117,692
Commercial real estate	252,071	23,421	14,407	—	289,899
Commercial real estate construction	11,087	1,968	374	—	13,429
Residential mortgage	350,537	5,548	1,143	—	357,228
Home equity lines of credit	58,856	1,138	130	—	60,124
Consumer	14,588	—	—	—	14,588

Total	$799,176	$35,819	$17,965	$—	$852,960

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2016 and 2015:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2016
Commercial and industrial	$948	$948	$599	$1,178	$1,178
Commercial real estate	—	—	—	8,764	8,965
Commercial real estate construction	—	—	—	300	300
Residential mortgage	376	376	333	379	379

Total	$1,324	$1,324	$932	$10,621	$10,822

December 31, 2015
Commercial and industrial	$—	$—	$—	$1,471	$1,471
Commercial real estate	—	—	—	8,185	8,396
Commercial real estate construction	—	—	—	374	648
Residential mortgage	—	—	—	461	461

Total	$—	$—	$—	$10,491	$10,976

NOTE D—LOANS (Continued)

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2016
Commercial and industrial	$190	$—	$1,356	$3
Commercial real estate	—	—	8,377	371
Commercial real estate construction	—	—	330	—
Residential mortgage	224	—	424	17

Total	$414	$—	$10,487	$391

December 31, 2015
Commercial and industrial	$—	$—	$1,591	$129
Commercial real estate	—	—	9,057	449
Commercial real estate construction	—	—	276	—
Residential mortgage	278	—	463	18

Total	$278	$—	$11,387	$596

December 31, 2014
Commercial and industrial	$—	$—	$1,351	$2
Commercial real estate	144	—	10,380	459
Commercial real estate construction	—	—	604	—
Residential mortgage	1,027	9	576	16

Total	$1,171	$9	$12,911	$477

        No additional funds are committed to be advanced in connection with impaired loans.

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $369,000 in 2016, $456,000 in 2015, and $570,000 in 2014.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2016 and 2015:

In thousands	2016	2015
Commercial and industrial	$2,126	$1,471
Commercial real estate	1,593	1,676
Commercial real estate construction	300	374
Residential mortgage	483	178

Total	$4,502	$3,699

NOTE D—LOANS (Continued)

        The following table summarizes information relative to troubled debt restructurings by loan portfolio class at December 31, 2016 and 2015:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at period end
December 31, 2016
Nonaccruing troubled debt restructurings:
Commercial real estate	$648	$648	$377

Total nonaccruing troubled debt restructurings	648	648	377

Accruing troubled debt restructurings:
Commercial real estate	7,944	8,002	7,171
Residential mortgage	336	336	272

Total accruing troubled debt restructurings	8,280	8,338	7,443

Total Troubled Debt Restructurings	$8,928	$8,986	$7,820

December 31, 2015
Nonaccruing troubled debt restructurings:
Commercial real estate	$1,021	$1,021	$460
Commercial real estate construction	1,548	1,541	74

Total nonaccruing troubled debt restructurings	2,569	2,562	534

Accruing troubled debt restructurings:
Commercial real estate	7,118	7,170	6,509
Residential mortgage	336	336	283

Total accruing troubled debt restructurings	7,454	7,506	6,792

Total Troubled Debt Restructurings	$10,023	$10,068	$7,326

        All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. There were no defaulted troubled debt restructured loans as of December 31, 2016 and 2015. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the years ended December 31, 2016 and 2015. One troubled debt restructured loan paid off during 2016 in the amount of $74,000. One troubled debt restructured loan paid off during 2015 in the amount of $70,000. All other troubled debt restructured loans were current with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of December 31, 2016, only two of the loans classified as troubled debt restructured loans have active forbearance agreements. Of those, one forbearance agreement was negotiated during 2013 and the other forbearance agreement was negotiated during 2016. All other forbearance agreements have expired or the loans have paid off.

NOTE D—LOANS (Continued)

        The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2016 and 2015:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
2016
Troubled debt restructurings	1	$826	$832	$832
2015
Troubled debt restructurings	—	$—	$—	$—

        Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2016 and 2015, totaled $471,000 and $583,000, respectively.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2016
Commercial and industrial	$26	$1	$1,178	$1,205	$139,139	$140,344	$—
Commercial real estate	325	674	—	999	317,981	318,980	—
Commercial real estate construction	—	—	300	300	14,971	15,271	—
Residential mortgage	2,866	657	1,413	4,936	343,603	348,539	937
Home equity lines of credit	310	56	408	774	69,298	70,072	408
Consumer	31	47	—	78	14,626	14,704	—

Total	$3,558	$1,435	$3,299	$8,292	$899,618	$907,910	$1,345

December 31, 2015
Commercial and industrial	$16	$61	$1,471	$1,548	$116,144	$117,692	$—
Commercial real estate	77	1,047	743	1,867	288,032	289,899	—
Commercial real estate construction	—	—	374	374	13,055	13,429	—
Residential mortgage	1,686	248	2,082	4,016	353,212	357,228	1,904
Home equity lines of credit	186	—	228	414	59,710	60,124	228
Consumer	26	26	—	52	14,536	14,588	—

Total	$1,991	$1,382	$4,898	$8,271	$844,689	$852,960	$2,132

NOTE D—LOANS (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses
Beginning balance-January 1, 2016	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Charge-offs	(318)	—	(135)	(189)	(74)	(50)	—	(766)
Recoveries	45	—	132	25	—	11	—	213
Provisions	820	(248)	38	293	103	(121)	(885)	—

Ending balance-December 31, 2016	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194

Ending balance: individually evaluated for impairment	$599	$—	$—	$333	$—	$—	$—	$932

Ending balance: collectively evaluated for impairment	$2,456	$4,968	$147	$3,145	$648	$923	$975	$13,262

Loans receivables
Ending balance	$140,344	$318,980	$15,271	$348,539	$70,072	$14,704	$—	$907,910

Ending balance: individually evaluated for impairment	$2,126	$8,764	$300	$755	$—	$—	$—	$11,945

Ending balance: collectively evaluated for impairment	$138,218	$310,216	$14,971	$347,784	$70,072	$14,704	$—	$895,965

December 31, 2015
Allowance for loan losses
Beginning balance-January 1, 2015	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172
Charge-offs	(150)	—	(39)	(622)	(15)	(111)	—	(937)
Recoveries	369	—	—	136	—	7	—	512
Provisions	241	(656)	(43)	(10)	77	137	254	—

Ending balance-December 31, 2015	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Loans receivables
Ending balance	$117,692	$289,899	$13,429	$357,228	$60,124	$14,588	$—	$852,960

Ending balance: individually evaluated for impairment	$1,471	$8,185	$374	$461	$—	$—	$—	$10,491

Ending balance: collectively evaluated for impairment	$116,221	$281,714	$13,055	$356,767	$60,124	$14,588	$—	$842,469

NOTE D—LOANS (Continued)

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses
Beginning balance-January 1, 2014	$1,915	$5,819	$247	$4,013	$537	$947	$2,613	$16,091
Charge-offs	(132)	(121)	—	(705)	(169)	(64)	—	(1,191)
Recoveries	15	—	—	97	—	10	—	122
Provisions	250	174	(53)	440	189	157	(1,007)	150

Ending balance-December 31, 2014	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172

Ending balance: individually evaluated for impairment	$—	$—	$—	$302	$—	$—	$—	$302

Ending balance: collectively evaluated for impairment	$2,048	$5,872	$194	$3,543	$557	$1,050	$1,606	$14,870

Loans receivables
Ending balance	$74,855	$281,582	$12,210	$359,375	$55,973	$15,277	$—	$799,272

Ending balance: individually evaluated for impairment	$1,729	$9,999	$368	$1,520	$—	$—	$—	$13,616

Ending balance: collectively evaluated for impairment	$73,126	$271,583	$11,842	$357,855	$55,973	$15,277	$—	$785,656

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $4,578,000 and $5,632,000 at December 31, 2016 and 2015, respectively. During 2016, $50,000 new loans or advances were extended and repayments totaled $1,104,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2016.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2016	2015
Land	$2,624	$2,677
Buildings and improvements	19,917	19,886
Furniture and equipment	13,273	13,482
Construction in process	82	629

	35,896	36,674
Accumulated depreciation	(17,743)	(18,630)

	$18,153	$18,044

        Depreciation expense was $1,455,000, $1,419,000 and $1,414,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2016 and 2015, the carrying value of these investments was approximately $2,899,000 and $3,345,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2016	2015
Non-interest bearing demand	$180,593	$166,224
Interest bearing demand	130,453	135,826
Savings	414,682	364,086
Time certificates of deposit of $250,000 or less	209,805	215,539
Time certificates of deposit greater than $250,000	32,088	31,305

	$967,621	$912,980

        Scheduled maturities of time certificates of deposit at December 31, 2016, were as follows:

Years Ending	In thousands
2017	$146,632
2018	42,471
2019	48,347
2020	2,800
2021	1,643

$241,893

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2036. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $492,000, $456,000 and $498,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2017	$495
2018	406
2019	361
2020	309
2021	276
Later years	1,386

$3,233

        ACNB leases space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $8,000, $27,000 and $132,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2016		2015
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$—	—%	$—	—%
Securities sold under repurchase agreements	34,590	0.12	35,202	0.12

	$34,590	0.12%	$35,202	0.12%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $3,901,400 at December 31, 2016. The Corporation also has lines of credit that total $20,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2016 and 2015.

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

NOTE I—BORROWINGS (Continued)

        The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2016 and 2015:

				Gross Amounts Not Offset in the Statements of Condition
			Net Amounts of Liabilities Presented in the Statements of Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition
Dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2016
Repurchase agreements
Commercial customers and government entities(a)	$34,590	$—	$34,590	$(34,590)	$—	$—
December 31, 2015
Repurchase agreements
Commercial customers and government entities(a)	$35,202	$—	$35,202	$(35,202)	$—	$—

(a)
As of December 31, 2016 and 2015, the fair value of securities pledged in connection with repurchase agreements was $41,406,000 and $41,132,000, respectively.

        A summary of long-term debt as of December 31 is as follows:

	2016		2015
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2016	$—	—%	$18,250	1.98%
2017	14,250	2.30%	14,250	2.30%
2018	25,500	1.87%	24,500	1.90%
2019	19,500	1.75%	14,500	1.86%
2020	12,000	1.84%	5,000	1.96%
2021	3,000	1.58%	—	—%

	$74,250	1.91%	$76,500	2.05%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $506,688,500 from the FHLB, of which $422,438,500 was available at December 31, 2016.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2016, $16,189,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS (Continued)

the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2016, 2015 and 2014, are as follows:

In thousands	2016	2015	2014
Federal:
Current	$3,530	$3,316	$2,152
Deferred	171	392	875

	3,701	3,708	3,027
State:
Current	67	53	53

	$3,768	$3,761	$3,080

        Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, are as follows:

	Percentage of Income before Income Taxes
	2016	2015	2014
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.3%	0.2%	0.3%
Tax-exempt income	(4.8)%	(4.4)%	(3.5)%
Earnings on investment in bank-owned life insurance	(2.6)%	(2.5)%	(2.8)%
Rehabilitation and low-income housing credits	(2.0)%	(2.0)%	(5.1)%
Other	0.8%	0.2%	0.1%

	25.7%	25.5%	23.0%

        The provision for federal income taxes includes $9,000, $89,000 and $21,000 of income taxes related to net gains on sales of securities in 2016, 2015 and 2014, respectively. Rehabilitation and low-income housing income tax credits were $287,000, $299,000, and $678,000 during 2016, 2015 and 2014, respectively. Projected credits are $287,000 in 2017 and 2018, and $1,163,000 thereafter.

NOTE K—INCOME TAXES (Continued)

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,968	$5,014
Available for sale securities	143	—
Accrued deferred compensation	1,166	1,008
Pension	3,101	3,034
Deferred loan fees	—	4
Other-than-temporary impairment	70	178
Nonaccrual interest	226	168
Deferred director fees	686	576
Other	982	644

	11,342	10,626

Deferred tax liabilities:
Deferred loan fees	79	—
Available for sale securities	—	600
Prepaid pension benefit cost	6,632	6,505
Prepaid expenses	123	166
Accumulated depreciation	372	331
Goodwill/intangibles	1,006	873

	8,212	8,475

Net Deferred Tax Asset	$3,130	$2,151

        The Corporation did not have any uncertain tax positions at December 31, 2016 and 2015. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2013 through 2016.

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2016 and 2015, are as follows:

		Fair Value Measurements at December 31, 2016
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$79,579	$—	$79,579	$—
Mortgage-backed securities, residential		31,973	—	31,973	—
State and municipal		24,660	—	24,660	—
Corporate bonds		5,062	—	5,062	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		681	681	—	—

Total securities available for sale	Recurring	$142,990	$1,716	$141,274	$—

Impaired loans	Non-recurring	$4,406	$—	$—	$4,406

Foreclosed assets held for resale	Non-recurring	$—	$—	$—	$—

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2015
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$46,029	$—	$46,029	$—
Mortgage-backed securities, residential		42,839	—	42,839	—
State and municipal		28,078	—	28,078	—
Corporate bonds		6,955	—	6,955	—
CRA mutual fund		1,053	1,053	—	—
Stock in other banks		739	739	—	—

Total securities available for sale	Recurring	$125,693	$1,792	$123,901	$—

Impaired loans	Non-recurring	$4,451	$—	$—	$4,451

Foreclosed assets held for resale	Non-recurring	$—	$—	$—	$—

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2016
Impaired loans	$4,406	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(39)%
Foreclosed assets held for resale	$—	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	—%
December 31, 2015
Impaired loans	$4,451	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(16)%
Foreclosed assets held for resale	$—	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	—%

(1)
Fair value is generally determined through management's estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

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

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation assets and liabilities at December 31, 2016 and 2015:

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2016 and 2015:

	December 31, 2016
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,796	$13,796	$6,921	$6,875	$—
Interest-bearing deposits in banks	5,135	5,135	5,135	—	—
Investment securities available for sale	142,990	142,990	1,716	141,274	—
Investment securities held to maturity	55,568	55,425	—	55,425	—
Loans held for sale	1,770	1,770	—	1,770	—
Loans, less allowance for loan losses	893,176	888,169	—	—	888,169
Accrued interest receivable	3,158	3,158	—	3,158	—
Restricted investment in bank stocks	4,349	4,349	—	4,349	—
Financial liabilities:
Deposits	967,621	967,236	—	967,236	—
Short-term borrowings	34,590	34,590	—	34,590	—
Long-term borrowings	74,250	75,029	—	75,029	—
Accrued interest payable	837	837	—	837	—
Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2015
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,468	$13,468	$6,746	$6,722	$—
Interest-bearing deposits in banks	5,289	5,289	5,289	—	—
Investment securities available for sale	125,693	125,693	1,792	123,901	—
Investment securities held to maturity	71,542	71,363	—	71,363	—
Loans held for sale	1,835	1,835	—	1,835	—
Loans, less allowance for loan losses	838,213	842,169	—	—	842,169
Accrued interest receivable	3,016	3,016	—	3,016	—
Restricted investment in bank stocks	4,414	4,414	—	4,414	—
Financial liabilities:
Deposits	912,980	913,188	—	913,188	—
Short-term borrowings	35,202	35,202	—	35,202	—
Long-term borrowings	76,500	77,545	—	77,545	—
Accrued interest payable	815	815	—	815	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

NOTE M—RETIREMENT PLANS (Continued)

        A measurement date of December 31 has been used for the fiscal years ended December 31, 2016 and 2015.

In thousands	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$26,670	$27,165
Service cost	795	881
Interest cost	1,136	1,040
Change in assumptions	1,059	(1,438)
Benefits paid	(1,035)	(978)

Benefit obligation at end of year	28,625	26,670

Change in plan assets:
Fair value of plan assets at beginning of year	36,880	38,163
Actual return on plan assets	2,870	(305)
Employer contribution	—	—
Benefits paid	(1,035)	(978)

Fair value of plan assets at end of year	38,715	36,880

Funded Status, included in other assets	$10,090	$10,210

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$8,859	$8,923
Prior service cost	—	1

Total included in accumulated other comprehensive loss (pretax)	$8,859	$8,924

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$677
Prior service cost	—

$677

        The accumulated benefit obligation totaled $27,508,000 and $25,783,000 at December 31, 2016 and 2015, respectively.

        For the year ended December 31, 2016 and 2015 the mortality assumptions were derived using the mortality rates from RP-2006 (underlying baseline table from SOA RP-2014 study based on experience data for private pension plans of 2006, the central year of experience data 2004-2008).

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2016	2015	2014
Components of net periodic benefit cost (income):
Service cost	$795	$881	$689
Interest cost	1,136	1,040	1,035
Expected return on plan assets	(2,429)	(2,542)	(2,311)
Recognized net actuarial loss	682	481	21
Amortization of prior service cost	1	24	40

Net Periodic Benefit Cost (Income)	185	(116)	(526)

Net loss	618	1,409	4,349
Amortization of net loss	(682)	(481)	(21)
Amortization of prior service cost	(1)	(24)	(40)

Total recognized in other comprehensive (income) loss	$(65)	$904	$4,288

Total recognized in net periodic benefit cost and other comprehensive loss	$120	$788	$3,762

        For the years ended December 31, 2016, 2015 and 2014, the assumptions used to determine the benefit obligation are as follows:

	2016	2015	2014
Discount rate	4.05%	4.35%	3.90%
Rate of compensation increase	3.50%	3.50%	3.75%

        For the years ended December 31, 2016, 2015 and 2014, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2016	2015	2014
Discount rate	4.35%	3.90%	4.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	3.50%	3.75%	3.75%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2016 and 2015, are as follows:

	2016	2015
Equity securities	48%	48%
Debt securities	46%	47%
Short-term fixed income	—%	—%
Real estate	6%	5%

	100%	100%

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

        Equity securities included Corporation common stock in amounts of $2,175,000, or 6% of total plan assets, and $1,437,000, or 4% of total plan assets, at December 31, 2016 and 2015, respectively.

        Fair value measurements at December 31, 2016, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$18,687	$2,175	$16,512	$—
Debt securities	17,888	—	17,888	—
Real estate	2,140	—	2,140	—

        Fair value measurements at December 31, 2015, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$17,618	$1,437	$16,181	$—
Debt securities	17,463	—	17,463	—
Real estate	1,799	—	1,799	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2017. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 358 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2017	$1,220
2018	1,300
2019	1,400
2020	1,430
2021	1,630
2022-2026	8,910

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $541,000, $547,000 and $526,000 for 2016, 2015 and 2014, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG's contributions to and expenses for the plan were $83,000, $74,000 and $63,000 for 2016, 2015 and 2014, respectively.

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2016 and 2015, totaled $2,550,000 and $2,257,000, respectively. The annual expense included in salaries and benefits expense totaled $383,000, $360,000 and $339,000 during the years ended December 31, 2016, 2015 and 2014, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. At December 31, 2016 and 2015, the cash surrender value of these policies was $4,942,000 and $4,833,000, respectively.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

        In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2016, 16,979 shares were issued under this plan with proceeds in the amount of $437,000. During 2015, 18,401 shares were issued under this plan with proceeds in the amount of $499,000. During 2014, 24,339 shares were issued under this plan with proceeds in the amount of $381,000. Proceeds are used for general corporate purposes.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. The plan is available to employees and directors of the Bank to advance the best interests of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of December 31, 2016 and 2015, 7,435 shares and 5,673 shares, respectively, were issued under this plan. No shares were issued under this plan through December 31, 2014.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital to average assets. The federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

with assets of $250 billion or more) began compliance effective January 1, 2014. The final rules call for the following capital requirements:

  •
  a minimum ratio of common Tier 1 capital to risk-weighted assets of 4.5%;

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%;

  •
  a minimum ratio of total capital to risk-weighted assets of 8.0%; and,

  •
  a minimum leverage ratio of 4.0%.

        In addition, the final rules establish a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The 2.5% at 0.625% per year phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016.

        Management believes, as of December 31, 2016, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2016, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank's category.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount(1)		Ratio(1)	Amount		Ratio
CORPORATION
As of December 31, 2016
Tier 1 leverage ratio (to average assets)	$121,650	10.06%	$	≥48,382	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	121,650	14.71		≥37,205	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	121,650	14.71		≥49,606	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	132,033	15.97		≥66,142	≥8.0		N/A	N/A
As of December 31, 2015
Tier 1 leverage ratio (to average assets)	$115,005	10.08%	$	≥45,646	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	115,005	15.00		≥34,503	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	115,005	15.00		≥46,004	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	124,675	16.26		≥61,339	≥8.0		N/A	N/A
BANK
As of December 31, 2016
Tier 1 leverage ratio (to average assets)	$106,540	8.82%	$	≥48,316	≥4.0%	$	≥60,395	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	106,540	12.96		≥36,995	≥4.5		≥53,438	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	106,540	12.96		≥49,327	≥6.0		≥65,770	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	116,865	14.22		≥65,770	≥8.0		≥82,212	≥10.0
As of December 31, 2015
Tier 1 leverage ratio (to average assets)	$100,698	8.84%	$	≥45,550	≥4.0%	$	≥56,938	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	100,698	13.22		≥34,270	≥4.5		≥49,501	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	100,698	13.22		≥45,693	≥6.0		≥60,924	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	110,287	14.48		≥60,924	≥8.0		≥76,155	≥10.0

(1)
Amounts and ratios do not include capital conversation buffer.

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2016 and 2015, for guarantees under standby letters of credit issued is not material.

        In June 2013, ACNB Corporation executed a guaranty for a note related to a $500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for Russell Insurance Group, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs should they arise by the borrower. No liability is recorded for the guarantor's obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. No draws were taken on this commercial line of credit since its inception.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2016	2015
Commitments to extend credit	$258,631	$199,932
Standby letters of credit	6,134	4,986

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2016	2015
ASSETS
Cash	$8,563	$4,448
Investment in banking subsidiary	100,395	95,948
Investment in other subsidiaries	8,768	8,928
Investments in low-income housing partnerships	1,016	1,336
Securities and other assets	1,232	1,340
Receivable from banking subsidiary	130	2,769

Total Assets	$120,104	$114,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$43	$54
Stockholders' equity	120,061	114,715

Total Liabilities and Stockholders' Equity	$120,104	$114,769

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2016	2015	2014
Dividends from banking subsidiary	$4,840	$4,820	$4,801
Gain on sale of securities	26	—	—
Other income	35	190	310

	4,901	5,010	5,111
Expenses	854	431	697

	4,047	4,579	4,414
Income tax benefit	490	381	810

	4,537	4,960	5,224
Equity in undistributed earnings of subsidiaries	6,332	6,057	5,066

Net Income	$10,869	$11,017	$10,290

Comprehensive Income	$9,571	$9,014	$7,461

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,869	$11,017	$10,290
Equity in undistributed earnings of subsidiaries	(6,332)	(6,057)	(5,066)
Decrease (Increase) in receivable from banking subsidiary	2,639	(131)	(810)
Gain on sale of securities	(26)	—	—
Other	540	86	799

Net Cash Provided by Operating Activities	7,690	4,915	5,213

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment from subsidiary	650	750	250

Net Cash Provided by Investing Activities	650	750	250

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	—	(1,437)	(266)
Proceeds from issuance of common stock	615	499	381
Dividends paid	(4,840)	(4,820)	(4,622)

Net Cash Used in Financing Activities	(4,225)	(5,758)	(4,507)

Net Increase (Decrease) in Cash and Cash Equivalents	4,115	(93)	956
CASH AND CASH EQUIVALENTS—BEGINNING	4,448	4,541	3,585

CASH AND CASH EQUIVALENTS—ENDING	$8,563	$4,448	$4,541

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

        The carrying value and accumulated amortization of the intangible assets (customer lists) as of December 31, 2016 and 2015, are as follows:

	2016		2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$6,667	$5,979	$6,667	$5,634

        Amortization of the intangible assets for the five years subsequent to December 31, 2016, is expected to be as follows:

Years Ending	In thousands
2017	$323
2018	238
2019	28
2020	23
2021	23
Thereafter	53

NOTE S—SEGMENT AND RELATED INFORMATION

        The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

NOTE S—SEGMENT AND RELATED INFORMATION (Continued)

        Segment information for 2016, 2015 and 2014 is as follows:

In thousands	Banking	Insurance	Total
2016
Net interest income and other income from external customers	$45,313	$4,461	$49,774
Income before income taxes	13,828	809	14,637
Total assets	1,195,857	10,463	1,206,320
Capital expenditures	2,333	11	2,344
2015
Net interest income and other income from external customers	$43,522	$4,490	$48,012
Income before income taxes	14,137	641	14,778
Total assets	1,138,106	9,819	1,147,925
Capital expenditures	1,712	26	1,738
2014
Net interest income and other income from external customers	$41,183	$4,601	$45,784
Income before income taxes	12,729	641	13,370
Total assets	1,078,546	11,262	1,089,808
Capital expenditures	2,141	1,007	3,148

NOTE T—NEW WINDSOR PURCHASE

        On November 22, 2016, ACNB announced the execution of the Agreement and Plan of Reorganization effective November 21, 2016, whereby New Windsor Bancorp, Inc. ("New Windsor") will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, New Windsor State Bank, New Windsor's wholly-owned subsidiary bank, will merge with and into ACNB Bank. Two directors from New Windsor will join the boards of ACNB and ACNB Bank, respectively, and ACNB Bank will operate in the Maryland market as "NWSB Bank, a division of ACNB Bank". Based on the financial results as of December 31, 2016, the combined company would have pro forma total assets of $1.51 billion, total deposits of $1.25 billion, and loans of $1.15 billion.

        At their election, New Windsor shareholders will receive 1.10 shares of ACNB common stock or $30.00 cash for each share of New Windsor common stock that they own as of the closing date. The transaction is subject to an election and allocation procedure that will result in 85% of the consideration being paid as ACNB common stock and 15% of the consideration being paid in cash. The 15% paid in cash will be paid on the basis of $30.00 per share. Based on the market close on November 21, 2016, the transaction is valued at $33,294,000 or $33.11 per share.

        Merger related expenses of $472,000 were incurred in 2016 for the proposed purchase of New Windsor Bancorp, Inc. that is projected to close in either the late second quarter or early third quarter of 2017. The proposed purchase is subject to customary closing conditions, including regulatory and New Windsor stockholder approvals.

QUARTERLY RESULTS OF OPERATIONS

        Selected quarterly information for the years ended December 31, 2016 and 2015, is as follows:

Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Interest income	$9,964	$10,010	$10,181	$10,345
Interest expense	957	980	996	1,001

Net interest income	9,007	9,030	9,185	9,344
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	9,007	9,030	9,185	9,344
Net gains on sales of securities	—	—	—	26
Gain on sales of premises and equipment	—	449	—	—
Other income	2,872	3,362	3,301	3,198
Proposed merger expenses	—	—	—	472
Other expenses and provision for income taxes	9,332	9,859	9,718	9,524

Net income	$2,547	$2,982	$2,768	$2,572

Basic earnings per share	$0.42	$0.49	$0.46	$0.43

Dividends per share	$0.20	$0.20	$0.20	$0.20

2015
Interest income	$9,811	$10,045	$9,717	$9,891
Interest expense	970	989	959	940

Net interest income	8,841	9,056	8,758	8,951
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	8,841	9,056	8,758	8,951
Net gains on sales of securities	—	101	158	2
Other income	2,793	3,138	3,132	3,082
Other expenses and provision for income taxes	9,091	9,485	9,236	9,183

Net income	$2,543	$2,810	$2,812	$2,852

Basic earnings per share	$0.42	$0.47	$0.47	$0.47

Dividends per share	$0.20	$0.20	$0.20	$0.20

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2016. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2016, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

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
Gettysburg, Pennsylvania

        We have audited ACNB Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on ACNB Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, ACNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of ACNB Corporation for each of the three years in the period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 15, 2017

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation and/or Subsidiary", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2017 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2013, and as reaffirmed on February 28, 2017, is available under the Corporate Governance Documents section of the Investor Relations page of ACNB Bank's website at www.acnb.com. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President/ Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Executive Compensation and Employee Benefits", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2017 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2017 definitive Proxy Statement.

        The following table provides information about shares of the Corporation's stock that may be issued under existing equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	186,892
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	186,892

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2017 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2017 definitive Proxy Statement.

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

(b)
EXHIBITS

        The following exhibits are included in this report:

Exhibit 2.1	Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of November 21, 2016 (Incorporated by reference to Annex A of the Registrant's Registration Statement No. 333-215914 on Form S-4, filed with the Commission on February 6, 2017.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.
Exhibit 3(i)	Articles of Incorporation of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 2, 2009.)
Exhibit 3(ii)	Bylaws of ACNB Corporation, as amended. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on February 4, 2013.)

Exhibit 10.1	ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)
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

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan—Applicable to Richard L. Alloway II, Frank Elsner III, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.9

Amended and Restated Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.10

Amended and Restated Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

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

Exhibit 10.21

ACNB Bank Variable Compensation Plan effective January 1, 2014 and amended July 1, 2016. (Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Commission on July 29, 2016.)

Exhibit 10.22	Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 22, 2015. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 25, 2015.)
Exhibit 10.23

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 15, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 21, 2016.)

Exhibit 10.24

First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and James P. Helt as of December 27, 2016. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.25

First Amendment to the Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.26

First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and David W. Cathell as of December 27, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 77 of this Form 10-K.)
Exhibit 14	Code of Ethics. (A copy of the Code of Ethics is available under the Corporate Governance Documents section of the Registrant's website at www.acnb.com.)
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

ITEM 16—FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 15, 2017 Date

By:	/s/ THOMAS A. RITTER Thomas A. Ritter President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2017, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ THOMAS A. RITTER Thomas A. Ritter Director and President & Chief Executive Officer
/s/ RICHARD L. ALLOWAY II Richard L. Alloway II Director	/s/ J. EMMETT PATTERSON J. Emmett Patterson Director
/s/ FRANK ELSNER, III Frank Elsner, III Director and Chairman of the Board	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ DAVID L. SITES David L. Sites Director
/s/ ROBERT W. MILLER Robert W. Miller Director	/s/ ALAN J. STOCK Alan J. Stock Director and Vice Chairman of the Board
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ JAMES E. WILLIAMS James E. Williams Director