Form 10-Q
period 2017-03-31
ACNB CORP
filed 2017-04-28
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on April 28, 2017, was 6,067,049.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2017	March 31, 2016	December 31, 2016

ASSETS

Cash and due from banks	$14,406	$12,948	$13,796
Interest bearing deposits with banks	2,110	3,228	5,135

Total Cash and Cash Equivalents	16,516	16,176	18,931

Securities available for sale	137,099	119,412	142,990
Securities held to maturity, fair value $53,661; $70,569; $55,425	53,794	69,686	55,568
Loans held for sale	466	859	1,770
Loans, net of allowance for loan losses $14,145; $14,540; $14,194	938,331	852,450	893,716
Fixed assets held for sale	—	774	—
Premises and equipment	18,129	17,681	18,153
Restricted investment in bank stocks	5,089	4,840	4,349
Investment in bank-owned life insurance	40,997	39,910	40,742
Investments in low-income housing partnerships	2,794	3,232	2,899
Goodwill	6,308	6,308	6,308
Intangible assets	608	945	688
Foreclosed assets held for resale	85	564	256
Other assets	21,509	19,517	19,950

Total Assets	$1,241,725	$1,152,354	$1,206,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$186,154	$168,343	$180,593
Interest bearing	804,340	744,472	787,028

Total Deposits	990,494	912,815	967,621

Short-term borrowings	27,968	32,492	34,590
Long-term borrowings	90,250	80,500	74,250
Other liabilities	11,171	9,605	9,798

Total Liabilities	1,119,883	1,035,412	1,086,259

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,129,649, 6,107,053 and 6,126,738 shares issued; 6,067,049, 6,044,453 and 6,064,138 shares outstanding	15,325	15,268	15,317
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	11,023	10,480	10,941
Retained earnings	101,979	95,865	100,555
Accumulated other comprehensive loss	(5,757)	(3,943)	(6,024)

Total Stockholders’ Equity	121,842	116,942	120,061

Total Liabilities and Stockholders’ Equity	$1,241,725	$1,152,354	$1,206,320

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2017	2016

INTEREST INCOME
Loans, including fees	$9,530	$8,921
Securities:
Taxable	800	808
Tax-exempt	150	179
Dividends	49	51
Other	4	5

Total Interest Income	10,533	9,964

INTEREST EXPENSE
Deposits	635	558
Short-term borrowings	45	16
Long-term borrowings	387	383

Total Interest Expense	1,067	957

Net Interest Income	9,466	9,007

PROVISION FOR LOAN LOSSES	—	—

Net Interest Income after Provision for Loan Losses	9,466	9,007

OTHER INCOME
Service charges on deposit accounts	570	528
Income from fiduciary activities	442	394
Earnings on investment in bank-owned life insurance	255	268
Service charges on ATM and debit card transactions	358	355
Commissions from insurance sales	1,154	1,103
Other	303	224

Total Other Income	3,082	2,872

OTHER EXPENSES
Salaries and employee benefits	5,748	5,425
Net occupancy	537	570
Equipment	783	711
Other tax	211	197
Professional services	239	255
Supplies and postage	169	191
Marketing and corporate relations	64	117
FDIC and regulatory	139	177
Proposed merger expenses	162	—
Intangible assets amortization	80	88
Foreclosed real estate expenses	30	1
Other operating	838	777

Total Other Expenses	9,000	8,509

Income before Income Taxes	3,548	3,370

PROVISION FOR INCOME TAXES	911	823

Net Income	$2,637	$2,547

PER SHARE DATA
Basic earnings	$0.43	$0.42
Cash dividends declared	$0.20	$0.20

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2017	2016

NET INCOME	$2,637	$2,547

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized gains arising during the period, net of income taxes of $79 and $346, respectively	157	670

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $0, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $59 and $58, respectively (B) (C)	110	113

TOTAL OTHER COMPREHENSIVE INCOME	267	783

TOTAL COMPREHENSIVE INCOME	$2,904	$3,330

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2017 and 2016

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2016	$15,256	$(728)	$10,387	$94,526	$(4,726)	$114,715

Net income	—	—	—	2,547	—	2,547

Other comprehensive income, net of taxes	—	—	—	—	783	783

Common stock shares issued (4,729 shares)	12	—	93	—	—	105

Cash dividends declared	—	—	—	(1,208)	—	(1,208)

BALANCE – MARCH 31, 2016	$15,268	$(728)	$10,480	$95,865	$(3,943)	$116,942

BALANCE – JANUARY 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

Net income	—	—	—	2,637	—	2,637

Other comprehensive income, net of taxes	—	—	—	—	267	267

Common stock shares issued (2,911 shares)	8	—	23	—	—	31

Restricted stock compensation expense	—	—	59	—	—	59

Cash dividends declared	—	—	—	(1,213)	—	(1,213)

BALANCE – MARCH 31, 2017	$15,325	$(728)	$11,023	$101,979	$(5,757)	$121,842

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,637	$2,547
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(133)	(98)
Gain on sales of foreclosed assets held for resale, including writedowns	(3)	(15)
Earnings on investment in bank-owned life insurance	(255)	(268)
Restricted stock compensation expense	59	—
Depreciation and amortization	470	453
Provision for loan losses	—	—
Net amortization of investment securities premiums	139	146
(Increase) decrease in accrued interest receivable	(120)	2
Increase (decrease) in accrued interest payable	48	(13)
Mortgage loans originated for sale	(6,798)	(5,022)
Proceeds from sales of loans originated for sale	8,235	6,096
Increase in other assets	(1,471)	(1,292)
Increase in other liabilities	1,494	1,261

Net Cash Provided by Operating Activities	4,302	3,797

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,748	1,778
Proceeds from maturities of investment securities available for sale	6,014	7,229
Purchase of restricted investment in bank stocks	(740)	(426)
Net increase in loans	(44,615)	(14,310)
Capital expenditures	(367)	(775)
Proceeds from sales of foreclosed real estate	174	104

Net Cash Used in Investing Activities	(37,786)	(6,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	5,561	2,119
Net increase (decrease) in time certificates of deposits and interest bearing deposits	17,312	(2,284)
Net decrease in short-term borrowings	(6,622)	(2,710)
Proceeds from long-term borrowings	16,000	9,000
Repayments on long-term borrowings	—	(5,000)
Dividends paid	(1,213)	(1,208)
Common stock issued	31	105

Net Cash Provided by Financing Activities	31,069	22

Net Decrease in Cash and Cash Equivalents	(2,415)	(2,581)

CASH AND CASH EQUIVALENTS — BEGINNING	18,931	18,757

CASH AND CASH EQUIVALENTS — ENDING	$16,516	$16,176

Interest paid	$1,019	$970
Income taxes paid	$750	$950
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$—	$73
Premises and equipment transferred to fixed assets held for sale	$—	$774

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2016 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2017. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. Fixed assets held for sale is measured at the lower of its carrying amount or fair value less cost to sell.

On November 22, 2016, ACNB announced the execution of the Agreement and Plan of Reorganization effective November 21, 2016, whereby New Windsor Bancorp, Inc. (“New Windsor”) will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, New Windsor State Bank, New Windsor’s wholly-owned subsidiary bank, will merge with and into ACNB Bank. Two directors from New Windsor will join the boards of ACNB and ACNB Bank, respectively, and ACNB Bank will operate in the Maryland market as “NWSB Bank, a division of ACNB Bank”. Based on the financial results as of March 31, 2017, the combined company will have pro forma total assets of $1.51 billion, total deposits of $1.25 billion, and loans of $1.15 billion. The boards of directors of both ACNB and New Windsor have unanimously approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of stockholders of New Windsor. The transaction is expected to close in either late second or early third quarter of 2017. During the three months ended March 31, 2017, merger related expenses of $162,000 were incurred for this proposed purchase. During the year ended December 31, 2016, merger related expenses of $472,000 were incurred for this proposed purchase.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of March 31, 2017, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,064,656 and 6,040,555 weighted average shares of common stock outstanding for the three months ended March 31, 2017 and 2016, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a restricted stock plan available to selected officers and employees of the Bank to advance the best interest of the Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and thereby encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. As of December 31, 2016, 13,108 shares were issued under this plan, of which 8,150 were fully vested. 2,479 shares vested during the three months ended March 31, 2017; the remaining 2,479 will vest over the next year. $59,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2017.

3.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Service cost	$210	$199
Interest cost	284	284
Expected return on plan assets	(630)	(608)
Amortization of net loss	169	171

Net Periodic Benefit Expense	$33	$46

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2016, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2017. As of March 31, 2017, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 358 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,231,000 in standby letters of credit as of March 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2017, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — MARCH 31, 2017	$(109)	$(5,648)	$(5,757)
BALANCE — DECEMBER 31, 2016	$(266)	$(5,758)	$(6,024)
BALANCE — MARCH 31, 2016	$1,834	$(5,777)	$(3,943)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2017 and 2016, is as follows:

In thousands	Banking	Insurance	Total
2017
Net interest income and other income from external customers	$11,394	$1,154	$12,548
Income before income taxes	3,438	110	3,548
Total assets	1,232,035	9,690	1,241,725
Capital expenditures	367	—	367

2016
Net interest income and other income from external customers	$10,776	$1,103	$11,879
Income before income taxes	3,219	151	3,370
Total assets	1,142,407	9,947	1,152,354
Capital expenditures	763	12	775

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

Amortized cost and fair value of securities at March 31, 2017, and December 31, 2016, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2017
U.S. Government and agencies	$79,977	$37	$1,311	$78,703
Mortgage-backed securities, residential	29,089	754	63	29,780
State and municipal	21,658	217	52	21,823
Corporate bonds	5,000	126	—	5,126
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	498	134	—	632
	$137,266	$1,268	$1,435	$137,099

DECEMBER 31, 2016
U.S. Government and agencies	$81,065	$43	$1,529	$79,579
Mortgage-backed securities, residential	31,272	782	81	31,973
State and municipal	24,514	240	94	24,660
Corporate bonds	5,000	62	—	5,062
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	498	183	—	681
	$143,393	$1,310	$1,713	$142,990

SECURITIES HELD TO MATURITY

MARCH 31, 2017
U.S. Government and agencies	$23,013	$31	$50	$22,994
Mortgage-backed securities, residential	30,781	196	310	30,667
	$53,794	$227	$360	$53,661
DECEMBER 31, 2016
U.S. Government and agencies	$23,017	$26	$54	$22,989
Mortgage-backed securities, residential	32,551	210	325	32,436
	$55,568	$236	$379	$55,425

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017, and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2017
U.S. Government and agencies	$72,666	$1,311	$—	$—	$72,666	$1,311
Mortgage-backed securities, residential	3,200	63	—	—	3,200	63
State and municipal	3,037	52	—	—	3,037	52
CRA Mutual Fund	1,035	9	—	—	1,035	9
	$79,938	$1,435	$—	$—	$79,938	$1,435

DECEMBER 31, 2016
U.S. Government and agencies	$71,454	$1,529	$—	$—	$71,454	$1,529
Mortgage-backed securities, residential	8,966	81	—	—	8,966	81
State and municipal	4,933	94	—	—	4,933	94
CRA Mutual Fund	1,035	9	—	—	1,035	9
	$86,388	$1,713	$—	$—	$86,388	$1,713

SECURITIES HELD TO MATURITY

MARCH 31, 2017
U.S. Government and agencies	$11,950	$50	$—	$—	$11,950	$50
Mortgage-backed securities, residential	13,432	310	—	—	13,432	310
	$25,382	$360	$—	$—	$25,382	$360

DECEMBER 31, 2016
U.S. Government and agencies	$12,946	$54	$—	$—	$12,946	$54
Mortgage-backed securities, residential	12,956	325	—	—	12,956	325
	$25,902	$379	$—	$—	$25,902	$379

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2017, forty available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2017, three available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2017, twelve available for sale state and municipal securities had unrealized losses that individually did not exceed 7% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2017, the CRA Mutual Fund had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At March 31, 2017, nine held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2017, fourteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 4% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2017, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2017, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$2,638	$2,653	$6,013	$6,003
Over 1 year through 5 years	85,545	84,650	17,000	16,991
Over 5 years through 10 years	18,452	18,349	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	29,089	29,780	30,781	30,667
CRA mutual fund	1,044	1,035	—	—
Stock in other banks	498	632	—	—
	$137,266	$137,099	$53,794	$53,661

The Corporation did not sell any securities available for sale during the first quarter of 2017 or 2016.

At March 31, 2017, and December 31, 2016, securities with a carrying value of $133,010,000 and $134,763,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2017, and December 31, 2016:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2017
Commercial and industrial	$155,235	$3,912	$3,850	$—	$162,997
Commercial real estate	305,151	20,731	9,758	—	335,640
Commercial real estate construction	16,902	1,199	210	—	18,311
Residential mortgage	345,167	3,684	865	—	349,716
Home equity lines of credit	70,645	571	120	—	71,336
Consumer	14,476	—	—	—	14,476
	$907,576	$30,097	$14,803	$—	$952,476

DECEMBER 31, 2016
Commercial and industrial	$134,088	$2,355	$3,901	$—	$140,344
Commercial real estate	291,762	17,376	9,842	—	318,980
Commercial real estate construction	13,606	1,202	463	—	15,271
Residential mortgage	344,048	3,617	874	—	348,539
Home equity lines of credit	69,190	756	126	—	70,072
Consumer	14,704	—	—	—	14,704
	$867,398	$25,306	$15,206	$—	$907,910

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2017, and December 31, 2016:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2017
Commercial and industrial	$945	$945	$595	$1,123	$1,123
Commercial real estate	—	—	—	8,617	8,617
Residential mortgage	376	376	333	370	370
	$1,321	$1,321	$928	$10,110	$10,110

DECEMBER 31, 2016
Commercial and industrial	$948	$948	$599	$1,178	$1,178
Commercial real estate	—	—	—	8,764	8,965
Commercial real estate construction	—	—	—	300	300
Residential mortgage	376	376	333	379	379
	$1,324	$1,324	$932	$10,621	$10,822

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2017 and 2016:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2017
Commercial and industrial	$945	$—	$1,134	$—
Commercial real estate	—	—	8,683	90
Commercial real estate construction	—	—	150	25
Residential mortgage	376	—	374	14
	$1,321	$—	$10,341	$129

MARCH 31, 2016
Commercial and industrial	$—	$—	$1,439	$—
Commercial real estate	—	—	8,404	118
Commercial real estate construction	—	—	374	—
Residential mortgage	—	—	455	5
	$—	$—	$10,672	$123

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2017, and December 31, 2016:

In thousands	March 31, 2017	December 31, 2016
Commercial and industrial	$2,068	$2,126
Commercial real estate	1,489	1,593
Commercial real estate construction	—	300
Residential mortgage	477	483
	$4,034	$4,502

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of March 31, 2017, and December 31, 2016:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
MARCH 31, 2017
Nonaccruing troubled debt restructurings:
Commercial real estate	$648	$648	$362
Total nonaccruing troubled debt restructurings	648	648	362
Accruing troubled debt restructurings:
Commercial real estate	7,944	8,002	7,128
Residential mortgage	336	336	269
Total accruing troubled debt restructurings	8,280	8,338	7,397
Total Troubled Debt Restructurings	$8,928	$8,986	$7,759

DECEMBER 31, 2016
Nonaccruing troubled debt restructurings:
Commercial real estate	$648	$648	$377
Total nonaccruing troubled debt restructurings	648	648	377
Accruing troubled debt restructurings:
Commercial real estate	7,944	8,002	7,171
Residential mortgage	336	336	272
Total accruing troubled debt restructurings	8,280	8,338	7,443
Total Troubled Debt Restructurings	$8,928	$8,986	$7,820

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of March 31, 2017 and 2016, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three months ended March 31, 2017 and 2016. One troubled debt restructured loan paid off during 2016 in the amount of $74,000. All other troubled debt restructured loans were current as of March 31, 2017, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of March 31, 2017, only two of the loans classified as troubled debt restructured loans have active forbearance agreements. Of those, one forbearance agreement was negotiated during 2013 and the other forbearance agreement was negotiated during 2016. All other forbearance agreements have expired or the loans have paid off.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2017 and 2016.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2017 and December 31, 2016, totaled $427,000 and $471,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2017, and December 31, 2016:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2017
Commercial and industrial	$659	$—	$1,477	$2,136	$160,861	$162,997	$4
Commercial real estate	147	536	513	1,196	334,444	335,640	—
Commercial real estate construction	135	—	—	135	18,176	18,311	—
Residential mortgage	2,754	255	1,201	4,210	345,506	349,716	724
Home equity lines of credit	203	40	141	384	70,952	71,336	141
Consumer	10	—	—	10	14,466	14,476	—
	$3,908	$831	$3,332	$8,071	$944,405	$952,476	$869

DECEMBER 31, 2016
Commercial and industrial	$26	$1	$1,178	$1,205	$139,139	$140,344	$—
Commercial real estate	325	674	—	999	317,981	318,980	—
Commercial real estate construction	—	—	300	300	14,971	15,271	—
Residential mortgage	2,866	657	1,413	4,936	343,603	348,539	937
Home equity lines of credit	310	56	408	774	69,298	70,072	408
Consumer	31	47	—	78	14,626	14,704	—
	$3,558	$1,435	$3,299	$8,292	$899,618	$907,910	$1,345

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2017
Allowance for Loan Losses
Beginning balance - January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(40)	—	—	(17)	—	(72)	—	(129)
Recoveries	6	61	—	10	—	3	—	80
Provisions	231	(68)	2	(167)	(43)	(15)	60	—
Ending balance - March 31, 2017	$3,252	$4,961	$149	$3,304	$605	$839	$1,035	$14,145
Ending balance: individually evaluated for impairment	$595	$—	$—	$333	$—	$—	$—	$928
Ending balance: collectively evaluated for impairment	$2,657	$4,961	$149	$2,971	$605	$839	$1,035	$13,217

Loans Receivable
Ending balance	$162,997	$335,640	$18,311	$349,716	$71,336	$14,476	$—	$952,476
Ending balance: individually evaluated for impairment	$2,068	$8,617	$—	$746	$—	$—	$—	$11,431
Ending balance: collectively evaluated for impairment	$160,929	$327,023	$18,311	$348,970	$71,336	$14,476	$—	$941,045

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2016
Allowance for Loan Losses
Beginning Balance - January 1, 2016	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Charge-offs	(64)	—	(135)	(39)	(9)	(13)	—	(260)
Recoveries	5	—	41	3	—	4	—	53
Provisions	244	349	96	(22)	7	(24)	(650)	—
Ending balance - March 31, 2016	$2,693	$5,565	$114	$3,291	$617	$1,050	$1,210	$14,540
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,693	$5,565	$114	$3,291	$617	$1,050	$1,210	$14,540

Loans Receivable
Ending balance	$127,576	$297,055	$15,696	$352,044	$60,272	$14,347	$—	$866,990
Ending balance: individually evaluated for impairment	$1,407	$8,622	$374	$450	$—	$—	$—	$10,853
Ending balance: collectively evaluated for impairment	$126,169	$288,433	$15,322	$351,594	$60,272	$14,347	$—	$856,137

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2016
Allowance for Loan Losses
Ending balance	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Ending balance: individually evaluated for impairment	$599	$—	$—	$333	$—	$—	$—	$932
Ending balance: collectively evaluated for impairment	$2,456	$4,968	$147	$3,145	$648	$923	$975	$13,262

Loans Receivable
Ending balance	$140,344	$318,980	$15,271	$348,539	$70,072	$14,704	$—	$907,910
Ending balance: individually evaluated for impairment	$2,126	$8,764	$300	$755	$—	$—	$—	$11,945
Ending balance: collectively evaluated for impairment	$138,218	$310,216	$14,971	$347,784	$70,072	$14,704	$—	$895,965

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at March 31, 2017, and December 31, 2016, are as follows:

		March 31, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$78,703		$78,703	$—
Mortgage-backed securities, residential		29,780	—	29,780	—
State and municipal		21,823	—	21,823	—
Corporate bonds		5,126	—	5,126	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		632	632	—	—
Total securities available for sale	Recurring	$137,099	$1,667	$135,432	$—
Impaired loans	Nonrecurring	$4,381	$—	$—	$4,381

		December 31, 2016
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$79,579	$—	$79,579	$—
Mortgage-backed securities, residential		31,973	—	31,973	—
State and municipal		24,660	—	24,660	—
Corporate bonds		5,062	—	5,062	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		681	681	—	—
Total securities available for sale	Recurring	$142,990	$1,716	$141,274	$—
Impaired loans	Nonrecurring	$4,406	$—	$—	$4,406

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2017

Impaired loans	$4,381	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(39)%

December 31, 2016

Impaired loans	$4,406	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(39)%

(a) Fair value is generally determined through management’s estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the

Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at March 31, 2017, and December 31, 2016:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2017, and December 31, 2016:

	March 31, 2017
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,406	$14,406	$6,407	$7,999	$—
Interest-bearing deposits in banks	2,110	2,110	2,110	—	—
Investment securities available for sale	137,099	137,099	1,667	135,432	—
Investment securities held to maturity	53,794	53,661	—	53,661	—
Loans held for sale	466	466	—	466	—
Loans, less allowance for loan losses	938,331	928,119	—	—	928,119
Accrued interest receivable	3,278	3,278	—	3,278	—
Restricted investment in bank stocks	5,089	5,089	—	5,089	—

Financial liabilities:
Deposits	990,494	989,986	—	989,986	—
Short-term borrowings	27,968	27,968	—	27,968	—
Long-term borrowings	90,250	91,074	—	91,074	—
Accrued interest payable	885	885	—	885	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2016
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,796	$13,796	$6,921	$6,875	$—
Interest-bearing deposits in banks	5,135	5,135	5,135	—	—
Investment securities available for sale	142,990	142,990	1,716	141,274	—
Investment securities held to maturity	55,568	55,425	—	55,425	—
Loans held for sale	1,770	1,770	—	1,770	—
Loans, less allowance for loan losses	893,176	888,169	—	—	888,169
Accrued interest receivable	3,158	3,158	—	3,158	—
Restricted investment in bank stocks	4,349	4,349	—	4,349	—

Financial liabilities:
Deposits	967,621	967,236	—	967,236	—
Short-term borrowings	34,590	34,590	—	34,590	—
Long-term borrowings	74,250	75,029	—	75,029	—
Accrued interest payable	837	837	—	837	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2017, and December 31, 2016:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2017
Repurchase agreements
Commercial customers and government entities	(a)	$26,268	$—	$26,268	$(26,268)	$—	$—

December 31, 2016
Repurchase agreements
Commercial customers and government entities	(a)	$34,590	$—	$34,590	$(34,590)	$—	$—

(a) As of March 31, 2017, and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $39,955,000 and $41,406,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2017:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$26,268	$—	$—	$—	$26,268
Total	$26,268	$—	$—	$—	$26,268

11.       New Accounting Pronouncements

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

The Corporation is currently evaluating the impact these ASUs will have on its consolidated financial condition or results of operations.

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

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases.

From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

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

While the Corporation is currently evaluating the timing and impact of adopting ASU 2016-02, the ultimate impact of adopting ASU 2016-02 will depend on the Corporation’s lease portfolio as of the adoption date.

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

The Corporation has evaluated the provision of ASU 2016-09 to determine the potential impact of the new standard and has determined that it does not have an impact on its consolidated financial condition or results of operations.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations.

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.

ASU 2017-08 shortens the amortization period for premiums on purchased callable debt securities to the earliest call date (i.e., yield-to-earliest call amortization), rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.

The amendments apply to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates. If a security may be prepaid based upon prepayments of the underlying loans, not because the issuer exercised a date specific call option, it is excluded from the scope of the new standard. However, for instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the amendments. Further, the amendments apply to all premiums on callable debt securities, regardless of how they were generated.

The amendments require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional future call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The Corporation has evaluated the provision of ASU 2017-08 to determine the potential impact of the new standard and has determined that it is not expected to have a significant impact on its consolidated financial condition or results of operations, as the Corporation holds one security that this ASU would impact.

ASU 2017-07

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost, as follows:

•                                          Service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, if certain criteria are met.

•                                          All other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These generally include interest cost, actual return on plan assets, amortization of prior service cost included in accumulated other comprehensive income, and gains or losses from changes in the value of the projected benefit obligation or plan assets. If a separate line item is used to present the other components of net benefit cost, it must be appropriately described. If a separate line item is not used, an entity must disclose the line item(s) in the income statement that includes the other components of net benefit cost. The ASU clarifies that these costs are not eligible for capitalization.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted as of the beginning of an annual period.

The Corporation is currently evaluating if this ASU will have an impact on its consolidated financial condition or results of operations.

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment.

ASU 2017-04 eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units. However, for a reporting unit with a zero or negative carrying amount, the ASU adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included.

For public business entities that are SEC filers, the amendments are effective with their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

The Corporation has evaluated the provision of ASU 2017-04 to determine the potential impact of the new standard and has determined that it is not expected to have an impact on its consolidated financial condition or results of operations based on the current circumstances.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2016. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the three months ended March 31, 2017. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2017, compared to Quarter ended March 31, 2016

Executive Summary

Net income for the three months ended March 31, 2017, was $2,637,000, compared to $2,547,000 for the same quarter in 2016, an increase of $90,000 or 3.5%. Earnings per share was $0.43 in 2017 and $0.42 in 2016. Net interest income increased $459,000, or 5.1%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $0 in 2017, no change from the same quarter in 2016, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.49% at March 31, 2017. Other income increased $210,000, or 7.3%, due to a variety of revenue increases. Other expenses increased $491,000, or 5.8%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses of the proposed acquisition of New Windsor Bancorp, Inc.

Net Interest Income

Net interest income totaled $9,466,000 for the quarter ended March 31, 2017, compared to $9,007,000 for the same period in 2016, an increase of $459,000, or 5.1%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $569,000, or 5.7%, due to a 9.9% increase in average loan volume despite lower rates on new investments that replaced maturing investments. The increase in interest expense resulted from rate increases despite a change in funding mix to more lower cost market-based deposits and higher cost on borrowings from increased volume. Increased lending was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions including the event referred to as the Brexit referendum that occurred in the second quarter of 2016. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first quarter of 2017; even with increased loan demand, there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first quarter of 2017, several of the core deposit rates continued at low rates in response to continued low rates on earning assets. Interest expense increased $110,000, or 11.5%, due to deposit rate increases and more use of higher cost borrowings. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates starting mid December 2015 and continued in the fourth quarter 2016 and first quarter 2017. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the SEC on March 15, 2017. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2017 was 3.28% compared to 3.35% during the same period in 2016. Also comparing the first quarter of 2017 to 2016, the yield on interest earning assets decreased by 0.05% and the cost of interest bearing liabilities increased by 0.02%. The net interest margin was 3.37% for the first quarter of 2017 and 3.43% for the first quarter of 2016. The net interest margin decline was mainly a result of originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income and purchasing lower yielding investments after the first quarter 2016 to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,138,000,000 during the first quarter of 2017, an increase of $86,000,000 from the average for the first quarter of 2016. Average interest bearing liabilities were $921,000,000 in the first quarter of 2017, an increase of $66,000,000 from the same quarter in 2016. Non-interest demand deposits increased $21,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the first quarters of 2017 and 2016. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. Nonaccrual loans decreased by 10.4%, or $468,000, since December 31, 2016, and all substandard loans decreased by 2.7% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2017 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2017, the Corporation had net charge-offs of $49,000, as compared to net charge-offs of $207,000 for the first quarter of 2016.

Other Income

Total other income was $3,082,000 for the three months ended March 31, 2017, up $210,000, or 7.3%, from the first quarter of 2016. Fees from deposit accounts increased by $42,000, or 8.0%, due to increased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $3,000 or 0.8%, to $358,000 due to higher volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $442,000 for the three months ended March 31, 2017, as compared to $394,000 for the first quarter of 2016, a 12.2% net increase as a result of higher fee volume from increased assets under management net of lower estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance decreased by $13,000, or 4.9%, as a result of varying crediting rates on increased accreted values. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $51,000, or 4.6%, to $1,154,000 partially due to higher direct bill commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not totally predictable. There were no gains or losses on sales of securities during the first quarters of 2017 and 2016. Other income in the quarter ended March 31, 2017, was up by $79,000, or 35.3%, to $303,000 due to increased sales of residential mortgages as well as other bank service related volume increases.

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

Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. The testing for potential impairment involved methods that include both current and projected income amounts, and RIG’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there is no impairment of goodwill, including the testing at October 1, 2016. However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made. Further, a FASB proposal has been made to eliminate the second step test, thus basing impairment on the estimated fair value to the carrying value including goodwill.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $323,000, or 6.0%, when comparing the first quarter of 2017 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was down by $13,000, or 28.3%, when comparing the three months ended March 31, 2017, to the three months ended March 31, 2016, resulting from the change discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense could also be higher in future years due to volatility in the discount rates at the latest measurement date, lower plan returns, and change in mortality tables utilized. The ACNB plan has maintained a well-funded status under ERISA rules.

Net occupancy expense decreased by $33,000, or 5.8%, mostly due to lower utilities and less snow removal on varying winter conditions. Equipment expense increased by $72,000, or 10.1%, as a result of more technology equipment and software maintenance expenses.

Professional services expense totaled $239,000 for the first quarter of 2017, as compared to $255,000 for the same period in 2016, a decrease of $16,000, or 6.3%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $64,000 for the quarter, or 45.3% lower in the first quarter of 2017, as compared to the same period of 2016. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2016 was also related to the opening of a new retail banking office location and the relocation of another office.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $30,000 and $1,000 for the quarters ended March 31, 2017 and 2016, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The increased expense in 2017 is related to high unpaid property taxes required to be paid by the Corporation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2017 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $14,000, or 7.1%, comparing the quarters ended March 31, 2017 and 2016, due to adjusting the accruals for the Bank Shares Tax in each period. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. The most recent Pennsylvania budget raised the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense decreased by 11.5% in part due to variation in timing of postage refills and sporadic supply reorders. FDIC and regulatory expense decreased 21.5% based on FDIC decreases partially offset scheduled state regulatory rate increases. Intangible amortization decreased 9.1% due to full amortization of the RIG purchased small books of business in 2016. Other operating expenses increased by $61,000, or 7.9%, in the first quarter of 2017, as compared to the first quarter of 2016. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $15,000 to other expenses in the first quarter of 2017 compared to $11,000 in 2016. These third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Merger related expenses of $162,000 were incurred in the first quarter of 2017 for a proposed purchase of New Windsor Bancorp, Inc. that is projected to close July 1, 2017, subject to regulatory and New Windsor shareholder approvals and other customary closing conditions.

Provision for Income Taxes

The Corporation recognized income taxes of $911,000, or 25.7% of pretax income, during the first quarter of 2017, as compared to $823,000, or 24.4% of pretax income, during the same period in 2016. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $72,000 for the first quarters of 2017 and 2016, respectively.

FINANCIAL CONDITION

Assets totaled $1,241,725,000 at March 31, 2017, compared to $1,206,320,000 at December 31, 2016, and $1,152,354,000 at March 31, 2016. Average earning assets during the three months ended March 31, 2017, increased to $1,138,402,000 from $1,052,173,000 during the same period in 2016. Average interest bearing liabilities increased in 2017 to $921,451,000 from $855,928,000 in 2016, while average non-interest bearing deposits increased by $20,925,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were mainly to provide proper collateral for public deposits. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2017, the securities balance included a net unrealized loss on available for sale securities of $109,000, net of taxes, on amortized cost of $137,266,000 versus a net unrealized loss of $266,000, net of taxes, on amortized cost of $143,393,000 at December 31, 2016, and a net unrealized gain of $1,834,000, net of taxes, on amortized cost of $116,632,000 at March 31, 2016. The change in fair value of available for sale securities during 2017 was a result of a lower amount of investments in the available for sale portfolio, offset in part by an increase in fair value from a decrease in the U.S. Treasury yield curve rates, and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 and 2016 and again in March 2017. Other domestic and international events however have caused the U.S. Treasury yield curve to decrease in the time terms relevant to the investment securities in the Corporation’s portfolio as of March 31, 2017. Actions or lack of actions by the Federal Reserve to move off of low short-term interest rate policy and markets’ concern about domestic and global conditions lead to fair values being volatile on any given day in all periods presented.

At March 31, 2017, the securities balance included held to maturity securities with an amortized cost of $53,794,000 and a fair value of $53,661,000, as compared to an amortized cost of $55,568,000 and a fair value of $55,425,000 at December 31, 2016, and an amortized cost of $69,686,000 and a fair value of $70,569,000 at March 31, 2016. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $85,486,000, or 9.9%, from March 31, 2016, to March 31, 2017, and increased by $44,566,000, or 4.9%, from December 31, 2016, to March 31, 2017. The year-over-year increase in loan volume, as discussed below, was the result of determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. More payoffs are anticipated in the remainder of 2017 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first three months of 2017, total commercial purpose loans increased while local market portfolio residential mortgages also increased but to a lesser extent. Total commercial purpose segments increased $42,353,000, or 8.9%, as compared to December 31, 2016. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $92,076,000 at March 31, 2017, an increase of 25.7% over $73,272,000 held at the end of 2016, however these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $2,441,000, or 0.6%, as compared to December 31, 2016. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $421,052,000 total in residential mortgage loans at March 31, 2017, $100,928,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.07% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is proximal to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $167,218,000, or 17.6% of total loans, at March 31, 2017. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2017 and the resulting allowance at March 31, 2017, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2016 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at March 31, 2017. The amount of unallocated was stable at March 31, 2017 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date March 31, 2017 and 2016, was $0. More specifically, even though total loans increased, there was no provision expense because of the fact that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at March 31, 2017, was $14,145,000, or 1.49% of loans, as compared to $14,540,000, or 1.68% of loans, at March 31, 2016, and $14,194,000, or 1.56% of loans, at December 31, 2016.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016
Beginning balance - January 1	$14,194	$14,747	$14,747
Provisions charged to operations	—	—	—
Recoveries on charged-off loans	80	213	53
Loans charged-off	(129)	(766)	(260)
Ending balance	$14,145	$14,194	$14,540

Loans past due 90 days and still accruing were $869,000 and nonaccrual loans were $4,034,000 as of March 31, 2017. $362,000 of the nonaccrual balance at March 31, 2017, were in troubled debt restructured loans. $7,397,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,470,000 at March 31, 2016, while nonaccruals were $4,106,000. $513,000 of the nonaccrual balance at March 31, 2016, was in troubled debt restructured loans. $6,747,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,345,000 at December 31, 2016, while nonaccruals were $4,502,000. $377,000 of the nonaccrual balance at December 31, 2016, were in troubled debt restructured loans. $7,443,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2017, March 31, 2016, and December 31, 2016, were approximately $2,898,000, $8,351,000 and $2,768,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2017, as compared to December 31, 2016, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2017
Owner occupied commercial real estate	6	$1,489	$—	$—	In market	1995 - 2012
Investment/rental residential real estate	2	477	333	—	In market	2003 - 2011
Commercial and industrial	3	2,068	595	—	In market	2006 - 2015
Total	11	$4,034	$928	$—

December 31, 2016
Commercial real estate construction	1	$300	$—	$—	In market	2014
Owner occupied commercial real estate	7	1,593	—	—	In market	1995 - 2012
Investment/rental residential real estate	3	483	333	61	In market	2003 - 2011
Commercial and industrial	3	2,126	599	—	In market	2006 - 2015
Total	14	$4,502	$932	$61

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

Owner occupied commercial real estate at March 31, 2017, includes six unrelated loan relationships, all of which except for a $546,000 loan relationship for a historic dwelling farm, have balances of less than $378,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The historic dwelling loan, with normal terms and conditions, was added to nonaccrual in the first quarter of 2016 and is supported by a recent appraisal and principal repayments. A restaurant-related loan with normal terms and conditions, was added to nonaccrual in the first quarter of 2012 is supported by an updated appraisal and the loan is current with restructured payments. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. One loan was removed in 2017 after the borrower established an extended period of regular payments.

Investment/rental residential real estate at March 31, 2017, includes two loan relationships totaling $477,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $375,000 loan with multiple separate rental houses was added in the second quarter of 2016 and has a $333,000 specific loss allocation based on a current appraisal adjusted for partial sales. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

Included in impaired commercial and industrial loans at March 31, 2017, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,086,000, which is net of $630,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. A $215,000 loan was added in the second quarter of 2016 with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in process of liquidation. The plan to reduce or pay the balance with accounts receivable as collected has reduced the outstanding balance to $38,000. An unrelated $945,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $595,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The lack of provision for loan losses for 2017 and 2016 was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and with substandard loans decreasing in the first quarter of 2017, no provision addition to the allowance was necessary in proportion to nonaccrual and substandard loans increase in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $18,000 was recognized in the first quarter of 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $85,000 for two properties to two unrelated borrowers at March 31, 2017, compared to $256,000 for four unrelated properties and borrowers at December 31, 2016. The decrease in the carrying value was due to the two properties that were sold. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2017; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $990,494,000 as of March 31, 2017. Deposits increased by $77,679,000, or 8.5%, from March 31, 2016, to March 31, 2017, and increased by $22,873,000, or 2.4%, from December 31, 2016, to March 31, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2017, short-term borrowings were $27,968,000, as compared to $34,590,000 at December 31, 2016, and $32,492,000 at March 31, 2016. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2016, repurchase agreement balances were down $8,322,000, or 24.1%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were $1,700,000 in short-term FHLB borrowings at March 31, 2017, there were none at December 31, 2016, and there were $4,000,000 in short-term FHLB borrowings at March 31, 2016. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets and contributes to a more balanced net repricing position. Long-term borrowings totaled $90,250,000 at March 31, 2017, versus $74,250,000 at December 31, 2016, and $80,500,000 at March 31, 2016. The Corporation increased long-term borrowings 12.1% from March 31, 2016 to fund loan demand in excess of deposit growth and amounts available from investment cash flow. To replace normal FHLB maturities, laddered FHLB fixed-rate term advances were taken in 2016 and 2017 to reduce net liability sensitivity. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $121,842,000 at March 31, 2017, compared to $120,061,000 at December 31, 2016, and $116,942,000 at March 31, 2016. Stockholders’ equity increased in the first three months of 2017 by $1,781,000 due in part to $1,424,000 in earnings retained in capital. A $267,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.

During the first three months of 2017, ACNB earned $2,637,000 and paid dividends of $1,213,000 for a dividend payout ratio of 46.0%. During the first three months of 2016, ACNB earned $2,547,000 and paid dividends of $1,208,000 for a dividend payout ratio of 47.4%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2017, 2,911 shares were issued under this plan with proceeds in the amount of $31,000. Year-to-date March 31, 2016, 4,729 shares were issued under this plan with proceeds in the amount of $105,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Year-to-date March 31, 2017 and 2016, there were no shares were issued under this plan. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2017, and December 31, 2016, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of March 31, 2017, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2017	December 31, 2016	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.85%	8.82%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	12.68%	12.96%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.68%	12.96%	8.00%
Total risk-based capital ratio	13.94%	14.22%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2017, ACNB’s banking subsidiary had a borrowing capacity of approximately $514,000,000 from the FHLB, of which $412,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $285,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $26,268,000 and $34,590,000 at March 31, 2017, and December 31, 2016, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2017, the Corporation had unfunded outstanding commitments to extend credit of approximately $230,346,000 and outstanding standby letters of credit of approximately $6,231,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

DEPARTMENT OF DEFENSE MILITARY LENDING RULE - In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families. This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees. The rule requires financial institutions to verify whether customers are military personnel subject to the rule. The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Corporation’s business.

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

New Windsor Purchase

On November 22, 2016, ACNB announced the execution of the Agreement and Plan of Reorganization effective November 21, 2016, whereby New Windsor Bancorp, Inc. (“New Windsor”) will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, New Windsor State Bank, New Windsor’s wholly-owned subsidiary bank, will merge with and into ACNB Bank. Two directors from New Windsor will join the boards of ACNB and ACNB Bank, respectively, and ACNB Bank will operate in the Maryland market as “NWSB Bank, a division of ACNB Bank”. Based on the financial results as of March 31, 2017, the combined company will have pro forma total assets of $1.51 billion, total deposits of $1.25 billion, and loans of $1.15 billion. The boards of directors of both ACNB and New Windsor have unanimously approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of stockholders of New Windsor. The transaction is expected to close in either late second or early third quarter of 2017. During the three months ended March 31, 2017, merger related expenses of $162,000 were incurred for this proposed purchase. During the year ended December 31, 2016, merger related expenses of $472,000 were incurred for this proposed purchase.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2016. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2017, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended March 31, 2017. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2017, there were 13,108 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 186,892. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2017, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2017, there were 125,598 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - MINE SAFETY DISCLOSURES - NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 2.1

Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of November 21, 2016. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-215914 on Form S-4, filed with the Commission on February 6, 2017.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

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

Exhibit 10.24

First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and James P. Helt as of December 27, 2016. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.25

First Amendment to the Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.26

First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and David W. Cathell as of December 27, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

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

ACNB CORPORATION (Registrant)

Date:	April 28, 2017	/s/ Thomas A. Ritter
Thomas A. Ritter
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/ Treasurer &
Chief Financial Officer (Principal Financial Officer)