Form 10-Q
period 2017-06-30
ACNB CORP
filed 2017-08-04
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding on August 4, 2017, was 7,015,259.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2017	June 30, 2016	December 31, 2016

ASSETS

Cash and due from banks	$17,384	$14,299	$13,796
Interest bearing deposits with banks	8,896	31,919	5,135

Total Cash and Cash Equivalents	26,280	46,218	18,931

Securities available for sale	133,719	117,001	142,990
Securities held to maturity, fair value $50,000; $60,897; $55,425	50,088	59,681	55,568
Loans held for sale	1,278	955	1,770
Loans, net of allowance for loan losses $14,148; $14,636; $14,194	955,527	852,196	893,716
Premises and equipment	18,170	18,965	18,153
Restricted investment in bank stocks	4,899	4,351	4,349
Investment in bank-owned life insurance	41,273	40,200	40,742
Investments in low-income housing partnerships	2,690	3,120	2,899
Goodwill	6,308	6,308	6,308
Intangible assets	526	859	688
Foreclosed assets held for resale	63	730	256
Other assets	21,115	18,526	19,950

Total Assets	$1,261,936	$1,169,110	$1,206,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$190,572	$177,366	$180,593
Interest bearing	809,582	744,861	787,028

Total Deposits	1,000,154	922,227	967,621

Short-term borrowings	30,837	36,190	34,590
Long-term borrowings	95,850	80,500	74,250
Other liabilities	11,251	10,916	9,798

Total Liabilities	1,138,092	1,049,833	1,086,259

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—

Common stock, $2.50 par value; 20,000,000 shares authorized; 6,139,499, 6,119,406 and 6,126,738 shares issued; 6,076,899, 6,056,806 and 6,064,138 shares outstanding	15,349	15,299	15,317
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	11,287	10,746	10,941
Retained earnings	103,488	97,638	100,555
Accumulated other comprehensive loss	(5,552)	(3,678)	(6,024)

Total Stockholders’ Equity	123,844	119,277	120,061

Total Liabilities and Stockholders’ Equity	$1,261,936	$1,169,110	$1,206,320

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2017	2016	2017	2016

INTEREST INCOME
Loans, including fees	$9,964	$8,983	$19,494	$17,904
Securities:
Taxable	784	782	1,584	1,590
Tax-exempt	117	161	267	340
Dividends	64	55	113	106
Other	33	29	37	34

Total Interest Income	10,962	10,010	21,495	19,974

INTEREST EXPENSE
Deposits	687	570	1,322	1,128
Short-term borrowings	15	12	60	28
Long-term borrowings	429	398	816	781

Total Interest Expense	1,131	980	2,198	1,937

Net Interest Income	9,831	9,030	19,297	18,037

PROVISION FOR LOAN LOSSES	—	—	—	—

Net Interest Income after Provision for Loan Losses	9,831	9,030	19,297	18,037

OTHER INCOME
Service charges on deposit accounts	617	575	1,187	1,103
Income from fiduciary activities	478	434	920	828
Earnings on investment in bank-owned life insurance	276	290	531	558
Gain on sales of premises and equipment	—	449	—	449
Service charges on ATM and debit card transactions	381	391	739	746
Commissions from insurance sales	1,564	1,328	2,718	2,431
Other	212	344	515	568

Total Other Income	3,528	3,811	6,610	6,683

OTHER EXPENSES
Salaries and employee benefits	5,934	5,604	11,682	11,029
Net occupancy	496	502	1,033	1,072
Equipment	844	761	1,627	1,472
Other tax	168	193	379	390
Professional services	344	198	583	453
Supplies and postage	168	122	337	313
Marketing and corporate relations	138	151	202	268
FDIC and regulatory	140	174	279	351
Merger expenses	208	—	370	—
Intangible assets amortization	82	86	162	174
Foreclosed real estate (income) expenses	(14)	39	16	40
Other operating	1,126	982	1,964	1,759

Total Other Expenses	9,634	8,812	18,634	17,321

Income before Income Taxes	3,725	4,029	7,273	7,399

PROVISION FOR INCOME TAXES	1,003	1,047	1,914	1,870

Net Income	$2,722	$2,982	$5,359	$5,529

PER SHARE DATA
Basic earnings	$0.45	$0.49	$0.88	$0.91
Cash dividends declared	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2017	2016	2017	2016

NET INCOME	$2,722	$2,982	$5,359	$5,529

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized gains arising during the period, net of income taxes of $52, $77, $131 and $423, respectively	95	153	252	823

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $0 and $0, respectively (A) (C)	—	—	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $59, $58, $118 and $116, respectively (B) (C)	110	112	220	225

TOTAL OTHER COMPREHENSIVE INCOME	205	265	472	1,048

TOTAL COMPREHENSIVE INCOME	$2,927	$3,247	$5,831	$6,577

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2017 and 2016

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2016	$15,256	$(728)	$10,387	$94,526	$(4,726)	$114,715

Net income	—	—	—	5,529	—	5,529

Other comprehensive income, net of taxes	—	—	—	—	1,048	1,048

Common stock shares issued (9,647 shares)	24	—	200	—	—	224

Restricted stock grants (7,435 shares)	19	—	100	—	—	119

Restricted stock compensation expense	—	—	59	—	—	59

Cash dividends declared	—	—	—	(2,417)	—	(2,417)

BALANCE – JUNE 30, 2016	$15,299	$(728)	$10,746	$97,638	$(3,678)	$119,277

BALANCE – JANUARY 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

Net income	—	—	—	5,359	—	5,359

Other comprehensive income, net of taxes	—	—	—	—	472	472

Common stock shares issued (6,568 shares)	17	—	121	—	—	138

Restricted stock grants (6,193 shares)	15	—	105	—	—	120

Restricted stock compensation expense	—	—	120	—	—	120

Cash dividends declared	—	—	—	(2,426)	—	(2,426)

BALANCE – JUNE 30, 2017	$15,349	$(728)	$11,287	$103,488	$(5,552)	$123,844

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,359	$5,529
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(206)	(296)
Gain on sales of foreclosed assets held for resale, including writedowns	(36)	(23)
Gain on sale of premises and equipment	—	(449)
Earnings on investment in bank-owned life insurance	(531)	(558)
Restricted stock compensation expense	120	59
Depreciation and amortization	942	873
Provision for loan losses	—	—
Net amortization of investment securities premiums	264	263
(Increase) decrease in accrued interest receivable	(103)	144
Increase (decrease) in accrued interest payable	103	(50)
Mortgage loans originated for sale	(12,102)	(18,017)
Proceeds from sales of loans originated for sale	12,800	19,193
Increase in other assets	(1,102)	(467)
Increase in other liabilities	1,688	912

Net Cash Provided by Operating Activities	7,196	7,113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	5,438	11,732
Proceeds from maturities of investment securities available for sale	13,456	14,323
Purchase of investment securities available for sale	(4,024)	(4,052)
(Purchase) redemption of restricted investment in bank stocks	(550)	63
Net increase in loans	(61,811)	(14,321)
Capital expenditures	(803)	(1,699)
Proceeds from sales of premises and equipment	6	1,929
Proceeds from sales of foreclosed real estate	229	212

Net Cash (Used in) Provided by Investing Activities	(48,059)	8,187

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	9,979	11,142
Net increase (decrease) in time certificates of deposits and interest bearing deposits	22,554	(1,895)
Net (decrease) increase in short-term borrowings	(3,753)	988
Proceeds from long-term borrowings	24,600	9,000
Repayments on long-term borrowings	(3,000)	(5,000)
Dividends paid	(2,426)	(2,417)
Common stock issued	258	343

Net Cash Provided by Financing Activities	48,212	12,161

Net Increase in Cash and Cash Equivalents	7,349	27,461

CASH AND CASH EQUIVALENTS — BEGINNING	18,931	18,757

CASH AND CASH EQUIVALENTS — ENDING	$26,280	$46,218

Interest paid	$2,095	$1,987
Income taxes paid	$1,750	$2,000
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$—	$338

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, trust, insurance, and other financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and trust services through its twenty-two retail banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2016 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2017. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of June 30, 2017, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,066,675 and 6,043,522 weighted average shares of common stock outstanding for the six months ended June 30, 2017 and 2016, respectively, and 6,068,673 and 6,046,489 for the three months ended June 30, 2017 and 2016, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a restricted stock plan available to selected officers and employees of the Bank to advance the best interest of the Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. As of June 30, 2017, 19,301 shares were issued under this plan, of which 12,693 were fully vested. 2,064 shares vested during the three months ended June 30, 2017; the remaining 6,608 will vest over the next year. $61,000 of compensation expenses related to the grants were recognized during the three months ended June 30, 2017, and $120,000 of compensation expenses related to the grants were recognized during the six months ended June 30, 2017. $59,000 of compensation expenses related to the grants were recognized during the three and six months ended June 30, 2016.

3.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
In thousands	2017	2016	2017	2016
Service cost	$210	$199	$420	$398
Interest cost	284	284	568	568
Expected return on plan assets	(630)	(607)	(1,260)	(1,215)
Amortization of net loss	169	170	338	341

Net Periodic Benefit Expense	$33	$46	$66	$92

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2016, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2017. As of June 30, 2017, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 358 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $5,437,000 in standby letters of credit as of June 30, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2017, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — JUNE 30, 2017	$(13)	$(5,539)	$(5,552)
BALANCE — DECEMBER 31, 2016	$(266)	$(5,758)	$(6,024)
BALANCE — JUNE 30, 2016	$1,987	$(5,665)	$(3,678)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2017 and 2016, is as follows:

In thousands	Banking	Insurance	Total
2017
Net interest income and other income from external customers	$23,215	$2,692	$25,907
Income before income taxes	6,675	598	7,273
Total assets	1,252,723	9,213	1,261,936
Capital expenditures	803	—	803

2016
Net interest income and other income from external customers	$22,289	$2,431	$24,720
Income before income taxes	6,939	460	7,399
Total assets	1,159,662	9,448	1,169,110
Capital expenditures	1,687	12	1,699

Segment information for the three month periods ended June 30, 2017 and 2016, is as follows:

In thousands	Banking	Insurance	Total
2017
Net interest income and other income from external customers	$11,821	$1,538	$13,359
Income before income taxes	3,237	488	3,725
Total assets	1,252,723	9,213	1,261,936
Capital expenditures	436	—	436

2016
Net interest income and other income from external customers	$11,513	$1,328	$12,841
Income before income taxes	3,720	309	4,029
Total assets	1,159,662	9,448	1,169,110
Capital expenditures	924	—	924

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

Amortized cost and fair value of securities at June 30, 2017, and December 31, 2016, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2017
U.S. Government and agencies	$83,914	$33	$1,063	$82,884
Mortgage-backed securities, residential	27,022	687	44	27,665
State and municipal	16,261	185	22	16,424
Corporate bonds	5,000	104	—	5,104
CRA mutual fund	1,044	—	3	1,041
Stock in other banks	498	103	—	601
	$133,739	$1,112	$1,132	$133,719

DECEMBER 31, 2016
U.S. Government and agencies	$81,065	$43	$1,529	$79,579
Mortgage-backed securities, residential	31,272	782	81	31,973
State and municipal	24,514	240	94	24,660
Corporate bonds	5,000	62	—	5,062
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	498	183	—	681
	$143,393	$1,310	$1,713	$142,990

SECURITIES HELD TO MATURITY

JUNE 30, 2017
U.S. Government and agencies	$21,009	$30	$57	$20,982
Mortgage-backed securities, residential	29,079	150	211	29,018
	$50,088	$180	$268	$50,000
DECEMBER 31, 2016
U.S. Government and agencies	$23,017	$26	$54	$22,989
Mortgage-backed securities, residential	32,551	210	325	32,436
	$55,568	$236	$379	$55,425

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017, and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2017
U.S. Government and agencies	$70,784	$1,063	$—	$—	$70,784	$1,063
Mortgage-backed securities, residential	3,109	44	—	—	3,109	44
State and municipal	2,408	22	—	—	2,408	22
CRA Mutual Fund	1,041	3	—	—	1,041	3
	$77,342	$1,132	$—	$—	$77,342	$1,132

DECEMBER 31, 2016
U.S. Government and agencies	$71,454	$1,529	$—	$—	$71,454	$1,529
Mortgage-backed securities, residential	8,966	81	—	—	8,966	81
State and municipal	4,933	94	—	—	4,933	94
CRA Mutual Fund	1,035	9	—	—	1,035	9
	$86,388	$1,713	$—	$—	$86,388	$1,713

SECURITIES HELD TO MATURITY

JUNE 30, 2017
U.S. Government and agencies	$16,952	$57	$—	$—	$16,952	$57
Mortgage-backed securities, residential	17,620	211	—	—	17,620	211
	$34,572	$268	$—	$—	$34,572	$268

DECEMBER 31, 2016
U.S. Government and agencies	$12,946	$54	$—	$—	$12,946	$54
Mortgage-backed securities, residential	12,956	325	—	—	12,956	325
	$25,902	$379	$—	$—	$25,902	$379

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2017, thirty-nine available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 4% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2017, four available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2017, ten available for sale state and municipal securities had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2017, the CRA Mutual Fund had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At June 30, 2017, ten held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2017, twenty held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2017, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2017, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$2,101	$2,103	$4,009	$4,001
Over 1 year through 5 years	87,739	86,994	17,000	16,981
Over 5 years through 10 years	15,335	15,315	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	27,022	27,665	29,079	29,018
CRA mutual fund	1,044	1,041	—	—
Stock in other banks	498	601	—	—
	$133,739	$133,719	$50,088	$50,000

The Corporation did not sell any securities available for sale during the three and six months ended June 30, 2017 and 2016.

At June 30, 2017, and December 31, 2016, securities with a carrying value of $134,882,000 and $134,763,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2017, and December 31, 2016:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2017
Commercial and industrial	$154,822	$3,679	$2,724	$—	$161,225
Commercial real estate	309,410	20,013	9,603	—	339,026
Commercial real estate construction	23,048	1,029	250	—	24,327
Residential mortgage	349,809	4,377	548	—	354,734
Home equity lines of credit	75,554	367	119	—	76,040
Consumer	14,323	—	—	—	14,323
	$926,966	$29,465	$13,244	$—	$969,675

DECEMBER 31, 2016
Commercial and industrial	$134,088	$2,355	$3,901	$—	$140,344
Commercial real estate	291,762	17,376	9,842	—	318,980
Commercial real estate construction	13,606	1,202	463	—	15,271
Residential mortgage	344,048	3,617	874	—	348,539
Home equity lines of credit	69,190	756	126	—	70,072
Consumer	14,704	—	—	—	14,704
	$867,398	$25,306	$15,206	$—	$907,910

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2017, and December 31, 2016:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2017
Commercial and industrial	$1,368	$1,368	$711	$1,078	$1,078
Commercial real estate	832	832	117	7,671	7,671
Residential mortgage	379	379	342	101	101
	$2,579	$2,579	$1,170	$8,850	$8,850

DECEMBER 31, 2016
Commercial and industrial	$948	$948	$599	$1,178	$1,178
Commercial real estate	—	—	—	8,764	8,965
Commercial real estate construction	—	—	—	300	300
Residential mortgage	376	376	333	379	379
	$1,324	$1,324	$932	$10,621	$10,822

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2017 and 2016:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2017
Commercial and industrial	$1,156	$—	$1,101	$—
Commercial real estate	416	—	8,144	123
Commercial real estate construction	—	—	—	—
Residential mortgage	377	—	235	1
	$1,949	$—	$9,480	$124

JUNE 30, 2016
Commercial and industrial	$—	$—	$1,440	$—
Commercial real estate	—	—	8,446	105
Commercial real estate construction	—	—	337	—
Residential mortgage	186	—	448	4
	$186	$—	$10,671	$109

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2017 and 2016:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2017
Commercial and industrial	$1,085	$—	$1,115	$—
Commercial real estate	—	—	8,346	213
Commercial real estate construction	277	—	100	25
Residential mortgage	377	—	283	15
	$1,739	$—	$9,844	$253

JUNE 30, 2016
Commercial and industrial	$—	$—	$1,451	$—
Commercial real estate	—	—	8,359	223
Commercial real estate construction	—	—	349	—
Residential mortgage	124	—	452	9
	$124	$—	$10,611	$232

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2017, and December 31, 2016:

In thousands	June 30, 2017	December 31, 2016
Commercial and industrial	$2,445	$2,126
Commercial real estate	4,540	1,593
Commercial real estate construction	—	300
Residential mortgage	480	483
	$7,465	$4,502

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of June 30, 2017, and December 31, 2016:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
JUNE 30, 2017
Nonaccruing troubled debt restructurings:
Commercial real estate	$4,015	$4,073	$3,480
Total nonaccruing troubled debt restructurings	4,015	4,073	3,480
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,964
Total accruing troubled debt restructurings	4,577	4,577	3,964
Total Troubled Debt Restructurings	$8,592	$8,650	$7,444

DECEMBER 31, 2016
Nonaccruing troubled debt restructurings:
Commercial real estate	$648	$648	$377
Total nonaccruing troubled debt restructurings	648	648	377
Accruing troubled debt restructurings:
Commercial real estate	7,944	8,002	7,171
Residential mortgage	336	336	272
Total accruing troubled debt restructurings	8,280	8,338	7,443
Total Troubled Debt Restructurings	$8,928	$8,986	$7,820

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of June 30, 2017 and 2016, there were no defaulted troubled debt restructured loans, however two borrowers advised that further payments were unlikely, therefore they were moved to nonaccrual status. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and six months ended June 30, 2017 and 2016. One troubled debt restructured loan paid off during 2017 in the amount of $283,000 and one paid off during 2016 in the amount of $74,000. All other troubled debt restructured loans were current as of June 30, 2017, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of June 30, 2017, only two of the loans classified as troubled debt restructured loans have active forbearance agreements. Of those, one forbearance agreement was negotiated during 2013 and the other forbearance agreement was negotiated during 2016. All other forbearance agreements have expired or the loans have paid off.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2017 and 2016. Two properties were added to nonaccrual in the second quarter of 2017. Both loans are current with their modified terms and are supported by adequate collateral.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2017 and December 31, 2016, totaled $767,000 and $471,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2017, and December 31, 2016:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2017
Commercial and industrial	$25	$25	$2,449	$2,499	$158,726	$161,225	$4
Commercial real estate	168	3,883	123	4,174	334,852	339,026	—
Commercial real estate construction	—	—	—	—	24,327	24,327	—
Residential mortgage	63	354	1,965	2,382	352,352	354,734	1,485
Home equity lines of credit	208	76	147	431	75,609	76,040	147
Consumer	45	14	—	59	14,264	14,323	—
	$509	$4,352	$4,684	$9,545	$960,130	$969,675	$1,636

DECEMBER 31, 2016
Commercial and industrial	$26	$1	$1,178	$1,205	$139,139	$140,344	$—
Commercial real estate	325	674	—	999	317,981	318,980	—
Commercial real estate construction	—	—	300	300	14,971	15,271	—
Residential mortgage	2,866	657	1,413	4,936	343,603	348,539	937
Home equity lines of credit	310	56	408	774	69,298	70,072	408
Consumer	31	47	—	78	14,626	14,704	—
	$3,558	$1,435	$3,299	$8,292	$899,618	$907,910	$1,345

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2017
Allowance for Loan Losses
Beginning balance - April 1, 2017	$3,252	$4,961	$149	$3,304	$605	$839	$1,035	$14,145
Charge-offs	(29)	—	—	—	—	(12)	—	(41)
Recoveries	3	—	—	32	—	9	—	44
Provisions	20	249	(14)	32	2	(21)	(268)	—
Ending balance - June 30, 2017	$3,246	$5,210	$135	$3,368	$607	$815	$767	$14,148

Beginning balance - January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(69)	—	—	(17)	—	(84)	—	(170)
Recoveries	9	61	—	42	—	12	—	124
Provisions	251	181	(12)	(135)	(41)	(36)	(208)	—
Ending balance - June 30, 2017	$3,246	$5,210	$135	$3,368	$607	$815	$767	$14,148
Ending balance: individually evaluated for impairment	$711	$117	$—	$342	$—	$—	$—	$1,170
Ending balance: collectively evaluated for impairment	$2,535	$5,093	$135	$3,026	$607	$815	$767	$12,978

Loans Receivable
Ending balance	$161,225	$339,026	$24,327	$354,734	$76,040	$14,323	$—	$969,675
Ending balance: individually evaluated for impairment	$2,446	$8,503	$—	$480	$—	$—	$—	$11,429
Ending balance: collectively evaluated for impairment	$158,779	$330,523	$24,327	$354,254	$76,040	$14,323	$—	$958,246

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2016
Allowance for Loan Losses
Beginning Balance - April 1, 2016	$2,693	$5,565	$114	$3,291	$617	$1,050	$1,210	$14,540
Charge-offs	(26)	—	—	—	—	(9)	—	(35)
Recoveries	34	—	91	3	—	3	—	131
Provisions	(144)	(132)	(71)	17	(10)	(92)	432	—
Ending balance - June 30, 2016	$2,557	$5,433	$134	$3,311	$607	$952	$1,642	$14,636

Beginning Balance - January 1, 2016	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Charge-offs	(90)	—	(135)	(39)	(9)	(22)	—	(295)
Recoveries	39	—	132	6	—	7	—	184
Provisions	100	217	25	(5)	(3)	(116)	(218)	—
Ending balance - June 30, 2016	$2,557	$5,433	$134	$3,311	$607	$952	$1,642	$14,636
Ending balance: individually evaluated for impairment	$—	$—	$—	$164	$—	$—	$—	$164
Ending balance: collectively evaluated for impairment	$2,557	$5,433	$134	$3,147	$607	$952	$1,642	$14,472

Loans Receivable
Ending balance	$121,967	$305,136	$11,104	$349,947	$64,177	$14,501	$—	$866,832
Ending balance: individually evaluated for impairment	$1,473	$8,270	$300	$818	$—	$—	$—	$10,861
Ending balance: collectively evaluated for impairment	$120,494	$296,866	$10,804	$349,129	$64,177	$14,501	$—	$855,971

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2016
Allowance for Loan Losses
Ending balance	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Ending balance: individually evaluated for impairment	$599	$—	$—	$333	$—	$—	$—	$932
Ending balance: collectively evaluated for impairment	$2,456	$4,968	$147	$3,145	$648	$923	$975	$13,262

Loans Receivable
Ending balance	$140,344	$318,980	$15,271	$348,539	$70,072	$14,704	$—	$907,910
Ending balance: individually evaluated for impairment	$2,126	$8,764	$300	$755	$—	$—	$—	$11,945
Ending balance: collectively evaluated for impairment	$138,218	$310,216	$14,971	$347,784	$70,072	$14,704	$—	$895,965

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at June 30, 2017, and December 31, 2016, are as follows:

		June 30, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$82,884	$—	$82,884	$—
Mortgage-backed securities, residential		27,665	—	27,665	—
State and municipal		16,424	—	16,424	—
Corporate bonds		5,104	—	5,104	—
CRA mutual fund		1,041	1,041	—	—
Stock in other banks		601	601	—	—
Total securities available for sale	Recurring	$133,719	$1,642	$132,077	$—
Impaired loans	Nonrecurring	$5,523	$—	$—	$5,523

		December 31, 2016
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$79,579	$—	$79,579	$—
Mortgage-backed securities, residential		31,973	—	31,973	—
State and municipal		24,660	—	24,660	—
Corporate bonds		5,062	—	5,062	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		681	681	—	—
Total securities available for sale	Recurring	$142,990	$1,716	$141,274	$—
Impaired loans	Nonrecurring	$4,406	$—	$—	$4,406

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2017
Impaired loans	$5,523	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(32)%

December 31, 2016
Impaired loans	$4,406	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(39)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the

Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at June 30, 2017, and December 31, 2016:

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

Long-Term Borrowings (Carried at Cost)

The fair values of long-term borrowings are estimated using discounted cash flow analysis, based on quoted prices for new borrowings with similar credit risk characteristics, terms, and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Credit-Related Instruments

The fair values for the Corporation’s off-balance sheet financial instruments (specifically, lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2017, and December 31, 2016:

	June 30, 2017
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,384	$17,384	$6,858	$10,526	$—
Interest-bearing deposits in banks	8,896	8,896	8,896	—	—
Investment securities available for sale	133,719	133,719	1,642	132,077	—
Investment securities held to maturity	50,088	50,000	—	50,000	—
Loans held for sale	1,278	1,278	—	1,278	—
Loans, less allowance for loan losses	955,527	944,950	—	—	944,950
Accrued interest receivable	3,261	3,261	—	3,261	—
Restricted investment in bank stocks	4,899	4,899	—	4,899	—

Financial liabilities:
Deposits	1,000,154	999,025	—	999,025	—
Short-term borrowings	30,837	30,837	—	30,837	—
Long-term borrowings	95,850	96,586	—	96,586	—
Accrued interest payable	940	940	—	940	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2016
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,796	$13,796	$6,921	$6,875	$—
Interest-bearing deposits in banks	5,135	5,135	5,135	—	—
Investment securities available for sale	142,990	142,990	1,716	141,274	—
Investment securities held to maturity	55,568	55,425	—	55,425	—
Loans held for sale	1,770	1,770	—	1,770	—
Loans, less allowance for loan losses	893,176	888,169	—	—	888,169
Accrued interest receivable	3,158	3,158	—	3,158	—
Restricted investment in bank stocks	4,349	4,349	—	4,349	—

Financial liabilities:
Deposits	967,621	967,236	—	967,236	—
Short-term borrowings	34,590	34,590	—	34,590	—
Long-term borrowings	74,250	75,029	—	75,029	—
Accrued interest payable	837	837	—	837	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2017, and December 31, 2016:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

June 30, 2017
Repurchase agreements
Commercial customers and government entities	(a)	$30,837	$—	$30,837	$(30,837)	$—	$—

December 31, 2016
Repurchase agreements
Commercial customers and government entities	(a)	$34,590	$—	$34,590	$(34,590)	$—	$—

(a) As of June 30, 2017, and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $39,610,000 and $41,406,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2017:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$30,837	$—	$—	$—	$30,837
Total	$30,837	$—	$—	$—	$30,837

11.       Borrowing to Fund Acquisition

The Corporation entered into a line of credit with another local bank on June 21, 2017 to partially fund the cash payments to shareholders of New Windsor Bancorp, Inc. in connection with the acquisition of that bank holding company on July 1, 2017. As of June 30, 2017, $4,600,000 was outstanding on this line of credit and is included in long-term borrowings on the Corporation’s consolidated statement of condition. Terms include a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028.

12.       Acquisition of New Windsor Bancorp, Inc.

On November 22, 2016, ACNB announced the execution of the Agreement and Plan of Reorganization (“Reorganization Agreement”) dated November 21, 2016, whereby New Windsor Bancorp, Inc. (“New Windsor”) of Taneytown, Maryland, will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, New Windsor State Bank, New Windsor’s wholly-owned subsidiary bank, will merge with and into ACNB Bank. Effective July 1, 2017, the Corporation completed the acquisition. At the effective time of the merger, New Windsor was merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank with and into ACNB Bank. ACNB Bank now operates in the Maryland market as “NWSB Bank, A Division of ACNB Bank”.

Subject to the terms and conditions of the Reorganization Agreement and at the election of the New Windsor stockholders, at the effective time of the merger, each share of New Windsor common stock was converted into the rights to receive one of the following: (i) 1.10 shares of ACNB common stock or (ii) $30.00 in cash. Such election, however, was subject to allocation and proration procedures such that the number of shares of New Windsor common stock exchanged for ACNB common stock equals 85% of the total number of shares of New Windsor common stock issued and outstanding at the effective time of the merger and the number of shares of New Windsor common stock exchanged for cash equals 15% of the total number of shares of New Windsor common stock issued and outstanding at the effective time of the merger. As a result of New Windsor stockholders’ elections and the related allocation and proration provisions of the Reorganization Agreement, on July 1, 2017, ACNB issued approximately 950,000 shares of its common stock and paid approximately $4,520,000 in cash in the merger.

Effective July 1, 2017, in connection with the merger and pursuant to the terms of the Reorganization Agreement, two former New Windsor directors, Todd L. Herring and D. Arthur Seibel, Jr., were appointed as Class 1 and Class 2 Directors, respectively, of ACNB’s Board of Directors. Messrs. Herring and Seibel were also appointed as Directors of ACNB Bank’s Board of Directors.

With the combination of the two organizations, ACNB Corporation, on a consolidated basis, will have approximate total assets of $1.6 billion, total deposits of $1.3 billion, and total loans of $1.2 billion. During the three months ended June 30, 2017, merger expenses of $208,000 were incurred for this acquisition. During the six months ended June 30, 2017, merger expenses of $370,000 were incurred for this acquisition. During the year ended December 31, 2016, merger expenses of $472,000 were incurred for this acquisition. In addition, merger-related expenses included in the other expense line items totaled $170,000.

The merger transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management is in the process of assessing the assets purchased and liabilities assumed in connection with the merger.

13.       New Accounting Pronouncements

ASU 2014-09, 2015-14, 2016-08, 2016-12, 2016-20, and 2017-10

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

In May 2017, the FASB issued ASU 2017-10, Determining the Customer of the Operation Services, which amends Topic 853 to clarify that when applying Topic 606, an operating entity in a service concession arrangement should consider the grantor to be its customer for the services it provides in all cases. This includes the construction of the infrastructure, if any, as well as operating services.

The FASB ultimately concluded the operating entity is acting as the grantor’s service provider to operate and maintain the infrastructure, which is controlled by the grantor, and the only parties to the executed service concession arrangement are the grantor and the operating entity.

The effective date and transition requirements for ASU 2017-10 are the same as the effective date and transition requirements for Topic 606.

The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to non-interest income, the Corporation has identified revenue streams within the scope of the guidance, and is performing an evaluation of the underlying revenue contracts.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2016. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the six months ended June 30, 2017. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2017, compared to Quarter ended June 30, 2016

Executive Summary

Net income for the three months ended June 30, 2017, was $2,722,000, compared to $2,982,000 for the same quarter in 2016, a decrease of $260,000 or 8.7%. Earnings per share was $0.45 in 2017 and $0.49 in 2016. Net interest income increased $801,000, or 8.9%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $0 in 2017, no change from the same quarter in 2016, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.46% at June 30, 2017. Other income decreased $283,000, or 7.4%, due to in part a one-time gain on premises in 2016. Other expenses increased $822,000, or 9.3%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the acquisition of New Windsor Bancorp, Inc.

Net Interest Income

Net interest income totaled $9,831,000 for the quarter ended June 30, 2017, compared to $9,030,000 for the same period in 2016, an increase of $801,000, or 8.9%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $952,000, or 9.5%, due to a 10.8% increase in average loan volume despite lower rates on new investments that replaced maturing investments. The increase in interest expense resulted from deposit rate increases in addition to higher volume and higher cost on borrowings from increased volume. Increased lending was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the second quarter of 2017; even with increased loan demand, there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the second quarter of 2017, several of the core deposit rates continued at low rates in response to continued low rates on earning assets. Interest expense increased $151,000, or 15.4%, due to deposit rate increases and more use of higher cost borrowings. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates starting in mid-December 2015 and continued in the fourth quarter of 2016 and first half of 2017. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the SEC on March 15, 2017. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2017 was 3.30% compared to 3.28% during the same period in 2016. Also comparing the second quarter of 2017 to 2016, the yield on interest earning assets increased by 0.05% and the cost of interest bearing liabilities increased by 0.03%. The net interest margin was 3.39% for the second quarter of 2017 and 3.37% for the second quarter of 2016. The net interest margin increase was mainly a result of originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income while purchasing less lower yielding investments.

Average earning assets were $1,162,000,000 during the second quarter of 2017, an increase of $85,000,000 from the average for the second quarter of 2016. Average interest bearing liabilities were $931,000,000 in the second quarter of 2017, an increase of $66,000,000 from the same quarter in 2016. Non-interest demand deposits increased $20,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the second quarters of 2017 and 2016. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. Total impaired loans at June 30, 2017 were similar to December 31, 2016, however $3.1 million in two unrelated accruing troubled debt restructurings were moved to nonaccruing when the borrowers indicated that continued payments were not likely. A specific loss allocation was made on the smaller of the two loans, while the larger was considered well collateralized, as outlined in the narrative on the information on nonaccrual loans table. Nonaccrual loans increased by 65.8%, or $2,963,000, since December 31, 2016, and all substandard loans decreased by 12.9% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2017 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2017, the Corporation had a net recovery of $3,000, as compared to a net recovery of $96,000 for the second quarter of 2016.

Other Income

Total other income was $3,528,000 for the three months ended June 30, 2017, down $283,000, or 7.4%, from the second quarter of 2016. Fees from deposit accounts increased by $42,000, or 7.3%, due to increased volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions decreased by $10,000 or 2.6%, to $381,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $478,000 for the three months ended June 30, 2017, as compared to $434,000 for the second quarter of 2016, a 10.1% net increase as a result of higher fee volume from increased assets under management net of lower estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance decreased by $14,000, or 4.8%, as a result of varying crediting rates on increased accreted values. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $236,000, or 17.8%, to $1,564,000 due to higher direct bill commissions and contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not totally predictable. There were no gains or losses on sales of securities during the second quarters of 2017 and 2016. There was a $449,000 gain on the sale of a bank administrative office building in the second quarter of 2016, in order to gain better efficiencies. Other income in the quarter ended June 30, 2017, was down by $132,000, or 38.4%, to $212,000 due to decreased sales of residential mortgages and related fee income.

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $330,000, or 5.9%, when comparing the second quarter of 2017 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                   increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                   defined benefit pension expense, which was down by $13,000, or 28.3%, when comparing the three months ended June 30, 2017, to the three months ended June 30, 2016, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense decreased by $6,000, or 1.2%, mostly due to lower utilities and less lease expense. Equipment expense increased by $83,000, or 10.9%, as a result of more technology equipment and software maintenance expenses. In addition, approximately $55,000 in systems conversion expenses in connection with the acquisition of New Windsor were incurred in the second quarter of 2017.

Professional services expense totaled $344,000 for the second quarter of 2017, as compared to $198,000 for the same period in 2016, an increase of $146,000, or 73.7%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis. In addition, increased consulting costs of approximately $93,000 for the merger-related systems conversion were incurred in the second quarter of 2017.

Marketing and corporate relations expenses were $138,000 for the quarter, or 8.6% lower in the second quarter of 2017, as compared to the same period of 2016. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2016 was also related to the opening of a new retail banking office location and the relocation of another office.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expense was $(14,000) and $39,000 for the quarters ended June 30, 2017 and 2016, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-

downs to fair value during the prolonged marketing cycles for these distressed properties. The decreased expense in second quarter 2017 is related to a better final disposition recovery than projected on one property. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2017 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $25,000, or 13.0%, comparing the quarters ended June 30, 2017 and 2016, due to a recovery on sales tax challenge received offsetting higher Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Pennsylvania raised the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense increased by 37.7% in part due to variation in timing of sporadic refills and approximately $10,000 in conversion related supplies. FDIC and regulatory expense decreased 19.5% based on FDIC decreases partially offset scheduled state regulatory rate increases. Intangible amortization decreased 4.7% due to full amortization of the RIG purchased small books of business in 2016. Other operating expenses increased by $144,000, or 14.7%, in the second quarter of 2017, as compared to the second quarter of 2016. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. In addition, approximately $13,000 in various expenses resulted from merger-related systems conversions. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $18,000 to other expenses in the second quarter of 2017 compared to $11,000 in 2016. These third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

In addition to the merger-related systems conversion expenses mentioned above, direct merger expenses of $208,000 were incurred in the second quarter of 2017 for the purchase of New Windsor Bancorp, Inc. that closed July 1, 2017.

Provision for Income Taxes

The Corporation recognized income taxes of $1,003,000, or 26.9% of pretax income, during the second quarter of 2017, as compared to $1,047,000, or 26.0% of pretax income, during the same period in 2016. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $72,000 for the second quarters of 2017 and 2016, respectively.

Six Months ended June 30, 2017, compared to Six Months ended June 30, 2016

Executive Summary

Net income for the six months ended June 30, 2017, was $5,359,000, compared to $5,529,000 for the same six months in 2016, a decrease of $170,000 or 3.1%. Earnings per share was $0.88 in 2017 and $0.91 in 2016. Net interest income increased $1,260,000, or 7.0%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $0 in 2017, no change from the same quarter in 2016, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.46% at June 30, 2017. Other income decreased $73,000, or 1.1%, due to in part a one-time gain on premises in 2016. Other expenses increased $1,313,000, or 7.6%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the acquisition of New Windsor Bancorp, Inc.

Net Interest Income

Net interest income totaled $19,297,000 for the six months ended June 30, 2017, compared to $18,037,000 for the same period in 2016, an increase of $1,260,000, or 7.0%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $1,521,000, or 7.6%, due to a 10.4% increase in average loan volume despite lower rates on new investments that replaced maturing investments. The increase in interest expense resulted from deposit rate increases and increased volume. Increased lending was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first six months of 2017; even with increased loan demand, there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first half of 2017, several of the core deposit rates continued at low rates in response to continued low rates on earning assets. Interest expense increased $261,000, or 13.5%, due to deposit rate increases and more use of higher cost borrowings. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates starting in mid-December 2015 and continued in the fourth quarter of 2016 and first quarter of 2017. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the SEC on March 15, 2017. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2017 was 3.29% compared to 3.31% during the same period in 2016. Also comparing the first six months of 2017 to 2016, the yield on interest earning assets increased by 0.01% and the cost of interest bearing liabilities increased by 0.03%. The net interest margin was 3.38% for the first six months of 2017 and 3.40% for the first six months of 2016. The net interest margin decline was mainly a result of originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income and purchasing lower yielding investments after to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,150,000,000 during the first six months of 2017, an increase of $86,000,000 from the average for the first six months of 2016. Average interest bearing liabilities were $926,000,000 in the first six months of 2017, an increase of $66,000,000 from the same period in 2016. Non-interest demand deposits increased $20,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the first six months of 2017 and 2016. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. Total impaired loans at June 30, 2017 were similar to December 31, 2016, however $3.1 million in two unrelated accruing troubled debt restructurings were moved to nonaccruing when the borrowers indicated that continued payments were not likely. A $117,000 specific loss allocation was made on the smaller of the two loans, while the larger was considered well collateralized, as outlined in the narrative on the information on nonaccrual loans table. Because of this movement from accruing troubled debt restructurings to nonaccruing troubled debt restructurings, nonaccrual loans increased by 65.8%, or $2,963,000, since December 31, 2016; all substandard loans decreased by 12.9% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2017 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2017, the Corporation had net charge-offs of $46,000, as compared to net charge-offs of $111,000 for the first six months of 2016.

Other Income

Total other income was $6,610,000 for the six months ended June 30, 2017, down $73,000, or 1.1%, from the first six months of 2016. Fees from deposit accounts increased by $84,000, or 7.6%, due to variations in volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions decreased by $7,000 or 0.9%, to $739,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $920,000 for the six months ended June 30, 2017, as compared to $828,000 for the first six months of 2016, a 11.1% net increase as a result of higher fee volume from increased assets under management net of lower estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance decreased by $27,000, or 4.8%, as a result of varying crediting rates on increased accreted values. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $287,000, or 11.8%, to $2,718,000 due to higher direct bill and contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not totally predictable. There were no gains or losses on sales of securities during the first six months of 2017 and 2016. There was a $449,000 gain on the sale of a bank administrative office building in the second quarter of 2016, in order to gain better efficiencies. Other income in the six months ended June 30, 2017, was down by $53,000, or 9.3%, to $515,000 due to lower sales of residential mortgages and related fee income.

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

Other Expenses

The largest component of other expenses is salaries and employee benefits, which increased by $653,000, or 5.9%, when comparing the first six months of 2017 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                   increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                   defined benefit pension expense, which was down by $26,000, or 28.3%, when comparing the six months ended June 30, 2017, to the six months ended June 30, 2016, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense decreased by $39,000, or 3.6%, mostly due to lower winter season utilities and less snow removal and lower lease expense. Equipment expense increased by $155,000, or 10.5%, as a result of more technology equipment, software maintenance expenses and outsourced expense. In addition, approximately $55,000 in systems conversion expenses were incurred in connection with the acquisition of New Windsor.

Professional services expense totaled $583,000 during the first six months of 2017, as compared to $453,000 for the same period in 2016, an increase of $130,000, or 28.7%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis. In this increase, IT consulting costs of approximately $93,000 were incurred for merger-related systems conversions.

Marketing and corporate relations expenses were $202,000 for the first six months of 2017, or 24.6% lower, as compared to the same period of 2016. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2016 was also related to the opening of a new retail banking office location and the relocation of another office.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $16,000 and $40,000 for the six months ended June 30, 2017 and 2016, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The decreased expense in 2017 is related to less properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2017 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $11,000, or 2.8%, comparing the six months ended June 30, 2017 and 2016, due to a recovery on a sales tax challenged received offsetting higher Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Pennsylvania raised the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense increased by 7.7% due to variation in timing of sporadic refills and approximately $10,000 in conversion related supplies. FDIC and regulatory expense decreased 20.5% based on FDIC decreases that partially offset scheduled state regulatory rate increases. Intangible amortization decreased 6.9% due to full amortization of the RIG purchased small books of business in 2016. Other operating expenses increased by $205,000, or 11.7%, in the first six months of 2017, as compared to the first six months of 2016. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. In addition, approximately $13,000 in various expenses resulted from merger-related systems conversions. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $34,000 to other expenses in the first half of 2017 compared to $22,000 in the first half of 2016. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

In addition to the merger-related systems conversion expenses mentioned above, direct merger expenses of $370,000 were incurred in the first six months of 2017 for the purchase of New Windsor Bancorp, Inc. that closed July 1, 2017.

Provision for Income Taxes

The Corporation recognized income taxes of $1,914,000, or 26.3% of pretax income, during the first six months of 2017, as compared to $1,870,000, or 25.3% of pretax income, during the same period in 2016. The variances from the federal statutory rate of 34% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $144,000 for the six months ended June 30, 2017 and 2016, respectively.

FINANCIAL CONDITION

Assets totaled $1,261,936,000 at June 30, 2017, compared to $1,206,320,000 at December 31, 2016, and $1,169,110,000 at June 30, 2016. Average earning assets during the six months ended June 30, 2017, increased to $1,149,970,000 from $1,064,226,000 during the same period in 2016. Average interest bearing liabilities increased in 2017 to $926,160,000 from $860,164,000 in 2016, while average non-interest bearing deposits increased by $20,396,000.

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

At June 30, 2017, the securities balance included a net unrealized loss on available for sale securities of $13,000, net of taxes, on amortized cost of $133,739,000 versus a net unrealized loss of $266,000, net of taxes, on amortized cost of $143,393,000 at December 31, 2016, and a net unrealized gain of $1,987,000, net of taxes, on amortized cost of $113,991,000 at June 30, 2016. The change in fair value of available for sale securities during 2017 was a result of an increase in fair value from a decrease in the U.S. Treasury yield curve rates, and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 and 2016 and twice to date in 2017. Other domestic and international events however have caused the U.S. Treasury yield curve to decrease in the time terms relevant to the investment securities in the Corporation’s portfolio as of June 30, 2017. Actions or lack of actions by the Federal Reserve and markets’ concern about domestic and global conditions lead to fair values being volatile on any given day in all periods presented.

At June 30, 2017, the securities balance included held to maturity securities with an amortized cost of $50,088,000 and a fair value of $50,000,000, as compared to an amortized cost of $55,568,000 and a fair value of $55,425,000 at December 31, 2016, and an amortized cost of $59,681,000 and a fair value of $60,897,000 at June 30, 2016. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $102,843,000, or 11.9%, from June 30, 2016, to June 30, 2017, and increased by $61,765,000, or 6.8%, from December 31, 2016, to June 30, 2017. The year-over-year increase in loan volume, as discussed below, was the result of determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. More payoffs are anticipated in the remainder of 2017 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first six months of 2017, total commercial purpose loans increased while local market portfolio residential mortgages also increased but to a lesser extent. Total commercial purpose segments increased $49,983,000, or 10.5%, as compared to December 31, 2016. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $89,580,000 at June 30, 2017, an increase of 22.3% over $73,272,000 held at the end of 2016, however these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $12,163,000, or 2.9%, as compared to December 31, 2016. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $430,774,000 total in residential mortgage loans at June 30, 2017, $106,252,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.06% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is proximal to its Pennsylvania retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $172,024,000, or 17.7% of total loans, at June 30, 2017. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2017 and the resulting allowance at June 30, 2017, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2016 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at June 30, 2017. The amount of unallocated was decreased at June 30, 2017 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date June 30, 2017 and 2016, was $0. More specifically, even though total loans increased, there was no provision expense because of the fact that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at June 30, 2017, was $14,148,000, or 1.46% of loans, as compared to $14,636,000, or 1.69% of loans, at June 30, 2016, and $14,194,000, or 1.56% of loans, at December 31, 2016.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance - January 1	$14,194	$14,747	$14,747
Provisions charged to operations	—	—	—
Recoveries on charged-off loans	124	213	184
Loans charged-off	(170)	(766)	(295)
Ending balance	$14,148	$14,194	$14,636

Loans past due 90 days and still accruing were $1,636,000 and nonaccrual loans were $7,465,000 as of June 30, 2017. $3,480,000 of the nonaccrual balance at June 30, 2017, were in troubled debt restructured loans. $3,964,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,634,000 at June 30, 2016, while nonaccruals were $4,158,000. $417,000 of the nonaccrual balance at June 30, 2016, was in troubled debt restructured loans. $6,703,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,345,000 at December 31, 2016, while nonaccruals were $4,502,000. $377,000 of the nonaccrual balance at December 31, 2016, were in troubled debt restructured loans. $7,443,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at June 30, 2017, June 30, 2016, and December 31, 2016, were approximately $1,360,000, $4,275,000 and $2,768,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2017, as compared to December 31, 2016, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2017
Owner occupied commercial real estate	9	$4,540	$117	$—	In market	1995 - 2012
Investment/rental residential real estate	2	480	342	—	In market	2003 - 2011
Commercial and industrial	3	2,445	711	—	In market	2006 - 2015
Total	14	$7,465	$1,170	$—

December 31, 2016
Commercial real estate construction	1	$300	$—	$—	In market	2014
Owner occupied commercial real estate	7	1,593	—	—	In market	1995 - 2012
Investment/rental residential real estate	3	483	333	61	In market	2003 - 2011
Commercial and industrial	3	2,126	599	—	In market	2006 - 2015
Total	14	$4,502	$932	$61

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

Owner occupied commercial real estate at June 30, 2017, includes nine unrelated loan relationships, all of which except for a $2,301,000 loan relationship for a retreat property, have balances of less than $833,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017 while current with modified terms and is supported by adequate collateral, however the customer advised that further payments were unlikely. One of two improved parcels is being actively marketed for sale. Another property added in the second quarter of 2017 is an $832,000 loan with modified terms and conditions originated in 2011 secured by a tourism related lodging real estate that was assigned $117,000 in specific allocation based on a recent appraisal. The property is being actively marketed. A third property added in the second quarter 2017 is a $650,000 loan relationship ($500,000 in commercial and industrial and $150,000 in owner occupied commercial real estate) with normal terms and conditions secured by a by construction business assets that was assigned $194,000 in specific allocation based on bankruptcy filings. All assets including real estate are being liquidated with bankruptcy court supervision. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. One loan was removed in 2017 after the borrower established an extended period of regular payments.

Investment/rental residential real estate at June 30, 2017, includes two loan relationships totaling $480,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $379,000 loan with multiple separate rental houses was added in the second quarter of 2016 and has a $342,000 specific loss allocation based on a current appraisal adjusted for partial sales. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

Included in impaired commercial and industrial loans at June 30, 2017, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $1,078,000, which is net of $638,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. Liquidation of trade assets has commenced. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. A $215,000 loan was added in the second quarter of 2016 with standard terms and conditions including repayment from conversion of trade assets which extinguished the debt in the second quarter 2017. An unrelated $867,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $517,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The lack of provision for loan losses for 2017 and 2016 was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and with substandard loans in the second quarter of 2017, no provision addition to the allowance was necessary in proportion to nonaccrual and substandard loans increase in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $35,000 was recognized in the first half of 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $63,000 for one property at June 30, 2017, compared to $256,000 for four unrelated properties and borrowers at December 31, 2016. The decrease in the carrying value was due to the three properties that were sold. All properties are being actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2017; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,000,154,000 as of June 30, 2017. Deposits increased by $77,927,000, or 8.4%, from June 30, 2016, to June 30, 2017, and increased by $32,533,000, or 3.4%, from December 31, 2016, to June 30, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2017, short-term borrowings were $30,837,000, as compared to $34,590,000 at December 31, 2016, and $36,190,000 at June 30, 2016. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2016, repurchase agreement balances were down $3,753,000, or 10.8%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at June 30, 2017, December 31, 2016, and June 30, 2016. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets and contributes to a more balanced net repricing position. Long-term borrowings totaled $95,850,000 at June 30, 2017, versus $74,250,000 at December 31, 2016, and $80,500,000 at June 30, 2016. The Corporation increased long-term borrowings 19.1% from June 30, 2016 to fund loan demand in excess of deposit growth and amounts available from investment cash flow. To replace normal FHLB maturities, laddered FHLB fixed-rate term advances were taken in 2016 and 2017 to reduce net liability sensitivity. Included in long-term borrowings at June 30, 2017 was $4.6 million borrowing on a line of credit from another local bank to fund the escrow account for cash payments to shareholders of New Windsor Bancorp in connection with the acquisition of that bank holding company on July 1, 2017. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $123,844,000 at June 30, 2017, compared to $120,061,000 at December 31, 2016, and $119,277,000 at June 30, 2016. Stockholders’ equity increased in the first six months of 2017 by $3,783,000 due in part to $2,933,000 in earnings retained in capital. A $472,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2017, ACNB earned $5,359,000 and paid dividends of $2,426,000 for a dividend payout ratio of 45.3%. During the first six months of 2016, ACNB earned $5,529,000 and paid dividends of $2,417,000 for a dividend payout ratio of 43.7%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2017, 6,568 shares were issued under this plan with proceeds in the amount of $138,000. Year-to-date June 30, 2016, 9,647 shares were issued under this plan with proceeds in the amount of $224,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Year-to-date June 30, 2017, 6,193 shares were issued under this plan. Year-to-date June 30, 2016, 7,435 shares were issued under this plan. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2017, and December 31, 2016, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of June 30, 2017, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	June 30, 2017	December 31, 2016	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.80%	8.82%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	12.66%	12.96%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.66%	12.96%	8.00%
Total risk-based capital ratio	13.91%	14.22%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2017, ACNB’s banking subsidiary had a borrowing capacity of approximately $529,000,000 from the FHLB, of which $421,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $289,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $30,837,000 and $34,590,000 at June 30, 2017, and December 31, 2016, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2017, the Corporation had unfunded outstanding commitments to extend credit of approximately $236,211,000 and outstanding standby letters of credit of approximately $5,437,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

ACQUISITION OF NEW WINDSOR BANCORP, INC.

On November 22, 2016, ACNB announced the execution of the Agreement and Plan of Reorganization (“Reorganization Agreement”) dated November 21, 2016, whereby New Windsor Bancorp, Inc. (“New Windsor”) of Taneytown, Maryland, will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, New Windsor State Bank, New Windsor’s wholly-owned subsidiary bank, will merge with and into ACNB Bank. Effective July 1, 2017, the Corporation completed the acquisition. At the effective time of the merger, New Windsor was merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank with and into ACNB Bank. ACNB Bank now operates in the Maryland market as “NWSB Bank, A Division of ACNB Bank”.

Subject to the terms and conditions of the Reorganization Agreement and at the election of the New Windsor stockholders, at the effective time of the merger, each share of New Windsor common stock was converted into the rights to receive one of the following: (i) 1.10 shares of ACNB common stock or (ii) $30.00 in cash. Such election, however, was subject to allocation and proration procedures such that the number of shares of New Windsor common stock exchanged for ACNB common stock equals 85% of the total number of shares of New Windsor common stock issued and outstanding at the effective time of the merger and the number of shares of New Windsor common stock exchanged for cash equals 15% of the total number of shares of New Windsor common stock issued and outstanding at the effective time of the merger. As a result of New Windsor stockholders’ elections and the related allocation and proration provisions of the Reorganization Agreement, on July 1, 2017, ACNB issued approximately 950,000 shares of its common stock and paid approximately $4,520,000 in cash in the merger.

Effective July 1, 2017, in connection with the merger and pursuant to the terms of the Reorganization Agreement, two former New Windsor directors, Todd L. Herring and D. Arthur Seibel, Jr., were appointed as Class 1 and Class 2 Directors, respectively, of ACNB’s Board of Directors. Messrs. Herring and Seibel were also appointed as Directors of ACNB Bank’s Board of Directors.

With the combination of the two organizations, ACNB Corporation, on a consolidated basis, will have approximate total assets of $1.6 billion, total deposits of $1.3 billion, and total loans of $1.2 billion. During the three months ended June 30, 2017, merger expenses of $208,000 were incurred for this acquisition. During the six months ended June 30, 2017, merger expenses of $370,000 were incurred for this acquisition. During the year ended December 31, 2016, merger expenses of $472,000 were incurred for this acquisition. In addition, merger-related expenses included in the other expense line items totaled $170,000.

The merger transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management is in the process of assessing the assets purchased and liabilities assumed in connection with the merger.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2017, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended June 30, 2017. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2017, there were 19,301 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 180,699. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2017, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2017, there were 129,255 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

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

Exhibit 2.2

Amendment No. 2 to Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of April 18, 2017.

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

Exhibit 10.27

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 15, 2017. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2017.)

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

ACNB CORPORATION (Registrant)

Date:	August 4, 2017	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/ Treasurer &
Chief Financial Officer (Principal Financial Officer)