Form 10-Q
period 2017-09-30
ACNB CORP
filed 2017-11-03
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s Common Stock outstanding on November 3, 2017, was 7,019,645.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2017	September 30, 2016	December 31, 2016

ASSETS

Cash and due from banks	$17,882	$13,705	$13,796
Interest bearing deposits with banks	31,609	41,686	5,135

Total Cash and Cash Equivalents	49,491	55,391	18,931

Securities available for sale	158,392	143,940	142,990
Securities held to maturity, fair value $47,373; $58,566; $55,425	47,369	57,562	55,568
Loans held for sale	1,873	1,877	1,770
Loans, net of allowance for loan losses $14,105; $14,488; $14,194	1,222,265	857,535	893,716
Premises and equipment	26,590	18,224	18,153
Restricted investment in bank stocks	4,821	4,191	4,349
Investment in bank-owned life insurance	44,666	40,476	40,742
Investments in low-income housing partnerships	2,587	3,003	2,899
Goodwill	19,580	6,308	6,308
Intangible assets	2,752	774	688
Foreclosed assets held for resale	275	309	256
Other assets	26,974	19,279	19,950

Total Assets	$1,607,635	$1,208,869	$1,206,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$273,853	$186,035	$180,593
Interest bearing	1,038,031	779,512	787,028

Total Deposits	1,311,884	965,547	967,621

Short-term borrowings	33,806	35,503	34,590
Long-term borrowings	96,850	76,500	74,250
Other liabilities	11,839	10,565	9,798

Total Liabilities	1,454,379	1,088,115	1,086,259

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,082,245, 6,123,662 and 6,126,738 shares issued; 7,019,645, 6,061,062 and 6,064,138 shares outstanding	17,705	15,310	15,317
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	37,671	10,849	10,941
Retained earnings	103,997	99,196	100,555
Accumulated other comprehensive loss	(5,389)	(3,873)	(6,024)

Total Stockholders’ Equity	153,256	120,754	120,061

Total Liabilities and Stockholders’ Equity	$1,607,635	$1,208,869	$1,206,320

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2017	2016	2017	2016

INTEREST INCOME
Loans, including fees	$13,990	$9,150	$33,484	$27,054
Securities:
Taxable	890	770	2,474	2,360
Tax-exempt	85	156	352	496
Dividends	61	53	174	159
Other	83	52	120	86

Total Interest Income	15,109	10,181	36,604	30,155

INTEREST EXPENSE
Deposits	1,080	602	2,402	1,730
Short-term borrowings	9	10	69	38
Long-term borrowings	458	384	1,274	1,165

Total Interest Expense	1,547	996	3,745	2,933

Net Interest Income	13,562	9,185	32,859	27,222

PROVISION FOR LOAN LOSSES	—	—	—	—

Net Interest Income after Provision for Loan Losses	13,562	9,185	32,859	27,222

OTHER INCOME
Service charges on deposit accounts	870	631	2,057	1,734
Income from fiduciary activities	489	416	1,409	1,244
Earnings on investment in bank-owned life insurance	276	276	807	834
Gain on sales of premises and equipment	—	—	—	449
Service charges on ATM and debit card transactions	490	381	1,229	1,127
Commissions from insurance sales	1,313	1,269	4,031	3,700
Other	492	328	1,007	896

Total Other Income	3,930	3,301	10,540	9,984

OTHER EXPENSES
Salaries and employee benefits	6,715	5,580	18,397	16,609
Net occupancy	677	481	1,710	1,553
Equipment	1,039	740	2,666	2,212
Other tax	197	201	576	591
Professional services	224	217	807	670
Supplies and postage	187	178	524	491
Marketing and corporate relations	119	123	321	391
FDIC and regulatory	170	181	449	532
Merger related expenses	4,305	—	4,675	—
Intangible assets amortization	193	85	355	259
Foreclosed real estate expenses	35	72	51	112
Other operating	1,006	922	2,970	2,681

Total Other Expenses	14,867	8,780	33,501	26,101

Income before Income Taxes	2,625	3,706	9,898	11,105

PROVISION FOR INCOME TAXES	713	938	2,627	2,808

Net Income	$1,912	$2,768	$7,271	$8,297

PER SHARE DATA
Basic earnings	$0.27	$0.46	$1.14	$1.37
Cash dividends declared	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2017	2016	2017	2016

NET INCOME	$1,912	$2,768	$7,271	$8,297

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $28, $(158), $159 and $265, respectively	54	(308)	306	515

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $0 and $0, respectively (A) (C)	—	—	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $60, $59, $178 and $175, respectively (B) (C)	109	113	329	338

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	163	(195)	635	853

TOTAL COMPREHENSIVE INCOME	$2,075	$2,573	$7,906	$9,150

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2017 and 2016

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2016	$15,256	$(728)	$10,387	$94,526	$(4,726)	$114,715

Net income	—	—	—	8,297	—	8,297

Other comprehensive income, net of taxes	—	—	—	—	853	853

Common stock shares issued (13,903 shares)	35	—	303	—	—	338

Restricted stock grants (7,435 shares)	19	—	100	—	—	119

Restricted stock compensation expense	—	—	59	—	—	59

Cash dividends declared	—	—	—	(3,627)	—	(3,627)

BALANCE – SEPTEMBER 30, 2016	$15,310	$(728)	$10,849	$99,196	$(3,873)	$120,754

BALANCE – JANUARY 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

Net income	—	—	—	7,271	—	7,271

Other comprehensive income, net of taxes	—	—	—	—	635	635

Common stock shares issued (949,314 shares)	2,373	—	26,505	—	—	28,878

Restricted stock grants (6,193 shares)	15	—	105	—	—	120

Restricted stock compensation expense	—	—	120	—	—	120

Cash dividends declared	—	—	—	(3,829)	—	(3,829)

BALANCE – SEPTEMBER 30, 2017	$17,705	$(728)	$37,671	$103,997	$(5,389)	$153,256

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,271	$8,297
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(398)	(477)
Gain on sales of foreclosed assets held for resale, including writedowns	(36)	(28)
Gain on sale of premises and equipment	—	(449)
Earnings on investment in bank-owned life insurance	(807)	(834)
Restricted stock compensation expense	120	59
Depreciation and amortization	1,622	1,324
Provision for loan losses	—	—
Net amortization of investment securities premiums	396	391
(Increase) decrease in accrued interest receivable	(637)	29
Increase (decrease) in accrued interest payable	235	(10)
Mortgage loans originated for sale	(21,344)	(29,761)
Proceeds from sales of loans originated for sale	21,639	30,196
Decrease (increase) in other assets	1,051	(887)
Increase in other liabilities	843	966
Net Cash Provided by Operating Activities	9,955	8,816
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	8,148	13,809
Proceeds from maturities of investment securities available for sale	18,486	22,334
Purchase of investment securities available for sale	(12,144)	(39,127)
(Purchase) redemption of restricted investment in bank stocks	(136)	223
Net increase in loans	(63,636)	(19,660)
Bank acquisition, net of cash acquired	6,444	—
Capital expenditures	(1,087)	(2,025)
Proceeds from sales of premises and equipment	6	1,929
Proceeds from sales of foreclosed real estate	228	637
Net Cash Used in Investing Activities	(43,691)	(21,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	13,254	19,811
Net increase in time certificates of deposits and interest bearing deposits	37,677	32,756
Net (decrease) increase in short-term borrowings	(784)	301
Proceeds from long-term borrowings	24,600	9,000
Repayments on long-term borrowings	(7,000)	(9,000)
Dividends paid	(3,829)	(3,627)
Common stock issued	378	457
Net Cash Provided by Financing Activities	64,296	49,698
Net Increase in Cash and Cash Equivalents	30,560	36,634
CASH AND CASH EQUIVALENTS — BEGINNING	18,931	18,757
CASH AND CASH EQUIVALENTS — ENDING	$49,491	$55,391
Supplemental disclosures of cash flow information
Interest paid	$3,510	$2,943
Income taxes paid	$2,850	$3,200
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$—	$338
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$(21,624)	$—
Loans	(264,913)	—
Premises and equipment	(8,624)	—
Investment in bank-owned life insurance	(3,118)	—
Restricted investments in bank stocks	(486)	—
Foreclosed assets held for resale	(211)	—
Goodwill	(13,272)	—
Intangibles	(2,418)	—
Other assets	(7,463)	—
Noninterest bearing deposits	80,006	—
Interest bearing deposits	213,327	—
Trust preferred debentures	4,688	—
Other liabilities	1,782	—
Common shares issued	28,620	—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc. (RIG), Westminster, Maryland. ACNB Bank serves its marketplace with banking and trust services via a network of twenty-two retail banking offices located in the four southcentral Pennsylvania counties of Adams, Cumberland, Franklin and York. There is also a loan production office situated in York County, Pennsylvania.

On July 1, 2017, ACNB completed its previously announced acquisition of New Windsor Bancorp, Inc. (“NW Bancorp”) of Taneytown, Maryland. At the effective time of the merger, NW Bancorp merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (“NWSB”) with and into ACNB Bank. ACNB Bank now operates in the Maryland market as “NWSB Bank, A Division of ACNB Bank”. NWSB Bank, a division of ACNB Bank, serves its marketplace with banking and investment services via a network of seven retail banking offices located in Carroll County, Maryland.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2016 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 15, 2017. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the statement of condition date of September 30, 2017, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Acquisition of New Windsor Bancorp, Inc.

On July 1, 2017, ACNB completed its previously-announced acquisition of NW Bancorp of Taneytown, Maryland. NW Bancorp was a locally owned and managed institution with seven locations in north central Maryland that complemented, enhanced and expanded ACNB’s physical presence in north central Maryland. ACNB transacted the merger to enhance its competitive strategic position, potential prospective business opportunities, operations, management, prospective financial condition, future earnings and business prospects. Specifically, ACNB believes that the merger will enhance its business opportunities in Northern Maryland due to the combined company having a greater market share, market presence and the ability to offer more diverse (i.e. Trust Services) and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and potentially improve funding costs. The fair value of total assets acquired as a result of the merger totaled $319.8 million, loans totaled $263.5 million and deposits totaled $293.3 million. Goodwill recorded in the merger was $13.3 million. In accordance with the terms of the Reorganization Agreement, dated November 21, 2016, as amended, NW Bancorp shareholders received, in aggregate, $4.5 million in cash and 938,360 shares or approximately 13% of the post transaction outstanding shares of the Corporation’s common stock. The transaction was valued at $33.3 million based on the Corporation’s June 30, 2017 closing price of $30.50 as quoted on NASDAQ. The results of the combined entity’s operations are included in the Corporation’s Consolidated Financial Statements from the date of acquisition.

The acquisition of NW Bancorp is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

The following table summarizes the consideration paid for NW Bancorp and the fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock

NW Bancorp shares outstanding	1,003,703
Shares paid cash consideration	150,555
Cash consideration (per NW Bancorp share)	$30.00
Cash portion of purchase price	$4,519,995
NW Bancorp shares outstanding	1,003,703
Shares paid stock consideration	853,148
Exchange ratio	1.10
Total ACNB shares issued	938,360
ACNB’s share price for purposes of calculation	$30.50
Equity portion of purchase price	$28,619,980
Cost of shares owned by buyer	$150,000
Total consideration paid	$33,289,975

Allocation of Purchase Price	In thousands
Total Purchase Price		$33,290

Fair Value of Assets Acquired
Cash and cash equivalents	10,964
Investment securities	21,624
Loans held for sale	1,463
Loans	263,450
Restricted stock	486
Premises and equipment	8,624
Core deposit intangible asset	2,418
Other assets	10,792
Total assets	319,821

Fair Value of Liabilities Assumed
Non-interest bearing deposits	80,006
Interest bearing deposits	213,327
Subordinated debt	4,688
Other liabilities	1,782
Total liabilities	299,803

Net Assets Acquired		20,018
Goodwill Recorded in Merger		$13,272

Pursuant to the accounting requirements, the Corporation assigned a fair value to the assets acquired and liabilities assumed of NW Bancorp. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. Goodwill and core deposit intangibles are allocated to the banking business segment.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services. The Corporation’s independent pricing service utilized matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices. Management reviewed the data and assumptions used in pricing the securities. A fair value premium of $361,000 was recorded and will be amortized over the estimated life of the investments using the interest rate method.

Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment (analysis available at request of the Corporation), 2) a general credit fair value adjustment (analysis available at request of the Corporation), and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of NWSB’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $272,646,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Corporation’s expectations of future cash flows for each respective loan.

In thousands
Gross amortized cost basis at July 1, 2017	$272,646
Interest rate fair value adjustment on pools of homogeneous loans	(731)
Credit fair value adjustment on pools of homogeneous loans	(4,501)
Credit fair value adjustment on purchased credit impaired loans	(3,964)
Fair value of acquired loans at July 1, 2017	$263,450

For loans acquired without evidence of credit quality deterioration, ACNB prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $731,000.

Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, NWSB and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.5 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the acquired purchased credit impaired loans receivable at the Acquisition Date:

In thousands
Contractual principal and interest at acquisition	$13,439
Nonaccretable difference	(5,651)
Expected cash flows at acquisition	7,788
Accretable yield	(1,458)
Fair value of purchased impaired loans	$6,330

Bank Premises

The Corporation acquired seven branches of NWSB. The fair value of NWSB’s premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located. The Corporation prepared an internal analysis to compare the lease contract obligations to comparable market rental rates. The Corporation believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair market value adjustment related to leasehold interest was necessary.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through national brokered CD offering rates. The projected cash flows were developed using projected deposit attrition rates. The core deposit intangible will be amortized over ten years using the sum-of-years digits method.

Time Deposits

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $847,500 is being amortized into income on a level yield amortization method over the contractual life of the deposits.

Long-term Borrowings

The Corporation assumed a trust preferred subordinated debt in connection with the merger. The fair value of the trust preferred subordinated debt was determined based upon an estimated fair value from an independent brokerage firm. The trust preferred capital note was valued at discount of $312,500, which is being amortized into income on a level yield amortization method based upon the assumed market rate, and the term of the trust preferred subordinated debt instrument.

The following table presents certain pro forma information as if NWSB had been acquired on December 31, 2016. These results combine the historical results of the Corporation in the Corporation’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on December 31, 2016. In particular, no adjustments have been made to eliminate the amount of NWSB’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of December 31, 2016. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

In thousands	For the Year Ended December 31, 2016
Total revenues (net interest income plus noninterest income)	$102,891
Net Income	13,591

Acquisition-related expenses associated with the acquisition of NWSB were $4.3 million for the three months ended September 30, 2017 and $4.7 million for the nine months ended September 30, 2017. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

3.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,383,149 and 6,048,216 weighted average shares of common stock outstanding for the nine months ended September 30, 2017 and 2016, respectively, and 7,004,346 and 6,057,508 for the three months ended September 30, 2017 and 2016, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a restricted stock plan available to selected officers and employees of the Bank to advance the best interest of the Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. As of September 30, 2017, 19,301 shares were issued under this plan, of which 12,693 were fully vested and the remaining 6,608 will vest over the next year. $120,000 and $59,000 of compensation expenses related to the grants were recognized during the nine months ended September 30, 2017 and 2016, respectively. No compensation expenses were recognized during the three months ended September 30, 2017 or 2016.

4.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
In thousands	2017	2016	2017	2016
Service cost	$210	$199	$630	$597
Interest cost	284	284	852	852
Expected return on plan assets	(630)	(609)	(1,890)	(1,824)
Amortization of net loss	169	172	507	513

Net Periodic Benefit Expense	$33	$46	$99	$138

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2016, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2017. As of September 30, 2017, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 358 active, vested, terminated and retired persons in the plan.

5.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,974,000 in standby letters of credit as of September 30, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2017, for guarantees under standby letters of credit issued is not material.

6.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — SEPTEMBER 30, 2017	$40	$(5,429)	$(5,389)
BALANCE — DECEMBER 31, 2016	$(266)	$(5,758)	$(6,024)
BALANCE — SEPTEMBER 30, 2016	$1,679	$(5,552)	$(3,873)

7.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2017 and 2016, is as follows:

In thousands	Banking	Insurance	Total
2017
Net interest income and other income from external customers	$39,536	$3,863	$43,399
Income before income taxes	9,099	799	9,898
Total assets	1,598,331	9,304	1,607,635
Capital expenditures	1,087	—	1,087

2016
Net interest income and other income from external customers	$33,871	$3,335	$37,206
Income before income taxes	10,424	681	11,105
Total assets	1,199,365	9,504	1,208,869
Capital expenditures	2,013	12	2,025

Segment information for the three month periods ended September 30, 2017 and 2016, is as follows:

In thousands	Banking	Insurance	Total
2017
Net interest income and other income from external customers	$16,321	$1,171	$17,492
Income before income taxes	2,424	201	2,625
Total assets	1,598,331	9,304	1,607,635
Capital expenditures	284	—	284

2016
Net interest income and other income from external customers	$11,581	$905	$12,486
Income before income taxes	3,485	221	3,706
Total assets	1,199,365	9,504	1,208,869
Capital expenditures	326	—	326

Customer lists intangible assets are amortized over 10 years on a straight line basis. Core deposit intangible assets are amortized over 10 years using the sum-of-years digits method. Goodwill is not amortized, but rather is analyzed annually for impairment. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Tax amortization of goodwill and the intangible assets is deductible for tax purposes. Tax amortization of the goodwill associated with the NW acquisition is not deductible for federal income tax purposes.

8.              Securities

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

Amortized cost and fair value of securities at September 30, 2017, and December 31, 2016, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2017
U.S. Government and agencies	$99,999	$37	$1,022	$99,014
Mortgage-backed securities, residential	36,673	705	27	37,351
State and municipal	14,967	160	11	15,116
Corporate bonds	5,000	112	—	5,112
CRA mutual fund	1,044	—	2	1,042
Stock in other banks	647	110	—	757
	$158,330	$1,124	$1,062	$158,392

DECEMBER 31, 2016
U.S. Government and agencies	$81,065	$43	$1,529	$79,579
Mortgage-backed securities, residential	31,272	782	81	31,973
State and municipal	24,514	240	94	24,660
Corporate bonds	5,000	62	—	5,062
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	498	183	—	681
	$143,393	$1,310	$1,713	$142,990

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2017
U.S. Government and agencies	$20,004	$25	$54	$19,975
Mortgage-backed securities, residential	27,365	156	123	27,398
	$47,369	$181	$177	$47,373
DECEMBER 31, 2016
U.S. Government and agencies	$23,017	$26	$54	$22,989
Mortgage-backed securities, residential	32,551	210	325	32,436
	$55,568	$236	$379	$55,425

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017, and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2017
U.S. Government and agencies	$65,649	$629	$15,756	$393	$81,405	$1,022
Mortgage-backed securities, residential	6,783	27	—	—	6,783	27
State and municipal	1,441	7	691	4	2,132	11
CRA Mutual Fund	1,042	2	—	—	1,042	2
	$74,915	$665	$16,447	$397	$91,362	$1,062

DECEMBER 31, 2016
U.S. Government and agencies	$71,454	$1,529	$—	$—	$71,454	$1,529
Mortgage-backed securities, residential	8,966	81	—	—	8,966	81
State and municipal	4,933	94	—	—	4,933	94
CRA Mutual Fund	1,035	9	—	—	1,035	9
	$86,388	$1,713	$—	$—	$86,388	$1,713

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2017
U.S. Government and agencies	$12,948	$52	$1,998	$2	$14,946	$54
Mortgage-backed securities, residential	10,496	114	1,168	9	11,664	123
	$23,444	$166	$3,166	$11	$26,610	$177

DECEMBER 31, 2016
U.S. Government and agencies	$12,946	$54	$—	$—	$12,946	$54
Mortgage-backed securities, residential	12,956	325	—	—	12,956	325
	$25,902	$379	$—	$—	$25,902	$379

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2017, fifty-six available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 4% of amortized cost. Nine of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2017, eight available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2017, nine available for sale state and municipal securities had unrealized losses that individually did not exceed 2% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2017, the CRA Mutual Fund had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At September 30, 2017, eight held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2017, thirteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2017, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2017, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$6,576	$6,589	$8,004	$7,998
Over 1 year through 5 years	97,681	96,972	12,000	11,977
Over 5 years through 10 years	15,709	15,681	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	36,673	37,351	27,365	27,398
CRA mutual fund	1,044	1,042	—	—
Stock in other banks	647	757	—	—
	$158,330	$158,392	$47,369	$47,373

The Corporation did not sell any securities available for sale during the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017, and December 31, 2016, securities with a carrying value of $177,259,000 and $134,763,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

9.              Loans

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

Acquired Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment (analysis available at request of the Corporation), 2) a general credit fair value adjustment (analysis available at request of the Corporation), and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures.

The carryover of allowance for loan losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for loan losses on acquired loans reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Corporation performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Corporation will include these loans in the calculation of the allowance for loan losses after the initial valuation, and provide accordingly.

Upon acquisition, in accordance with Generally Accepted Accounting Principles, the Corporation has individually determined whether each acquired loan is within the scope of ASC 310-30. The Corporation’s senior lending management reviewed the accounting seller’s loan portfolio on a loan by loan basis to determine if any loans met the two-part definition of an impaired loan as defined by ASC 310-30: 1) Credit deterioration on the loan from its inception until the acquisition date, and 2) It is probable that not all of the contractual cash flows will be collected on the loan.

Any acquired loans that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, we used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, expected lifetime losses, environment factors to estimate the expected cash flow for each loan pool. With regards to ASC 310-30 loans, for external disclosure purposes, the aggregate contractual cash flows less the aggregate expected cash flows will result in a credit related non-accretable yield amount. The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount.  The accretable yield reflects the contractual cash flows management expects to collect above the loan’s acquisition date fair value and will be recognized over the life of the loan on a level-yield basis as a component of interest income.

Over the life of the acquired ASC 310-30 loan, we continue to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

Acquired ASC 310-30 loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, we do not consider acquired contractually delinquent loans to be non-accruing and continue to recognize interest income on these loans using the accretion model.

For loans acquired without evidence of credit quality deterioration, ACNB prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $731,000.

Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, NWSB and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.5 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2017, and December 31, 2016:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2017
Originated Loans
Commercial and industrial	$157,249	$3,348	$2,060	$—	$162,657
Commercial real estate	312,432	19,134	9,355	—	340,921
Commercial real estate construction	31,042	1,009	250	—	32,301
Residential mortgage	352,238	3,895	544	—	356,677
Home equity lines of credit	77,486	352	90	—	77,928
Consumer	14,413	—	—	—	14,413
Total Originated Loans	944,860	27,738	12,299	—	984,897
Acquired Loans
Commercial and industrial	6,123	177	80	—	6,380
Commercial real estate	125,703	13,824	3,225	—	142,752
Commercial real estate construction	7,085	393	—	—	7,478
Residential mortgage	58,927	2,932	3,196	—	65,055
Home equity lines of credit	26,726	88	371	—	27,185
Consumer	2,263	358	2	—	2,623
Total Acquired Loans	226,827	17,772	6,874	—	251,473
Total Loans
Commercial and industrial	163,372	3,525	2,140	—	169,037
Commercial real estate	438,135	32,958	12,580	—	483,673
Commercial real estate construction	38,127	1,402	250	—	39,779
Residential mortgage	411,165	6,827	3,740	—	421,732
Home equity lines of credit	104,212	440	461	—	105,113
Consumer	16,676	358	2	—	17,036
Total Loans	$1,171,687	$45,510	$19,173	$—	$1,236,370

DECEMBER 31, 2016
Commercial and industrial	$134,088	$2,355	$3,901	$—	$140,344
Commercial real estate	291,762	17,376	9,842	—	318,980
Commercial real estate construction	13,606	1,202	463	—	15,271
Residential mortgage	344,048	3,617	874	—	348,539
Home equity lines of credit	69,190	756	126	—	70,072
Consumer	14,704	—	—	—	14,704
	$867,398	$25,306	$15,206	$—	$907,910

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Nine Months Ended September 30, 2017
Balance at beginning of period	$—
Acquisitions of impaired loans	1,458
Reclassification from non-accretable differences	—
Accretion	(111)
Balance at end of period	$1,347

Cash flows expected to be collected on acquired loans are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as impairment through a charge to the provision for loan losses and credit to the allowance for loan losses.

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2017, and December 31, 2016:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2017
Commercial and industrial	$1,353	$1,353	$698	$390	$390
Commercial real estate	832	832	117	7,581	7,581
Residential mortgage	377	377	377	101	101
	$2,562	$2,562	$1,192	$8,072	$8,072

DECEMBER 31, 2016
Commercial and industrial	$948	$948	$599	$1,178	$1,178
Commercial real estate	—	—	—	8,764	8,965
Commercial real estate construction	—	—	—	300	300
Residential mortgage	376	376	333	379	379
	$1,324	$1,324	$932	$10,621	$10,822

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2017 and 2016:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2017
Commercial and industrial	$1,360	$—	$734	$—
Commercial real estate	832	—	7,626	80
Commercial real estate construction	—	—	—	—
Residential mortgage	378	—	101	—
	$2,570	$—	$8,461	$80

SEPTEMBER 30, 2016
Commercial and industrial	$—	$—	$1,361	$3
Commercial real estate	—	—	8,156	104
Commercial real estate construction	—	—	300	—
Residential mortgage	374	—	414	4
	$374	$—	$10,231	$111

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2017 and 2016:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2017
Commercial and industrial	$1,152	$—	$934	$—
Commercial real estate	416	—	8,155	293
Commercial real estate construction	—	—	75	25
Residential mortgage	377	—	238	15
	$1,945	$—	$9,402	$333

SEPTEMBER 30, 2016
Commercial and industrial	$—	$—	$1,400	$3
Commercial real estate	—	—	8,280	327
Commercial real estate construction	—	—	337	—
Residential mortgage	187	—	435	13
	$187	$—	$10,452	$343

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2017, and December 31, 2016, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	September 30, 2017	December 31, 2016
Commercial and industrial	$1,743	$2,126
Commercial real estate	4,474	1,593
Commercial real estate construction	—	300
Residential mortgage	478	483
	$6,695	$4,502

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of September 30, 2017, and December 31, 2016:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
SEPTEMBER 30, 2017
Nonaccruing troubled debt restructurings:
Commercial real estate	$4,015	$4,073	$3,434
Total nonaccruing troubled debt restructurings	4,015	4,073	3,434
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,939
Total accruing troubled debt restructurings	4,577	4,577	3,939
Total Troubled Debt Restructurings	$8,592	$8,650	$7,373

DECEMBER 31, 2016
Nonaccruing troubled debt restructurings:
Commercial real estate	$648	$648	$377
Total nonaccruing troubled debt restructurings	648	648	377
Accruing troubled debt restructurings:
Commercial real estate	7,944	8,002	7,171
Residential mortgage	336	336	272
Total accruing troubled debt restructurings	8,280	8,338	7,443
Total Troubled Debt Restructurings	$8,928	$8,986	$7,820

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of September 30, 2017 and 2016, there were no defaulted troubled debt restructured loans, however two borrowers advised that further payments were unlikely, therefore they were moved to nonaccrual status in the second quarter of 2017. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2017 and 2016. One troubled debt restructured loan paid off during 2017 in the amount of $283,000 and one paid off during 2016 in the amount of $74,000. All other troubled debt restructured loans were current as of September 30, 2017, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of September 30, 2017, only two of the loans classified as troubled debt restructured loans have active forbearance agreements. Of those, one forbearance agreement was negotiated during 2013 and the other forbearance agreement was negotiated during 2016. All other forbearance agreements have expired or the loans have paid off.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2017 and 2016. Two properties were added to nonaccrual in the second quarter of 2017. Both loans are current with their modified terms and are supported by adequate collateral.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2017 and December 31, 2016, totaled $1,109,000 and $471,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2017, and December 31, 2016:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2017
Originated Loans
Commercial and industrial	$75	$1	$1,749	$1,825	$160,832	$162,657	$6
Commercial real estate	—	—	1,313	1,313	339,608	340,921	—
Commercial real estate construction	—	332	—	332	31,969	32,301	—
Residential mortgage	397	363	1,977	2,737	353,940	356,677	1,499
Home equity lines of credit	105	50	96	251	77,677	77,928	96
Consumer	65	3	—	68	14,345	14,413	—
Total originated loans	642	749	5,135	6,526	978,371	984,897	1,601
Acquired Loans
Commercial and industrial	—	1	—	1	6,379	6,380	—
Commercial real estate	—	—	—	—	142,752	142,752	—
Commercial real estate construction	76	—	—	76	7,402	7,478	—
Residential mortgage	298	115	25	438	64,617	65,055	25
Home equity lines of credit	605	—	—	605	26,580	27,185	—
Consumer	12	—	—	12	2,611	2,623	—
Total acquired loans	991	116	25	1,132	250,341	251,473	25
Total Loans
Commercial and industrial	75	2	1,749	1,826	167,211	169,037	6
Commercial real estate	—	—	1,313	1,313	482,360	483,673	—
Commercial real estate construction	76	332	—	408	39,371	39,779	—
Residential mortgage	695	478	2,002	3,175	418,557	421,732	1,524
Home equity lines of credit	710	50	96	856	104,257	105,113	96
Consumer	77	3	—	80	16,956	17,036	—
Total Loans	$1,633	$865	$5,160	$7,658	$1,228,712	$1,236,370	$1,626

DECEMBER 31, 2016
Commercial and industrial	$26	$1	$1,178	$1,205	$139,139	$140,344	$—
Commercial real estate	325	674	—	999	317,981	318,980	—
Commercial real estate construction	—	—	300	300	14,971	15,271	—
Residential mortgage	2,866	657	1,413	4,936	343,603	348,539	937
Home equity lines of credit	310	56	408	774	69,298	70,072	408
Consumer	31	47	—	78	14,626	14,704	—
Total loans	$3,558	$1,435	$3,299	$8,292	$899,618	$907,910	$1,345

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2017
Allowance for Loan Losses
Beginning balance - July 1, 2017	$3,246	$5,210	$135	$3,368	$607	$815	$767	$14,148
Charge-offs	(60)	—	—	(15)	(9)	(18)	—	(102)
Recoveries	8	—	40	10	—	1	—	59
Provisions	73	195	(31)	(101)	29	12	(177)	—
Ending balance - September 30, 2017	$3,267	$5,405	$144	$3,262	$627	$810	$590	$14,105

Beginning balance - January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(129)	—	—	(32)	(9)	(102)	—	(272)
Recoveries	17	61	40	52	—	13	—	183
Provisions	324	376	(43)	(236)	(12)	(24)	(385)	—
Ending balance - September 30, 2017	$3,267	$5,405	$144	$3,262	$627	$810	$590	$14,105
Ending balance: individually evaluated for impairment	$698	$117	$—	$377	$—	$—	$—	$1,192
Ending balance: collectively evaluated for impairment	$2,569	$5,288	$144	$2,885	$627	$810	$590	$12,913

Loans Receivable
Ending balance	$169,037	$483,673	$39,779	$421,732	$105,113	$17,036	$—	$1,236,370
Ending balance: individually evaluated for impairment	$1,743	$8,413	$—	$478	$—	$—	$—	$10,634
Ending balance: collectively evaluated for impairment	$167,294	$475,260	$39,779	$421,254	$105,113	$17,036	$—	$1,225,736

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2016
Allowance for Loan Losses
Beginning Balance - July 1, 2016	$2,557	$5,433	$134	$3,311	$607	$952	$1,642	$14,636
Charge-offs	(131)	—	—	(6)	—	(28)	—	(165)
Recoveries	5	—	—	8	—	4	—	17
Provisions	(80)	(60)	11	(46)	2	(11)	184	—
Ending balance - September 30, 2016	$2,351	$5,373	$145	$3,267	$609	$917	$1,826	$14,488

Beginning Balance - January 1, 2016	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Charge-offs	(221)	—	(135)	(45)	(9)	(50)	—	(460)
Recoveries	44	—	132	14	—	11	—	201
Provisions	20	157	36	(51)	(1)	(127)	(34)	—
Ending balance - September 30, 2016	$2,351	$5,373	$145	$3,267	$609	$917	$1,826	$14,488
Ending balance: individually evaluated for impairment	$—	$—	$—	$167	$—	$—	$—	$167
Ending balance: collectively evaluated for impairment	$2,351	$5,373	$145	$3,100	$609	$917	$1,826	$14,321

Loans Receivable
Ending balance	$122,926	$309,161	$13,243	$346,422	$65,689	$14,582	$—	$872,023
Ending balance: individually evaluated for impairment	$1,249	$8,042	$300	$759	$—	$—	$—	$10,350
Ending balance: collectively evaluated for impairment	$121,677	$301,119	$12,943	$345,663	$65,689	$14,582	$—	$861,673

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2016
Allowance for Loan Losses
Ending balance	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Ending balance: individually evaluated for impairment	$599	$—	$—	$333	$—	$—	$—	$932
Ending balance: collectively evaluated for impairment	$2,456	$4,968	$147	$3,145	$648	$923	$975	$13,262

Loans Receivable
Ending balance	$140,344	$318,980	$15,271	$348,539	$70,072	$14,704	$—	$907,910
Ending balance: individually evaluated for impairment	$2,126	$8,764	$300	$755	$—	$—	$—	$11,945
Ending balance: collectively evaluated for impairment	$138,218	$310,216	$14,971	$347,784	$70,072	$14,704	$—	$895,965

10.       Fair Value Measurements

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at September 30, 2017, and December 31, 2016, are as follows:

		September 30, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$99,014	$—	$99,014	$—
Mortgage-backed securities, residential		37,351	—	37,351	—
State and municipal		15,116	—	15,116	—
Corporate bonds		5,112	—	5,112	—
CRA mutual fund		1,042	1,042	—	—
Stock in other banks		757	757	—	—
Total securities available for sale	Recurring	$158,392	$1,799	$156,593	$—
Impaired loans	Nonrecurring	$5,462	$—	$—	$5,462

		December 31, 2016
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$79,579	$—	$79,579	$—
Mortgage-backed securities, residential		31,973	—	31,973	—
State and municipal		24,660	—	24,660	—
Corporate bonds		5,062	—	5,062	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		681	681	—	—
Total securities available for sale	Recurring	$142,990	$1,716	$141,274	$—
Impaired loans	Nonrecurring	$4,406	$—	$—	$4,406

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2017
Impaired loans	$5,462	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(34)%

December 31, 2016
Impaired loans	$4,406	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(39)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at September 30, 2017, and December 31, 2016:

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

Long-Term Borrowings (Carried at Cost)

The fair values of long-term borrowings are estimated using discounted cash flow analysis, based on quoted prices for new borrowings with similar credit risk characteristics, terms, and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The fair value of the trust preferred subordinated debt, included in long-term borrowings, was determined based upon an estimated fair value from an independent brokerage firm.

Off-Balance Sheet Credit-Related Instruments

The fair values for the Corporation’s off-balance sheet financial instruments (specifically, lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2017, and December 31, 2016:

	September 30, 2017
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,882	$17,882	$8,131	$9,751	$—
Interest-bearing deposits in banks	31,609	31,609	31,609	—	—
Investment securities available for sale	158,392	158,392	1,799	156,593	—
Investment securities held to maturity	47,369	47,373	—	47,373	—
Loans held for sale	1,873	1,873	—	1,873	—
Loans, less allowance for loan losses	1,222,265	1,205,807	—	—	1,205,807
Accrued interest receivable	3,795	3,795	—	3,795	—
Restricted investment in bank stocks	4,821	4,821	—	4,821	—

Financial liabilities:
Deposits	1,311,884	1,307,677	—	1,307,677	—
Short-term borrowings	33,806	33,806	—	33,806	—
Long-term borrowings	96,850	97,129	—	97,129	—
Accrued interest payable	1,072	1,072	—	1,072	—

Off-balance sheet financial instruments	—	—	—	—	—

	December 31, 2016
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,796	$13,796	$6,921	$6,875	$—
Interest-bearing deposits in banks	5,135	5,135	5,135	—	—
Investment securities available for sale	142,990	142,990	1,716	141,274	—
Investment securities held to maturity	55,568	55,425	—	55,425	—
Loans held for sale	1,770	1,770	—	1,770	—
Loans, less allowance for loan losses	893,176	888,169	—	—	888,169
Accrued interest receivable	3,158	3,158	—	3,158	—
Restricted investment in bank stocks	4,349	4,349	—	4,349	—

Financial liabilities:
Deposits	967,621	967,236	—	967,236	—
Short-term borrowings	34,590	34,590	—	34,590	—
Long-term borrowings	74,250	75,029	—	75,029	—
Accrued interest payable	837	837	—	837	—

Off-balance sheet financial instruments	—	—	—	—	—

11.       Securities Sold Under Agreements to Repurchase (Repurchase Agreements)

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2017, and December 31, 2016:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2017
Repurchase agreements
Commercial customers and government entities	(a)	$33,806	$—	$33,806	$(33,806)	$—	$—

December 31, 2016
Repurchase agreements
Commercial customers and government entities	(a)	$34,590	$—	$34,590	$(34,590)	$—	$—

(a) As of September 30, 2017, and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $41,149,000 and $41,406,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2017:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$33,806	$—	$—	$—	$33,806
Total	$33,806	$—	$—	$—	$33,806

12.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	September 30, 2017	December 31, 2016
FHLB Advances	$87,250	$74,250
Loan Payable to local bank	4,600	—
Trust preferred subordinated debt	5,000	—
	$96,850	$74,250

The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock. FHLB advances have maturity dates from 2017 to 2021 with a weighted average rate of 1.80%.

The loan payable to a local bank has a one-year draw period in which monthly interest-only payments are due on the outstanding principal amount. Commencing June 2018, terms include a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The borrower may prepay the principal balance of this note at any time without penalty.

The trust preferred subordinated debt is comprised of debt securities issued by NW Bancorp in June 2005 and assumed by ACNB Corporation through the acquisition. NW Bancorp issued $5,000,000 of 6.39% fixed rate capital securities to institutional investors in a private pooled transaction. The proceeds were transferred to NW Bancorp as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual arrangements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

13.       Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years.

This acquisition of NW Bancorp resulted in goodwill of approximately $13.3 million and generated $2.4 million in core deposit intangibles.

Combining goodwill resulting from this transaction with existing goodwill from the 2005 RIG purchase of $6,308,000, total goodwill included in the Corporation’s consolidated statement of condition is $19,580,000. Goodwill is not deductible for federal income tax purposes. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and NW Bancorp core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$6,667	$6,223
NW Bancorp core deposit intangibles	2,418	110

The RIG intangible assets are being amortized over 10 years on a straight line basis. The NW Bancorp core deposit intangible is being amortized using a sum of the year’s method over a 10-year period.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

14.       New Accounting Pronouncements

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

The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to non-interest income, the Corporation has identified revenue streams within the scope of the guidance, and has performed an evaluation of the underlying revenue contracts. Alternative methods are available for cash receipts of contingent commissions from the insurance agency segment. The method chosen will have a bearing on when this revenue source is recognized and can vary from period to period.

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

ASU 2017-13

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842).

ASU 2017-13 adds SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity’s filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities.

The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 1, 2016. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill for impairment during the nine months ended September 30, 2017. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2017, compared to Quarter ended September 30, 2016

Executive Summary

Net income for the three months ended September 30, 2017, was $1,912,000, compared to $2,768,000 for the same quarter in 2016, a decrease of $856,000 or 30.9%. Earnings per share was $0.27 in 2017 and $0.46 in 2016, respectively. The lower net income was a result of merger and integration costs related to the acquisition of New Windsor Bancorp, Inc. (“NW”) on July 1, 2017. These direct costs totaled $4,305,000 in the three months ended September 30, 2017 compared to $0 of direct costs in the three months ended September 30, 2016. Net interest income for the three month period ended September 30, 2017 increased $4,377,000, or 47.7%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $0 for the three month period ended September 30, 2017, no change from the same quarter in 2016, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.14% at September 30, 2017. Other income increased $629,000, or 19.1%, due in part to increases from the NW sources, discussed in more detail below. Other expenses not including merger and integration costs increased $1,782,000, or 20.3%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the operation of the new southern market, NWSB Bank, a division of ACNB Bank (“NWSB Bank”).

Merger with New Windsor Bancorp, Inc.

On July 1, 2017, the Corporation completed the merger with NW, the parent company of New Windsor State Bank (NWSB), with an aggregate value of approximately $33.3 million based on the Corporation’s June 30, 2017 closing share price. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes.

The fair value of total assets acquired as a result of the merger totaled $319.8 million, loans totaled $263.5 million, and deposits totaled $293.3 million. The Corporation’s presence expanded in north central Maryland complementing and expanding the Corporation’s existing network of retail banking offices in southcentral Pennsylvania. Note 2 to the Consolidated Financial Statement, “Acquisition of New Windsor Bancorp, Inc.”, provides detailed financial information related to the transaction.

Net Interest Income

Net interest income totaled $13,562,000 for the quarter ended September 30, 2017, compared to $9,185,000 for the same period in 2016, an increase of $4,377,000, or 47.7%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $4,928,000, or 48.4%, due to a 34.6% increase in average earning asset volume from organic growth and the addition of NW assets despite lower rates on new investments that replaced maturing investments. The increase in interest expense resulted from deposit rate increases in addition to organic growth and the addition of NW deposits. Besides the loans acquired from NW, increased lending was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was higher on investment securities due to investments acquired from NW, otherwise as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2017; even with increased loan demand, there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the third quarter of 2017, several of the core deposit rates continued at low rates in response to continued low rates on earning assets. Interest expense increased $551,000, or 55.3%, due to higher rates on transaction account deposits, certificate of deposit rate increases and more use of higher cost borrowings. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates starting in mid-December 2015 and continued in the fourth quarter of 2016 and first half of 2017. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the SEC on March 15, 2017. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2017 was 3.54% compared to 3.21% during the same period in 2016. Also comparing the third quarter of 2017 to 2016, the yield on interest earning assets increased by 0.37% and the cost of interest bearing liabilities increased by 0.04%. The net interest margin was 3.66% for the third quarter of 2017 and 3.30% for the third quarter of 2016. The increase in net interest income and increase in net interest margin during the third quarter of 2017 were both primarily due to the impact of the NW acquisition, which included a full quarter of average net interest-earning assets acquired and related net interest income. The net interest margin increase as a result of purchase accounting adjustments in connection with the NW acquisition added 17 basis points and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income while purchasing less lower yielding investments.

Average earning assets were $1,488,000,000 during the third quarter of 2017, an increase of $383,000,000 from the average for the third quarter of 2016. Average interest bearing liabilities were $1,153,000,000 in the third quarter of 2017, an increase of $276,000,000 from the same quarter in 2016. Non-interest demand deposits increased $97,000,000 on average. All increases included the acquisition of NW on July 1, 2017.

Provision for Loan Losses

The provision for loan losses was $0 in the third quarters of 2017 and 2016, respectively. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the NW acquisition which were recorded at fair value as of the acquisition date. Without the NW loans, total impaired loans at September 30, 2017 were 10.9% less than compared to December 31, 2016, however $3.1 million in two unrelated accruing troubled debt restructurings were moved to nonaccruing when the borrowers indicated that continued payments were not likely. A specific loss allocation was made on the smaller of the two loans, while the larger was considered well collateralized, as outlined in the narrative on the information on nonaccrual loans table. Nonaccrual loans increased by 48.7%, or $2,193,000, since December 31, 2016, and all substandard loans increased by 26.1% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans were manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2017 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2017, the Corporation had net charge-offs of $43,000, as compared to net charge-offs of $148,000 for the third quarter of 2016.

Other Income

Total other income was $3,930,000 for the three months ended September 30, 2017, up $629,000, or 19.1%, from the third quarter of 2016. Fees from deposit accounts increased by $239,000, or 37.9%, due to increased volume from organic growth and the NW acquisition. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $109,000 or 28.6%, to $490,000 due to variations in volume and mix, including volume from NW customers. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $489,000 for the three months ended September 30, 2017, as compared to $416,000 for the third quarter of 2016, a 17.5% net increase as a result of higher fee volume from increased assets under management net of lower estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance decreased by $0, or 0.0%, as a net result of increased volume, varying crediting rates on increased accreted values. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $44,000, or 3.5%, to $1,313,000 due to higher direct bill commissions and contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not totally predictable. There were no gains or losses on sales of securities during the third quarters of 2017 and 2016. Other income in the quarter ended September 30, 2017, was up by $164,000, or 50.0%, to $492,000 due to increased sales of residential mortgages and related fee income from the NW acquisition.

Other Expenses

Other expenses for the quarter ended September 30, 2017 were $14,867,000, an increase of $6,087,000 or 69.3%. Acquisition and integration costs related to the NW acquisition totaled $4,305,000 for the third quarter of 2017 compared to $0 for the third quarter of 2016. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included severance payments to NW staff separated by the merger, consultant costs to integrate NW bank systems into ACNB’s, and the cost to terminate all NW core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and the ongoing system integrity and quality.

Other than acquisition and integration costs, the largest component of other expenses is salaries and employee benefits, which increased by $1,135,000, or 20.3%, when comparing the third quarter of 2017 to the same quarter a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                    retaining customer-facing staff in the NWSB Bank markets to retain key loan and deposit relationships;

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

•                    increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                    defined benefit pension expense, which was down by $13,000, or 28.3%, when comparing the three months ended September 30, 2017, to the three months ended September 30, 2016, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $196,000, or 40.7%, mostly due to more offices from the NW acquisition. Equipment expense increased by $299,000, or 40.4%, as a result of more technology equipment and software maintenance expenses. In addition, debit card processing increased due to more volume.

Professional services expense totaled $224,000 for the third quarter of 2017, as compared to $217,000 for the same period in 2016, an increase of $7,000, or 3.2%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $119,000 for the quarter, or 3.3% lower in the third quarter of 2017, as compared to the same period of 2016. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $35,000 and $72,000 for the quarters ended September 30, 2017 and 2016, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The decreased expense in the third quarter of 2017 is related to less properties held. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2017 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $4,000, or 2.0%, comparing the quarters ended September 30, 2017 and 2016, due to a recovery on sales tax challenge received offsetting higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Pennsylvania raised the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense increased by 5.1% in part due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 6.1% based on FDIC decreases partially offset scheduled state regulatory rate increases. Intangible amortization increased 127.1% due to amortization of core deposit intangible from the NW acquisition. Other operating expenses increased by $84,000, or 9.1%, in the third quarter of 2017, as compared to the third quarter of 2016. Increases and decreases included normal variations for electronic delivery channels, telecommunications, and director fees, as well as various other categories. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $11,000 to other expenses in the third quarter of 2017 compared to $19,000 in 2016. These third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $713,000, or 27.2% of pretax income, during the third quarter of 2017, as compared to $938,000, or 25.3% of pretax income, during the same period in 2016. The variances from the federal statutory rate of 35% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $72,000 for the third quarters of 2017 and 2016, respectively.

Nine Months ended September 30, 2017, compared to Nine Months ended September 30, 2016

Executive Summary

Net income for the nine months ended September 30, 2017, was $7,271,000, compared to $8,297,000 for the same nine months in 2016, a decrease of $1,026,000 or 12.4%. Earnings per share was $1.14 in 2017 and $1.37 in 2016 respectively.  The lower net income was a result of merger and integration costs related to the acquisition of NW on July 1, 2017. These direct costs totaled $4,675,000 in the nine months ended September 30, 2017 compared to $0 of direct costs in the nine months ended September 30, 2016. Net interest income for the nine month period ended September 30, 2017 increased $5,637,000, or 20.7%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $0 for the nine month period ended September 30, 2017, no change from the same quarter in 2016, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.14% at September 30, 2017. Other income increased $556,000, or 5.6%, due in part to increases from the NW sources. Other expenses not including merger and integration costs increased $2,725,000, or 10.4%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the operation of the new southern market, NWSB Bank, a division of ACNB Bank.

Net Interest Income

Net interest income totaled $32,859,000 for the nine months ended September 30, 2017, compared to $27,222,000 for the same period in 2016, an increase of $5,637,000, or 20.7%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $6,449,000, or 21.4%, due to a 17.1% increase in average earning asset volume from organic growth and the July 1, 2017 addition of NW assets despite lower rates on new investments that replaced maturing investments. The increase in interest expense resulted from deposit rate increases in addition to organic growth and the addition of NW deposits. Increased lending was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income was lower on investment securities due to investments acquired from NW, otherwise as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first nine months of 2017; even with increased loan demand, there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first nine months of 2017, several of the core deposit rates continued at low rates in response to continued low rates on earning assets. Interest expense increased $812,000, or 27.7%, due to higher rates due to higher rates on transaction deposits, certificate of deposit rate increase and more use of higher cost borrowings. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates starting in mid-December 2015 and continued in the fourth quarter of 2016 and first quarter of 2017. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the SEC on March 15, 2017. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2017 was 3.37% compared to 3.27% during the same period in 2016. Also comparing the first nine months of 2017 to 2016, the yield on interest earning assets increased by 0.15% and the cost of interest bearing liabilities increased by 0.05%. The net interest margin was 3.48% for the first nine months of 2017 and 3.36% for the first nine months of 2016. The net interest margin increase was mainly a result of purchased accounting adjustments which added 7 basis points and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments after to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,262,000,000 during the first nine months of 2017, an increase of $185,000,000 from the average for the first nine months of 2016. Average interest bearing liabilities were $1,002,000,000 in the first nine months of 2017, an increase of $136,000,000 from the same period in 2016. Non-interest demand deposits increased $46,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $0 in the first nine months of 2017 and 2016. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the NW acquisition which were recorded at fair value as of the acquisition date. Without the NW loans, total impaired loans at September 30, 2017 were 10.9% lower compared to December 31, 2016, however $3.1 million in two unrelated accruing troubled debt restructurings were moved to nonaccruing when the borrowers indicated that continued payments were not likely. A $117,000 specific loss allocation was made on the smaller of the two loans, while the larger was considered well collateralized, as outlined in the narrative on the information on nonaccrual loans table. Because of this movement from accruing troubled debt restructurings to nonaccruing troubled debt restructurings, nonaccrual loans increased by 48.7%, or $2,193,000, since December 31, 2016; all substandard loans increased by 26.1% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2017 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2017, the Corporation had net charge-offs of $89,000, as compared to net charge-offs of $259,000 for the first nine months of 2016.

Other Income

Total other income was $10,540,000 for the nine months ended September 30, 2017, up $556,000, or 5.6%, from the first nine months of 2016. Fees from deposit accounts increased by $323,000, or 18.6%, due to variations in volume from organic growth and the NW acquisition. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $102,000 or 9.1%, to $1,229,000 due to variations in volume and mix including volume from NW customers. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary activities, which includes fees from both institutional and personal trust and investment management services and estate settlement services, totaled $1,409,000 for the nine months ended September 30, 2017, as compared to $1,244,000 for the first nine months of 2016, a 13.3% net increase as a result of higher fee volume from increased assets under management net of lower estate fee income, which is inherently sporadic in nature. Earnings on bank-owned life insurance decreased by $27,000, or 3.2%, as a result of varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $331,000, or 8.9%, to $4,031,000 due to higher direct bill and contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions; and contingent commissions are not totally predictable. There were no gains or losses on sales of securities during the first nine months of 2017 and 2016. There was a $449,000 gain on the sale of a bank administrative office building in the second quarter of 2016, in order to gain better efficiencies. Other income in the nine months ended September 30, 2017, was up by $111,000, or 12.4%, to $1,007,000 due to higher sales of residential mortgages and related fee income from the NW acquisition.

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

Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. The testing for potential impairment involved methods that include both current and projected income amounts, and RIG’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there is no impairment of goodwill, including the testing at October 1, 2016. However, future declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made. Further, a new FASB update to eliminate the second step test, thus basing impairment on the estimated fair value to the carrying value including goodwill.

Other Expenses

Other expenses for the nine months ended September 30, 2017 were $33,501,000, an increase of $7,400,000 or 28.4%. Acquisition and integration costs related to the NW acquisition totaled $4,675,000 for the third quarter of 2017 compared to $0 for the third quarter of 2016. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to NW staff separated by the merger, consultant costs to integrate NW bank systems into ACNB’s, and the cost to terminate all NW core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.

The largest component of other expenses is salaries and employee benefits, which increased by $1,788,000, or 10.8%, when comparing the first nine months of 2017 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                    retaining customer-facing staff in the NWSB Bank markets to retain key loan and deposit relationships;

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

•                    increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                    defined benefit pension expense, which was down by $39,000, or 28.3%, when comparing the nine months ended September 30, 2017, to the nine months ended September 30, 2016, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $157,000, or 10.1%, mostly due to more offices from the NW acquisition. Equipment expense increased by $454,000, or 20.5%, as a result of more technology equipment, software maintenance expenses. In additions, debit card processing increased due to more volume.

Professional services expense totaled $807,000 during the first nine months of 2017, as compared to $670,000 for the same period in 2016, an increase of $137,000, or 20.4%. This category includes expenses related to legal corporate governance, risk and compliance management engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $321,000 for the first nine months of 2017, or 17.9% lower, as compared to the same period of 2016. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products. Some of the higher expense in 2016 was also related to the opening of a new retail banking office location and the relocation of another office.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $51,000 and $112,000 for the nine months ended September 30, 2017 and 2016, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The decreased expense in 2017 is related to less properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2017 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $15,000, or 2.5%, comparing the nine months ended September 30, 2017 and 2016, due to recoveries on a sales tax challenge received offsetting higher Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Pennsylvania raised the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense increased by 6.7% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 15.6% based on FDIC decreases that partially offset scheduled state regulatory rate increases. Intangible amortization increased 37.1% due to amortization of core deposit intangible from the NW acquisition. Other operating expenses increased by $289,000, or 10.8%, in the first nine months of 2017, as compared to the first nine months of 2016. Increases included increased for electronic delivery and telecommunications for the expanded NW customer base and offices and increased corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $70,000 to other expenses in the first nine months of 2017 compared to $41,000 in the first half of 2016. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $2,627,000, or 26.5% of pretax income, during the first nine months of 2017, as compared to $2,808,000, or 25.3% of pretax income, during the same period in 2016. The variances from the federal statutory rate of 35% in both periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). Low-income housing tax credits were $215,000 for the nine months ended September 30, 2017 and 2016, respectively.

FINANCIAL CONDITION

Assets totaled $1,607,635,000 at September 30, 2017, compared to $1,206,320,000 at December 31, 2016, and $1,208,869,000 at September 30, 2016. Average earning assets during the nine months ended September 30, 2017, increased to $1,262,000,000 from $1,078,000,000 during the same period in 2016. Average interest bearing liabilities increased in 2017 to $1,002,000,000 from $866,000,000 in 2016, while average non-interest bearing deposits increased by $46,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were from the NW acquisition (available for sale fair value at acquisition of $21,624,000) net of purchases and matured securities to provide proper collateral for public deposits. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At September 30, 2017, the securities balance included a net unrealized gain on available for sale securities of $40,000, net of taxes, on amortized cost of $158,330,000 versus a net unrealized loss of $266,000, net of taxes, on amortized cost of $143,393,000 at December 31, 2016, and a net unrealized gain of $1,679,000, net of taxes, on amortized cost of $141,396,000 at September 30, 2016. The change in fair value of available for sale securities during 2017 was a result of an increase in fair value from a decrease in the U.S. Treasury yield curve rates, and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 and 2016 and twice to date in 2017. Other domestic and international events however have caused the U.S. Treasury yield curve to decrease in the time terms relevant to the investment securities in the Corporation’s portfolio as of September 30, 2017. Actions or lack of actions by the Federal Reserve and markets’ concern about domestic and global conditions lead to fair values being volatile on any given day in all periods presented.

At September 30, 2017, the securities balance included held to maturity securities with an amortized cost of $47,369,000 and a fair value of $47,373,000, as compared to an amortized cost of $55,568,000 and a fair value of $55,425,000 at December 31, 2016, and an amortized cost of $57,562,000 and a fair value of $58,566,000 at September 30, 2016. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.

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

Loans

Loans outstanding increased by $364,347,000, or 41.8%, from September 30, 2016, to September 30, 2017, and increased by $328,460,000, or 36.2%, from December 31, 2016, to September 30, 2017. The increase in loan volume was from the fair value acquired from NW of $263,450,000 at July 1, 2017 and $100,897,000 as the result of determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As normal course of business, more payoffs are anticipated in the remainder of 2017 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first nine months of 2017, total commercial purpose loans increased while local market portfolio residential mortgages also increased but to a lesser extent. Total commercial purpose segments increased $217,894,000, or 45.9%, as compared to December 31, 2016. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $89,355,000 at September 30, 2017, an increase of 21.9% over $73,272,000 held at the end of 2016, however these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $108,234,000, or 25.9%, as compared to December 31, 2016. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $526,845,000 total in residential mortgage loans at September 30, 2017, $139,952,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.05% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area that is proximal to its Pennsylvania and Maryland retail banking offices. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $265,208,000, or 21.5% of total loans, at September 30, 2017. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2017 and the resulting allowance at September 30, 2017, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2016 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2017. The amount of unallocated was decreased at September 30, 2017 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date September 30, 2017 and 2016, was $0. More specifically, even though total loans increased, there was no provision expense because of the fact that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at September 30, 2017, was $14,105,000, or 1.14% of loans, as compared to $14,488,000, or 1.66% of loans, at September 30, 2016, and $14,194,000, or 1.56% of loans, at December 31, 2016. In the following discussion, acquired loans from NW were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016
Beginning balance - January 1	$14,194	$14,747	$14,747
Provisions charged to operations	—	—	—
Recoveries on charged-off loans	183	213	201
Loans charged-off	(272)	(766)	(460)
Ending balance	$14,105	$14,194	$14,488

Loans past due 90 days and still accruing were $1,626,000 and nonaccrual loans were $6,695,000 as of September 30, 2017. $3,434,000 of the nonaccrual balance at September 30, 2017, were in troubled debt restructured loans. $3,939,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,840,000 at September 30, 2016, while nonaccruals were $3,693,000. $395,000 of the nonaccrual balance at September 30, 2016, was in troubled debt restructured loans. $6,657,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,345,000 at December 31, 2016, while nonaccruals were $4,502,000. $377,000 of the nonaccrual balance at December 31, 2016, were in troubled debt restructured loans. $7,443,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at September 30, 2017, September 30, 2016, and December 31, 2016, were approximately $8,029,000, $2,386,000 and $2,768,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2017, as compared to December 31, 2016, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2017
Owner occupied commercial real estate	9	$4,474	$117	$—	In market	1995 - 2012
Investment/rental residential real estate	2	478	377	—	In market	2003 - 2011
Commercial and industrial	3	1,743	698	—	In market	2006 - 2015
Total	14	$6,695	$1,192	$—

December 31, 2016
Commercial real estate construction	1	$300	$—	$—	In market	2014
Owner occupied commercial real estate	7	1,593	—	—	In market	1995 - 2012
Investment/rental residential real estate	3	483	333	61	In market	2003 - 2011
Commercial and industrial	3	2,126	599	—	In market	2006 - 2015
Total	14	$4,502	$932	$61

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

Owner occupied commercial real estate at September 30, 2017, includes nine unrelated loan relationships, all of which except for a $2,269,000 loan relationship for a retreat property, have balances of less than $833,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017 and is current with modified terms and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. Another property added in the second quarter of 2017 is an $832,000 loan with modified terms and conditions originated in 2011 secured by a tourism related lodging real estate that was assigned $117,000 in specific allocation based on a recent appraisal. The property is being actively marketed. A third property added in the second quarter 2017 is a $638,000 loan relationship ($485,000 in commercial and industrial and $153,000 in owner occupied commercial real estate) with normal terms and conditions secured by a by construction business assets that was assigned $181,000 in specific allocation based on bankruptcy filings. All assets including real estate are being liquidated with bankruptcy court supervision. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. One loan was removed in 2017 after the borrower established an extended period of regular payments.

Investment/rental residential real estate at September 30, 2017, includes two loan relationships totaling $478,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $377,000 loan with multiple separate rental houses was added in the second quarter of 2016 and has a $377,000 specific loss allocation based on a current appraisal adjusted for partial sales. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

Included in impaired commercial and industrial loans at September 30, 2017, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $390,000, which is net of $1,326,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. Liquidation of trade assets is in process. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. An unrelated $867,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $517,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The lack of provision for loan losses for 2017 and 2016 was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and with substandard loans in the third quarter of 2017, no provision addition to the allowance was necessary in proportion to nonaccrual and substandard loans increase in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $53,000 was recognized in the first nine months of 2017. ACNB valued six buildings acquired from NW at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $275,000 for three unrelated properties and borrowers at September 30, 2017, compared to $256,000 for four unrelated properties and borrowers at December 31, 2016, three of which were disposed of in 2017. The increase in the carrying value was due to the two properties that were acquired from NW at fair value. All properties are being actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2017; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,311,884,000 as of September 30, 2017. Deposits increased by $346,337,000, or 35.9%, from September 30, 2016, to September 30, 2017, and increased by $344,263,000, or 35.6%, from December 31, 2016, to September 30, 2017. Deposits acquired from NW totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2017, short-term borrowings were $33,806,000, as compared to $34,590,000 at December 31, 2016, and $35,503,000 at September 30, 2016. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2016, repurchase agreement balances were down $784,000, or 2.3%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2017, December 31, 2016, and September 30, 2016. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of NW. Long-term borrowings totaled $96,850,000 at September 30, 2017, versus $74,250,000 at December 31, 2016, and $76,500,000 at September 30, 2016. The Corporation increased long-term borrowings 26.6% from September 30, 2016. A $4.6 million borrowing from a local bank was made to fund cash payment to shareholders of the NW acquisition. $10.8 million was added to FHLB borrowings to fund balance loan demand in excess of deposit growth. Laddered FHLB fixed-rate term advances were taken in to mature from 2017 to 2021 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from NW. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $153,256,000 at September 30, 2017, compared to $120,061,000 at December 31, 2016, and $120,754,000 at September 30, 2016. Stockholders’ equity increased in the first nine months of 2017 by $33,195,000 due to $3,442,000 in earnings retained in capital and by $29,118,000 in new shares issued.

The acquisition of NW resulted in 938,360 new ACNB shares issued to the NW shareholders valued at $28,620,000.

A $635,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2017, ACNB earned $7,271,000 and paid dividends of $3,829,000 for a dividend payout ratio of 52.7%. During the first nine months of 2016, ACNB earned $8,297,000 and paid dividends of $3,627,000 for a dividend payout ratio of 43.7%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2017, 10,954 shares were issued under this plan with proceeds in the amount of $258,000. Year-to-date September 30, 2016, 13,903 shares were issued under this plan with proceeds in the amount of $338,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Year-to-date September 30, 2017, 6,193 shares were issued under this plan. Year-to-date September 30, 2016, 7,435 shares were issued under this plan. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2017, and December 31, 2016, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of September 30, 2017, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	September 30, 2017	December 31, 2016	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.77%	8.82%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	12.28%	12.96%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.28%	12.96%	8.00%
Total risk-based capital ratio	13.53%	14.22%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2017, ACNB’s banking subsidiary had a borrowing capacity of approximately $543,000,000 from the FHLB, of which $439,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $303,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $33,806,000 and $34,590,000 at September 30, 2017, and December 31, 2016, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2017, the Corporation had unfunded outstanding commitments to extend credit of approximately $268,863,000 and outstanding standby letters of credit of approximately $6,974,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2017, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their property is the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended September 30, 2017. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2017, there were 19,301 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 180,699. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2017, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2017, there were 133,641 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - MINE SAFETY DISCLOSURES - NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 2.1

Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of November 21, 2016, as amended. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-215914 on Form S-4, filed with the Commission on February 6, 2017.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

Exhibit 2.2

Amendment No. 2 to Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of April 18, 2017. (Incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on August 4, 2017.)

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

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 11 of this Form 10-Q.)

Exhibit 14	Code of Ethics. (A copy of the Code of Ethics is available under the Corporate Governance Documents section of the Registrant’s website at www.acnb.com.)

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

ACNB CORPORATION (Registrant)

Date:	November 3, 2017	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)