Form 10-K
period 2017-12-31
ACNB CORP
filed 2018-03-09
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2017, was approximately $208,794,290.

         The number of shares of the registrant's common stock outstanding on March 9, 2018, was 7,023,658.

         Documents Incorporated by Reference

         Portions of the registrant's 2018 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation's market area; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation's brand and protect the Corporation's intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc. (RIG), Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 22 community banking offices located in the four southcentral Pennsylvania counties of Adams, Cumberland, Franklin and York, as well as one loan production office in York County, Pennsylvania. In addition, NWSB Bank, a division of ACNB Bank, serves its marketplace via a network of seven community banking offices located in Carroll County, Maryland. RIG, the Corporation's insurance subsidiary, offers a broad range of commercial and personal insurance lines through offices in Westminster, Carroll County, and Germantown, Montgomery County, Maryland.

        ACNB Corporation was formed in 1982, then became the holding company for Adams County National Bank (now ACNB Bank) in 1983. The Corporation purchased RIG, its insurance subsidiary, in 2005. And, effective July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland.

        ACNB's major source of unconsolidated operating funds is dividends that it receives from its subsidiaries. ACNB's expenses consist principally of losses from low-income housing investments, as well as interest paid in 2015 on a term loan for the purchase of RIG that was paid off in July 2015. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank.

        ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.

        The common stock of ACNB is listed on The NASDAQ Capital Market under the symbol ACNB.

New Windsor Bancorp, Inc. Acquisition

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor), a bank holding company based in Taneytown, Maryland. In addition, New Windsor State Bank, a Maryland state-chartered bank and New Windsor's wholly-owned subsidiary, merged with and into ACNB Bank. The acquisition was valued at $33.3 million and resulted in ACNB issuing $4.5 million in cash and 938,360 shares to New Windsor shareholders.

BANKING SUBSIDIARY

ACNB Bank

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area's economy. At December 31, 2017, ACNB Bank had total assets of $1,584,000,000, total gross loans of $1,244,000,000, total deposits of $1,584,000,000, and total equity capital of $143,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.

        The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2017, the Bank has 13 community banking offices in Adams County, five community banking offices in York County, one community banking office in Cumberland County, and two community banking offices in Franklin County, as well as a loan production office in York County, Pennsylvania. In Maryland, ACNB Bank operated seven community banking offices in Carroll County branded as NWSB Bank, a division of ACNB Bank. The Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, ACNB Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $224,000,000 at December 31, 2017.

        In addition to ACNB Bank Trust & Investment Services, under the umbrella of ACNB Wealth Management, ACNB offers retail brokerage services through a third-party provider as a result of the acquisition of New Windsor State Bank effective July 1, 2017. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2017, total assets under management with the broker/dealer were $103,000,000.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        ACNB Corporation's wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), is a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients with licenses in 44 states. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. RIG operates a second office location in Germantown, Maryland. Total assets of RIG as of December 31, 2017, were $9,368,000.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of Franklin County, Pennsylvania, and all of Carroll County, Maryland. Approximately 60% of the

population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank's market recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate averaged 3.74% in the subsidiary bank's five-county marketplace, while it was 4.70% overall in Pennsylvania and 4.10% in the United States.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, thrifts, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the internet. There are 91 publicly-traded banks in Pennsylvania and Maryland, 17 have greater market share than ACNB. In addition, there are 17 thrift institutions and numerous credit unions in Pennsylvania and Maryland, some with greater market share.

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

        USA PATRIOT ACT OF 2001 (Patriot Act)—In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

        TAX CUTS AND JOBS ACT—On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. ACNB anticipates that this tax rate change should reduce its federal income tax liability in future years beginning with 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017, resulting in an approximately $1.7 million reduction to earnings in 2017.

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

        ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE—Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumer's ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages", which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages and, as a result, generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are "higher-priced"

(e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation's lending activities and the Corporation's statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation's business.

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

        FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA)—The Federal Deposit Insurance Corporation Improvement Act requires that institutions be classified, based on their risk-based capital ratios, into one of five defined categories, as follows and as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized.

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

  •
  A minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%.

  •
  A minimum ratio of total capital to risk-weighted assets of 8.0%.

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

        A more in-depth discussion of how these new capital rules affect ACNB Corporation appears under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        JUMPSTART OUR BUSINESS STARTUPS ACT (JOBS ACT)—In 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

ACCOUNTING POLICY DISCLOSURE

        Disclosure of the Corporation's significant accounting policies is included in Note A—"Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses which is located in Note D—"Loans and Allowance for Loan Losses" in the Notes to Consolidated Financial Statements.

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

  •
  Investment Portfolio

  •
  Loan Maturity and Interest Rate Sensitivity

  •
  Loan Portfolio

  •
  Allocation of Allowance for Loan Losses

  •
  Deposits

  •
  Short-Term Borrowings

AVAILABLE INFORMATION

        The Corporation's reports, proxy statements, and other information are available for inspection and copying at the SEC Office of Investor Education and Advocacy at 100 F Street, N.E., Washington, DC 20549, at prescribed rates. The public may obtain information from the Office of Investor Education and Advocacy by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is https://www.sec.gov.

        Upon a shareholder's written request, a copy of the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President/Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln

Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at https://www.acnb.com and click on "Investor Relations".

EMPLOYEES

        As of December 31, 2017, ACNB had 358 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ACQUISITION

        ACNB Corporation and its subsidiaries have experienced stable organic growth. In addition, on July 1, 2017, New Windsor Bancorp, Inc. was acquired as discussed further in this Form 10-K.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2017, approximately 56% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

        ACNB's banking subsidiary also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and agencies, and governmental organizations which may offer more favorable terms. Some of its nonbank competitors are not subject to the same extensive regulations that govern ACNB's banking operations. As a result, such nonbank competitors may have advantages over ACNB's banking subsidiary in providing certain products and services. This competition may reduce or limit ACNB's margins on banking services, reduce its market share, and adversely affect its earnings and financial condition.

THE BASEL III CAPITAL REQUIREMENTS MAY REQUIRE ACNB TO MAINTAIN HIGHER LEVELS OF CAPITAL, WHICH COULD REDUCE ACNB'S PROFITABILITY.

        Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over future years and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support the Corporation's business risk profile prior to final implementation of the Basel III standards. If ACNB and the subsidiary bank are required to maintain higher levels of capital, ACNB and the subsidiary bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to ACNB and the subsidiary bank and adversely impact ACNB's financial condition and results of operations.

THE CORPORATION'S OPERATIONS OF ITS BUSINESS, INCLUDING ITS TRANSACTIONS WITH CUSTOMERS, ARE INCREASINGLY DONE VIA ELECTRONIC MEANS, AND THIS HAS INCREASED ITS RISKS RELATED TO CYBERSECURITY.

        The Corporation is exposed to the risk of cyberattacks in the normal course of business. In addition, the Corporation is exposed to cyberattacks on vendors and merchants that affect the Corporation and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems. While ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While the Corporation has not incurred any material losses related to cyberattacks, nor is it aware of any specific or threatened cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyberattacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support ACNB's business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

ACNB'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.

        Management regularly reviews and updates ACNB's internal controls, disclosure controls, and procedures, as well as corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB's business, financial condition, and results of operations.

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

        While much of how Dodd-Frank and other financial industry reforms will change ACNB's current business operations depends on the specific regulatory reforms and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on the entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which ACNB does business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which ACNB will be able to adjust its businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, ACNB believes compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit ACNB's ability to pursue certain business opportunities.

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

ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

        ACNB's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB's key personnel could have a material adverse impact on ACNB's business because the Corporation would no longer have the benefit of their skills, knowledge of ACNB's market, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel. ACNB and/or one of its subsidiaries currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President/Secretary & Chief Governance Officer; Executive Vice President/Treasurer & Chief Financial Officer; the President & Chief Executive Officer of Russell Insurance Group, Inc.; and, the Executive Vice President/Chief Lending & Revenue Officer of ACNB Bank.

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

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. ACNB has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose ACNB to credit risk in the event of a default by a counterparty or customer. In addition, ACNB's credit risk may be exacerbated when the collateral held by ACNB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to ACNB. Any such losses could have a material adverse effect on ACNB's financial condition and results of operations.

MARKET VOLATILITY MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB'S LIQUIDITY AND FINANCIAL CONDITION.

        The capital and credit markets have experienced extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the market disruption and volatility returns, there can be no assurance that ACNB will not experience adverse effects, which may be material, on its liquidity, financial condition and results of operations.

ACNB MAY NEED OR BE COMPELLED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHICH COULD DILUTE SHAREHOLDERS OR BE UNAVAILABLE WHEN NEEDED OR AT UNFAVORABLE TERMS.

        ACNB's regulators or market conditions may require it to increase its capital levels. If ACNB raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on ACNB's stock price. New investors may also have rights, preferences and privileges senior to ACNB's current shareholders, which may adversely impact its current shareholders. ACNB's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, ACNB cannot be assured of its ability to raise additional capital on terms and/or in time frames acceptable to it, or to raise additional capital at all. If ACNB cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect ACNB's operations, financial condition, and results of operations.

ACNB'S FUTURE ACQUISITIONS COULD DILUTE SHAREHOLDER OWNERSHIP AND MAY CAUSE IT TO BECOME MORE SUSCEPTIBLE TO ADVERSE ECONOMIC EVENTS.

        ACNB may use its common stock to acquire other companies or make investments in banks and other complementary businesses in the future. ACNB may also issue additional shares of common stock to pay for future acquisitions, which would dilute current investors' ownership interest in ACNB. Future business acquisitions could be material to ACNB, and the degree of success achieved in acquiring and integrating these businesses into ACNB could have a material effect on the value of ACNB's common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, ACNB could become more susceptible to economic downturns and competitive pressures.

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

ACNB IS SUBJECT TO POTENTIAL IMPAIRMENT OF GOODWILL AND INTANGIBLES.

        ACNB has certain long-lived assets including purchased intangible assets subject to amortization and associated goodwill assets which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

        Goodwill, which has an indefinite useful life, is evaluated pursuant to ASC Topic 350, Intangibles—Goodwill and Other, for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment. Further, a new FASB update eliminates the second step test, thus basing impairment on the estimated fair value to the carrying value including goodwill.

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

ACNB'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY.

        ACNB relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in ACNB's customer relationship management, general ledger, deposit, loan and other systems. While ACNB has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of ACNB's information systems could damage ACNB's reputation adversely affecting customer or investor confidence, result in a loss of customer business, subject ACNB to additional regulatory scrutiny and possible regulatory penalties, or expose ACNB to civil litigation and possible financial liability, any of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB'S BUSINESS.

        The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on ACNB's ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, ACNB could be materially adversely affected. Third parties with which ACNB does business could also be sources of operational risk to ACNB, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish ACNB's ability to operate one or more of the Corporation's businesses, or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect ACNB. Such events could affect the stability of ACNB's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair ACNB's liquidity, cause significant property damage, result in loss of revenue, and/or cause ACNB to incur additional expenses.

        ACNB may be subject to disruptions or failures of the financial, accounting, network and/or other information processing systems arising from events that are wholly or partially beyond ACNB's control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, disease pandemics, damage to property or physical assets, or terrorist acts. ACNB has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. ACNB also reviews and evaluates the business continuity plans of critical third-party service providers. While ACNB believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to ACNB's reputation, and loss or liability to the Corporation.

CHANGES IN CONTROL OF THE UNITED STATES GOVERNMENT AND ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT THE CORPORATION.

        The Republican Party controlling of the White House, as well as the Republican Party maintaining or losing control of both the House of Representatives and Senate of the United States in the next congressional election, could result in significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact the Corporation's business, financial condition, and results of operations. In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch, and a downgrade of the Unites States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB's financial condition and results of operations.

ACNB'S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.

        Poor economic conditions and the resulting bank failures increased the costs of the FDIC and adversely impacted its Deposit Insurance Fund. Any additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB's financial condition and results of operations.

FEDERAL INCOME TAX REFORM COULD HAVE UNFORESEEN EFFECTS ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the "Tax Cuts and Jobs Act." ACNB is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on ACNB. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of the Tax Cuts and Jobs Act on the Corporation's business and on holders of ACNB common shares is uncertain and could be adverse. ACNB anticipates that the impact of the Tax Cuts and Jobs Act may be material to its business, financial condition, and results of operations.

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

        Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about ACNB's business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by ACNB's employees or customers could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny, and possible regulatory penalties, litigation, or negative publicity that could damage ACNB's reputation adversely affecting customer or investor confidence.

A NEW ACCOUNTING STANDARD MAY REQUIRE ACNB TO INCREASE THE ALLOWANCE FOR LOAN LOSSES AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Corporation after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require ACNB to increase its allowance for loan losses, and to greatly increase the types of data ACNB would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in ACNB's allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on ACNB's financial condition and results of operations.

RISKS RELATING TO THE ACQUISITION OF NEW WINDSOR BANCORP, INC. (NEW WINDSOR) BY ACNB CORPORATION

THE ACQUISITION MAY DISTRACT ACNB'S MANAGEMENT TEAM FROM THEIR OTHER RESPONSIBILITIES.

        Continuing acquisition-related matters could cause the management of ACNB to focus their time and energies on matters related to the acquisition that otherwise would be directed to the Corporation's business and operations. Any such distraction on the part of management, if significant, could affect management's ability to service existing business, develop new business, and adversely affect the combined company's post-acquisition business and earnings.

POST-ACQUISITION INTEGRATION AND CHANGE OF ACNB'S HISTORICAL BUSINESS MODEL MAY FAIL TO ACHIEVE EXPECTED RESULTS.

        The success of the transaction depends heavily on a smooth integration and post-acquisition operations of ACNB. Benefits of the transaction to shareholders may not be realized if the post-acquisition integration is not well executed or well received by each company's historical customers.

ACNB MAY FAIL TO REALIZE THE COST SAVINGS IT EXPECTED TO ACHIEVE FROM THE ACQUISITION.

        The success of the acquisition depends, in part, on ACNB's ability to realize the estimated cost savings from combining the businesses of ACNB and New Windsor. While ACNB believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than ACNB anticipated. ACNB's cost savings estimates also depend on its ability to combine the businesses of ACNB and New Windsor in a manner that permits those cost savings to be realized. If ACNB's estimates are incorrect or it is unable to combine the two successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

POTENTIAL ACQUISITIONS MAY DISRUPT THE CORPORATION'S BUSINESS AND DILUTE SHAREHOLDER VALUE.

        We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short- and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders' ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders' equity.

        Our acquisition activities could involve a number of additional risks, including the risks of:

  •
  incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

  •
  using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;

  •
  the time and expense required to integrate the operations and personnel of the combined businesses;

  •
  creating an adverse short-term effect on our results of operations; and

  •
  losing key employees and customers as a result of an acquisition that is poorly received.

        We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.

RISKS RELATED TO THE WEALTH MANAGEMENT AND INSURANCE INDUSTRIES

REVENUES AND PROFITABILITY FROM OUR WEALTH MANAGEMENT BUSINESS MAY BE ADVERSELY AFFECTED BY ANY REDUCTION IN ASSETS UNDER MANAGEMENT AND SUPERVISION AS A RESULT OF EITHER A DECLINE IN MARKET VALUE OF SUCH ASSETS OR NET OUTFLOWS, WHICH COULD REDUCE TRUST, INVESTMENT ADVISORY AND BROKERAGE AND OTHER SERVINGS FEES EARNED.

        The wealth management business derives the majority of its revenue from noninterest income which consists of trust, investment advisory and brokerage and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities.

THE WEALTH MANAGEMENT INDUSTRY IS SUBJECT TO EXTENSIVE REGULATION, SUPERVISION AND EXAMINATION BY REGULATORS, AND ANY ENFORCEMENT ACTION OR ADVERSE CHANGES IN THE LAWS OR REGULATIONS GOVERNING OUR BUSINESS COULD DECREASE OUR REVENUES AND PROFITABILITY.

        The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with an applicable regulation, governmental regulators, including the SEC, and FINRA, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

REVENUES AND PROFITABILITY FROM OUR INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY MARKET CONDITIONS, WHICH COULD REDUCE INSURANCE COMMISSIONS AND FEES EARNED.

        The revenues of our fee based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products we sell. Due to the cyclical nature of the insurance market and the impact of other market and macro economic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact our profitability.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main community banking office in Gettysburg, Adams County, Pennsylvania, had a community banking office network of 28 offices in Pennsylvania and Maryland at December 31, 2017. Including the main office, 14 community banking offices are located in Adams County, one is located in Cumberland County, two are located in Franklin County, and five are located in York County, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania. In Maryland, there are seven community banking offices located in Carroll County, all branded as NWSB Bank, a division of ACNB Bank. Bank offices at 19 locations are owned, while 11 are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG owns an office, free and clear of encumbrances, located in Carroll County, Maryland, and leases an office in Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2017, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2017 and 2016, there were 20,000,000 shares of common stock authorized, 7,086,258 and 6,126,738 shares issued, respectively, and 7,023,658 and 6,064,138 shares outstanding, respectively. As of December 31, 2017, ACNB had approximately 2,341 stockholders of record. At December 31, 2017 and 2016, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note J—"Regulatory Restrictions on Dividends" and Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2017, there were 19,301 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 180,699. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2017, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2017, there were 137,654 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        There have been no unregistered sales of stock in 2017, 2016 or 2015.

        The following table reflects the quarterly high and low prices of ACNB's common stock and the cash dividends on the common stock for the periods indicated.

	Price Range Per Share
			Per Share Dividend
	High	Low
2017:
First Quarter	$31.45	$28.45	$0.20
Second Quarter	31.35	28.10	0.20
Third Quarter	30.65	26.00	0.20
Fourth Quarter	30.45	27.15	0.20

	Price Range Per Share
			Per Share Dividend
	High	Low
2016:
First Quarter	$22.65	$21.10	$0.20
Second Quarter	25.35	21.81	0.20
Third Quarter	27.48	24.98	0.20
Fourth Quarter	32.50	25.75	0.20

        The Corporation used the Mid-Atlantic Custom Peer Group—Asset $700M-$2B performance graph below, which management believes better represents the Corporation's performance versus other financial institutions of similar size.

Total Return Performance

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
ACNB Corporation	100.00	116.64	146.12	148.74	225.05	218.94
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
Mid-Atlantic Custom Peer Group—Asset $700M-$2B*	100.00	126.74	134.00	142.84	179.92	212.27

*
Mid-Atlantic Custom Peer Group—Asset $700M-$2B consists of Mid-Atlantic commercial banks with assets between $700M to $2B as of September 30, 2017, and indicated below. Source: S&P Global Market Intelligence

Company	City	State	Company	City	State
1st Constitution Bancorp	Cranbury	NJ	First Keystone Corporation	Berwick	PA
1st Summit Bancorp of Johnstown, Inc.	Johnstown	PA	First United Corporation	Oakland	MD
ACNB Corporation	Gettysburg	PA	FNB Bancorp, Inc.	Newtown	PA
Adirondack Trust Company	Saratoga Springs	NY	FNCB Bancorp, Inc.	Dunmore	PA
AmeriServ Financial, Inc.	Johnstown	PA	Franklin Financial Services Corporation	Chambersburg	PA
Bancorp of New Jersey, Inc.	Fort Lee	NJ	Howard Bancorp, Inc.	Ellicott City	MD
Bank of Princeton	Princeton	NJ	Kish Bancorp, Inc.	Belleville	PA
Bank of Utica	Utica	NY	Lyons Bancorp, Inc.	Lyons	NY
BCB Bancorp, Inc.	Bayonne	NJ	Marlin Business Services Corp.	Mount Laurel	NJ
CB Financial Services, Inc.	Carmichaels	PA	Meridian Bank	Malvern	PA
CCFNB Bancorp, Inc.	Bloomsburg	PA	Metropolitan Bank Holding Corp.	New York	NY
Chemung Financial Corporation	Elmira	NY	Mid Penn Bancorp, Inc.	Millersburg	PA
Citizens & Northern Corporation	Wellsboro	PA	Norwood Financial Corp.	Honesdale	PA
Citizens Financial Services, Inc.	Mansfield	PA	Orange County Bancorp, Inc.	Middletown	NY
Codorus Valley Bancorp, Inc.	York	PA	Orrstown Financial Services, Inc.	Shippensburg	PA
Community Financial Corporation	Waldorf	MD	Parke Bancorp, Inc.	Sewell	NJ
DNB Financial Corporation	Downingtown	PA	Pathfinder Bancorp, Inc.	Oswego	NY
Embassy Bancorp, Inc.	Bethlehem	PA	Penns Woods Bancorp, Inc.	Williamsport	PA
Emclaire Financial Corp	Emlenton	PA	QNB Corp.	Quakertown	PA
Empire Bancorp Inc.	Islandia	NY	Shore Bancshares, Inc.	Easton	MD
ENB Financial Corp	Ephrata	PA	Solvay Bank Corporation	Solvay	NY
Evans Bancorp, Inc.	Hamburg	NY	Somerset Trust Holding Company	Somerset	PA
Fidelity D & D Bancorp, Inc	Dunmore	PA	Stewardship Financial Corporation	Midland Park	NJ
First American International Corp.	Brooklyn	NY	Sussex Bancorp	Rockaway	NJ
First Bank	Hamilton	NJ	Two River Bancorp	Tinton Falls	NJ
First Commerce Bank	Lakewood	NJ	Unity Bancorp, Inc.	Clinton	NJ

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2017	2016	2015	2014	2013
INCOME STATEMENT DATA
Interest income	$51,785	$40,500	$39,464	$37,526	$37,601
Interest expense	5,433	3,934	3,858	3,646	3,989

Net interest income	46,352	36,566	35,606	33,880	33,612
Provision for loan losses	—	—	—	150	1,450

Net interest income after provision for loan losses	46,352	36,566	35,606	33,730	32,162
Other income	14,149	13,208	12,406	11,904	11,703
Other expenses	44,079	35,137	33,234	32,264	32,015

Income before income taxes	16,422	14,637	14,778	13,370	11,850
Provision for income taxes	6,634	3,768	3,761	3,080	2,535

Net income	$9,788	$10,869	$11,017	$10,290	$9,315

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,595,432	$1,206,320	$1,147,925	$1,089,808	$1,046,047
Securities	$203,880	$198,558	$197,235	$191,346	$224,356
Loans, net	$1,230,194	$893,716	$838,213	$784,100	$712,557
Deposits	$1,298,492	$967,621	$912,980	$844,876	$800,643
Borrowings	$131,508	$108,840	$111,702	$126,636	$131,755
Stockholders' equity	$153,966	$120,061	$114,715	$110,022	$106,802
COMMON SHARE DATA
Earnings per share—basic	$1.50	$1.80	$1.83	$1.71	$1.56
Cash dividends declared	$0.80	$0.80	$0.80	$0.77	$0.76
Book value per share	$21.92	$19.80	$18.99	$18.29	$17.83
Weighted average number of common shares	6,543,756	6,051,579	6,026,224	6,002,240	5,976,960
Dividend payout ratio	53.46%	44.53%	43.75%	44.92%	48.76%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.69%	0.93%	0.99%	0.97%	0.90%
Return on average equity	7.12%	9.17%	9.77%	9.32%	9.00%
Average stockholders' equity to average assets	9.69%	10.10%	10.10%	10.43%	9.95%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.63%	0.64%	0.68%	1.04%	1.44%
Net charge-offs to average loans outstanding	0.02%	0.06%	0.05%	0.14%	0.31%
Allowance for loan losses to total loans	1.12%	1.56%	1.73%	1.90%	2.21%
Allowance for loan losses to non-performing loans	177.77%	242.76%	252.91%	183.15%	153.26%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG's outstanding goodwill from its most recent testing, which was performed as of October 1, 2017. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events, and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the year ended December 31, 2017. ACNB plans on testing New Windsor goodwill during 2018. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

EXECUTIVE OVERVIEW

        On July 1, 2017, ACNB Corporation acquired New Windsor Bancorp, Inc. (New Windsor) and New Windsor State Bank. The acquisition was part of ACNB Corporation's long-term strategic plan to enhance shareholder value by systematically and methodically expanding into new geographic markets and growing our customer base. Nonrecurring expenses normally associated with the acquisition amounted to $3.0 million net of the corresponding tax impact at the marginal tax rate. The acquisition added to top line revenue and, after giving effect to the nonrecurring merger-related expenses accounted for under GAAP, the acquisition positively impacted and accreted to the Corporation's bottom line and earnings per share. A second nonrecurring event that caused 2017 additional expense, but will produce a subsequent immediate positive net income effect, was federal tax legislation known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including a reduction in the base federal corporate tax rate from the prior existing statutory rate, which was 35% for ACNB Corporation, to 21%. As with most Banking companies, the Tax Act resulted in a one-time, noncash charge against 2017 net income of approximately $1.7 million for the Corporation, due to the write-down of the Corporation's net deferred tax assets.

        ACNB Corporation uses non-GAAP financial measures to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to measure their performance and trends. Reconciliations of GAAP to non-GAAP operating measures to the most directly comparable GAAP financial measures are included in the tables below.

	For the Years Ended December 31,
Dollars in thousands, except per share data	2017	2016
INCOME STATEMENT DATA
Interest income	$51,785	$40,500
Interest expense	5,433	3,934

Net interest income	46,352	36,566
Provision for loan losses	—	—

Net interest income after provision for loan losses	46,352	36,566
Other income	14,149	13,208
Merger-related expenses	4,728	472
Other expenses	39,351	34,665

Income before income taxes	16,422	14,637
Deferred tax write-down due to Tax Act	1,700	—
Provision for income taxes	4,934	3,768

Net income	$9,788	$10,869

Basic earnings per share	$1.50	$1.80

NON-GAAP MEASURES
INCOME STATEMENT DATA
Net Income	$9,788	$10,869
Merger-related expenses, net of income taxes	3,010	300
Deferred tax write-down due to Tax Act	1,700	—

Net income without nonrecurring items (non-GAAP)	$14,498	$11,169

Basic earnings per share (non-GAAP)	$2.22	$1.85

        This non-GAAP 2017 net income figure of $14,498,000 represents a 29.8% increase over the comparable results for the year ended December 31, 2016. Basic earnings per share on the 2017 non-GAAP measures increased 20.0% over the non-GAAP earnings per share for 2016.

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2017 continued to be challenging for financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering wage stagnation, and slow uneven growth. ACNB continued to be profitable and well capitalized despite the legacy effects of the United States economy's recent past.

        In alignment with the Corporation's strategic plan for long-term geographic expansion, ACNB acquired New Windsor Bancorp, Inc. of Taneytown, Maryland, and its subsidiary bank, New Windsor State Bank. Banking operations in the new south region include seven community banking offices located in Carroll County, Maryland, and branded as NWSB Bank, a division of ACNB Bank. The operating results of this new division are included with ACNB's other operations as of July 1, 2017. Before and after the acquisition, ACNB incurred $4,728,000 and $472,000 in merger-related expenses for the years ended December 31, 2017 and 2016, respectively. Higher net interest income and improved fee income offset increased expenses resulting in increased income before income taxes of $16,422,000 in 2017, compared to $14,637,000 and $14,778,000 in 2016 and 2015, respectively. In addition, the Tax Cuts and Jobs Act resulted in a charge against 2017 net income of approximately $1,700,000 due to the write-down of net deferred tax assets. This one-time charge along with the recurring income tax expense decreased net income to $9,788,000, or $1.50 per share, in 2017, compared to $10,869,000, or $1.80 per share, in 2016 and $11,017,000, or $1.83 per share, in 2015. Returns on average equity were 7.12%, 9.17% and 9.77% in 2017, 2016 and 2015, respectively.

        In 2017, the Corporation's net interest margin increased to 3.51%, compared to 3.35% and 3.45% in 2016 and 2015, respectively. Net interest income was $46,352,000 in 2017, as compared to $36,566,000 in 2016 and $35,606,000 in 2015.

        Other income was $14,149,000, $13,208,000 and $12,406,000 in 2017, 2016 and 2015, respectively. The largest source of other income is commissions from insurance sales attributable to Russell Insurance Group, Inc. (RIG). Commissions from insurance sales increased by 4.2% in 2017 to $5,024,000, boosted by higher personal lines insurance volume and contingent commissions as a result of specific actions of the insurance carriers. In 2017, no gain was recognized on sold investments. In 2016, a $26,000 gain was recognized on sold or merged investments compared to a gain of $261,000 in 2015. In 2016, a $449,000 gain was recognized on the sale of a bank office building, which was sold in order to gain better efficiencies. Income from fiduciary, investment management and brokerage activities totaled $2,012,000 for 2017, as compared to $1,684,000 for 2016 and $1,589,000 for 2015. This income increased from new account relationships and increased market values in accounts. Service charges on deposit accounts increased 24.1% to $2,940,000 for 2017 due to the business combination as of July 1, 2017, as well as concerted management of this fee source; while revenue from ATM and debit card transactions increased 17.5% to $1,762,000 due to increased combined customer volume.

        Other expenses increased to $44,079,000, or by 25.4%, in 2017, as compared to $35,137,000 in 2016. Other expenses totaled $33,234,000 in 2015. The largest component of other expenses is salaries and employee benefits, which increased 11.1% to $24,654,000 in 2017, compared to $22,200,000 in 2016, due to an increase in combined organization employees, annual merit increases, and the increased cost of benefits despite lower pension expense. Compared to 2016, occupancy expense increased 16.3% in 2017 due to the seven new community banking office locations in Maryland and normal repair and maintenance variations, and equipment expense rose 23.3% from maintenance of technology assets. Professional services expense increased 33.1% from increasing risk, loan, legal and corporate governance engagements. Marketing and corporate relations expense decreased by 24.6% due to less specific campaigns and brand awareness activities. FDIC and regulatory expense increased by 5.4% based on these agencies' formulas. In 2017, foreclosed real estate expenses increased $38,000, or 69.1%, resulting from variation in carrying cost. Merger-related expenses were $4,728,000 in 2017, compared to $472,000 in 2016, as the acquisition of New Windsor was finalized in 2017. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2017			2016			2015
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$1,096,631	$47,522	4.33%	$870,898	$36,339	4.17%	$819,866	$35,090	4.28%

Taxable securities	184,655	3,389	1.84%	168,789	3,179	1.88%	158,685	3,127	1.97%
Tax-exempt securities	17,918	428	2.39%	24,520	651	2.65%	31,045	859	2.77%

Total Securities	202,573	3,817	1.88%	193,309	3,830	1.98%	189,730	3,986	2.10%
Other	19,537	446	2.28%	26,119	331	1.27%	22,328	388	1.74%

Total Interest Earning Assets	1,318,741	51,785	3.93%	1,090,326	40,500	3.71%	1,031,924	39,464	3.82%

Cash and due from banks	16,312			13,804			13,283
Premises and equipment	19,675			17,426			17,427
Other assets	78,224			66,404			69,418
Allowance for loan losses	(14,837)			(14,580)			(14,942)

Total Assets	$1,418,115			$1,173,380			$1,117,110

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$252,673	$306	0.12%	$212,029	$168	0.08%	$184,869	$120	0.06%
Savings deposits	359,336	383	0.11%	301,635	255	0.08%	288,369	227	0.08%
Time deposits	302,499	2,858	0.94%	244,442	1,946	0.80%	250,550	1,773	0.71%

Total Interest Bearing Deposits	914,508	3,547	0.39%	758,106	2,369	0.31%	723,788	2,120	0.29%
Short-term borrowings	35,832	83	0.23%	37,470	51	0.14%	40,217	47	0.12%
Long-term borrowings	91,126	1,803	1.98%	78,989	1,514	1.92%	78,453	1,691	2.16%

Total Interest Bearing Liabilities	1,041,466	5,433	0.52%	874,565	3,934	0.45%	842,458	3,858	0.46%

Non-interest bearing demand deposits	231,803			178,084			153,660
Other liabilities	7,405			2,265			8,227
Stockholders' equity	137,441			118,466			112,765

Total Liabilities and Stockholders' Equity	$1,418,115			$1,173,380			$1,117,110

NET INTEREST INCOME		$46,352			$36,566			$35,606

INTEREST RATE SPREAD			3.41%			3.26%			3.36%

NET INTEREST MARGIN			3.51%			3.35%			3.45%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (expense) of $(48,000), $11,000 and $(172,000) as of December 31, 2017, 2016 and 2015, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2017, 2016 and 2015. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $46,352,000 in 2017, as compared to $36,566,000 in 2016 and $35,606,000 in 2015. During 2017, net interest income increased from higher loan volume (including acquired loans) in the earning asset mix and positive rate variances in earning assets from the acquired loans and from purchase accounting adjustments. Funding costs increased from higher volume (including acquired funding) and from higher rates paid. The increase in net interest income in 2016 was due to increases in loan volume in the earning asset mix offset by negative rate variances in earning assets and funding costs.

        The net interest margin during 2017 was 3.51% compared to 3.35% during 2016. The margin increased as a result of purchased accounting adjustments which added 11 basis point to the margin, and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and had maintained it at 0% to 0.25% until mid-December 2015 when this rate was increased in stages to its current range of 1.25% to 1.50%. In addition, the Federal Reserve Bank embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit (CD's) over the intervening years; however, economic progress allowed the Federal Reserve to end new Quantitative Easing and to signal rates they control would eventually increase. ACNB took steps to ameliorate the effect of rising rates including promoting longer term CD's however interest in low cost transaction accounts increased; the result was a 0.07% increase in funding costs in 2017. In addition to the slightly higher cost of funds in 2017, earning asset yields continued up, increasing 0.22% from purchase accounting adjustments and a higher mix of lending. The decreased earning asset yields in 2016 were 0.11% compared to funding cost declines of 0.01%. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits rates are increasing, while loans rate increases are restrained due to competition. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $1,318,741,000 in 2017, an increase of 20.9% from the balance of $1,090,326,000 in 2016, which was an increase from $1,031,924,000 in 2015. Loan growth and the $263,450,000 New Windsor loans acquired, represented the largest increase in average assets in 2017, 2016 and 2015, in conjunction with changes in the investment portfolio in those years to balance liquidity needs and to collateralize eligible deposits. Average interest bearing liabilities were $1,041,466,000 in 2017, up from $874,565,000 in 2016 and up from $842,458,000 in 2015. Average non-interest bearing demand deposits increased 30.2% in 2017, continuing the upward trend from 2016 and 2015. This increase in deposits was attributed to $283,333,000 of relationships from the New Windsor acquisition and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 22.4%, while borrowings increased by 9.0% due to acquired subordinated debt in the New Windsor acquisition. Lower-cost transaction and savings deposits increased in 2017 as a result of the New Windsor acquisition. The increase in time deposit was a result of the New Windsor acquisition and an effort to retain funding by offering higher time deposit rates. Lower time deposits from prior years was attributed to depositors dissatisfied by the Federal Reserve induced low rate environment and perhaps investing in equity markets.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2017 was due to loan volume increases and rate increases in earning asset offsetting rate and volume increases in funding cost. Earning asset yields increased due to New Windsor acquired assets, purchase accounting adjustments and market rate increases. Interest expense increased due to higher deposit volumes and rates and the acquired subordinated debt.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2017 versus 2016			2016 versus 2015
	Due to Changes in			Due to Changes in
In thousands	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$9,735	$1,448	$11,183	$2,145	$(896)	$1,249
Taxable securities	293	(83)	210	194	(142)	52
Tax-exempt securities	(162)	(61)	(223)	(174)	(34)	(208)

Total Securities	131	(144)	(13)	20	(176)	(156)
Other	(99)	214	115	59	(116)	(57)

Total	$9,767	$1,518	$11,285	$2,224	$(1,188)	$1,036

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$37	$101	$138	$19	$29	$48
Savings deposits	54	74	128	11	17	28
Time deposits	511	401	912	(44)	217	173
Short-term borrowings	(2)	34	32	(3)	7	4
Long-term borrowings	239	50	289	11	(188)	(177)

Total	839	660	1,499	(6)	82	76

Change in Net Interest Income	$8,928	$858	$9,786	$2,230	$(1,270)	$960

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $0 in 2017, 2016 and 2015. The determination of no need for additional provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable. This same analysis concluded that the unallocated allowance was appropriate.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2017, the Corporation had net charge-offs of $218,000 as compared to net charge-offs of $553,000 for 2016.

Other Income

        Other income was $14,149,000 for the year ended December 31, 2017, a $941,000, or 7.1%, increase from 2016. Other income was $13,208,000 for the year ended December 31, 2016, an $802,000,

or 6.5%, increase from 2015. The largest source of other income is commissions from insurance sales from RIG, which increased 4.2% to $5,024,000 in 2017, and increased 4.1% to $4,822,000 in 2016. The increases were due to higher contingent commission payments and an increase in personal lines commission income. The contingent, or extra, commissions is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line.

        In 2017, no gain was recognized on sold or merged securities compared to a gain of $26,000 in 2016, and a gain of $261,000 in 2015. Securities were sold in 2015 to balance state and local geographic mix. In addition, an equity position recognized a $158,000 gain from a merger transaction in 2015 and an additional $26,000 in 2016 when the position was liquidated. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,012,000 for the year ended December 31, 2017, as compared to $1,684,000 for 2016 and $1,589,000 for 2015. At December 31, 2017, ACNB had total assets under administration of approximately $327,000,000, compared to $195,000,000 at the end of 2016 and $178,000,000 at the end of 2015. $103,000,000 in brokerage relationships were brought over in the New Windsor acquisition. The variations in income were in part due to more assets under management and higher estate settlement income which varies with specific activity.

        Service charges on deposit accounts increased 24.1% to $2,940,000, after increasing 2.6% in 2016, due to the acquired New Windsor deposit base and based upon varying customer actions that affect the volume of fees. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 17.5% to $1,762,000 due to higher volume including the acquired New Windsor deposit base. The longer term trend of increased fees resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another threat to this revenue source is the security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from sold mortgages, included in other income, decreased by $156,000, or 23.6%, to $505,000 in 2017 as customer demand moved to mortgage types that cannot be sold in the secondary market and must be retained in portfolio. This revenue source is subject to wide divergence due to national and local economic trends. 2016 experienced a $449,000 gain on the sale of a bank administrative office building in order to gain better efficiencies.

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

        Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis currently used by the Corporation is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for the reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit to a group of likely buyers whose cash flow estimates could differ from those of the reporting entity, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. Further, a new FASB update eliminates the second step test, thus basing impairment on the estimated fair value to the carrying value including goodwill.

        As noted above, commissions from insurance sales were up 4.2% in 2017, and RIG's stand alone net income increased 3.4% in 2017 compared to 2016 (exclusive of income from deferred tax liability revaluing in conjunction with the Tax Act). The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG's goodwill, including the testing at October 1, 2017. However, declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation has not identified any such events, and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor for impairment during the year ended December 31, 2017. ACNB plans on testing New Windsor goodwill during 2018. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 25.4% to $44,079,000 for the year ended December 31, 2017. The largest component of other expenses is salaries and employee benefits, which increased 11.1% in 2017 to $24,654,000 compared to $22,200,000 in 2016, and increased $1,268,000, or 6.1%, from 2015 to 2016. The reasons for the increase in salaries and employee benefits expenses include the following:

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

  •
  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

  •
  decreased defined benefit pension expense due to plan investment performance and changes in discount rates (decreasing the liabilities for future obligations).

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the pension plan and no inactive or former plan participant shall be eligible to again participate in the pension plan. The Corporation's overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense will be lower in 2018 due to the improved plan return in 2017 and changes in discount rates. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status under ERISA rules.

        Net occupancy expense was up 16.3% at $2,403,000 in 2017, $2,066,000 in 2016, and $2,170,000 in 2015. Equipment expense totaled $3,757,000 during 2017, as compared to $3,046,000 during 2016 and $3,007,000 during 2015. Occupancy expense was up in 2017 mostly due to seven more offices from the New Windsor acquisition and equipment expense increased in 2017 due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

        Professional services expense totaled $1,134,000 for 2017, as compared to $852,000 for 2016 and $844,000 for 2015. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations including the Dodd-Frank Act. Other tax expense increased $6,000 or 0.8% in 2017 compared to 2016 due to a rate increase mostly offset by recoveries on sales tax challenges, and increased from 2015 to 2016 due to increased net equity base. The 2018 expense will increase due to the addition of the equity increase from the New Windsor acquisition. Supplies and postage expense increased in 2017 compared to the prior year due to new offices and postage for the customer base of the NWSB Bank division. 2016 also increased from 2015 due to growth.

        Marketing and corporate relations expense decreased 24.6% from 2016 to 2017, and increased 27.0% from 2015 to 2016. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

        FDIC and regulatory expense for 2017 was $644,000, an increase of $33,000 from $611,000 in 2016. FDIC and regulatory expense in 2015 was $665,000. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $93,000, $55,000 and $119,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Expenses increased in 2017 due to high carrying cost (maintenance, taxes, etc.) of the few properties held. The higher expense in 2015 was a result of properties that suffered decreases in value after acquisition (requiring write-downs to fair value) during the prolonged marketing cycles for these distressed properties and, in some cases, during which the debtor remained in physical possession while eviction actions were contested and finally executed. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs of all years consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2018 depending on the successful sales on some existing properties and the unknown expenses related to new properties acquired.

        Intangible assets amortization increased 55.7% from the core deposit intangible in the New Windsor acquisition and to a lesser extent from small insurance books purchased. Other operating expense increased $689,000 or 19.8% in 2017 as a result of a variety of increases including various data channels, corporate governance and risk management (including training) expenditures. Other operating expense increased 5.9% in 2016 from 2015 as a result of a variety of variances in the same categories.

        Acquisition and integration costs related to the New Windsor acquisition totaled $4,728,000 in 2017 compared to $472,000 in 2016. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB's, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the acquisition viability and ongoing system integrity and quality.

Provision for Income Taxes

        ACNB recognized income taxes of $6,634,000, or 40.4% of pretax income, during 2017, as compared to $3,768,000, or 25.7%, during 2016 and $3,761,000, or 25.5%, during 2015. The variances from the federal statutory rate are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).

        On December 22, 2017, the United States government enacted comprehensive tax legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including a reduction in the base corporate tax rate from the prior existing statutory rate, which was 35% for ACNB, to 21%. Based on estimates and current accounting guidance, the Corporation estimated that the Tax Act resulted in a charge against 2017 net income of approximately $1.7 million, due to the write down of ACNB's net deferred tax assets due to the Tax Act's reduction in the base corporate tax rate to 21%. This estimate was based on a review and analysis of the Corporation's net deferred tax assets at December 31, 2017, as well as adjustments to various deferred tax assets and deferred tax liabilities in the fourth quarter, including those accounted for in accumulated other comprehensive income.

        Otherwise, the increasing effective tax rate during 2017, 2016, and 2015 was a result of increasing pretax income in relationship to expiration of tax credits and lower levels of tax-exempt investments. Pretax income increased due to internal growth and the New Windsor acquisition. At December 31, 2017, net deferred tax assets amounted to $2,739,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates timing difference reversals will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2017.

FINANCIAL CONDITION

        Average earning assets increased in 2017 to $1,318,741,000, or by 20.9%, from $1,090,326,000 in 2016 following $1,031,924,000 in 2015. ACNB's overnight interest bearing deposits decreased in 2017 on average, as more funds were allocated into investments. On average, investments increased in 2017 and 2016 to properly collateralize public deposits. Average loans increased 25.9% and 6.2% on average in 2017 and 2016, respectively. Besides $263,450,000 in loans acquired from New Windsor, growth in loans was funded by increased deposits, investment cash flow and term FHLB borrowings. Average deposits increased 22.4% in 2017 to $1,146,311,000 from $936,190,000 in 2016 and $877,448,000 in 2015. Deposit growth was the result of the New Windsor acquisition. Average borrowings increased in 2017 to $126,958,000 from $116,459,000 in 2016 and $118,670,000 in 2015. Fluctuations in borrowings are term borrowing to fund loan demand and variations in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2017 were mainly to provide proper collateral for public deposits. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields were maintained at a lower level than would otherwise be the case. Fair value of $21,264,000 was acquired through the New Windsor acquisition. These securities were similar to the portfolio mix of ACNB. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2017, the securities balance included a net unrealized loss on available for sale securities of $957,000, net of taxes, on amortized cost of $160,290,000 versus a net unrealized loss of $266,000, net of taxes, on amortized cost of $143,393,000 at December 31, 2016. The change in fair value of available for sale securities during 2017 was a result of the securities acquired from New Windsor and the higher amount of investments in the available for sale portfolio, offset in part by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through 2017, along with an U.S. presidential election result that, at least to date, has caused the U. S. Treasury yield curve to increase in the time terms relevant to the investment securities in the Corporation's portfolio. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in 2017 and such volatility will continue.

        At December 31, 2017, the securities balance included held to maturity securities with an amortized cost of $44,829,000 and a fair value of $44,549,000, as compared to an amortized cost of $55,568,000 and a fair value of $55,425,000 at December 31, 2016. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2017	2016	2015
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$104,083	$79,579	$46,029
Mortgage-backed securities	34,833	31,973	42,839
State and municipal	13,294	24,660	28,078
Corporate bonds	5,057	5,062	6,955
CRA mutual fund	1,035	1,035	1,053
Stock in other banks	749	681	739

	159,051	142,990	125,693

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	19,000	23,017	31,044
Mortgage-backed securities	25,829	32,551	40,498

	44,829	55,568	71,542

TOTAL	$203,880	$198,558	$197,235

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2017. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$18,996	1.22%	$99,713	1.96%	$6,119	2.20%	$71	1.45%	$124,899	1.86%
Mortgage-backed securities	183	5	5,821	3.35	24,184	2.74	30,114	2.42	60,302	2.65
State and municipal	1,655	2.07	9,774	3.20	1,798	3.33	—	—	13,227	3.08
Corporate bonds	—	—	—	—	5,000	2.36	—	—	5,000	2.36
CRA mutual fund	—	—	—	—	—	—	1,044	—	1,044	—
Stock in other banks	—	—	—	—	—	—	647	—	647	—

	$20,834	1.32%	$115,308	2.13%	$37,101	2.63%	$31,876	2.29%	$205,119	2.16%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

Loans

        Year over year, loans outstanding increased by $336,260,000, or 37.0%, in 2017, as compared to 6.4% growth experienced in 2016; the increase in 2017 was primarily from the fair value acquired from New Windsor of $263,450,000 and the balance was a net increase of new loans net of payoff and paydowns. Both years demonstrated the determined efforts by management to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards, despite the generally slow economic conditions and intense competition. The higher percentage increase in 2017 was largely due to the increase in loan value from the New Windsor acquisition. Within the portfolio, higher growth was centered in increased commercial purpose loans/commercial construction loans, while lower growth was in local market residential mortgages. The commercial purpose segments increased $219,553,000, or 46.3%, during 2017, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, increased by $115,074,000, or 27.5%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Included in the mortgage increase were $44,205,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans up $20,289,000, or 132.9% in 2017, as a result of some stabilization in the residential real estate market despite stricter underwriting on this loan type due to the category's credit attributes.

        A similar higher mix of commercial purpose loans was included in the $54,950,000 or 6.4% increase in 2016 compared to 2015 as the result of efforts in commercial real estate lending as residential mortgages were mostly sold.

        Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $88,484,000 in 2017, an increase of 20.8% over $73,242,000 held at the end of 2016. The amount outstanding at the end of 2015 was $59,948,000, an increase of $12,595,000 over 2014.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$165,829	$140,344	$117,692	$74,855	$59,217
Real estate:
Commercial	492,759	318,980	289,899	281,582	239,186
Construction	35,560	15,271	13,429	12,210	11,196
Residential	533,685	418,611	417,352	415,348	404,861
Consumer	16,337	14,704	14,588	15,277	14,188

Total Loans	$1,244,170	$907,910	$852,960	$799,272	$728,648

        The repricing range of the loan portfolio at December 31, 2017, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1 - 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$16,019	$54,683	$95,127	$165,829
Real estate:
Commercial	19,713	150,781	322,265	492,759
Construction	10,459	12,017	13,084	35,560
Residential	58,836	120,005	354,844	533,685

Total	$105,027	$337,486	$785,320	$1,227,833

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1 - 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$39,503	$44,910	$81,416	$165,829
Real estate:
Commercial	159,095	239,117	94,547	492,759
Construction	11,777	6,800	16,983	35,560
Residential	165,104	92,705	275,876	533,685

Total	$375,479	$383,532	$468,822	$1,227,833

Loans with a fixed interest rate	$12,814	$74,658	$392,875	$480,347
Loans with a variable interest rate	362,665	308,874	75,947	747,486

Total	$375,479	$383,532	$468,822	$1,227,833

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $269,080,000, or 21.6% of total loans, at December 31, 2017. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        The unemployment rate in ACNB's market area remained below the state and national average during 2017. Additionally, low interest rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2017, continued low activity in new residential real estate development/construction and general lower economic activity lingered from the 2007 to 2009 major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2017	2016	2015	2014	2013
Nonaccrual loans, including TDRs	$6,355	$4,502	$3,699	$6,648	$8,573
Accruing loans 90 days past due	1,507	1,345	2,132	1,636	1,926

Total Non-Performing Loans	7,862	5,847	5,831	8,284	10,499

Foreclosed assets	436	256	580	1,617	1,762

Total Non-Performing Assets	$8,298	$6,103	$6,411	$9,901	$12,261

Total Accruing Troubled Debt Restructurings	$3,982	$7,443	$6,792	$6,968	$7,139

Ratios:
Non-performing loans to total loans	0.63%	0.64%	0.68%	1.04%	1.44%
Non-performing assets to total assets	0.52%	0.51%	0.56%	0.91%	1.17%
Allowance for loan losses to non-performing loans	177.77%	242.76%	252.91%	183.15%	153.26%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $437,000 in 2017, $369,000 in 2016, and $456,000 in 2015. The increase in nonaccrual loans from 2016 to 2017 is discussed further below.

        Impaired loans at December 31, 2017 and 2016, totaled $10,337,000 and $11,945,000, respectively. At December 31, 2017 and 2016, $3,405,000 and $377,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $3,982,000 and $7,443,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2017 and 2016, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $1,229,000 and $932,000 at December 31, 2017 and 2016, respectively. The decrease in accruing troubled debt restructurings was due to a retreat property that was moved to nonaccrual status in 2017 when continued payments were in doubt. The increase in nonaccrual loans was related to the retreat property and smaller credits net of payments received. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $1,064,000 at December 31, 2017, compared to $2,768,000 at December 31, 2016.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $436,000 at December 31, 2017. One construction real estate property was brought into foreclosed real estate in 2015 with an aggregate fair value of $63,000. In addition, the fair value of $373,000 for foreclosed real estate at December 31, 2017, represented one business and two residential real estate single family homes, which were taken into foreclosed real estate in 2017. All properties are being actively marketed to targeted buyers by external and internal resources. The total of $256,000 in foreclosed real estate at December 31, 2016, represented one construction real estate property, and three single family homes.

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2017 and the resulting allowance at December 31, 2017, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2016 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at December 31, 2017. The amount of unallocated decreased at December 31, 2017 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for 2017 was $0, or the same as the provision for 2016 and 2015. The decrease in the allowance for loan losses to total loans of 1.56% at December 31, 2016 to 1.12% at December 31, 2017, is primarily related to the acquisition of New Windsor loans at fair value with no allowance for loan losses accordingly at the acquisition date.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2017	2016	2015	2014	2013
Beginning balance	$14,194	$14,747	$15,172	$16,091	$16,825
Provision for loan losses	—	—	—	150	1,450
Loans charged-off:
Commercial, financial and agricultural	181	318	150	132	178
Commercial real estate and construction	—	135	39	121	996
Residential mortgage	141	263	637	874	1,062
Consumer	139	50	111	64	191

Total Loans Charged-Off	461	766	937	1,191	2,427

Recoveries:
Commercial, financial and agricultural	21	45	369	15	235
Commercial real estate and construction	141	132	—	—	—
Residential mortgage	62	25	136	97	4
Consumer	19	11	7	10	4

Total Recoveries	243	213	512	122	243

Net charge-offs	218	553	425	1,069	2,184

Ending balance	$13,976	$14,194	$14,747	$15,172	$16,091

Ratios:
Net charge-offs to average loans	0.02%	0.06%	0.05%	0.14%	0.31%
Allowance for loan losses to total loans	1.12%	1.56%	1.73%	1.90%	2.21%

Table 9—Allocation of the Allowance for Loan Losses

	2017		2016		2015		2014		2013
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$3,219	13.3%	$3,055	15.5%	$2,508	13.8%	$2,048	9.4%	$1,915	8.1%
Real estate:
Commercial	5,228	39.6	4,968	35.1	5,216	34.0	5,872	35.2	5,819	32.8
Construction	126	2.9	147	1.7	112	1.6	194	1.5	247	1.5
Residential	3,838	42.9	4,126	46.1	3,968	48.9	4,402	52.0	4,550	55.6
Consumer	749	1.3	923	1.6	1,083	1.7	1,050	1.9	947	2.0
Unallocated	816	N/A	975	N/A	1,860	N/A	1,606	N/A	2,613	N/A

Total	$13,976	100.0%	$14,194	100.0%	$14,747	100.0%	$15,172	100.0%	$16,091	100.0%

        The allowance for loan losses at December 31, 2017, was $13,976,000, or 1.12% of loans, as compared to $14,194,000, or 1.56% of loans, at December 31, 2016. The ratio of non-performing loans plus foreclosed assets to total assets was 0.52% at December 31, 2017, as compared to 0.51% at December 31, 2016.

        Loans past due 90 days and still accruing were $1,507,000 and nonaccrual loans were $6,355,000 as of December 31, 2017. Loans past due 90 days and still accruing were $1,345,000 at December 31, 2016, while nonaccruals were $4,502,000.

        Additional information on nonaccrual loans at December 31, 2017 and 2016, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2017
Owner occupied commercial real estate	9	4,378	60	—	In market	1995 - 2012
Investment/rental residential real estate	2	478	377	—	In market	2003 - 2011
Commercial and industrial	3	1,499	792	—	In market	2006 - 2015

Total	14	$6,355	$1,229	$—

December 31, 2016
Commercial real estate construction	1	$300	$—	$—	In market	2014
Owner occupied commercial real estate	7	1,593	—	—	In market	1995 - 2012
Investment/rental residential real estate	3	483	333	61	In market	2003 - 2011
Commercial and industrial	3	2,126	599	—	In market	2006 - 2015

Total	14	$4,502	$932	$61

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, between 1995 and 2015 for purposes listed in the classifications in the table above.

        Included in commercial real estate construction at December 31, 2017, the Corporation had no impaired and nonaccrual loans. On another loan previously in this category, foreclosure was held in abeyance while allowing the pursuit of a workout plan. The workout plan resulted in payment of the impaired nonaccrual balance concluding in the second quarter of 2016.

        Owner occupied commercial real estate and construction includes nine unrelated loan relationships, all of which, except for a $2,256,000 loan relationship for a retreat property, have balances of less than $833,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017 and is current with modified terms and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. Another property added in the second quarter of 2017 is an $832,000 loan with modified terms and conditions originated in 2011 secured by a tourism related lodging real estate that was assigned $60,000 in specific allocation based on sales contract. The property was sold subsequent to year end at a smaller loss. A third property added in the second quarter of 2017 is a $597,000 loan relationship ($444,000 in commercial and industrial and $153,000 in owner occupied commercial real estate) with normal terms and conditions secured by a construction business assets that was assigned $247,000 in specific allocation based on bankruptcy filings. All assets including real estate are being liquidated with bankruptcy court supervision. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. One loan was removed in 2017 after the borrower established an extended period of regular payments.

        Investment/rental residential real estate includes two loan relationships totaling $478,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $377,000 loan with multiple separate rental houses was added in the second quarter of 2016 and has a $377,000 specific loss allocation based on a current appraisal adjusted for partial sales. One unrelated loan for approximately $100,000, in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

        Included in impaired commercial and industrial loans is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $188,000, which is net of $1,528,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. Liquidation of trade assets is in process. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. An unrelated $868,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $517,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The lack of provision for loan losses for 2017, 2016, and 2015, was a result of the measurement of the adequacy of the allowance for loan losses at each period. The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, with the manageable level of nonaccrual loans and with substandard loans decreasing in 2017, no provision addition to the allowance was necessary in proportion to nonaccrual and substandard loans in accordance with management's belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

        During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in 2017. A reduction of lease expense of $32,000 was recognized in 2016. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $436,000 at December 31, 2017, compared to $256,000 at December 31, 2016. The increase was mainly due to three properties that were added in 2017, two of which were acquired from New Windsor at fair value. One additional unrelated commercial property for $63,000 was added in 2015. All properties are actively being marketed. The Corporation expects to obtain and market additional foreclosed assets in 2018; however, the total amount and timing is currently not certain.

Other Assets

        Other assets increased $3,718,000, or 18.6%, in 2017 compared to 2016, in part due to the New Windsor acquisition.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 22.4%, or $210,121,000, during 2017, as compared to a 6.7% increase during 2016. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. The 2017 average deposit increase in part was due to a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. Year-end 2016 to year-end 2017 recorded an increase in deposits of $330,871,000, or 34.2%, which was in large part deposits acquired from New Windsor. With persistent low market interest rates in a slow economy, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2017, are summarized as follows:

In thousands
Three months or less	$27,879
Over three through six months	27,903
Over six through twelve months	32,296
Over twelve months	68,423

Total	$156,501

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2017, short-term borrowings were $36,908,000, an increase of $2,318,000, or 6.7%, from the December 31, 2016, balance of $34,590,000. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2016, repurchase agreement balances were up due to fluctuations in the business activities of ACNB's commercial and local government customer base. At December 31, 2017, there were $0 in short-term FHLB borrowings, due to daily fluctuation in deposits and loans. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of New Windsor. Long-term borrowings totaled $94,600,000 at December 31, 2017, versus $74,250,000 at December 31, 2016. The Corporation increased long-term borrowings 27.4% from December 31, 2016. A $4.6 million borrowing from a local bank was made to fund cash payment to shareholders of the New Windsor acquisition. $10.8 million was added to FHLB borrowings to fund balance loan demand in excess of deposit growth. Laddered FHLB fixed-rate term advances were taken in 2017 to mature from 2019 to 2021 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's short-term borrowings as of the dates indicated:

In thousands	2017	2016	2015
Short-term borrowings outstanding at end of year:
FHLB overnight advance	—	—	—
Securities sold under repurchase agreements	36,908	34,590	35,202

Total	$36,908	$34,590	$35,202

Dollars in thousands	2017	2016	2015
Average interest rate at year-end	0.12%	0.12%	0.12%
Maximum amount outstanding at any month-end	$68,655	$65,470	$66,028
Average amount outstanding	$35,832	$37,470	$40,217
Weighted average interest rate	0.23%	0.14%	0.12%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its "well capitalized" regulatory position in relationship to its risk exposure. Total stockholders' equity was $153,966,000 at December 31, 2017, compared to $120,061,000 at December 31, 2016. Stockholders' equity increased during 2017, a net result of earnings retained in capital during 2017, and new shares issued as a result of the New Windsor acquisition. The acquisition of New Windsor resulted in 938,360 new ACNB shares issued to the New Windsor shareholders valued at $28,620,000.

        A $115,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2017, ACNB retained $4,555,000, or 46.5%, of its net income, as compared to $6,029,000, or 55.5%, in 2016 and $6,197,000, or 56.2%, in 2015.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2017, 137,654 shares were issued under this plan with proceeds in the amount of $2,679,000 since its inception in 2011. Proceeds are used for general corporate purposes.

        ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. To date, 19,301 shares were issued under this plan. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2017 and 2016, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized" for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

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

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2017	2016	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.70%	8.82%	5.00%
Common Tier 1 capital (to risk-weighted assets)	12.34%	12.96%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.34%	12.96%	8.00%
Total risk-based capital ratio	13.58%	14.22%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2017, ACNB could borrow approximately $674,680,200 from the FHLB of which $567,440,200 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $389,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $36,908,000 and $34,590,000 at December 31, 2017 and 2016, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Aggregate Contractual Obligations

        The following table represents the Corporation's on- and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2017:

In thousands	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
Time deposits	$176,525	$149,625	$27,941	$—	$354,091
Short-term borrowings	36,908	—	—	—	36,908
Long-term debt	25,908	44,740	17,239	6,713	94,600
Operating leases	787	1,060	714	1,694	4,255
Payments under nonqualified benefit plans(1)	205	524	826	5,032	6,587

Total	$240,333	$195,949	$46,720	$13,439	$496,441

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2017, the Corporation had unfunded outstanding commitments to extend credit of $264,368,000 and outstanding standby letters of credit of $6,362,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

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

        The simulation analysis results are presented in Table 13a. These results, as of December 31, 2017, indicate that the Corporation would expect net interest income to increase over the next twelve months by 3.38% assuming an upward ramp in market interest rates of 3.00%, and to decrease by 7.19% if rates ramped downward 3.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease of 3.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.

        Earnings at risk simulations for December 31, 2016, exhibited similar sensitivity in a declining rate environment.

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

        The net present value analysis results are presented in Table 13b. These results, as of December 31, 2017, indicate that the net present value would increase 0.08% assuming an upward shift in market interest rates of 3.00% and increase 1.27% if rates shifted 1.00% in the same manner.

December 31, 2017		December 31, 2017
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(7.19)%	(300)	4.65%
(100)	(2.15)%	(100)	(4.37)%
—	—	—	—
100	1.19%	100	1.27%
300	3.38%	300	0.08%

December 31, 2016		December 31, 2016
Table 13a Net Interest Income Projections		Table 13b Present Value of Equity
Changes in Basis Points	% Change	Changes in Basis Points	% Change
(300)	(6.73)%	(300)	3.86%
(100)	(2.10)%	(100)	(8.36)%
—	—	—	—
100	1.32%	100	4.29%
300	3.84%	300	8.80%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
ACNB Corporation
Gettysburg, Pennsylvania

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated statements of condition of ACNB Corporation (the Corporation) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

        Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation's auditor since 2013.

Harrisburg, Pennsylvania
March 9, 2018

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2017	2016
ASSETS
Cash and due from banks	$19,304	$13,796
Interest bearing deposits with banks	15,137	5,135

Total Cash and Cash Equivalents	34,441	18,931
Securities available for sale	159,051	142,990
Securities held to maturity, fair value $44,549; $55,425	44,829	55,568
Loans held for sale	1,736	1,770
Loans, net of allowance for loan losses $13,976; $14,194	1,230,194	893,716
Premises and equipment	26,774	18,153
Restricted investment in bank stocks	4,773	4,349
Investment in bank-owned life insurance	44,935	40,742
Investments in low-income housing partnerships	2,446	2,899
Goodwill	19,580	6,308
Intangible assets	2,569	688
Foreclosed assets held for resale	436	256
Other assets	23,668	19,950

Total Assets	$1,595,432	$1,206,320

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$279,413	$180,593
Interest bearing	1,019,079	787,028

Total Deposits	1,298,492	967,621
Short-term borrowings	36,908	34,590
Long-term borrowings	94,600	74,250
Other liabilities	11,466	9,798

Total Liabilities	1,441,466	1,086,259

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,086,258 and 6,126,738 shares issued; 7,023,658 and 6,064,138 shares outstanding	17,716	15,317
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	37,777	10,941
Retained earnings	106,293	100,555
Accumulated other comprehensive loss	(7,092)	(6,024)

Total Stockholders' Equity	153,966	120,061

Total Liabilities and Stockholders' Equity	$1,595,432	$1,206,320

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2017	2016	2015
INTEREST INCOME
Loans, including fees	$47,522	$36,339	$35,090
Securities:
Taxable	3,389	3,179	3,127
Tax-exempt	428	651	859
Dividends	252	212	301
Other	194	119	87

Total Interest Income	51,785	40,500	39,464

INTEREST EXPENSE
Deposits	3,547	2,369	2,120
Short-term borrowings	83	51	47
Long-term borrowings	1,803	1,514	1,691

Total Interest Expense	5,433	3,934	3,858

Net Interest Income	46,352	36,566	35,606
PROVISION FOR LOAN LOSSES	—	—	—

Net Interest Income after Provision for Loan Losses	46,352	36,566	35,606

OTHER INCOME
Service charges on deposit accounts	2,940	2,369	2,308
Income from fiduciary, investment management and brokerage activities	2,012	1,684	1,589
Earnings on investment in bank-owned life insurance	1,075	1,100	1,100
Gains on sales or calls of securities	—	26	261
Gain on sales of premises and equipment	—	449	—
Service charges on ATM and debit card transactions	1,762	1,499	1,456
Commissions from insurance sales	5,024	4,822	4,634
Other	1,336	1,259	1,058

Total Other Income	14,149	13,208	12,406

OTHER EXPENSES
Salaries and employee benefits	24,654	22,200	20,932
Net occupancy	2,403	2,066	2,170
Equipment	3,757	3,046	3,007
Other tax	791	785	779
Professional services	1,134	852	844
Supplies and postage	731	646	639
Marketing and corporate relations	433	574	452
FDIC and regulatory	644	611	665
Merger related expenses	4,728	472	—
Intangible assets amortization	537	345	336
Foreclosed real estate expenses	93	55	119
Other operating	4,174	3,485	3,291

Total Other Expenses	44,079	35,137	33,234

Income Before Income Taxes	16,422	14,637	14,778
PROVISION FOR INCOME TAXES	6,634	3,768	3,761

Net Income	$9,788	$10,869	$11,017

PER SHARE DATA
Basic earnings	$1.50	$1.80	$1.83

Cash dividends declared	$0.80	$0.80	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2017	2016	2015
NET INCOME	$9,788	$10,869	$11,017

OTHER COMPREHENSIVE INCOME (LOSS)
SECURITIES
Unrealized losses arising during the period, net of income taxes of $(227), $(728), and $(635), respectively	(609)	(1,413)	(1,234)
Reclassification adjustment for net gains included in net income, net of income taxes of $0, $(9), and $(89), respectively(A)(C)	—	(17)	(172)
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $237, $232, and $172, respectively(B)(C)	440	451	333
Unrecognized net gain (loss), net of income taxes of $(26), $(299), and $(479), respectively(C)	284	(319)	(930)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	115	(1,298)	(2,003)

TOTAL COMPREHENSIVE INCOME	$9,903	$9,571	$9,014

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2017, 2016 and 2015

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—January 1, 2015	$15,196	$(728)	$9,948	$88,329	$(2,723)	$110,022
Net income	—	—	—	11,017	—	11,017
Other comprehensive loss, net of taxes	—	—	—	—	(2,003)	(2,003)
Common stock shares issued (24,074 shares)	60	—	439	—	—	499
Cash dividends declared	—	—	—	(4,820)	—	(4,820)

BALANCE—December 31, 2015	15,256	(728)	10,387	94,526	(4,726)	114,715
Net income	—	—	—	10,869	—	10,869
Other comprehensive loss, net of taxes	—	—	—	—	(1,298)	(1,298)
Common stock shares issued (16,979 shares)	42	—	395	—	—	437
Restricted stock grants (7,435 shares)	19	—	100	—	—	119
Restricted stock compensation expense	—	—	59	—	—	59
Cash dividends declared	—	—	—	(4,840)	—	(4,840)

BALANCE—December 31, 2016	15,317	(728)	10,941	100,555	(6,024)	120,061
Net income	—	—	—	9,788	—	9,788
Other comprehensive income, net of taxes	—	—	—	—	115	115
Reclass of stranded AOCI tax reform adjustment	—	—	—	1,183	(1,183)	—
Common stock shares issued (953,327 shares)	2,384	—	26,598	—	—	28,982
Restricted stock grants (6,193 shares)	15	—	105	—	—	120
Restricted stock compensation expense	—	—	133	—	—	133
Cash dividends declared	—	—	—	(5,233)	—	(5,233)

BALANCE—December 31, 2017	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,788	$10,869	$11,017
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(506)	(661)	(491)
Gain on sales of foreclosed assets held for resale, including writedowns	(28)	(105)	(67)
Gain on sale of premises and equipment	—	(449)	—
Earnings on investment in bank-owned life insurance	(1,075)	(1,100)	(1,100)
Gain on sales or calls of securities	—	(26)	(261)
Restricted stock compensation expense	133	59	—
Depreciation and amortization	2,292	1,800	1,755
Provision for loan losses	—	—	—
Net amortization of investment securities premiums	518	554	668
Increase in accrued interest receivable	(512)	(142)	(66)
Increase in accrued interest payable	326	22	42
Mortgage loans originated for sale	(27,426)	(41,195)	(32,865)
Proceeds from sales of loans originated for sale	27,965	41,921	33,144
Decrease (increase) in other assets	3,014	(210)	2,904
Decrease in deferred tax expense	1,711	171	392
Increase (decrease) in other liabilities	807	613	(693)

Net Cash Provided by Operating Activities	17,007	12,121	14,379

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	10,680	15,769	9,456
Proceeds from maturities of investment securities available for sale	34,404	30,426	23,426
Proceeds from sales of investment securities available for sale	—	230	3,170
Purchase of investment securities available for sale	(30,136)	(50,443)	(36,434)
Purchase of investment securities held to maturity	—	—	(8,044)
(Purchase) redemption of restricted investment in bank stocks	(88)	65	(198)
Net increase in loans	(71,830)	(56,122)	(55,332)
Bank acquisition, net of cash acquired	6,444	—	—
Purchase of bank-owned life insurance	—	—	(600)
Purchase of book of business	—	—	(173)
Capital expenditures	(1,757)	(2,344)	(1,738)
Proceeds from sale of premises and equipment	6	1,929	—
Proceeds from sale of foreclosed real estate	324	1,048	2,323

Net Cash Used in Investing Activities	(51,953)	(59,442)	(64,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	18,814	14,369	21,237
Net increase in time certificates of deposits and interest bearing deposits	18,725	40,272	46,867
Net increase (decrease) in short-term borrowings	2,318	(612)	(10,497)
Proceeds from long-term borrowings	29,600	16,000	18,000
Repayments on long-term borrowings	(14,250)	(18,250)	(22,437)
Dividends paid	(5,233)	(4,840)	(4,820)
Common stock issued	482	556	499

Net Cash Provided by Financing Activities	50,456	47,495	48,849

Net Increase in Cash and Cash Equivalents	15,510	174	(916)
CASH AND CASH EQUIVALENTS—BEGINNING	18,931	18,757	19,673

CASH AND CASH EQUIVALENTS—ENDING	$34,441	$18,931	$18,757

Supplemental disclosures of cash flow information
Interest paid	$5,107	$3,912	$3,816

Income taxes paid	$3,850	$4,350	$1,975

Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$265	$619	$1,219

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$(21,624)	$—	$—
Loans	(264,913)	—	—
Premises and equipment	(8,624)	—	—
Investment in bank-owned life insurance	(3,118)	—	—
Restricted investments in bank stocks	(336)	—	—
Foreclosed assets held for resale	(211)	—	—
Goodwill	(13,272)	—	—
Core deposit intangible assets	(2,418)	—	—
Other assets	(7,463)	—	—
Noninterest bearing deposits	80,006	—	—
Interest bearing deposits	213,327	—	—
Trust preferred subordinated debt	4,688	—	—
Other liabilities	1,782	—	—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-two community banking locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. At the effective time of the acquisition, New Windsor merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (NWSB) with and into ACNB Bank. ACNB Bank now operates in the Maryland market as "NWSB Bank, A Division of ACNB Bank" and serves its marketplace with banking and wealth management services via a network of seven community banking offices located in Carroll County, Maryland.

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

        Assets held by the Corporation's Wealth management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $327,000,000 and $195,000,000 at December 31, 2017 and 2016, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Use of Estimates

        Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the consolidated financial statements, and revenues and expenses during

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of other than temporary impairment on securities, and the potential impairment of goodwill.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $269,080,000, or 21.6%, of total loans at December 31, 2017. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired Loans

        Acquired Loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment (analysis available at request of the Corporation), 2) a general credit fair value adjustment (analysis available at request of the Corporation) and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures.

        The carryover of allowance for loan losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for loan losses on acquired loans reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Corporation performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Corporation will includes these loans in the calculation of the allowance for loan losses after the initial valuation, and provide accordingly.

        Upon acquisition, in accordance with Generally Accepted Accounting Principles, the Corporation has individually determined whether each acquired loan is within the scope of ASC 310-30. The Corporation's senior lending management reviewed the accounting seller's loan portfolio on a loan by loan basis to determine if any loans met the two-part definition of an impaired loan as defined by ASC 310-30: 1) Credit deterioration on the loan from its inception until the acquisition date, and 2) It is probable that not all of the contractual cash flows will be collected on the loan.

        Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, we used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, expected lifetime losses, environment factors to estimate the expected cash flow for each loan pool. With regards to ASC 310-30 loans, for external disclosure purposes, the aggregate contractual cash flows less the aggregate expected cash flows will result in a credit related non-accretable yield amount. The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount. The accretable yield reflects the contractual cash flows management expects to collect about the loan's acquisition date fair value and will be recognized over the life of the loan on a level-yield basis as a component of interest income.

        Over the life of the acquired ASC 310-30 loan, we continue to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan's remaining life.

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

        For loans acquired without evidence of credit quality deterioration, ACNB prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral, and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $731,000.

        Additionally, for loans acquired without credit quality deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, NWSB and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.5 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

Premises and Equipment

        Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets' estimated useful lives. Normally, a buildings useful life is 40 years, except for building remodels and additions, which are depreciated over fifteen years. Bank equipment, including furniture and fixtures, is normally depreciated over five - fifteen years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets' useful life or the related lease term.

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2017 and 2016, and consists of common stock in the Atlantic Central Bankers Bank, Maryland Financial Bank, Community Bankers Bank and Federal Home Loan Bank (FHLB).

        Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Financial Services—Depository and Lending.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2017, 2016 or 2015. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $96,000, $96,000, and $46,000 of expense in 2017, 2016, and 2015, respectively, related to these benefits.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG's outstanding goodwill from its most recent testing, which was performed as of October 1, 2017. The Corporation has not identified any such events, and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor for impairment during the year ended December 31, 2017. ACNB plans on testing New Windsor goodwill during 2018. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of five to fifteen years.

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. $264,000 of the $436,000 outstanding foreclosed asset balance held at December 31, 2017 represent residential real estate properties.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Stock-based Compensation

        ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. To date, 19,301 shares were issued under this plan, which resulted in $133,000 and $59,000 of compensation expense for the year ended December 31, 2017 and 2016, respectively. Of the 19,301 shares issued under the plan, 13,235 shares are fully vested and 6,066 will vest over the next two years.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 6,543,756, 6,051,579 and 6,026,224 weighted average shares of common stock outstanding for 2017, 2016 and 2015, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Loss

        The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE—DECEMBER 31, 2017	$(957)	$(6,135)	$(7,092)

BALANCE—DECEMBER 31, 2016	$(266)	$(5,758)	$(6,024)

Segment Reporting

        The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual, business, and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and community financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, community and mortgage banking operations of the Bank. As such, discrete financial information for commercial, community and mortgage banking operations is not available and segment reporting would not be meaningful. Please refer to Note S—"Segment and Related Information" for a discussion of insurance operations.

New Accounting Pronouncements

ASU 2014-09, 2015-14, 2016-08, 2016-12, 2016-20, and 2017-10

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (the entity's consideration is in the form of a commission, and the entity is not exposed to credit risk) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In May 2016, the FASB issued ASU 2016-12, and amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).

        The Corporation's revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to non-interest income, the Corporation has identified revenue streams within the scope of the guidance, and has performed an evaluation of the underlying revenue contracts. The Corporation's overall assessment indicates that adoption of this ASU will not materially change its current method

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and timing of recognizing revenue for the identified revenue streams. The Corporation, however, is still in process of developing additional quantitative and qualitative disclosures that are required upon the adoption of the new revenue recognition standard as well as evaluating certain revenue streams for principal verus agent treatment of the related revenue (i.e., reporting revenues on a gross basis or net of related expenses). The Corporation adopted this ASU on January 1, 2018, on a cumulative effect approach. The adoption of this ASU, as discussed above, did not have a significant impact on the Corporation's financial condition, results of operations and consolidated financial statements.

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

        The Corporation had determined this ASU will not have a material effect on its consolidated financial condition or results of operations when adopted on January 1, 2018.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        While the Corporation is currently evaluating the timing and impact of adopting ASU 2016-02, the ultimate impact of adopting ASU 2016-02 will depend on the Corporation's lease portfolio as of the adoption date and interest rates at that time. The Corporation expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of committed lease payments as of the date of adoption. The effect on operations and capital adequacy is not expected to be material.

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

        The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets"), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price ("gross up approach") to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above.

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

        The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations. Management has developed a committee to address CECL and the committee is currently evaluating options to comply with the ASU in a timely manner.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASU 2017-04

        In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment.

        ASU 2017-04 eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation adopted this ASU on January 1, 2018. The adoption of this ASU did not have an impact on its consolidated financial condition or results of operations based on the current circumstance.

ASU 2017-13

        In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842).

        ASU 2017-13 adds SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity's filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities.

        The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date.

ASU 2018-02

        In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

        ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The amendments in this ASU also require certain disclosures about stranded tax effects.

        The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments should be applied in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

        The Corporation early adopted this ASU. The total adjustment of $1,183,000 is reclassified from Accumulated Other Comprehensive Income (Loss) to Retained Earnings in the Corporation's consolidated statement of condition, as well as, reflected in the consolidated statement of changes in stockholders' equity for the period ended December 31, 2017.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2017 and 2016, compensating balances approximated $1,769,000 and $1,203,000, respectively. During 2017 and 2016, average compensating balances approximated $1,992,000 and $1,337,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2017 and 2016, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2017
U.S. Government and agencies	$105,899	$2	$1,818	$104,083
Mortgage-backed securities, residential	34,473	461	101	34,833
State and municipal	13,227	109	42	13,294
Corporate bonds	5,000	57	—	5,057
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	647	102	—	749

	$160,290	$731	$1,970	$159,051

December 31, 2016
U.S. Government and agencies	$81,065	$43	$1,529	$79,579
Mortgage-backed securities, residential	31,272	782	81	31,973
State and municipal	24,514	240	94	24,660
Corporate bonds	5,000	62	—	5,062
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	498	183	—	681

	$143,393	$1,310	$1,713	$142,990

SECURITIES HELD TO MATURITY
December 31, 2017
U.S. Government and agencies	$19,000	$2	$99	$18,903
Mortgage-backed securities, residential	25,829	55	238	25,646

	$44,829	$57	$337	$44,549

December 31, 2016
U.S. Government and agencies	$23,017	$26	$54	$22,989
Mortgage-backed securities, residential	32,551	210	325	32,436

	$55,568	$236	$379	$55,425

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2017
U.S. Government and agencies	$42,775	$445	$58,279	$1,373	$101,054	$1,818
Mortgage-backed securities, residential	7,228	56	2,845	45	10,073	101
State and municipal	1,042	8	1,950	34	2,992	42
CRA Mutual Fund	—	—	1,035	9	1,035	9

	$51,045	$509	$64,109	$1,461	$115,154	$1,970

December 31, 2016
U.S. Government and agencies	$71,454	$1,529	$—	$—	$71,454	$1,529
Mortgage-backed securities, residential	8,966	81	—	—	8,966	81
State and municipal	4,933	94	—	—	4,933	94
CRA Mutual Fund	1,035	9	—	—	1,035	9

	$86,388	$1,713	$—	$—	$86,388	$1,713

SECURITIES HELD TO MATURITY
December 31, 2017
U.S. Government and agencies	$4,985	$15	$10,916	$84	$15,901	$99
Mortgage-backed securities, residential	4,946	29	11,070	209	16,016	238

	$9,931	$44	$21,986	$293	$31,917	$337

December 31, 2016
U.S. Government and agencies	$12,946	$54	$—	$—	$12,946	$54
Mortgage-backed security, residential	12,956	325	—	—	12,956	325

	$25,902	$379	$—	$—	$25,902	$379

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2017, sixty-four available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. Thirty-two of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2017, fifteen available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. Three of these securities have

NOTE C—SECURITIES (Continued)

been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2017, fourteen available for sale state and municipal securities had unrealized losses that individually did not exceed 3% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2017, the CRA Mutual Fund had an unrealized loss that did not exceed 1% of amortized cost. This security has been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

        At December 31, 2017, nine held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Six of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2017, twenty-one held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. Thirteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2017, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value at December 31, 2017, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$8,651	$8,635	$12,000	$11,949
Over 1 year through 5 years	102,487	100,911	7,000	6,954
Over 5 years through 10 years	12,917	12,817	—	—
Over 10 years	71	71	—	—
Mortgage-backed securities, residential	34,473	34,833	25,829	25,646
CRA mutual fund	1,044	1,035	—	—
Stock in other banks	647	749	—	—

	$160,290	$159,051	$44,829	$44,549

        The Corporation realized gross gains of $0 during 2017, $26,000 during 2016, and $262,000 during 2015 and gross losses of $0 during 2017 and 2016, and $1,000 during 2015 on sales of securities available for sale.

        At December 31, 2017 and 2016, securities with a carrying value of $157,601,000 and $134,763,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES

        The Corporation grants commercial, residential, and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2017 and 2016:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Originated Loans
Commercial and industrial	$154,177	$3,466	$1,812	$—	$159,455
Commercial real estate	325,002	17,666	9,277	—	351,945
Commercial real estate construction	27,413	767	250	—	28,430
Residential mortgage	363,195	3,251	478	—	366,924
Home equity lines of credit	81,976	360	—	—	82,336
Consumer	14,454	—	—	—	14,454

Total Originated Loans	966,217	25,510	11,817	—	1,003,544
Acquired Loans
Commercial and industrial	6,120	244	10	—	6,374
Commercial real estate	124,852	12,734	3,228	—	140,814
Commercial real estate construction	6,742	388	—	—	7,130
Residential mortgage	52,959	2,762	3,248	—	58,969
Home equity lines of credit	24,990	88	378	—	25,456
Consumer	1,525	358	—	—	1,883

Total Acquired Loans	217,188	16,574	6,864	—	240,626
Total Loans
Commercial and industrial	160,297	3,710	1,822	—	165,829
Commercial real estate	449,854	30,400	12,505	—	492,759
Commercial real estate construction	34,155	1,155	250	—	35,560
Residential mortgage	416,154	6,013	3,726	—	425,893
Home equity lines of credit	106,966	448	378	—	107,792
Consumer	15,979	358	—	—	16,337

Total Loans	$1,183,405	$42,084	$18,681	$—	$1,244,170

December 31, 2016
Commercial and industrial	$134,088	$2,355	$3,901	$—	$140,344
Commercial real estate	291,762	17,376	9,842	—	318,980
Commercial real estate construction	13,606	1,202	463	—	15,271
Residential mortgage	344,048	3,617	874	—	348,539
Home equity lines of credit	69,190	756	126	—	70,072
Consumer	14,704	—	—	—	14,704

Total	$867,398	$25,306	$15,206	$—	$907,910

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Year Ended December 31, 2017
Balance at beginning of period	$—
Acquisitions of impaired loans	1,458
Reclassification from non-accretable differences	—
Accretion to loan interest income	(224)

Balance at end of period	$1,234

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

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2017 and 2016:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2017
Commercial and industrial	$1,311	$1,311	$792	$188	$188
Commercial real estate	832	832	60	7,528	7,528
Commercial real estate construction	—	—	—	—	—
Residential mortgage	377	377	377	101	101

Total	$2,520	$2,520	$1,229	$7,817	$7,817

December 31, 2016
Commercial and industrial	$948	$948	$599	$1,178	$1,178
Commercial real estate	—	—	—	8,764	8,965
Commercial real estate construction	—	—	—	300	300
Residential mortgage	376	376	333	379	379

Total	$1,324	$1,324	$932	$10,621	$10,822

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2017
Commercial and industrial	$1,184	$—	$785	$—
Commercial real estate	499	—	8,030	330
Commercial real estate construction	—	—	60	25
Residential mortgage	377	—	210	15

Total	$2,060	$—	$9,085	$370

December 31, 2016
Commercial and industrial	$190	$—	$1,356	$3
Commercial real estate	—	—	8,377	371
Commercial real estate construction	—	—	330	—
Residential mortgage	224	—	424	17

Total	$414	$—	$10,487	$391

December 31, 2015
Commercial and industrial	$—	$—	$1,591	$129
Commercial real estate	—	—	9,057	449
Commercial real estate construction	—	—	276	—
Residential mortgage	278	—	463	18

Total	$278	$—	$11,387	$596

        No additional funds are committed to be advanced in connection with impaired loans.

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $437,000 in 2017, $369,000 in 2016, and $456,000 in 2015.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2017 and 2016, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	2017	2016
Commercial and industrial	$1,499	$2,126
Commercial real estate	4,378	1,593
Commercial real estate construction	—	300
Residential mortgage	478	483

Total	$6,355	$4,502

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes information relative to troubled debt restructurings by loan portfolio class at December 31, 2017 and 2016:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at period end
December 31, 2017
Nonaccruing troubled debt restructurings:
Commercial real estate	$4,015	$4,073	$3,405

Total nonaccruing troubled debt restructurings	4,015	4,073	3,405

Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,982

Total accruing troubled debt restructurings	4,577	4,577	3,982

Total Troubled Debt Restructurings	$8,592	$8,650	$7,387

December 31, 2016
Nonaccruing troubled debt restructurings:
Commercial real estate	$648	$648	$377

Total nonaccruing troubled debt restructurings	648	648	377

Accruing troubled debt restructurings:
Commercial real estate	7,944	8,002	7,171
Residential mortgage	336	336	272

Total accruing troubled debt restructurings	8,280	8,338	7,443

Total Troubled Debt Restructurings	$8,928	$8,986	$7,820

        All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. There were no defaulted troubled debt restructured loans as of December 31, 2017 and 2016, however two borrowers advised that further payments were unlikely, therefore they were moved to nonaccrual status in the second quarter of 2017. There were no charge-offs on any of the troubled debt restructured loans for the years ended December 31, 2017 and 2016. One troubled debt restructured loan had a specific allocation in the amount of $60,000 at December 31, 2017. There was no specific allocation on any troubled debt restructured loans for the year ended December 31, 2016. One troubled debt restructured loan paid off during 2017 in the amount of $283,000. One troubled debt restructured loan paid off during 2016 in the amount of $74,000. All other troubled debt restructured loans were current with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of December 31, 2017, only one of the loans classified as a troubled debt restructured loan has an active forbearance agreement. The loan was negotiated during 2016. All other forbearance agreements have expired or the loans have paid off.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2017 and 2016:

Dollars in thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
2017
Troubled debt restructurings	—	$—	$—	$—
2016
Troubled debt restructurings	1	$826	$832	$832

        Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2017 and 2016, totaled $848,000 and $471,000, respectively.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2017
Originated Loans
Commercial and industrial	$55	$76	$1,503	$1,634	$157,821	$159,455	$4
Commercial real estate	436	317	1,400	2,153	349,792	351,945	88
Commercial real estate construction	252	—	—	252	28,178	28,430	—
Residential mortgage	3,006	646	1,500	5,152	361,772	366,924	1,022
Home equity lines of credit	254	29	183	466	81,870	82,336	183
Consumer	72	26	3	101	14,353	14,454	3

Total originated loans	4,075	1,094	4,589	9,758	993,786	1,003,544	1,300
Acquired Loans
Commercial and industrial	83	—	—	83	6,291	6,374	—
Commercial real estate	916	—	—	916	139,898	140,814	—
Commercial real estate construction	—	—	—	—	7,130	7,130	—
Residential mortgage	930	304	137	1,371	57,598	58,969	137
Home equity lines of credit	83	—	70	153	25,303	25,456	70
Consumer	—	—	—	—	1,883	1,883	—

Total acquired loans	2,012	304	207	2,523	238,103	240,626	207
Total Loans
Commercial and industrial	138	76	1,503	1,717	164,112	165,829	4
Commercial real estate	1,352	317	1,400	3,069	489,690	492,759	88
Commercial real estate construction	252	—	—	252	35,308	35,560	—
Residential mortgage	3,936	950	1,637	6,523	419,370	425,893	1,159
Home equity lines of credit	337	29	253	619	107,173	107,792	253
Consumer	72	26	3	101	16,236	16,337	3

Total Loans	$6,087	$1,398	$4,796	$12,281	$1,231,889	$1,244,170	$1,507

December 31, 2016
Commercial and industrial	$26	$1	$1,178	$1,205	$139,139	$140,344	$—
Commercial real estate	325	674	—	999	317,981	318,980	—
Commercial real estate construction	—	—	300	300	14,971	15,271	—
Residential mortgage	2,866	657	1,413	4,936	343,603	348,539	937
Home equity lines of credit	310	56	408	774	69,298	70,072	408
Consumer	31	47	—	78	14,626	14,704	—

Total	$3,558	$1,435	$3,299	$8,292	$899,618	$907,910	$1,345

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses
Beginning balance-January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(181)	—	—	(132)	(9)	(139)	—	(461)
Recoveries	21	61	80	62	—	19	—	243
Provisions	324	199	(101)	(182)	(27)	(54)	(159)	—

Ending balance-December 31, 2017	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976

Ending balance: individually evaluated for impairment	$792	$60	$—	$377	$—	$—	$—	$1,229

Ending balance: collectively evaluated for impairment	$2,427	$5,168	$126	$2,849	$612	$749	$816	$12,747

Loans receivables
Ending balance	$165,829	$492,759	$35,560	$425,893	$107,792	$16,337	$—	$1,244,170

Ending balance: individually evaluated for impairment	$1,499	$8,360	$—	$478	$—	$—	$—	$10,337

Ending balance: collectively evaluated for impairment	$164,330	$484,399	$35,560	$425,415	$107,792	$16,337	$—	$1,233,833

December 31, 2016
Allowance for loan losses
Beginning balance-January 1, 2016	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747
Charge-offs	(318)	—	(135)	(189)	(74)	(50)	—	(766)
Recoveries	45	—	132	25	—	11	—	213
Provisions	820	(248)	38	293	103	(121)	(885)	—

Ending balance-December 31, 2016	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194

Ending balance: individually evaluated for impairment	$599	$—	$—	$333	$—	$—	$—	$932

Ending balance: collectively evaluated for impairment	$2,456	$4,968	$147	$3,145	$648	$923	$975	$13,262

Loans receivables
Ending balance	$140,344	$318,980	$15,271	$348,539	$70,072	$14,704	$—	$907,910

Ending balance: individually evaluated for impairment	$2,126	$8,764	$300	$755	$—	$—	$—	$11,945

Ending balance: collectively evaluated for impairment	$138,218	$310,216	$14,971	$347,784	$70,072	$14,704	$—	$895,965

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses
Beginning balance-January 1, 2015	$2,048	$5,872	$194	$3,845	$557	$1,050	$1,606	$15,172
Charge-offs	(150)	—	(39)	(622)	(15)	(111)	—	(937)
Recoveries	369	—	—	136	—	7	—	512
Provisions	241	(656)	(43)	(10)	77	137	254	—

Ending balance-December 31, 2015	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,508	$5,216	$112	$3,349	$619	$1,083	$1,860	$14,747

Loans receivables
Ending balance	$117,692	$289,899	$13,429	$357,228	$60,124	$14,588	$—	$852,960

Ending balance: individually evaluated for impairment	$1,471	$8,185	$374	$461	$—	$—	$—	$10,491

Ending balance: collectively evaluated for impairment	$116,221	$281,714	$13,055	$356,767	$60,124	$14,588	$—	$842,469

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,703,000 and $4,578,000 at December 31, 2017 and 2016, respectively. During 2017, $1,612,000 new loans or advances were extended and repayments totaled $487,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2017.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2017	2016
Land	$5,050	$2,624
Buildings and improvements	25,881	19,917
Furniture and equipment	14,856	13,273
Construction in process	182	82

	45,969	35,896
Accumulated depreciation	(19,195)	(17,743)

	$26,774	$18,153

        Depreciation expense was $1,755,000, $1,455,000 and $1,419,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2017 and 2016, the carrying value of these investments was approximately $2,446,000 and $2,899,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

	In thousands
	2017	2016
Non-interest bearing demand	$279,413	$180,593
Interest bearing demand	163,278	130,453
Savings	501,710	414,682
Time certificates of deposit of $250,000 or less	295,279	209,805
Time certificates of deposit greater than $250,000	58,812	32,088

	$1,298,492	$967,621

        Scheduled maturities of time certificates of deposit at December 31, 2017, were as follows:

Years Ending	In thousands
2018	$176,525
2019	119,968
2020	29,657
2021	15,766
2022	12,175

$354,091

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2036. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $642,000, $492,000 and $456,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2018	$787
2019	579
2020	481
2021	386
2022	328
Later years	1,694

$4,255

NOTE H—LEASE COMMITMENTS (Continued)

        ACNB leases space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $60,000, $8,000 and $27,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2017		2016
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$—	—%	$—	—%
Securities sold under repurchase agreements	36,908	0.12	34,590	0.12

	$36,908	0.12%	$34,590	0.12%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $4,194,700 at December 31, 2017. The Corporation also has lines of credit that total $29,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2017 and 2016.

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

NOTE I—BORROWINGS (Continued)

        The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2017 and 2016:

			Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts Offset in the Statements of Condition
Dollars in thousands	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2017
Repurchase agreements
Commercial customers and government entities(a)	$36,908	$—	$36,908	$(36,908)	$—	$—
December 31, 2016
Repurchase agreements
Commercial customers and government entities(a)	$34,590	$—	$34,590	$(34,590)	$—	$—

(a)
As of December 31, 2017 and 2016, the fair value of securities pledged in connection with repurchase agreements was $42,397,000 and $41,406,000, respectively.

        A summary of long-term debt as of December 31 is as follows:

	2017		2016
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2017	$—	—%	$14,250	2.30%
2018	25,500	1.87%	25,500	1.87%
2019	23,500	1.73%	19,500	1.75%
2020	20,000	1.87%	12,000	1.84%
2021	16,000	2.01%	3,000	1.58%
Loan Payable to local bank	4,600	1.53%	—	—%
Trust preferred subordinated debt	5,000	6.39%	—	—%

	$94,600	2.06%	$74,250	1.91%

        The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $674,680,200 from the FHLB, of which $567,440,200 was available at December 31, 2017.

        The loan payable to a local bank has a one-year draw period in which monthly interest-only payments are due on the outstanding principal amount at 4.5% as of December 31, 2017. Commencing June 2018, terms include a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

        The trust preferred subordinated debt is comprised of debt securities issued by New Windsor in June 2005 and assumed by ACNB Corporation through the acquisition. New Windsor issued $5,000,000 of 6.39% fixed rate capital securities to institutional investors in a private pooled transaction. The proceeds were transferred to New Windsor as trust preferred subordinated debt under the same terms

NOTE I—BORROWINGS (Continued)

and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2017, $16,066,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2017, 2016 and 2015, are as follows:

In thousands	2017	2016	2015
Federal:
Current	$4,767	$3,530	$3,316
Deferred	1,413	171	392

	6,180	3,701	3,708
State:
Current	156	67	53
Deferred	298	—	—

	454	67	53

	$6,634	$3,768	$3,761

NOTE K—INCOME TAXES (Continued)

        Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, are as follows:

	Percentage of Income before Income Taxes
	2017	2016	2015
Federal income tax at statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.8%	0.3%	0.2%
Tax-exempt income	(5.0)%	(4.8)%	(4.4)%
Earnings on investment in bank-owned life insurance	(2.3)%	(2.6)%	(2.5)%
Rehabilitation and low-income housing credits	(1.7)%	(2.0)%	(2.0)%
Reduction of federal tax rate	10.2%	—%	—%
Other	2.4%	0.8%	0.2%

	40.4%	25.7%	25.5%

        The provision for federal income taxes includes $0, $9,000 and $89,000 of income taxes related to net gains on sales of securities in 2017, 2016 and 2015, respectively. Rehabilitation and low-income housing income tax credits were $287,000, during 2017, 2016 and 2015, respectively. Projected credits are $287,000 in 2018 and 2019, and $876,000 thereafter.

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,052	$4,968
Available for sale securities	282	143
Accrued deferred compensation	852	1,166
Pension	1,789	3,101
Other-than-temporary impairment	43	70
Nonaccrual interest	171	226
Deferred director fees	520	686
Acquisition accounting	1,357	—
Other	521	982

	8,587	11,342

Deferred tax liabilities:
Deferred loan fees	114	79
Available for sale securities	—	—
Prepaid pension benefit cost	4,248	6,632
Prepaid expenses	132	123
Accumulated depreciation	426	372
Goodwill/intangibles	928	1,006

	5,848	8,212

Net Deferred Tax Asset included in Other Assets	$2,739	$3,130

NOTE K—INCOME TAXES (Continued)

        The Corporation did not have any uncertain tax positions at December 31, 2017 and 2016. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2014 through 2017.

        On December 22, 2017, the United States government enacted comprehensive tax legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including a reduction in the base corporate tax rate from the prior existing statutory rate, which was 35% for ACNB, to 21%. Based on estimates and current accounting guidance, the Corporation estimated that the Tax Act resulted in a charge against 2017 net income of approximately $1.7 million, due to the write down of ACNB's net deferred tax assets due to the Tax Act's reduction in the base corporate tax rate to 21%. This estimate was based on a review and analysis of the Corporation's net deferred tax assets at December 31, 2017, as well as adjustments to various deferred tax assets and deferred tax liabilities in the fourth quarter, including those accounted for in accumulated other comprehensive income.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2017 and 2016, are as follows:

		Fair Value Measurements at December 31, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$104,083	$—	$104,083	$—
Mortgage-backed securities, residential		34,833	—	34,833	—
State and municipal		13,294	—	13,294	—
Corporate bonds		5,057	—	5,057	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		749	749	—	—

Total securities available for sale	Recurring	$159,051	$1,784	$157,267	$—

Impaired loans	Non-recurring	$5,426	$—	$—	$5,426

Foreclosed assets held for resale	Non-recurring	$—	$—	$—	$—

		Fair Value Measurements at December 31, 2016
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$79,579	$—	$79,579	$—
Mortgage-backed securities, residential		31,973	—	31,973	—
State and municipal		24,660	—	24,660	—
Corporate bonds		5,062	—	5,062	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		681	681	—	—

Total securities available for sale	Recurring	$142,990	$1,716	$141,274	$—

Impaired loans	Non-recurring	$4,406	$—	$—	$4,406

Foreclosed assets held for resale	Non-recurring	$—	$—	$—	$—

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2017
Impaired loans	$5,426	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(36)%
Foreclosed assets held for resale	$—	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	—%
December 31, 2016
Impaired loans	$4,406	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(39)%
Foreclosed assets held for resale	$—	Appraisal of collateral(1)(3)	Appraisal adjustments(2)	(10) - (50)%	—%

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

        The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation assets and liabilities at December 31, 2017 and 2016:

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

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

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2017 and 2016:

	December 31, 2017
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,304	$19,304	$8,313	$10,991	$—
Interest-bearing deposits in banks	15,137	15,137	15,137	—	—
Investment securities available for sale	159,051	159,051	1,784	157,267	—
Investment securities held to maturity	44,829	44,549	—	44,549	—
Loans held for sale	1,736	1,736	—	1,736	—
Loans, less allowance for loan losses	1,230,194	1,213,932	—	—	1,213,932
Accrued interest receivable	3,670	3,670	—	3,670	—
Restricted investment in bank stocks	4,773	4,773	—	4,773	—
Financial liabilities:
Deposits	1,298,492	1,295,456	—	1,295,456	—
Short-term borrowings	36,908	36,908	—	36,908	—
Long-term borrowings	89,600	89,571	—	89,571	—
Trust preferred subordinated debt	5,000	4,692	—	4,692	—
Accrued interest payable	1,163	1,163	—	1,163	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2016
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,796	$13,796	$6,921	$6,875	$—
Interest-bearing deposits in banks	5,135	5,135	5,135	—	—
Investment securities available for sale	142,990	142,990	1,716	141,274	—
Investment securities held to maturity	55,568	55,425	—	55,425	—
Loans held for sale	1,770	1,770	—	1,770	—
Loans, less allowance for loan losses	893,176	888,169	—	—	888,169
Accrued interest receivable	3,158	3,158	—	3,158	—
Restricted investment in bank stocks	4,349	4,349	—	4,349	—
Financial liabilities:
Deposits	967,621	967,236	—	967,236	—
Short-term borrowings	34,590	34,590	—	34,590	—
Long-term borrowings	74,250	75,029	—	75,029	—
Accrued interest payable	837	837	—	837	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

NOTE M—RETIREMENT PLANS (Continued)

        A measurement date of December 31 has been used for the fiscal years ended December 31, 2017 and 2016.

In thousands	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$28,625	$26,670
Service cost	839	795
Interest cost	1,135	1,136
Change in assumptions	2,040	1,059
Benefits paid	(1,092)	(1,035)

Benefit obligation at end of year	31,547	28,625

Change in plan assets:
Fair value of plan assets at beginning of year	38,715	36,880
Actual return on plan assets	4,816	2,870
Employer contribution	—	—
Benefits paid	(1,092)	(1,035)

Fair value of plan assets at end of year	42,439	38,715

Funded Status, included in other assets	$10,892	$10,090

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$7,924	$8,859
Prior service cost	—	—

Total included in accumulated other comprehensive loss (pretax)	$7,924	$8,859

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$515
Prior service cost	—

$515

        The accumulated benefit obligation totaled $30,228,000 and $27,508,000 at December 31, 2017 and 2016, respectively.

        For the years ended December 31, 2017 and 2016 the mortality assumptions were derived using the mortality rates from RP-2006 (underlying baseline table from SOA RP-2014 study based on experience data for private pension plans of 2006, the central year of experience data 2004-2008).

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit costs (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2017	2016	2015
Components of net periodic benefit cost (income):
Service cost	$839	$795	$881
Interest cost	1,135	1,136	1,040
Expected return on plan assets	(2,518)	(2,429)	(2,542)
Recognized net actuarial loss	676	682	481
Amortization of prior service cost	—	1	24

Net Periodic Benefit Cost (Income)	132	185	(116)

Net loss	(259)	618	1,409
Amortization of net loss	(676)	(682)	(481)
Amortization of prior service cost	—	(1)	(24)

Total recognized in other comprehensive (income) loss	$(935)	$(65)	$904

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(803)	$120	$788

        For the years ended December 31, 2017, 2016 and 2015, the assumptions used to determine the benefit obligation are as follows:

	2017	2016	2015
Discount rate	3.55%	4.05%	4.35%
Rate of compensation increase	3.50%	3.50%	3.50%

        For the years ended December 31, 2017, 2016 and 2015, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2017	2016	2015
Discount rate	4.05%	4.35%	3.90%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%	3.75%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2017 and 2016, are as follows:

	2017	2016
Equity securities	50%	48%
Debt securities	44%	46%
Short-term fixed income	—%	—%
Real estate	6%	6%

	100%	100%

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

        Equity securities included Corporation common stock in amounts of $2,114,000, or 5% of total plan assets, and $2,175,000, or 6% of total plan assets, at December 31, 2017 and 2016, respectively.

        Fair value measurements at December 31, 2017, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$21,423	$2,114	$19,309	$—
Debt securities	18,668	—	18,668	—
Real estate	2,348	—	2,348	—

        Fair value measurements at December 31, 2016, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$18,687	$2,175	$16,512	$—
Debt securities	17,888	—	17,888	—
Real estate	2,140	—	2,140	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2018. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 353 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2018	$1,320
2019	1,410
2020	1,440
2021	1,650
2022	1,660
2023-2027	9,200

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $626,000, $541,000 and $547,000 for 2017, 2016 and 2015, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG's contributions to and expenses for the plan were $86,000, $83,000 and $74,000 for 2017, 2016 and 2015, respectively.

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2017 and 2016, totaled $2,803,000 and $2,550,000, respectively. The annual expense included in salaries and benefits expense totaled $279,000, $383,000 and $360,000 during the years ended December 31, 2017, 2016 and 2015, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

        In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2017, 14,967 shares were issued under this plan with proceeds in the amount of $362,000. During 2016, 16,979 shares were issued under this plan with proceeds in the amount of $437,000. During 2015, 18,401 shares were issued under this plan with proceeds in the amount of $499,000. Proceeds are used for general corporate purposes.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, which awards shall not exceed, in the aggregate, 200,000 shares of common stock. The plan is available to employees and directors of the Bank to advance the best interests of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. To date, 19,301 shares were issued under this plan.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital to average assets. The federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

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

        Management believes, as of December 31, 2017, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2017, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank's category.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount(1)		Ratio(1)	Amount		Ratio
CORPORATION
As of December 31, 2017
Tier 1 leverage ratio (to average assets)	$144,376	9.04%	$	≥63,871	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	144,376	12.79		≥50,796	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	144,376	12.79		≥67,728	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	158,479	14.04		≥90,304	≥8.0		N/A	N/A
As of December 31, 2016
Tier 1 leverage ratio (to average assets)	$121,650	10.06%	$	≥48,382	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	121,650	14.71		≥37,205	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	121,650	14.71		≥49,606	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	132,033	15.97		≥66,142	≥8.0		N/A	N/A
BANK
As of December 31, 2017
Tier 1 leverage ratio (to average assets)	$138,811	8.70%	$	≥68,857	≥4.0%	$	≥79,822	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	138,811	12.34		≥50,639	≥4.5		≥73,145	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	138,811	12.34		≥67,519	≥6.0		≥90,025	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	152,868	13.58		≥90,025	≥8.0		≥112,532	≥10.0
As of December 31, 2016
Tier 1 leverage ratio (to average assets)	$106,540	8.82%	$	≥48,316	≥4.0%	$	≥60,395	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	106,540	12.96		≥36,995	≥4.5		≥53,438	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	106,540	12.96		≥49,327	≥6.0		≥65,770	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	116,865	14.22		≥65,770	≥8.0		≥82,212	≥10.0

(1)
Amounts and ratios do not include capital conservation buffer.

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

        The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2017 and 2016, for guarantees under standby letters of credit issued is not material.

        In 2016, ACNB Corporation executed a guaranty for a note related to a $500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for Russell Insurance Group, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs should they arise by the borrower. No liability is recorded for the guarantor's obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. No draws were taken on this commercial line of credit since its inception.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2017	2016
Commitments to extend credit	$264,368	$258,631
Standby letters of credit	6,362	6,134

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2017	2016
ASSETS
Cash	$9,440	$8,563
Investment in banking subsidiary	143,288	100,395
Investment in other subsidiaries	8,517	8,768
Investments in low-income housing partnerships	689	1,016
Securities and other assets	1,548	1,232
Receivable from banking subsidiary	118	130

Total Assets	$163,600	$120,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$9,600	$—
Other liabilities	34	43
Stockholders' equity	153,966	120,061

Total Liabilities and Stockholders' Equity	$163,600	$120,104

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2017	2016	2015
Dividends from banking subsidiary	$5,233	$4,840	$4,820
Gain on sale of securities	—	26	—
Other income	31	35	190

	5,264	4,901	5,010
Expenses	1,572	854	431

	3,692	4,047	4,579
Income tax benefit	507	490	381

	4,199	4,537	4,960
Equity in undistributed earnings of subsidiaries	5,589	6,332	6,057

Net Income	$9,788	$10,869	$11,017

Comprehensive Income	$9,903	$9,571	$9,014

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,788	$10,869	$11,017
Equity in undistributed earnings of subsidiaries	(5,589)	(6,332)	(6,057)
Decrease (Increase) in receivable from banking subsidiary	12	2,639	(131)
Gain on sale of securities	—	(26)	—
Other	129	540	86

Net Cash Provided by Operating Activities	4,340	7,690	4,915

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment from subsidiary	1,000	650	750
Outlay for business combination	(4,445)	—	—

Net Cash (Used in) Provided by Investing Activities	(3,445)	650	750

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	4,600	—	—
Repayments on long-term debt	—	—	(1,437)
Proceeds from issuance of common stock	615	615	499
Dividends paid	(5,233)	(4,840)	(4,820)

Net Cash Used in Financing Activities	(18)	(4,225)	(5,758)

Net Increase (Decrease) in Cash and Cash Equivalents	877	4,115	(93)
CASH AND CASH EQUIVALENTS—BEGINNING	8,563	4,448	4,541

CASH AND CASH EQUIVALENTS—ENDING	$9,440	$8,563	$4,448

NOTE R—GOODWILL AND OTHER INTANGIBLES

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

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp Inc. (New Windsor) of Taneytown, Maryland. The acquisition of New Windsor resulted in goodwill of approximately $13,272,000 and generated $2,418,000 in core deposit intangibles.

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit

NOTE R—GOODWILL AND OTHER INTANGIBLES (Continued)

intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years.

        Combining goodwill resulting from this transaction with existing goodwill from the 2005 RIG purchase of $6,308,000, total goodwill included in the Corporation's consolidated statement of condition is $19,580,000. Goodwill is not deductible for federal income tax purposes. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.

        The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

		2017		2016
Year Purchased	Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
2005		$3,282	$3,282	$3,282	$3,282
2007		637	637	637	587
2008		1,165	1,101	1,165	992
2009		1,300	1,170	1,300	1,040
2010		33	26	33	23
2014		77	31	77	23
2015		173	49	173	32

	RIG amortized intangible assets	6,667	6,296	6,667	5,979
2017	New Windsor core deposit intangibles	2,418	220	—	—

		$9,085	$6,516	$6,667	$5,979

        Amortization of the intangible assets for the five years subsequent to December 31, 2017, is expected to be as follows:

Years Ending	In thousands
2018	$638
2019	400
2020	353
2021	309
2022	265
Thereafter	604

NOTE S—SEGMENT AND RELATED INFORMATION

        The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

NOTE S—SEGMENT AND RELATED INFORMATION (Continued)

        Segment information for 2017, 2016 and 2015 is as follows:

In thousands	Banking	Insurance	Total
2017
Net interest income and other income from external customers	$55,763	$4,738	$60,501
Income before income taxes	15,585	837	16,422
Total assets	1,586,064	9,368	1,595,432
Capital expenditures	1,727	30	1,757
2016
Net interest income and other income from external customers	$45,313	$4,461	$49,774
Income before income taxes	13,828	809	14,637
Total assets	1,195,857	10,463	1,206,320
Capital expenditures	2,333	11	2,344
2015
Net interest income and other income from external customers	$43,522	$4,490	$48,012
Income before income taxes	14,137	641	14,778
Total assets	1,138,106	9,819	1,147,925
Capital expenditures	1,712	26	1,738

NOTE T—NEW WINDSOR ACQUISITION

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp Inc. (New Windsor) of Taneytown, Maryland. New Windsor was a locally owned and managed institution with seven locations in north central Maryland that complemented, enhanced and expanded ACNB's physical presence in north central Maryland. ACNB transacted the acquisition to enhance its competitive strategic position, potential prospective business opportunities, operations, management, prospective financial condition, future earnings and business prospects. Specifically, ACNB believes that the acquisition will enhance its business opportunities in Northern Maryland due to the combined company having a greater market share, market presence and the ability to offer more diverse (i.e. Trust Services) and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and potentially improve funding costs. The fair value of total assets acquired as a result of the acquisition totaled $319.8 million, loans totaled $263.5 million and deposits totaled $293.3 million. Goodwill recorded in the acquisition was $13.3 million. In accordance with the terms of the Reorganization Agreement, dated November 21, 2016, as amended, New Windsor shareholders received, in aggregate, $4.5 million in cash and 938,360 shares or approximately 13% of the post transaction outstanding shares of the Corporation's common stock. The transaction was valued at $33.3 million based on the Corporation's June 30, 2017 closing price of $30.50 as quoted on NASDAQ. The results of the combined entity's operations are included in the Corporation's Consolidated Financial Statements from the date of acquisition.

        The acquisition of New Windsor is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

NOTE T—NEW WINDSOR ACQUISITION (Continued)

        The following table summarizes the consideration paid for New Windsor and the fair value of assets acquired and liabilities assumed as of the acquisition date:

  Purchase Price Consideration in Common Stock

New Windsor shares outstanding	1,003,703
Shares paid cash consideration	150,555
Cash consideration (per New Windsor share)	$30.00
Cash portion of purchase price	$4,519,995
New Windsor shares outstanding	1,003,703
Shares paid stock consideration	853,148
Exchange ratio	1.10
Total ACNB shares issued	938,360
ACNB's share price for purposes of calculation	$30.50
Equity portion of purchase price	$28,619,980
Cost of shares owned by buyer	$150,000
Total consideration paid	$33,289,975

Allocation of Purchase Price	In thousands
Total Purchase Price		$33,290
Fair Value of Assets Acquired
Cash and cash equivalents	10,964
Investment securities	21,624
Loans held for sale	1,463
Loans	263,450
Restricted stock	486
Premises and equipment	8,624
Core deposit intangible asset	2,418
Other assets	10,792

Total assets	319,821
Fair Value of Liabilities Assumed
Non-interest bearing deposits	80,006
Interest bearing deposits	213,327
Subordinated debt	4,688
Other liabilities	1,782

Total liabilities	299,803
Net Assets Acquired		20,018

Goodwill Recorded in Acquisition		$13,272

        Pursuant to the accounting requirements, the Corporation assigned a fair value to the assets acquired and liabilities assumed of New Windsor. ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."

NOTE T—NEW WINDSOR ACQUISITION (Continued)

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

        Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

  Investment securities available-for-sale

        The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services. The Corporation's independent pricing service utilized matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security's relationship to other benchmark quoted prices. Management reviewed the data and assumptions used in pricing the securities. A fair value premium of $361,000 was recorded and will be amortized over the estimated life of the investments using the interest rate method.

  Loans

        Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment (analysis available at request of the Corporation), 2) a general credit fair value adjustment (analysis available at request of the Corporation), and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of New Windsor's previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $272,646,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Corporation's expectations of future cash flows for each respective loan.

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

NOTE T—NEW WINDSOR ACQUISITION (Continued)

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

  Premises and Equipment

        The Corporation acquired seven branches from New Windsor. The fair value of New Windsor's premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals and other data in the market in which the premises are located. The Corporation prepared an internal analysis to compare the lease contract obligations to comparable market rental rates. The Corporation believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair market value adjustment related to leasehold interest was necessary.

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

NOTE T—NEW WINDSOR ACQUISITION (Continued)

  Long-term Borrowings

        The Corporation assumed a trust preferred subordinated debt in connection with the acquisition. The fair value of the trust preferred subordinated debt was determined based upon an estimated fair value from an independent brokerage firm. The trust preferred capital note was valued at discount of $312,500, which is being amortized into income on a level yield amortization method based upon the assumed market rate, and the term of the trust preferred subordinated debt instrument.

        The following table presents certain pro forma information as if New Windsor had been acquired on December 31, 2016. These results combine the historical results of the Corporation in the Corporation's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on December 31, 2016. In particular, no adjustments have been made to eliminate the amount of New Windor's provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of December 31, 2016. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

In thousands	For the Year Ended December 31, 2016
Total revenues (net interest income plus noninterest income)	$102,891
Net Income	13,591

        Acquisition-related expenses associated with the acquisition of New Windsor were $4,728,000 and $472,000 for the year ended December 31, 2017 and 2016, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

Note U—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Selected quarterly information for the years ended December 31, 2017 and 2016, is as follows:

Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Interest income	$10,533	$10,962	$15,109	$15,181
Interest expense	1,067	1,131	1,547	1,688

Net interest income	9,466	9,831	13,562	13,493
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	9,466	9,831	13,562	13,493
Net gains on sales of securities	—	—	—	—
Gain on sales of premises and equipment	—	—	—	—
Other income	3,082	3,528	3,930	3,609
Merger related expenses	162	208	4,305	53
Other expenses and provision for income taxes	9,749	10,429	11,275	14,532

Net income	$2,637	$2,722	$1,912	$2,517

Basic earnings per share	$0.43	$0.45	$0.27	$0.35

Dividends per share	$0.20	$0.20	$0.20	$0.20

2016
Interest income	$9,964	$10,010	$10,181	$10,345
Interest expense	957	980	996	1,001

Net interest income	9,007	9,030	9,185	9,344
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	9,007	9,030	9,185	9,344
Net gains on sales of securities	—	—	—	26
Gain on sales of premises and equipment	—	449	—	—
Other income	2,872	3,362	3,301	3,198
Proposed merger expenses	—	—	—	472
Other expenses and provision for income taxes	9,332	9,859	9,718	9,524

Net income	$2,547	$2,982	$2,768	$2,572

Basic earnings per share	$0.42	$0.49	$0.46	$0.43

Dividends per share	$0.20	$0.20	$0.20	$0.20

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2017. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2017, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

        ACNB's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on the following page.

/s/ JAMES P. HELT James P. Helt President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President/Treasurer & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
ACNB Corporation
Gettysburg, Pennsylvania

Opinion on Internal Control over Financial Reporting

        We have audited ACNB Corporation's (the Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Corporation and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for Opinion

        The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 9, 2018

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation and/or Subsidiary", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2018 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2013, and as reaffirmed on February 27, 2018, is available under the Corporate Governance Documents section of the Investor Relations page of ACNB Bank's website at www.acnb.com. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President/Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Executive Compensation and Employee Benefits", "Potential Payments Upon Termination or Change In Control", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in ACNB Corporation's 2018 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2018 definitive Proxy Statement.

        The following table provides information about shares of the Corporation's stock that may be issued under existing equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	180,699
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	180,699

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2018 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2018 definitive Proxy Statement.

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

(b)
EXHIBITS

        The following exhibits are included in this report:

Exhibit 2.1	Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of November 21, 2016 as amended. (Incorporated by reference to Annex A of the Registrant's Registration Statement No. 333-215914 on Form S-4, filed with the Commission on February 6, 2017.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.
Exhibit 2.2

Amendment No. 2 to Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of April 18, 2017. (Incorporated by reference to Exhibit 2.2 of the Registrant's form 10-Q for the quarter ended June 30, 2017, filed with the Commission on August 4, 2017.)

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

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan—Applicable to Richard L. Alloway II, Frank Elsner III, Todd L. Herring, Scott L. Kelley, James J. Lott, Robert W. Miller, Donna M. Newell, J. Emmett Patterson, Thomas A. Ritter, Marian B. Schultz, D. Arthur Seibel, Jr., David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.21	ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended.

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

Exhibit 10.28	Employment Agreement by and between ACNB Bank and Douglas A. Seibel dated as of November 15, 2016.
Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 83 of this Form 10-K.)
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

ACNB CORPORATION (Registrant)	March 9, 2018 Date

By:	/s/ JAMES P. HELT James P. Helt President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 9, 2018, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ JAMES P. HELT James P. Helt Director and President & Chief Executive Officer
/s/ RICHARD L. ALLOWAY II Richard L. Alloway II Director	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ FRANK ELSNER, III Frank Elsner, III Director and Chairman of the Board	/s/ THOMAS A. RITTER Thomas A. Ritter Director
/s/ TODD L. HERRING Todd L. Herring Director	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	/s/ D. ARTHUR SEIBEL, JR. D. Arthur Seibel, Jr. Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ DAVID L. SITES David L. Sites Director
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ ALAN J. STOCK Alan J. Stock Director and Vice Chairman of the Board
/s/ J. EMMETT PATTERSON J. Emmett Patterson Director	/s/ JAMES E. WILLIAMS James E. Williams Director