Form 10-Q
period 2018-03-31
ACNB CORP
filed 2018-04-27
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s Common Stock outstanding on April 27, 2018, was 7,034,540.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2018	March 31, 2017	December 31, 2017

ASSETS

Cash and due from banks	$16,467	$14,406	$19,304
Interest bearing deposits with banks	43,730	2,110	15,137

Total Cash and Cash Equivalents	60,197	16,516	34,441

Equity securities with readily determinable fair values	1,760	—	—
Debt securities available for sale	155,620	137,099	159,051
Securities held to maturity, fair value $40,758; $53,661; $44,549	41,378	53,794	44,829
Loans held for sale	474	466	1,736
Loans, net of allowance for loan losses $13,417; $14,145; $13,976	1,224,337	938,331	1,230,194
Premises and equipment	26,609	18,129	26,774
Restricted investment in bank stocks	4,802	5,089	4,773
Investment in bank-owned life insurance	45,692	40,997	44,935
Investments in low-income housing partnerships	2,330	2,794	2,446
Goodwill	19,580	6,308	19,580
Intangible assets	2,985	608	2,569
Foreclosed assets held for resale	630	85	436
Other assets	24,621	21,509	23,668

Total Assets	$1,611,015	$1,241,725	$1,595,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$290,333	$186,154	$279,413
Interest bearing	1,023,081	804,340	1,019,079

Total Deposits	1,313,414	990,494	1,298,492

Short-term borrowings	33,435	27,968	36,908
Long-term borrowings	95,316	90,250	94,600
Other liabilities	12,245	11,171	11,466

Total Liabilities	1,454,410	1,119,883	1,441,466

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,097,140, 6,129,649 and 7,086,258 shares issued; 7,034,540, 6,067,049 and 7,023,658 shares outstanding	17,743	15,325	17,716
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	38,070	11,023	37,777
Retained earnings	109,801	101,979	106,293
Accumulated other comprehensive loss	(8,281)	(5,757)	(7,092)

Total Stockholders’ Equity	156,605	121,842	153,966

Total Liabilities and Stockholders’ Equity	$1,611,015	$1,241,725	$1,595,432

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2018	2017

INTEREST AND DIVIDEND INCOME
Loans, including fees	$14,157	$9,530
Securities:
Taxable	903	800
Tax-exempt	65	150
Dividends	78	49
Other	52	4

Total Interest Income	15,255	10,533

INTEREST EXPENSE
Deposits	1,134	635
Short-term borrowings	16	45
Long-term borrowings	543	387

Total Interest Expense	1,693	1,067

Net Interest Income	13,562	9,466

PROVISION FOR LOAN LOSSES	250	—

Net Interest Income after Provision for Loan Losses	13,312	9,466

OTHER INCOME
Service charges on deposit accounts	816	570
Income from fiduciary, investment management and brokerage activities	571	442
Earnings on investment in bank-owned life insurance	257	255
Gain on life insurance proceeds	52	—
Net losses on equity securities	(33)	—
Service charges on ATM and debit card transactions	530	358
Commissions from insurance sales	1,201	1,154
Other	318	303

Total Other Income	3,712	3,082

OTHER EXPENSES
Salaries and employee benefits	6,627	5,748
Net occupancy	779	537
Equipment	1,162	783
Other tax	206	211
Professional services	369	239
Supplies and postage	215	169
Marketing and corporate relations	103	64
FDIC and regulatory	184	139
Merger related expenses	—	162
Intangible assets amortization	184	80
Foreclosed real estate expenses	48	30
Other operating	1,109	838

Total Other Expenses	10,986	9,000

Income before Income Taxes	6,038	3,548

PROVISION FOR INCOME TAXES	1,125	911

Net Income	$4,913	$2,637

PER SHARE DATA
Basic earnings	$0.70	$0.43
Cash dividends declared	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2018	2017

NET INCOME	$4,913	$2,637

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of ($375) and $79, respectively	(1,289)	157

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $0, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $29 and $59, respectively (B) (C)	100	110

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,189)	267

TOTAL COMPREHENSIVE INCOME	$3,724	$2,904

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2018 and 2017

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

Net income	—	—	—	2,637	—	2,637

Other comprehensive income, net of taxes	—	—	—	—	267	267

Common stock shares issued (2,911 shares)	8	—	23	—	—	31

Restricted stock compensation expense	—	—	59	—	—	59

Cash dividends declared	—	—	—	(1,213)	—	(1,213)

BALANCE — MARCH 31, 2017	$15,325	$(728)	$11,023	$101,979	$(5,757)	$121,842

BALANCE — JANUARY 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966

Net income	—	—	—	4,913	—	4,913

Other comprehensive loss, net of taxes	—	—	—	—	(1,189)	(1,189)

Common stock shares issued (4,138 shares)	10	—	111	—	—	121

Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13

Restricted stock compensation expense	—	—	186	—	—	186

Cash dividends declared	—	—	—	(1,405)	—	(1,405)

BALANCE — MARCH 31, 2018	$17,743	$(728)	$38,070	$109,801	$(8,281)	$156,605

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,913	$2,637
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(138)	(133)
Gain on sales of foreclosed assets held for resale, including writedowns	(9)	(3)
Earnings on investment in bank-owned life insurance	(257)	(255)
Loss on equity securities	33	—
Restricted stock compensation expense	186	59
Depreciation and amortization	706	470
Provision for loan losses	250	—
Net amortization of investment securities premiums	120	139
Increase in accrued interest receivable	(588)	(120)
Increase in accrued interest payable	175	48
Mortgage loans originated for sale	(6,186)	(6,798)
Proceeds from sales of loans originated for sale	7,586	8,235
Increase in other assets	(98)	(1,622)
Decrease in deferred tax expense	195	151
Increase in other liabilities	733	1,494
Net Cash Provided by Operating Activities	7,621	4,302
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	3,449	1,748
Proceeds from maturities of investment securities available for sale	3,842	6,014
Purchase of investment securities available for sale	(3,986)	—
Purchase of restricted investment in bank stocks	(29)	(740)
Net decrease (increase) in loans	5,372	(44,615)
Purchase of bank-owned life insurance	(500)	—
Insurance book- acquisition	(600)	—
Capital expenditures	(357)	(367)
Proceeds from sales of foreclosed real estate	50	174
Net Cash Provided by (Used in) Investing Activities	7,241	(37,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	10,920	5,561
Net increase in time certificates of deposits and interest bearing deposits	4,002	17,312
Net decrease in short-term borrowings	(3,473)	(6,622)
Proceeds from long-term borrowings	8,716	16,000
Repayments on long-term borrowings	(8,000)	—
Dividends paid	(1,405)	(1,213)
Common stock issued	134	31
Net Cash Provided by Financing Activities	10,894	31,069

Net Increase (Decrease) in Cash and Cash Equivalents	25,756	(2,415)

CASH AND CASH EQUIVALENTS — BEGINNING	34,441	18,931

CASH AND CASH EQUIVALENTS — ENDING	$60,197	$16,516
Supplemental disclosures of cash flow information
Interest paid	$1,518	$1,019
Income taxes paid	$500	$750
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$235	$—

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through twenty-two community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania.

On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. At the effective time of the acquisition, New Windsor merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (NWSB) with and into ACNB Bank. ACNB Bank now operates in the Maryland market as “NWSB Bank, A Division of ACNB Bank” and serves this marketplace with banking and wealth management services via a network of seven community banking offices located in Carroll County, Maryland.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position and the results of operations, comprehensive income, changes in stockholders’ equity, and cash flows. All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2017 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 9, 2018. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenue comes from interest income, including loans and securities, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within other income on the consolidated statement of income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, service charges on ATM and debit card transactions, income from fiduciary investment management and brokerage activities and commission from insurance sales. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

On January 1, 2018, the Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the classification and measurement of financial instruments. Upon adoption of ASU 2016-01, the Corporation recognized the equity securities fair value change in net income. Previously the fair value changes were recognized, net of tax, in other comprehensive income (loss). The adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of New Windsor’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $272,646,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Corporation’s expectations of future cash flows for each respective loan.

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

Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, NWSB and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.5 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired without evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the acquired purchased credit impaired loans receivable at the Acquisition Date:

In thousands
Contractual principal and interest at acquisition	$13,439
Nonaccretable difference	(5,651)
Expected cash flows at acquisition	7,788
Accretable yield	(1,458)
Fair value of purchased impaired loans	$6,330

Premises and Equipment

The Corporation acquired seven branches from New Windsor. The fair value of New Windsor’s premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals and other data in the market in which the premises are located. The Corporation prepared an internal analysis to compare the lease contract obligations to comparable market rental rates. The Corporation believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair market value adjustment related to leasehold interest was necessary.

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

Long-term Borrowings

The Corporation assumed a trust preferred subordinated debt in connection with the acquisition. The fair value of the trust preferred subordinated debt was determined based upon an estimated fair value from an independent brokerage firm. The trust preferred capital note was valued at a discount of $312,500, which is being amortized into income on a level yield amortization method based upon the assumed market rate, and the term of the trust preferred subordinated debt instrument.

3.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,025,593 and 6,064,656 weighted average shares of common stock outstanding for the three months ended March 31, 2018 and 2017, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a restricted stock plan available to selected officers and employees of the Bank to advance the best interest of the Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. As of March 31, 2018, 26,045 shares were issued under this plan, of which 13,235 were fully vested, 6,249 vested during the quarter, and the remaining 6,560 will vest over the next two years. $186,000 and $59,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2018 and 2017, respectively.

4.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2018	2017
Service cost	$215	$210
Interest cost	274	284
Expected return on plan assets	(692)	(630)
Amortization of net loss	128	169

Net Periodic Benefit Expense	$(75)	$33

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2017, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2018. As of March 31, 2018, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 353 active, vested, terminated and retired persons in the plan.

5.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,621,000 in standby letters of credit as of March 31,

2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2018, for guarantees under standby letters of credit issued is not material.

6.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — MARCH 31, 2018	$(2,246)	$(6,035)	$(8,281)
BALANCE — DECEMBER 31, 2017	$(957)	$(6,135)	$(7,092)
BALANCE — MARCH 31, 2017	$(109)	$(5,648)	$(5,757)

7.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2018 and 2017, is as follows:

In thousands	Banking	Insurance	Total
2018
Net interest income and other income from external customers	$16,074	$1,200	$17,274
Income before income taxes	5,818	220	6,038
Total assets	1,601,028	9,987	1,611,015
Capital expenditures	357	—	357

2017
Net interest income and other income from external customers	$11,394	$1,154	$12,548
Income before income taxes	3,438	110	3,548
Total assets	1,232,035	9,690	1,241,725
Capital expenditures	367	—	367

Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years. Core deposit intangible assets are primarily amortized over 10 years using accelerated methods. Goodwill is not amortized, but rather is analyzed annually for impairment. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Tax amortization of goodwill and the intangible assets is deductible for tax purposes. Tax amortization of the goodwill associated with the New Windsor acquisition is not deductible for federal income tax purposes.

8.              Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss). As of January 1, 2018, equity securities with readily determined fair values are recorded at fair value with changes in fair value recognized in net income. Prior to 2018, fair value changes were reported, net of tax, in other comprehensive income (loss).

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

Amortized cost and fair value of securities at March 31, 2018, and December 31, 2017, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2018
U.S. Government and agencies	$108,790	$2	$2,841	$105,951
Mortgage-backed securities, residential	32,338	267	433	32,172
State and municipal	12,497	81	71	12,507
Corporate bonds	5,000	—	10	4,990
	$158,625	$350	$3,355	$155,620

DECEMBER 31, 2017
U.S. Government and agencies	$105,899	$2	$1,818	$104,083
Mortgage-backed securities, residential	34,473	461	101	34,833
State and municipal	13,227	109	42	13,294
Corporate bonds	5,000	57	—	5,057
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	647	102	—	749
	$160,290	$731	$1,970	$159,051

SECURITIES HELD TO MATURITY

MARCH 31, 2018
U.S. Government and agencies	$17,000	$—	$132	$16,868
Mortgage-backed securities, residential	24,378	2	490	23,890
	$41,378	$2	$622	$40,758
DECEMBER 31, 2017
U.S. Government and agencies	$19,000	$2	$99	$18,903
Mortgage-backed securities, residential	25,829	55	238	25,646
	$44,829	$57	$337	$44,549

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value
MARCH 31, 2018
Equity securities with a readily determinable fair value	$1,793	$7	$40	$1,760

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018, and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2018
U.S. Government and agencies	$39,388	$817	$62,553	$2,024	$101,941	$2,841
Mortgage-backed securities, residential	18,712	342	2,675	91	21,387	433
State and municipal	1,725	11	1,921	60	3,646	71
Corporate bond	4,990	10	—	—	4,990	10
	$64,815	$1,180	$67,149	$2,175	$131,964	$3,355

DECEMBER 31, 2017
U.S. Government and agencies	$42,775	$445	$58,279	$1,373	$101,054	$1,818
Mortgage-backed securities, residential	7,228	56	2,845	45	10,073	101
State and municipal	1,042	8	1,950	34	2,992	42
CRA Mutual Fund	—	—	1,035	9	1,035	9
	$51,045	$509	$64,109	$1,461	$115,154	$1,970

SECURITIES HELD TO MATURITY

MARCH 31, 2018
U.S. Government and agencies	$6,969	$31	$9,899	$101	$16,868	$132
Mortgage-backed securities, residential	12,856	139	10,491	351	23,347	490
	$19,825	$170	$20,390	$452	$40,215	$622

DECEMBER 31, 2017
U.S. Government and agencies	$4,985	$15	$10,916	$84	$15,901	$99
Mortgage-backed securities, residential	4,946	29	11,070	209	16,016	238
	$9,931	$44	$21,986	$293	$31,917	$337

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2018, sixty-five available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 6% of amortized cost. Thirty-five of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2018, thirty-five available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 8% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2018, thirteen available for sale state and municipal securities had unrealized losses that individually did not exceed 9% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2018, the Corporate bond had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

At March 31, 2018, ten held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Six of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2018, thirty-three held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 4% of amortized cost. Thirteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2018, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2018, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$8,002	$7,981	$10,000	$9,954
Over 1 year through 5 years	107,334	104,738	7,000	6,914
Over 5 years through 10 years	10,881	10,660	—	—
Over 10 years	70	69	—	—
Mortgage-backed securities, residential	32,338	32,172	24,378	23,890
	$158,625	$155,620	$41,378	$40,758

The Corporation did not sell any securities available for sale during the first quarter of 2018 or 2017.

At March 31, 2018, and December 31, 2017, securities with a carrying value of $149,780,000 and $157,601,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Acquired Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures.

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

Upon acquisition, in accordance with US GAAP, the Corporation has individually determined whether each acquired loan is within the scope of ASC 310-30. The Corporation’s senior lending management reviewed the accounting seller’s loan portfolio on a loan by loan basis to determine if any loans met the two-part definition of an impaired loan as defined by ASC 310-30: 1) Credit deterioration on the loan from its inception until the acquisition date, and 2) It is probable that not all of the contractual cash flows will be collected on the loan.

Acquired ASC 310-20 loans, which are loans that did not meet the criteria above, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, the Corporation used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, expected lifetime losses, environment factors to estimate the expected cash flow for each loan pool. With regards to ASC 310-30 loans, for external disclosure purposes, the aggregate contractual cash flows less the aggregate expected cash flows resulted in a credit related non-accretable yield amount. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount. The accretable yield reflects the contractual cash flows management expects to collect above the loan’s acquisition date fair value and will be recognized over the life of the loan on a level-yield basis as a component of interest income.

Over the life of the acquired ASC 310-30 loan, the Corporation continue to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2018, and December 31, 2017:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2018
Originated Loans
Commercial and industrial	$152,154	$3,249	$1,259	$—	$156,662
Commercial real estate	342,702	20,020	8,202	—	370,924
Commercial real estate construction	14,449	785	250	—	15,484
Residential mortgage	367,120	3,245	101	—	370,466
Home equity lines of credit	81,845	449	—	—	82,294
Consumer	14,267	—	—	—	14,267
Total Originated Loans	972,537	27,748	9,812	—	1,010,097
Acquired Loans
Commercial and industrial	5,599	199	3	—	5,801
Commercial real estate	122,270	12,459	4,094	—	138,823
Commercial real estate construction	5,207	382	—	—	5,589
Residential mortgage	47,856	2,421	3,201	—	53,478
Home equity lines of credit	21,525	288	385	—	22,198
Consumer	1,412	356	—	—	1,768
Total Acquired Loans	203,869	16,105	7,683	—	227,657
Total Loans
Commercial and industrial	157,753	3,448	1,262	—	162,463
Commercial real estate	464,972	32,479	12,296	—	509,747
Commercial real estate construction	19,656	1,167	250	—	21,073
Residential mortgage	414,976	5,666	3,302	—	423,944
Home equity lines of credit	103,370	737	385	—	104,492
Consumer	15,679	356	—	—	16,035
Total Loans	$1,176,406	$43,853	$17,495	$—	$1,237,754

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2017
Originated Loans
Commercial and industrial	$154,177	$3,466	$1,812	$—	$159,455
Commercial real estate	325,002	17,666	9,277	—	351,945
Commercial real estate construction	27,413	767	250	—	28,430
Residential mortgage	363,195	3,251	478	—	366,924
Home equity lines of credit	81,976	360	—	—	82,336
Consumer	14,454	—	—	—	14,454
Total Originated Loans	966,217	25,510	11,817	—	1,003,544
Acquired Loans
Commercial and industrial	6,120	244	10	—	6,374
Commercial real estate	124,852	12,734	3,228	—	140,814
Commercial real estate construction	6,742	388	—	—	7,130
Residential mortgage	52,959	2,762	3,248	—	58,969
Home equity lines of credit	24,990	88	378	—	25,456
Consumer	1,525	358	—	—	1,883
Total Acquired Loans	217,188	16,574	6,864	—	240,626
Total Loans
Commercial and industrial	160,297	3,710	1,822	—	165,829
Commercial real estate	449,854	30,400	12,505	—	492,759
Commercial real estate construction	34,155	1,155	250	—	35,560
Residential mortgage	416,154	6,013	3,726	—	425,893
Home equity lines of credit	106,966	448	378	—	107,792
Consumer	15,979	358	—	—	16,337
Total Loans	$1,183,405	$42,084	$18,681	$—	$1,244,170

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Three Months Ended March 31, 2018
Balance at beginning of period	$1,234
Acquisitions of impaired loans	—
Reclassification from non-accretable differences	114
Accretion to loan interest income	(203)
Balance at end of period	$1,145

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

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2018, and December 31, 2017:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2018
Commercial and industrial	$867	$867	$517	$179	$179
Commercial real estate	—	—	—	7,309	7,309
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
	$867	$867	$517	$7,589	$7,589

DECEMBER 31, 2017
Commercial and industrial	$1,311	$1,311	$792	$188	$188
Commercial real estate	832	832	60	7,528	7,528
Commercial real estate construction	—	—	—	—	—
Residential mortgage	377	377	377	101	101
	$2,520	$2,520	$1,229	$7,817	$7,817

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2018 and 2017:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2018
Commercial and industrial	$1,089	$—	$183	$—
Commercial real estate	—	—	7,835	47
Commercial real estate construction	—	—	—	—
Residential mortgage	188	—	101	—
	$1,277	$—	$8,119	$47

MARCH 31, 2017
Commercial and industrial	$945	$—	$1,134	$—
Commercial real estate	—	—	8,683	90
Commercial real estate construction	—	—	150	25
Residential mortgage	376	—	374	14
	$1,321	$—	$10,341	$129

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2018, and December 31, 2017, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	March 31, 2018	December 31, 2017
Commercial and industrial	$1,046	$1,499
Commercial real estate	3,352	4,378
Commercial real estate construction	—	—
Residential mortgage	101	478
	$4,499	$6,355

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of March 31, 2018, and December 31, 2017:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
MARCH 31, 2018
Nonaccruing troubled debt restructurings:
Commercial real estate	$3,189	$3,241	$2,552
Total nonaccruing troubled debt restructurings	3,189	3,241	2,552
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,957
Total accruing troubled debt restructurings	4,577	4,577	3,957
Total Troubled Debt Restructurings	$7,766	$7,818	$6,509

DECEMBER 31, 2017
Nonaccruing troubled debt restructurings:
Commercial real estate	$4,015	$4,073	$3,405
Total nonaccruing troubled debt restructurings	4,015	4,073	3,405
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,982
Total accruing troubled debt restructurings	4,577	4,577	3,982
Total Troubled Debt Restructurings	$8,592	$8,650	$7,387

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of March 31, 2018 and 2017, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three months ended March 31, 2018 and 2017. One troubled debt restructured loan paid off during 2018 in the amount of $832,000 and one paid off during 2017 in the amount of $283,000. All other troubled debt restructured loans were current as of March 31, 2018, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of March 31, 2018, no loans classified as a troubled debt restructured loan have active forbearance agreements. The forbearance agreements have expired or the loans have paid off.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2018 and 2017.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2018 and December 31, 2017, totaled $1,475,000 and $848,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2018, and December 31, 2017:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2018
Originated Loans
Commercial and industrial	$110	$2	$1,126	$1,238	$155,424	$156,662	$80
Commercial real estate	—	—	2,585	2,585	368,339	370,924	—
Commercial real estate construction	—	—	—	—	15,484	15,484	—
Residential mortgage	1,626	263	1,300	3,189	367,277	370,466	1,200
Home equity lines of credit	—	—	181	181	82,113	82,294	181
Consumer	8	9	—	17	14,250	14,267	—
Total originated loans	1,744	274	5,192	7,210	1,002,887	1,010,097	1,461
Acquired Loans
Commercial and industrial	—	—	—	—	5,801	5,801	—
Commercial real estate	50	865	—	915	137,908	138,823	—
Commercial real estate construction	—	—	420	420	5,169	5,589	420
Residential mortgage	321	415	—	736	52,742	53,478	—
Home equity lines of credit	272	—	70	342	21,856	22,198	70
Consumer	483	—	—	483	1,285	1,768	—
Total acquired loans	1,126	1,280	490	2,896	224,761	227,657	490
Total Loans
Commercial and industrial	110	2	1,126	1,238	161,225	162,463	80
Commercial real estate	50	865	2,585	3,500	506,247	509,747	—
Commercial real estate construction	—	—	420	420	20,653	21,073	420
Residential mortgage	1,947	678	1,300	3,925	420,019	423,944	1,200
Home equity lines of credit	272	—	251	523	103,969	104,492	251
Consumer	491	9	—	500	15,535	16,035	—
Total Loans	$2,870	$1,554	$5,682	$10,106	$1,227,648	$1,237,754	$1,951

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2017
Originated Loans
Commercial and industrial	$55	$76	$1,503	$1,634	$157,821	$159,455	$4
Commercial real estate	436	317	1,400	2,153	349,792	351,945	88
Commercial real estate construction	252	—	—	252	28,178	28,430	—
Residential mortgage	3,006	646	1,500	5,152	361,772	366,924	1,022
Home equity lines of credit	254	29	183	466	81,870	82,336	183
Consumer	72	26	3	101	14,353	14,454	3
Total originated loans	4,075	1,094	4,589	9,758	993,786	1,003,544	1,300
Acquired Loans
Commercial and industrial	83	—	—	83	6,291	6,374	—
Commercial real estate	916	—	—	916	139,898	140,814	—
Commercial real estate construction	—	—	—	—	7,130	7,130	—
Residential mortgage	930	304	137	1,371	57,598	58,969	137
Home equity lines of credit	83	—	70	153	25,303	25,456	70
Consumer	—	—	—	—	1,883	1,883	—
Total acquired loans	2,012	304	207	2,523	238,103	240,626	207
Total Loans
Commercial and industrial	138	76	1,503	1,717	164,112	165,829	4
Commercial real estate	1,352	317	1,400	3,069	489,690	492,759	88
Commercial real estate construction	252	—	—	252	35,308	35,560	—
Residential mortgage	3,936	950	1,637	6,523	419,370	425,893	1,159
Home equity lines of credit	337	29	253	619	107,173	107,792	253
Consumer	72	26	3	101	16,236	16,337	3
Total Loans	$6,087	$1,398	$4,796	$12,281	$1,231,889	$1,244,170	$1,507

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2018
Allowance for Loan Losses
Beginning balance - January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(389)	(33)	—	(383)	—	(21)	—	(826)
Recoveries	7	—	—	10	—	—	—	17
Provisions	137	260	9	83	(19)	(3)	(217)	250
Ending balance - March 31, 2018	$2,974	$5,455	$135	$2,936	$593	$725	$599	$13,417
Ending balance: individually evaluated for impairment	$517	$—	$—	$—	$—	$—	$—	$517
Ending balance: collectively evaluated for impairment	$2,457	$5,455	$135	$2,936	$593	$725	$599	$12,900

Loans Receivable
Ending balance	$162,463	$509,747	$21,073	$423,944	$104,492	$16,035	$—	$1,237,754
Ending balance: individually evaluated for impairment	$1,046	$7,309	$—	$101	$—	$—	$—	$8,456
Ending balance: collectively evaluated for impairment	$161,417	$502,438	$21,073	$423,843	$104,492	$16,035	$—	$1,229,298

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2017
Allowance for Loan Losses
Beginning Balance - January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(40)	—	—	(17)	—	(72)	—	(129)
Recoveries	6	61	—	10	—	3	—	80
Provisions	231	(68)	2	(167)	(43)	(15)	60	—
Ending balance - March 31, 2017	$3,252	$4,961	$149	$3,304	$605	$839	$1,035	$14,145
Ending balance: individually evaluated for impairment	$595	$—	$—	$333	$—	$—	$—	$928
Ending balance: collectively evaluated for impairment	$2,657	$4,961	$149	$2,971	$605	$839	$1,035	$13,217

Loans Receivable
Ending balance	$162,997	$335,640	$18,311	$349,716	$71,336	$14,476	$—	$952,476
Ending balance: individually evaluated for impairment	$2,068	$8,617	$—	$746	$—	$—	$—	$11,431
Ending balance: collectively evaluated for impairment	$160,929	$327,023	$18,311	$348,970	$71,336	$14,476	$—	$941,045

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2017
Allowance for Loan Losses
Ending balance	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Ending balance: individually evaluated for impairment	$792	$60	$—	$377	$—	$—	$—	$1,229
Ending balance: collectively evaluated for impairment	$2,427	$5,168	$126	$2,849	$612	$749	$816	$12,747

Loans Receivable
Ending balance	$165,829	$492,759	$35,560	$425,893	$107,792	$16,337	$—	$1,244,170
Ending balance: individually evaluated for impairment	$1,499	$8,360	$—	$478	$—	$—	$—	$10,337
Ending balance: collectively evaluated for impairment	$164,330	$484,399	$35,560	$425,415	$107,792	$16,337	$—	$1,233,833

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at March 31, 2018, and December 31, 2017, are as follows:

		March 31, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$105,951	$—	$105,951	$—
Mortgage-backed securities, residential		32,172	—	32,172	—
State and municipal		12,507	—	12,507	—
Corporate bonds		4,990	—	4,990	—
Total securities available for sale	Recurring	$155,620	$—	$155,620	$—
Equity securities with readily determinable fair values	Recurring	$1,760	$1,760	$—	$—
Impaired loans	Nonrecurring	$4,307	$—	$—	$4,307

		December 31, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$104,083	$—	$104,083	$—
Mortgage-backed securities, residential		34,833	—	34,833	—
State and municipal		13,294	—	13,294	—
Corporate bonds		5,057	—	5,057	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		749	749	—	—
Total securities available for sale	Recurring	$159,051	$1,784	$157,267	$—
Impaired loans	Nonrecurring	$5,426	$—	$—	$5,426

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2018
Impaired loans	$4,307	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	—%

December 31, 2017
Impaired loans	$5,426	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(36)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at March 31, 2018, and December 31, 2017:

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

Loans (Carried at Cost)

The fair values of non-impaired loans are estimated using discounted cash flow analyses with the exit pricing concept, as well as using market rates at the balance sheet date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Long-Term Borrowings (Carried at Cost)

The fair values of long-term borrowings are estimated using discounted cash flow analysis with the exit pricing concept, based on quoted prices for new borrowings with similar credit risk characteristics, terms, and remaining maturity. The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The fair value of the trust preferred subordinated debt, included in long-term borrowings, was determined based upon an estimated fair value from an independent brokerage firm.

Off-Balance Sheet Credit-Related Instruments

The fair values for the Corporation’s off-balance sheet financial instruments (specifically, lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following presents the carrying amount, exit pricing concept fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2018:

	March 31, 2018
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,467	$16,467	$7,548	$8,919	$—
Interest-bearing deposits in banks	43,730	43,730	43,730	—	—
Equity securities with readily determinable fair value	1,760	1,760	1,760	—	—
Investment securities available for sale	155,620	155,620	—	155,620	—
Investment securities held to maturity	41,378	40,758	—	40,758	—
Loans held for sale	474	474	—	474	—
Loans, less allowance for loan losses	1,224,337	1,193,474	—	—	1,193,474
Accrued interest receivable	4,258	4,258	—	4,258	—
Restricted investment in bank stocks	4,802	4,802	—	4,802	—

Financial liabilities:
Demand deposits and savings	955,581	955,581	—	955,581	—
Time deposits	357,833	353,401	—	353,401	—
Short-term borrowings	33,435	33,435	—	33,435	—
Long-term borrowings	90,316	90,064	—	90,064	—
Trust preferred subordinated debt	5,000	4,694	—	4,694	—
Accrued interest payable	1,338	1,338	—	1,338	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2017:

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2018, and December 31, 2017:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2018
Repurchase agreements
Commercial customers and government entities	(a)	$33,435	$—	$33,435	$(33,435)	$—	$—

December 31, 2017
Repurchase agreements
Commercial customers and government entities	(a)	$36,908	$—	$36,908	$(36,908)	$—	$—

(a) As of March 31, 2018, and December 31, 2017, the fair value of securities pledged in connection with repurchase agreements was $40,470,000 and $42,397,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2018:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$33,435	$—	$—	$—	$33,435
Total	$33,435	$—	$—	$—	$33,435

12.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	March 31, 2018	December 31, 2017
FHLB advances	$85,716	$85,000
Loan payable to local bank	4,600	4,600
Trust preferred subordinated debt	5,000	5,000
	$95,316	$94,600

The FHLB advances are collateralized by the assets defined in security agreement and FHLB capital stock. FHLB advances have maturity dates from 2018 to 2022 with a weighted average rate of 1.95%.

The loan payable to a local bank has a one-year draw period in which monthly interest-only payments are due on the outstanding principal amount at 4.5% as of March 31, 2018. Commencing June 2018, terms include a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

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

This acquisition of New Windsor resulted in goodwill of approximately $13,272,000 and generated $2,418,000 in core deposit intangibles.

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

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$7,263	$6,372
New Windsor core deposit intangibles	2,418	330

The RIG intangible assets are being amortized over 10 years on a straight line basis. The New Windsor core deposit intangible is being amortized using a sum of the year’s method over a 10-year period.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Corporation performs impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

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

While the Corporation is currently evaluating the timing and impact of adopting ASU 2016-02, the ultimate impact of adopting ASU 2016-02 will depend on the Corporation’s lease portfolio as of the adoption date and interest rates at that time. The Corporation expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of committed lease payments as of the date of adoption. The effect on operations and capital adequacy is not expected to be material.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation’s market area; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2017. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the three months ended March 31, 2018. ACNB plans on testing New Windsor goodwill during 2018. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2018, compared to Quarter ended March 31, 2017

Executive Summary

Net income for the three months ended March 31, 2018, was $4,913,000, compared to $2,637,000 for the same quarter in 2017, an increase of $2,276,000 or 86.3%. Basic earnings per share was $0.70 in 2018 and $0.43 in 2017. The higher net income was a result of the acquisition of New Windsor on July 1, 2017 as well as organic net revenue growth. In addition, net income was aided by a lower effective tax rate due to the Tax Cuts and Jobs Act effective on January 1, 2018. Net interest income for the quarter ended March 31, 2018 increased $4,096,000, or 43.3%, as increases in total interest income were greater than increases in total interest expense including net interest income earned on the acquired earning asset and paying liabilities acquired from New Windsor. Provision for loan losses was $250,000 for the quarter ended March 31, 2018, compared to $0 for the same quarter in 2017, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.08% at March 31, 2018. Other income increased $630,000, or 20.4%, due in part to increases from the New Windsor sources, primarily deposit fees. Other expenses increased $1,986,000, or 22.1%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the operation of the new southern market, NWSB Bank, A Division of ACNB Bank.

Net Interest Income

Net interest income totaled $13,562,000 for the three months ended March 31, 2018, compared to $9,466,000 for the same period in 2017, an increase of $4,096,000, or 43.3%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $4,722,000, or 44.8%, due to a 28.1% increase in average earning asset volume from organic growth and the July 1, 2017 addition of New Windsor assets and increased rates based on purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth and the addition of New Windsor deposits. Increased lending was a result of the New Windsor acquisition and a concerted effort by management to offset the recent year trend of interest income decreases due to slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Only in recent quarters has this trend reversed to somewhat higher yields although the difference between longer term rates and shorter term rates is currently compressing. Interest income was stable on investment securities despite the investments acquired from New Windsor, otherwise as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first three months of 2018; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first three months of 2018, several of the core deposit rates continued at low rates in response to continued low rates on earning assets. Interest expense increased $626,000, or 58.7%, due to increased volume for the New Windsor acquired deposits and due to higher rates on transaction deposits, certificate of deposit rate increases and more use of higher cost borrowings. This trend is expected to continue due to competing non-bank money market funding products that gained an advantage when the Federal Reserve FOMC raised short-term rates starting in mid-December 2015 and continuing into the first quarter of 2018. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and filed with the SEC on March 9, 2018. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2018 was 3.68% compared to 3.28% during the same period in 2017. Also comparing the first quarter of 2018 to 2017, the yield on interest earning assets increased by 0.49% and the cost of interest bearing liabilities increased by 0.09%. The net interest margin was 3.80% for the first quarter of 2018 and 3.37% for the first quarter of 2017. The net interest margin increase was mainly a result of purchase accounting adjustments which added 23 basis points and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,459,000,000 during the first quarter of 2018, an increase of $320,000,000 from the average for the first quarter of 2017. Average interest bearing liabilities were $1,136,000,000 in the first quarter of 2018, an increase of $215,000,000 from the same period in 2017. Non-interest demand deposits increased $96,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $250,000 in the first quarter of 2018 and $0 in the first quarter of 2017. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor loans, total impaired loans at March 31, 2018 were 18.2% lower compared to December 31, 2017. Nonaccrual loans decreased by 29.2%, or $1,856,000, since December 31, 2017; all substandard loans decreased by 6.3% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2018 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2018, the Corporation had net charge-offs of $809,000, as compared to net charge-offs of $49,000 for the first quarter of 2017.

Other Income

Total other income was $3,712,000 for the three months ended March 31, 2018, up $630,000, or 20.4%, from the first three months of 2017. Fees from deposit accounts increased by $246,000, or 43.2%, due to variations in volume from organic growth and the New Windsor acquisition. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $172,000 or 48.0%, to $530,000 due to variations in volume and mix including volume from New Windsor customers. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $571,000 for the three months ended March 31, 2018, as compared to $442,000 for the first three months of 2017, a 29.2% net increase as a result of higher fee volume from increased assets under management, higher estate fee income and fees on brokerage relationships brought over in the New Windsor acquisition. Earnings on bank-owned life insurance increased by $2,000, or 0.8%, as a result of varying crediting rates, an additional $52,000 was received on a death claim. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $47,000, or 4.1%, to $1,201,000 due to higher direct bill commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first three months of 2018 and 2017, however a $33,000 net loss was recognized on local bank and CRA-related equity securities upon the adoption of ASU 2016-01 on January 1, 2018. Other income in the three months ended March 31, 2018, was up by $15,000, or 5.0%, to $318,000 due to higher sales of residential mortgages and related fee income.

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

The testing for potential impairment involves methods that include both current and projected income amounts, and RIG’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG’s goodwill, including the testing at October 1, 2017. However, declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation has not identified any such events, and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor for impairment during the quarter ended March 31, 2018. ACNB plans on testing New Windsor goodwill during 2018. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

Other expenses for the quarter ended March 31, 2018 were $10,986,000, an increase of $1,986,000 or 22.1%. Acquisition and integration costs related to the New Windsor acquisition totaled $0 for the first quarter of 2018 compared to $162,000 for the first quarter of 2017. Merger expenses in all of 2017 included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB’s, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.

The largest component of other expenses is salaries and employee benefits, which increased by $879,000, or 15.3%, when comparing the first quarter of 2018 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was down by $108,000, or 327.3%, when comparing the three months ended March 31, 2018, to the three months ended March 31, 2017, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $242,000, or 45.1%, mostly due to seven more offices from the New Windsor acquisition. Equipment expense increased by $379,000, or 48.4%, due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. In addition, debit card processing increased due to more volume.

Professional services expense totaled $369,000 during the first quarter of 2018, as compared to $239,000 for the same period in 2017, an increase of $130,000, or 54.4%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $103,000 for the first quarter of 2018, or 60.9% higher, as compared to the same period of 2017. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $48,000 and $30,000 for the three months ended March 31, 2018 and 2017, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The lower expense in 2017 is related to less properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2018 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense decreased by $5,000, or 2.4%, comparing the three months ended March 31, 2018 and 2017, due to recoveries on a sales tax challenge received offsetting higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Pennsylvania raised the Bank Shares Tax from 0.89% to 0.95% effective January 1, 2017. Supplies and postage expense increased by 27.2% due to variation in timing of sporadic refills and increased New Windsor volume. FDIC and regulatory expense increased 32.4% based on higher net asset base offset by FDIC rate decreases and state regulatory rate increases. Intangible amortization increased 130.0% due to amortization of core deposit intangible from the New Windsor acquisition. Other operating expenses increased by $271,000, or 32.3%, in the first three months of 2018, as compared to the first three months of 2017. Increases included increases for electronic delivery and telecommunications for the expanded New Windsor customer base and offices and increased corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $56,000 to other expenses in the first quarter of 2018 compared to $15,000 in the first quarter of 2017. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,125,000, or 18.6% of pretax income, during the first quarter of 2018, as compared to $911,000, or 25.7% of pretax income, during the same period in 2017. The variances from the federal statutory rate of 21% and 35% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, 2018 includes Maryland corporation income taxes. Low-income housing tax credits were $72,000 for the three months ended March 31, 2018 and 2017, respectively.

FINANCIAL CONDITION

Assets totaled $1,611,015,000 at March 31, 2018, compared to $1,595,432,000 at December 31, 2017, and $1,241,725,000 at March 31, 2017. Average earning assets during the three months ended March 31, 2018, increased to $1,458,845,000 from $1,138,402,000 during the same period in 2017. Average interest bearing liabilities increased in 2018 to $1,136,060,000 from $921,451,000 in 2017, while average non-interest bearing deposits increased to $279,164,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were from the New Windsor acquisition (available for sale fair value at acquisition of $21,624,000) net of purchases and matured securities to provide proper collateral for public deposits. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2018, the securities balance included a net unrealized loss on available for sale securities of $2,246,000, net of taxes, on amortized cost of $158,625,000 versus a net unrealized loss of $957,000, net of taxes, on amortized cost of $160,290,000 at December 31, 2017, and a net unrealized loss of $109,000, net of taxes, on amortized cost of $137,266,000 at March 31, 2017. The change in fair value of available for sale securities during 2018 was a result of the securities acquired from New Windsor and the higher amount of investments in the available for sale portfolio, offset in part by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through 2018, along with a U.S. presidential election result that, at least to date, has caused the U.S. Treasury yield curve to increase in the time relevant to the investment securities in the Corporation’s portfolio as of March 31, 2018. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in all periods presented and such volatility will continue.

At March 31, 2018, the securities balance included held to maturity securities with an amortized cost of $41,378,000 and a fair value of $40,758,000, as compared to an amortized cost of $44,829,000 and a fair value of $44,549,000 at December 31, 2017, and an amortized cost of $53,794,000 and a fair value of $53,661,000 at March 31, 2017. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing. Please refer to Note 8 — “Securities” in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note 10 — “Fair Value Measurements” in the Notes to Consolidated Financial Statements for more information about fair value.

Loans

Loans outstanding increased by $285,278,000, or 30.0%, from March 31, 2017, to March 31, 2018, and decreased by $6,416,000, or 0.5%, from December 31, 2017, to March 31, 2018. The first quarter commercial purpose loan decrease is attributable to seasonal factors. The year over year increase in loan volume was primarily from the fair value acquired from New Windsor of $263,450,000 at July 1, 2017 and the balance was a net increase of new loans net of payoff and paydowns. These results demonstrate the determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As normal course of business, more payoffs are anticipated in the remainder of 2018 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first three months of 2018, total commercial purpose loans decreased while local market portfolio residential mortgages also decreased but to a lesser extent. Total commercial purpose segments decreased $865,000, or 0.1%, as compared to December 31, 2017. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $86,490,000 at March 31, 2018, a decrease of 2.3% over $88,484,000 held at the end of 2017 as these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $5,249,000, or 1.0%, as compared to December 31, 2017. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $528,436,000 total in residential mortgage loans at March 31, 2018, $141,300,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.04% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $275,894,000, or 22.3% of total loans, at March 31, 2018. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2018 and the resulting allowance at March 31, 2018, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2017 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at March 31, 2018. The amount of unallocated was decreased at March 31, 2018 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date March 31, 2018 and 2017, was $250,000 and $0, respectively. More specifically, even though total loans increased, the provision expense was derived with data that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at March 31, 2018, was $13,417,000, or 1.08% of loans, as compared to $14,145,000, or 1.49% of loans, at March 31, 2017, and $13,976,000, or 1.12% of loans, at December 31, 2017. In the following discussion, acquired loans from New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017
Beginning balance - January 1	$13,976	$14,194	$14,194
Provisions charged to operations	250	—	—
Recoveries on charged-off loans	17	243	80
Loans charged-off	(826)	(461)	(129)
Ending balance	$13,417	$13,976	$14,145

Loans past due 90 days and still accruing were $1,951,000 and nonaccrual loans were $4,499,000 as of March 31, 2018. $2,552,000 of the nonaccrual balance at March 31, 2018, were in troubled debt restructured loans. $3,957,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $869,000 at March 31, 2017, while nonaccruals were $4,034,000. $362,000 of the nonaccrual balance at March 31, 2017, was in troubled debt restructured loans. $7,397,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,507,000 at December 31, 2017, while nonaccruals were $6,355,000. $3,405,000 of the nonaccrual balance at December 31, 2017, were in troubled debt restructured loans. $3,982,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2018, March 31, 2017, and December 31, 2017, were approximately $960,000, $2,898,000 and $1,064,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2018, as compared to December 31, 2017, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2018
Owner occupied commercial real estate	7	$3,352	$—	$33	In market	1995 - 2012
Investment/rental residential real estate	1	101	—	376	In market	2003 - 2011
Commercial and industrial	2	1,046	517	367	In market	2006 - 2015
Total	10	$4,499	$517	$776

December 31, 2017
Owner occupied commercial real estate	9	4,378	60	—	In market	1995 - 2012
Investment/rental residential real estate	2	478	377	—	In market	2003 - 2011
Commercial and industrial	3	1,499	792	—	In market	2006 - 2015
Total	14	$6,355	$1,229	$—

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

Owner occupied commercial real estate and construction at March 31, 2018, includes seven unrelated loan relationships, all of which, except for a $2,256,000 loan relationship for a retreat property, have balances of less than $453,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017 and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. Another property added in the second quarter of 2017 is an $832,000 loan with modified terms and conditions originated in 2011 secured by a tourism related lodging real estate that was assigned $60,000 in specific allocation based on sales contract. The property was sold in 2018 at a smaller loss. A third property added in the second quarter 2017 was a $597,000 loan relationship ($444,000 in commercial and industrial and $153,000 in owner occupied commercial real estate) with normal terms and conditions secured by a construction business assets that was charged off in 2018 with a $367,000 loss. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at March 31, 2018, includes one loan relationships totaling $101,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One loan with multiple separate rental houses was added in the second quarter of 2016 and the $377,000 specific loss allocation was charged off in 2018. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

Included in impaired commercial and industrial loans at March 31, 2018, is a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $179,000, which is net of $1,538,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. Liquidation of trade assets is in process. Besides trade assets, the loan is fully guaranteed by a government sponsored entity so no specific allocation was deemed to be necessary. An unrelated $868,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $517,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses (or lack thereof) for 2018 and 2017 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the first quarter of 2018, a $250,000 provision addition to the allowance was necessary due to the level of charge-offs. As to nonaccrual and substandard loans, management’s believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $18,000 was recognized in the first three months of 2018. A reduction of lease expense of $18,000 was recognized in the first three months of 2017. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $630,000 for four unrelated properties and borrowers at March 31, 2018, compared to $436,000 for three unrelated properties and borrowers at December 31, 2017. The increase in the carrying value was due to the property added in 2018. All properties are being actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2018; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,313,414,000 as of March 31, 2018. Deposits increased by $322,920,000, or 32.6%, from March 31, 2017, to March 31, 2018, and increased by $14,922,000, or 1.1%, from December 31, 2017, to March 31, 2018. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. With persistent low market interest rates in a slow economy, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2018, short-term borrowings were $33,435,000, as compared to $36,908,000 at December 31, 2017, and $27,968,000 at March 31, 2017. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2017, repurchase agreement balances were down $3,473,000, or 9.4%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at March 31, 2018 or December 31, 2017, and $1,700,000 in short-term FHLB borrowings at March 31, 2017. Short-term FHLB borrowings are used to even out funding from seasonality and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of New Windsor. Long-term borrowings totaled $95,316,000 at March 31, 2018, versus $94,600,000 at December 31, 2017, and $90,250,000 at March 31, 2017. The Corporation increased long-term borrowings 5.6% from March 31, 2017. A $4.6 million borrowing from a local bank was made to fund cash payment to shareholders of the New Windsor acquisition. $4.5 million was  the net decrease to FHLB borrowings to balance loan demand and deposit growth. Laddered FHLB fixed-rate term advances were taken in 2018 to mature from 2021 to 2022 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $156,605,000 at March 31, 2018, compared to $153,966,000 at December 31, 2017, and $121,842,000 at March 31, 2017. Stockholders’ equity increased in the first three months of 2018 by $2,639,000 due to $3,508,000 in earnings retained in capital.

The acquisition of New Windsor resulted in 938,360 new ACNB shares issued to the New Windsor shareholders valued at $28,620,000 in 2017.

A $1,189,000 increase in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2018, ACNB earned $4,913,000 and paid dividends of $1,405,000 for a dividend payout ratio of 28.6%. During the first three months of 2017, ACNB earned $2,637,000 and paid dividends of $1,213,000 for a dividend payout ratio of 46.0%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2018, 4,138 shares were issued under this plan with proceeds in the amount of $121,000. Year-to-date March 31, 2017, 2,911 shares were issued under this plan with proceeds in the amount of $31,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. To date, 26,045 shares were issued under this plan. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2018, and December 31, 2017, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of March 31, 2018, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

The banking subsidiary’s capital ratios are as follows:

	March 31, 2018	December 31, 2017	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.09%	8.70%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	12.70%	12.34%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.70%	12.34%	8.00%
Total risk-based capital ratio	13.90%	13.58%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2018, ACNB’s banking subsidiary had a borrowing capacity of approximately $652,000,000 from the FHLB, of which $544,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $381,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $33,435,000 and $36,908,000 at March 31, 2018, and December 31, 2017, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2018, the Corporation had unfunded outstanding commitments to extend credit of approximately $260,166,000 and outstanding standby letters of credit of approximately $4,621,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

BANK SECRECY ACT - The Bank Secrecy Act (BSA), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. On May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and explicitly include risk-based procedures for conducting ongoing customer due diligence. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation has a Bank Secrecy Act and USA PATRIOT Act board-approved compliance program commensurate with its risk profile and appetite.

TAX CUTS AND JOBS ACT - On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. ACNB anticipates that this tax rate change should reduce its federal income tax liability in future years beginning with 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017, resulting in an approximately $1.7 million reduction to earnings in 2017.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2017. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2018, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended March 31, 2018. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2018, there were 26,045 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 173,955. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2018, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2018, there were 141,792 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

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

Exhibit 10.3

Amended and Restated Executive Supplemental Life Insurance Plan — Applicable to Thomas A. Ritter, James P. Helt, David W. Cathell, Lynda L. Glass and Douglas A. Seibel. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.4

Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Richard L. Alloway II, Frank Elsner III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, D. Arthur Seibel, Jr., David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan — Applicable to Richard L. Alloway II, Frank Elsner III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.21

ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

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

Exhibit 10.28

Employment Agreement by and between ACNB Bank and Douglas A. Seibel dated as of November 15, 2016. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

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

ACNB CORPORATION (Registrant)

Date:	April 27, 2018	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)