Form 10-Q
period 2018-06-30
ACNB CORP
filed 2018-08-03
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s Common Stock outstanding on August 3, 2018, was 7,038,768.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2018	June 30, 2017	December 31, 2017

ASSETS

Cash and due from banks	$18,403	$17,384	$19,304
Interest bearing deposits with banks	44,650	8,896	15,137

Total Cash and Cash Equivalents	63,053	26,280	34,441

Equity securities with readily determinable fair values	1,767	—	—
Debt securities available for sale	152,424	133,719	159,051
Securities held to maturity, fair value $39,145; $50,000; $44,549	39,894	50,088	44,829
Loans held for sale	1,265	1,278	1,736
Loans, net of allowance for loan losses $13,143; $14,148; $13,976	1,233,655	955,527	1,230,194
Premises and equipment	26,379	18,170	26,774
Restricted investment in bank stocks	4,849	4,899	4,773
Investment in bank-owned life insurance	45,973	41,273	44,935
Investments in low-income housing partnerships	2,213	2,690	2,446
Goodwill	19,580	6,308	19,580
Intangible assets	2,801	526	2,569
Foreclosed assets held for resale	287	63	436
Other assets	29,202	21,115	23,668

Total Assets	$1,623,342	$1,261,936	$1,595,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$288,215	$190,572	$279,413
Interest bearing	1,045,760	809,582	1,019,079

Total Deposits	1,333,975	1,000,154	1,298,492

Short-term borrowings	26,418	30,837	36,908
Long-term borrowings	89,816	95,850	94,600
Other liabilities	12,826	11,251	11,466

Total Liabilities	1,463,035	1,138,092	1,441,466

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,101,368, 6,139,499 and 7,086,258 shares issued; 7,038,768, 6,076,899 and 7,023,658 shares outstanding	17,753	15,349	17,716
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	38,193	11,287	37,777
Retained earnings	113,772	103,488	106,293
Accumulated other comprehensive loss	(8,683)	(5,552)	(7,092)

Total Stockholders’ Equity	160,307	123,844	153,966

Total Liabilities and Stockholders’ Equity	$1,623,342	$1,261,936	$1,595,432

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2018	2017	2018	2017

INTEREST AND DIVIDEND INCOME
Loans, including fees	$14,623	$9,964	$28,780	$19,494
Securities:
Taxable	929	784	1,832	1,584
Tax-exempt	59	117	124	267
Dividends	74	64	152	113
Other	179	33	231	37

Total Interest Income	15,864	10,962	31,119	21,495

INTEREST EXPENSE
Deposits	1,206	687	2,340	1,322
Short-term borrowings	11	15	27	60
Long-term borrowings	556	429	1,099	816

Total Interest Expense	1,773	1,131	3,466	2,198

Net Interest Income	14,091	9,831	27,653	19,297

PROVISION FOR LOAN LOSSES	320	—	570	—

Net Interest Income after Provision for Loan Losses	13,771	9,831	27,083	19,297

OTHER INCOME
Service charges on deposit accounts	810	617	1,626	1,187
Income from fiduciary, investment management and brokerage activities	559	478	1,130	920
Earnings on investment in bank-owned life insurance	281	276	538	531
Gain on life insurance proceeds	—	—	52	—
Net gains on sales of securities	13	—	13	—
Net gains (losses) on equity securities	6	—	(27)	—
Service charges on ATM and debit card transactions	614	381	1,144	739
Commissions from insurance sales	1,707	1,564	2,908	2,718
Other	327	212	645	515

Total Other Income	4,317	3,528	8,029	6,610

OTHER EXPENSES
Salaries and employee benefits	6,683	5,934	13,310	11,682
Net occupancy	720	496	1,499	1,033
Equipment	1,321	844	2,483	1,627
Other tax	235	168	441	379
Professional services	344	344	713	583
Supplies and postage	177	168	392	337
Marketing and corporate relations	165	138	268	202
FDIC and regulatory	164	140	348	279
Merger related expenses	—	208	—	370
Intangible assets amortization	182	82	366	162
Foreclosed real estate expenses (income)	84	(14)	132	16
Other operating	1,176	1,126	2,285	1,964

Total Other Expenses	11,251	9,634	22,237	18,634

Income before Income Taxes	6,837	3,725	12,875	7,273

PROVISION FOR INCOME TAXES	1,330	1,003	2,455	1,914

Net Income	$5,507	$2,722	$10,420	$5,359

PER SHARE DATA
Basic earnings	$0.78	$0.45	$1.48	$0.88
Cash dividends declared	$0.23	$0.20	$0.43	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017

NET INCOME	$5,507	$2,722	$10,420	$5,359

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(228), $52, $(603) and $131, respectively	(430)	95	(1,719)	252

Reclassification adjustment for net gains included in net income, net of income taxes of $3, $0, $3 and $0, respectively (A) (C)	10	—	10	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $29, $59, $58 and $118, respectively (B) (C)	100	110	200	220

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(320)	205	(1,509)	472

TOTAL COMPREHENSIVE INCOME	$5,187	$2,927	$8,911	$5,831

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2018 and 2017

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

Net income	—	—	—	5,359	—	5,359

Other comprehensive income, net of taxes	—	—	—	—	472	472

Common stock shares issued (6,568 shares)	17	—	121	—	—	138

Restricted stock grants (6,193 shares)	15	—	105	—	—	120

Restricted stock compensation expense	—	—	120	—	—	120

Cash dividends declared	—	—	—	(2,426)	—	(2,426)

BALANCE — JUNE 30, 2017	$15,349	$(728)	$11,287	$103,488	$(5,552)	$123,844

BALANCE — JANUARY 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966

Net income	—	—	—	10,420	—	10,420

Other comprehensive loss, net of taxes	—	—	—	—	(1,509)	(1,509)

Reclassification of certain income tax effects from AOCI (1)	—	—	—	82	(82)	—

Common stock shares issued (8,366 shares)	20	—	234	—	—	254

Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13

Restricted stock compensation expense	—	—	186	—	—	186

Cash dividends declared	—	—	—	(3,023)	—	(3,023)

BALANCE — JUNE 30, 2018	$17,753	$(728)	$38,193	$113,772	$(8,683)	$160,307

(1) In January 2018, the Corporation adopted ASU 2018-02, as a result, the Corporation made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,420	$5,359
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(272)	(206)
Loss (gain) on sales of foreclosed assets held for resale, including writedowns	45	(36)
Earnings on investment in bank-owned life insurance	(538)	(531)
Gain on sales or calls of securities	(13)	—
Loss on equity securities	27	—
Restricted stock compensation expense	186	120
Depreciation and amortization	1,418	942
Provision for loan losses	570	—
Net amortization of investment securities premiums	238	264
Increase in accrued interest receivable	(698)	(103)
Increase in accrued interest payable	284	103
Mortgage loans originated for sale	(15,975)	(12,102)
Proceeds from sales of loans originated for sale	16,718	12,800
Decrease (increase) in other assets	440	(943)
Decrease (increase) in deferred tax expense	396	(159)
Increase in other liabilities	1,334	1,688
Net Cash Provided by Operating Activities	14,580	7,196
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	4,932	5,438
Proceeds from maturities of investment securities available for sale	7,418	13,456
Proceeds from sales of investment securities available for sale	1,446	—
Purchase of investment securities available for sale	(11,459)	(4,024)
Purchase of restricted investment in bank stocks	(76)	(550)
Net increase in loans	(4,266)	(61,811)
Purchase of bank-owned life insurance	(500)	—
Insurance book- acquisition	(600)	—
Capital expenditures	(655)	(803)
Proceeds from sales of premises and equipment	—	6
Proceeds from sales of foreclosed real estate	339	229
Net Cash Used in Investing Activities	(3,421)	(48,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	8,802	9,979
Net increase in time certificates of deposits and interest bearing deposits	26,681	22,554
Net decrease in short-term borrowings	(10,490)	(3,753)
Proceeds from long-term borrowings	8,716	24,600
Repayments on long-term borrowings	(13,500)	(3,000)
Dividends paid	(3,023)	(2,426)
Common stock issued	267	258
Net Cash Provided by Financing Activities	17,453	48,212
Net Increase in Cash and Cash Equivalents	28,612	7,349
CASH AND CASH EQUIVALENTS — BEGINNING	34,441	18,931
CASH AND CASH EQUIVALENTS — ENDING	$63,053	$26,280
Supplemental disclosures of cash flow information
Interest paid	$3,182	$2,095
Income taxes paid	$1,700	$1,750
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$235	$—

 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through twenty-two community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania, as well as plans to establish, subject to regulatory requirements, another loan production office in Hunt Valley, Maryland.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2017 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 9, 2018. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenue comes from interest income, including loans and securities, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within other income on the consolidated statement of income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, service charges on ATM and debit card transactions, income from fiduciary, investment management and brokerage activities and commissions from insurance sales. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

On January 1, 2018, the Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the classification and measurement of financial instruments. Upon adoption of ASU 2016-01, the Corporation recognized the equity securities fair value change in net income. Previously, the fair value changes were recognized, net of tax, in other comprehensive income (loss). The adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

The Corporation early adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU required a reclassification from accumulated other comprehensive income to retained earnings for tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The amendments in this ASU would be effective for the Corporation for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

	In thousands
Allocation of Purchase Price
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

Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, NWSB and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents a potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.5 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired without evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

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

3.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,030,441 and 6,066,675 weighted average shares of common stock outstanding for the six months ended June 30, 2018 and 2017, respectively, and 7,035,237 and 6,068,673 for the three months ended June 30, 2018 and 2017, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a restricted stock plan available to selected employees and directors of the Corporation and the  Bank to advance the best interests of the Corporation and its stockholders. The plan provides those persons who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation and the Bank. Plan expense is recognized over the vesting period of the stock issued under the plan. As of June 30, 2018, 26,045 shares were issued to employees under this plan, of which 19,485 were fully vested, no shares vested during the quarter, and the remaining 6,560 will vest over the next two years. $42,000 and $61,000 of compensation expenses related to the grants were recognized during the three months ended June 30, 2018 and 2017, respectively. $118,000 and $120,000 of compensation expenses related to the grants were recognized during the six months ended June 30, 2018 and 2017, respectively.

4.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
In thousands	2018	2017	2018	2017
Service cost	$215	$210	$430	$420
Interest cost	274	284	548	568
Expected return on plan assets	(692)	(630)	(1,384)	(1,260)
Amortization of net loss	129	169	257	338

Net Periodic Benefit Expense	$(74)	$33	$(149)	$66

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2017, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2018. As of June 30, 2018, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 353 active, vested, terminated and retired persons in the plan.

5.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,980,000 in standby letters of credit as of June 30, 2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2018, for guarantees under standby letters of credit issued is not material.

6.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — JUNE 30, 2018	$(2,748)	$(5,935)	$(8,683)
BALANCE — DECEMBER 31, 2017	$(957)	$(6,135)	$(7,092)
BALANCE — JUNE 30, 2017	$(13)	$(5,539)	$(5,552)

7.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2018 and 2017, is as follows:

In thousands	Banking	Insurance	Total
2018
Net interest income and other income from external customers	$32,780	$2,902	$35,682
Income before income taxes	12,031	844	12,875
Total assets	1,613,462	9,880	1,623,342
Capital expenditures	614	41	655

2017
Net interest income and other income from external customers	$23,215	$2,692	$25,907
Income before income taxes	6,675	598	7,273
Total assets	1,252,723	9,213	1,261,936
Capital expenditures	803	—	803

Segment information for the three month periods ended June 30, 2018 and 2017, is as follows:

In thousands	Banking	Insurance	Total
2018
Net interest income and other income from external customers	$16,706	$1,702	$18,408
Income before income taxes	6,213	624	6,837
Total assets	1,613,462	9,880	1,623,342
Capital expenditures	257	41	298

2017
Net interest income and other income from external customers	$11,821	$1,538	$13,359
Income before income taxes	3,237	488	3,725
Total assets	1,252,723	9,213	1,261,936
Capital expenditures	436	—	436

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

Amortized cost and fair value of securities at June 30, 2018, and December 31, 2017, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2018
U.S. Government and agencies	$115,580	$2	$3,159	$112,423
Mortgage-backed securities, residential	29,110	145	551	28,704
State and municipal	11,282	76	61	11,297
	$155,972	$223	$3,771	$152,424

DECEMBER 31, 2017
U.S. Government and agencies	$105,899	$2	$1,818	$104,083
Mortgage-backed securities, residential	34,473	461	101	34,833
State and municipal	13,227	109	42	13,294
Corporate bonds	5,000	57	—	5,057
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	647	102	—	749
	$160,290	$731	$1,970	$159,051

SECURITIES HELD TO MATURITY

JUNE 30, 2018
U.S. Government and agencies	$17,000	$—	$128	$16,872
Mortgage-backed securities, residential	22,894	—	621	22,273
	$39,894	$—	$749	$39,145
DECEMBER 31, 2017
U.S. Government and agencies	$19,000	$2	$99	$18,903
Mortgage-backed securities, residential	25,829	55	238	25,646
	$44,829	$57	$337	$44,549

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at June 30, 2018
JUNE 30, 2018
Equity securities with a readily determinable fair value	$1,793	$22	$48	$1,767

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018, and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2018
U.S. Government and agencies	$47,707	$892	$62,246	$2,267	$109,953	$3,159
Mortgage-backed securities, residential	19,950	496	1,378	55	21,328	551
State and municipal	1,475	8	1,925	53	3,400	61
	$69,132	$1,396	$65,549	$2,375	$134,681	$3,771

DECEMBER 31, 2017
U.S. Government and agencies	$42,775	$445	$58,279	$1,373	$101,054	$1,818
Mortgage-backed securities, residential	7,228	56	2,845	45	10,073	101
State and municipal	1,042	8	1,950	34	2,992	42
CRA Mutual Fund	—	—	1,035	9	1,035	9
	$51,045	$509	$64,109	$1,461	$115,154	$1,970

SECURITIES HELD TO MATURITY

JUNE 30, 2018
U.S. Government and agencies	$2,966	$34	$12,906	$94	$15,872	$128
Mortgage-backed securities, residential	12,322	210	9,951	411	22,273	621
	$15,288	$244	$22,857	$505	$38,145	$749

DECEMBER 31, 2017
U.S. Government and agencies	$4,985	$15	$10,916	$84	$15,901	$99
Mortgage-backed securities, residential	4,946	29	11,070	209	16,016	238
	$9,931	$44	$21,986	$293	$31,917	$337

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2018, sixty-eight available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 7% of amortized cost. Thirty-five of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2018, thirty-four available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. Two of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2018, twelve available for sale state and municipal securities had unrealized losses that individually did not exceed 9% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2018, nine held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Seven of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2018, thirty-four held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. Thirteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2018, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2018, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$9,349	$9,321	$10,000	$9,973
Over 1 year through 5 years	110,627	107,677	7,000	6,899
Over 5 years through 10 years	6,886	6,721	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	29,110	28,705	22,894	22,273
	$155,972	$152,424	$39,894	$39,145

The Corporation realized $12,500 gross gains on sales of securities available for sale during the three and six month periods ended June 30, 2018. The corporation did not realize any gross gains or losses on sales of securities during the three and six month period ended June 30, 2017.

At June 30, 2018, and December 31, 2017, securities with a carrying value of $160,460,000 and $157,601,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Over the life of the acquired ASC 310-30 loan, the Corporation continues to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2018, and December 31, 2017:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2018
Originated Loans
Commercial and industrial	$151,426	$3,170	$178	$—	$154,774
Commercial real estate	355,784	16,948	8,094	—	380,826
Commercial real estate construction	13,506	881	249	—	14,636
Residential mortgage	372,632	7,050	101	—	379,783
Home equity lines of credit	85,100	276	—	—	85,376
Consumer	14,293	—	—	—	14,293
Total Originated Loans	992,741	28,325	8,622	—	1,029,688
Acquired Loans
Commercial and industrial	5,681	220	(1)	—	5,900
Commercial real estate	120,854	9,331	3,508	—	133,693
Commercial real estate construction	4,247	732	—	—	4,979
Residential mortgage	45,680	2,360	3,226	—	51,266
Home equity lines of credit	20,225	88	400	—	20,713
Consumer	558	—	1	—	559
Total Acquired Loans	197,245	12,731	7,134	—	217,110
Total Loans
Commercial and industrial	157,107	3,390	177	—	160,674
Commercial real estate	476,638	26,279	11,602	—	514,519
Commercial real estate construction	17,753	1,613	249	—	19,615
Residential mortgage	418,312	9,410	3,327	—	431,049
Home equity lines of credit	105,325	364	400	—	106,089
Consumer	14,851	—	1	—	14,852
Total Loans	$1,189,986	$41,056	$15,756	$—	$1,246,798

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2017
Originated Loans
Commercial and industrial	$154,177	$3,466	$1,812	$—	$159,455
Commercial real estate	325,002	17,666	9,277	—	351,945
Commercial real estate construction	27,413	767	250	—	28,430
Residential mortgage	363,195	3,251	478	—	366,924
Home equity lines of credit	81,976	360	—	—	82,336
Consumer	14,454	—	—	—	14,454
Total Originated Loans	966,217	25,510	11,817	—	1,003,544
Acquired Loans
Commercial and industrial	6,120	244	10	—	6,374
Commercial real estate	124,852	12,734	3,228	—	140,814
Commercial real estate construction	6,742	388	—	—	7,130
Residential mortgage	52,959	2,762	3,248	—	58,969
Home equity lines of credit	24,990	88	378	—	25,456
Consumer	1,525	358	—	—	1,883
Total Acquired Loans	217,188	16,574	6,864	—	240,626
Total Loans
Commercial and industrial	160,297	3,710	1,822	—	165,829
Commercial real estate	449,854	30,400	12,505	—	492,759
Commercial real estate construction	34,155	1,155	250	—	35,560
Residential mortgage	416,154	6,013	3,726	—	425,893
Home equity lines of credit	106,966	448	378	—	107,792
Consumer	15,979	358	—	—	16,337
Total Loans	$1,183,405	$42,084	$18,681	$—	$1,244,170

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Six Months Ended June 30, 2018
Balance at beginning of period	$1,234
Acquisitions of impaired loans	—
Reclassification from non-accretable differences	114
Accretion to loan interest income	(350)
Balance at end of period	$998

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

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2018, and December 31, 2017:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	7,242	7,242
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
	$—	$—	$—	$7,343	$7,343

DECEMBER 31, 2017
Commercial and industrial	$1,311	$1,311	$792	$188	$188
Commercial real estate	832	832	60	7,528	7,528
Commercial real estate construction	—	—	—	—	—
Residential mortgage	377	377	377	101	101
	$2,520	$2,520	$1,229	$7,817	$7,817

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2018 and 2017:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2018
Commercial and industrial	$434	$—	$89	$44
Commercial real estate	—	—	7,275	35
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	101	—
	$434	$—	$7,465	$79

JUNE 30, 2017
Commercial and industrial	$1,156	$—	$1,101	$—
Commercial real estate	416	—	8,144	123
Commercial real estate construction	—	—	—	—
Residential mortgage	377	—	235	1
	$1,949	$—	$9,480	$124

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2018 and 2017:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2018
Commercial and industrial	$726	$—	$122	$44
Commercial real estate	—	—	7,637	82
Commercial real estate construction	—	—	—	—
Residential mortgage	126	—	101	—
	$852	$—	$7,860	$126

JUNE 30, 2017
Commercial and industrial	$1,085	$—	$1,115	$—
Commercial real estate	—	—	8,346	213
Commercial real estate construction	277	—	100	25
Residential mortgage	377	—	283	15
	$1,739	$—	$9,844	$253

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2018, and December 31, 2017, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	June 30, 2018	December 31, 2017
Commercial and industrial	$—	$1,499
Commercial real estate	3,310	4,378
Commercial real estate construction	—	—
Residential mortgage	101	478
	$3,411	$6,355

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of June 30, 2018, and December 31, 2017:

In thousands	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
JUNE 30, 2018
Nonaccruing troubled debt restructurings:
Commercial real estate	$3,189	$3,241	$2,542
Total nonaccruing troubled debt restructurings	3,189	3,241	2,542
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,932
Total accruing troubled debt restructurings	4,577	4,577	3,932
Total Troubled Debt Restructurings	$7,766	$7,818	$6,474

DECEMBER 31, 2017
Nonaccruing troubled debt restructurings:
Commercial real estate	$4,015	$4,073	$3,405
Total nonaccruing troubled debt restructurings	4,015	4,073	3,405
Accruing troubled debt restructurings:
Commercial real estate	4,577	4,577	3,982
Total accruing troubled debt restructurings	4,577	4,577	3,982
Total Troubled Debt Restructurings	$8,592	$8,650	$7,387

All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. As of June 30, 2018 and 2017, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and six months ended June 30, 2018 and 2017. One troubled debt restructured loan paid off during 2018 in the amount of $832,000 and one paid off during 2017 in the amount of $283,000. All other troubled debt restructured loans were current as of June 30, 2018, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of June 30, 2018, no loans classified as a troubled debt restructured loan have active forbearance agreements. The forbearance agreements have expired or the loans have paid off.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2018 and 2017.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2018 and December 31, 2017, totaled $1,137,000 and $848,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2018, and December 31, 2017:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2018
Originated Loans
Commercial and industrial	$19	$56	$4	$79	$154,695	$154,774	$4
Commercial real estate	321	286	2,577	3,184	377,642	380,826	—
Commercial real estate construction	—	—	—	—	14,636	14,636	—
Residential mortgage	240	186	1,380	1,806	377,977	379,783	1,279
Home equity lines of credit	115	—	133	248	85,128	85,376	133
Consumer	23	17	—	40	14,253	14,293	—
Total originated loans	718	545	4,094	5,357	1,024,331	1,029,688	1,416
Acquired Loans
Commercial and industrial	—	—	—	—	5,900	5,900	—
Commercial real estate	—	—	861	861	132,832	133,693	861
Commercial real estate construction	—	115	420	535	4,444	4,979	420
Residential mortgage	52	449	—	501	50,765	51,266	—
Home equity lines of credit	266	198	55	519	20,194	20,713	55
Consumer	—	—	1	1	558	559	1
Total acquired loans	318	762	1,337	2,417	214,693	217,110	1,337
Total Loans
Commercial and industrial	19	56	4	79	160,595	160,674	4
Commercial real estate	321	286	3,438	4,045	510,474	514,519	861
Commercial real estate construction	—	115	420	535	19,080	19,615	420
Residential mortgage	292	635	1,380	2,307	428,742	431,049	1,279
Home equity lines of credit	381	198	188	767	105,322	106,089	188
Consumer	23	17	1	41	14,811	14,852	1
Total Loans	$1,036	$1,307	$5,431	$7,774	$1,239,024	$1,246,798	$2,753

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2017
Originated Loans
Commercial and industrial	$55	$76	$1,503	$1,634	$157,821	$159,455	$4
Commercial real estate	436	317	1,400	2,153	349,792	351,945	88
Commercial real estate construction	252	—	—	252	28,178	28,430	—
Residential mortgage	3,006	646	1,500	5,152	361,772	366,924	1,022
Home equity lines of credit	254	29	183	466	81,870	82,336	183
Consumer	72	26	3	101	14,353	14,454	3
Total originated loans	4,075	1,094	4,589	9,758	993,786	1,003,544	1,300
Acquired Loans
Commercial and industrial	83	—	—	83	6,291	6,374	—
Commercial real estate	916	—	—	916	139,898	140,814	—
Commercial real estate construction	—	—	—	—	7,130	7,130	—
Residential mortgage	930	304	137	1,371	57,598	58,969	137
Home equity lines of credit	83	—	70	153	25,303	25,456	70
Consumer	—	—	—	—	1,883	1,883	—
Total acquired loans	2,012	304	207	2,523	238,103	240,626	207
Total Loans
Commercial and industrial	138	76	1,503	1,717	164,112	165,829	4
Commercial real estate	1,352	317	1,400	3,069	489,690	492,759	88
Commercial real estate construction	252	—	—	252	35,308	35,560	—
Residential mortgage	3,936	950	1,637	6,523	419,370	425,893	1,159
Home equity lines of credit	337	29	253	619	107,173	107,792	253
Consumer	72	26	3	101	16,236	16,337	3
Total Loans	$6,087	$1,398	$4,796	$12,281	$1,231,889	$1,244,170	$1,507

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2018
Allowance for Loan Losses
Beginning balance - April 1, 2018	$2,974	$5,455	$135	$2,936	$593	$725	$599	$13,417
Charge-offs	(489)	—	—	(106)	—	(16)	—	(611)
Recoveries	4	—	—	12	—	1	—	17
Provisions	(56)	266	11	(2)	(29)	(37)	167	320
Ending balance - June 30, 2018	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143

Beginning balance - January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(878)	(33)	—	(489)	—	(37)	—	(1,437)
Recoveries	11	—	—	22	—	1	—	34
Provisions	81	526	20	81	(48)	(40)	(50)	570
Ending balance - June 30, 2018	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143

Loans Receivable
Ending balance	$160,674	$514,519	$19,615	$431,049	$106,089	$14,852	$—	$1,246,798
Ending balance: individually evaluated for impairment	$—	$7,242	$—	$101	$—	$—	$—	$7,343
Ending balance: collectively evaluated for impairment	$160,674	$507,277	$19,615	$430,948	$106,089	$14,852	$—	$1,239,455

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2017
Allowance for Loan Losses
Beginning Balance - April 1, 2017	$3,252	$4,961	$149	$3,304	$605	$839	$1,035	$14,145
Charge-offs	(29)	—	—	—	—	(12)	—	(41)
Recoveries	3	—	—	32	—	9	—	44
Provisions	20	249	(14)	32	2	(21)	(268)	—
Ending balance - June 30, 2017	$3,246	$5,210	$135	$3,368	$607	$815	$767	$14,148

Beginning Balance - January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(69)	—	—	(17)	—	(84)	—	(170)
Recoveries	9	61	—	42	—	12	—	124
Provisions	251	181	(12)	(135)	(41)	(36)	(208)	—
Ending balance - June 30, 2017	$3,246	$5,210	$135	$3,368	$607	$815	$767	$14,148
Ending balance: individually evaluated for impairment	$711	$117	$—	$342	$—	$—	$—	$1,170
Ending balance: collectively evaluated for impairment	$2,535	$5,093	$135	$3,026	$607	$815	$767	$12,978

Loans Receivable
Ending balance	$161,225	$339,026	$24,327	$354,734	$76,040	$14,323	$—	$969,675
Ending balance: individually evaluated for impairment	$2,446	$8,503	$—	$480	$—	$—	$—	$11,429
Ending balance: collectively evaluated for impairment	$158,779	$330,523	$24,327	$354,254	$76,040	$14,323	$—	$958,246

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2017
Allowance for Loan Losses
Ending balance	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Ending balance: individually evaluated for impairment	$792	$60	$—	$377	$—	$—	$—	$1,229
Ending balance: collectively evaluated for impairment	$2,427	$5,168	$126	$2,849	$612	$749	$816	$12,747

Loans Receivable
Ending balance	$165,829	$492,759	$35,560	$425,893	$107,792	$16,337	$—	$1,244,170
Ending balance: individually evaluated for impairment	$1,499	$8,360	$—	$478	$—	$—	$—	$10,337
Ending balance: collectively evaluated for impairment	$164,330	$484,399	$35,560	$425,415	$107,792	$16,337	$—	$1,233,833

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at June 30, 2018, and December 31, 2017, are as follows:

		June 30, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$112,423	$—	$112,423	$—
Mortgage-backed securities, residential		28,704	—	28,704	—
State and municipal		11,297	—	11,297	—
Total securities available for sale	Recurring	$152,424	$—	$152,424	$—
Equity securities with readily determinable fair values	Recurring	$1,767	$1,767	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,932	$—	$—	$3,932

		December 31, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$104,083	$—	$104,083	$—
Mortgage-backed securities, residential		34,833	—	34,833	—
State and municipal		13,294	—	13,294	—
Corporate bonds		5,057	—	5,057	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		749	749	—	—
Total securities available for sale	Recurring	$159,051	$1,784	$157,267	$—
Collateral dependent impaired loans	Nonrecurring	$5,426	$—	$—	$5,426

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2018
Impaired loans	$3,932	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(16)%

December 31, 2017
Impaired loans	$5,426	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(36)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at June 30, 2018, and December 31, 2017:

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

The following presents the carrying amount, exit pricing concept fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2018:

	June 30, 2018
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$18,403	$18,403	$8,020	$10,383	$—
Interest-bearing deposits in banks	44,650	44,650	44,650	—	—
Equity securities with readily determinable fair value	1,767	1,767	1,767	—	—
Investment securities available for sale	152,424	152,424	—	152,424	—
Investment securities held to maturity	39,894	39,145	—	39,145	—
Loans held for sale	1,265	1,265	—	1,265	—
Loans, less allowance for loan losses	1,233,655	1,199,718	—	—	1,199,718
Accrued interest receivable	4,368	4,368	—	4,368	—
Restricted investment in bank stocks	4,849	4,849	—	4,849	—

Financial liabilities:
Demand deposits and savings	981,505	981,505	—	981,505	—
Time deposits	352,470	347,307	—	347,307	—
Short-term borrowings	26,418	26,418	—	26,418	—
Long-term borrowings	84,816	84,567	—	84,567	—
Trust preferred subordinated debt	5,000	4,694	—	4,694	—
Accrued interest payable	1,447	1,447	—	1,447	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2018, and December 31, 2017:

			Gross Amounts	Net Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2018
Repurchase agreements
Commercial customers and government entities	(a)	$26,418	$—	$26,418	$(26,418)	$—	$—

December 31, 2017
Repurchase agreements
Commercial customers and government entities	(a)	$36,908	$—	$36,908	$(36,908)	$—	$—

(a) As of June 30, 2018, and December 31, 2017, the fair value of securities pledged in connection with repurchase agreements was $54,319,000 and $42,397,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2018:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$26,418	$—	$—	$—	$26,418
Total	$26,418	$—	$—	$—	$26,418

12.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	June 30, 2018	December 31, 2017
FHLB advances	$80,216	$85,000
Loan payable to local bank	4,600	4,600
Trust preferred subordinated debt	5,000	5,000
	$89,816	$94,600

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2018 to 2022 with a weighted average rate of 1.98%.

The loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

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

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$7,263	$6,440
New Windsor core deposit intangibles	2,418	440

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2017. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the six months ended June 30, 2018. ACNB plans on testing New Windsor goodwill during 2018. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2018, compared to Quarter ended June 30, 2017

Executive Summary

Net income for the three months ended June 30, 2018, was $5,507,000, compared to $2,722,000 for the same quarter in 2017, an increase of $2,785,000 or 102.3%. Basic earnings per share was $0.78 in 2018 and $0.45 in 2017. The higher net income was a result of the additional revenue and cost efficiencies of the acquisition of New Windsor on July 1, 2017, as well as organic net revenue growth. In addition, net income was aided by a lower effective tax rate due to the Tax Cuts and Jobs Act effective on January 1, 2018. Net interest income for the quarter ended June 30, 2018 increased $4,260,000, or 43.3%, as increases in total interest income were greater than increases in total interest expense including net interest income earned on the acquired earning asset and paying liabilities acquired from New Windsor. Provision for loan losses was $320,000 for the quarter ended June 30, 2018, compared to $0 for the same quarter in 2017, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.05% at June 30, 2018. Other income increased $789,000, or 22.4%, due in part to increases from the New Windsor sources, primarily deposit fees. Other expenses increased $1,617,000, or 16.8%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the operation of the new southern market, NWSB Bank, A Division of ACNB Bank.

Net Interest Income

Net interest income totaled $14,091,000 for the three months ended June 30, 2018, compared to $9,831,000 for the same period in 2017, an increase of $4,260,000, or 43.3%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $4,902,000, or 44.7%, due to a 28.5% increase in average earning asset volume from organic growth and the July 1, 2017 addition of New Windsor assets and increased rates based on purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth and the addition of New Windsor deposits. Increased lending was a result of the New Windsor acquisition and a concerted effort by management to offset the recent year trend of interest income decreases due to the market area’s slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to somewhat higher yields although the difference between longer term rates and shorter term rates is currently compressing. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income increased on investment securities with the investments acquired from New Windsor, and as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the second quarter of 2018; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the second quarter of 2018, several of the core deposit rates continued at appropriate rates in response to  continued low rates on earning assets. Interest expense increased $642,000, or 56.8%, due to increased volume for the New Windsor acquired deposits and due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs in conjunction with the Federal Reserve FOMC raising short-term rates starting in mid-December 2015 and continuing into 2018. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and filed with the SEC on March 9, 2018. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the second quarter of 2018 was 3.69% compared to 3.30% during the same period in 2017. Also comparing the second quarter of 2018 to 2017, the yield on interest earning assets increased by 0.48% and the cost of interest bearing liabilities increased by 0.08%. The net interest margin was 3.82% for the second quarter of 2018 and 3.39% for the second quarter of 2017. The net interest margin increase was partly a result of purchase accounting adjustments which added 20 basis points, and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,492,000,000 during the second quarter of 2018, an increase of $331,000,000 from the average for the second quarter of 2017. Average interest bearing liabilities were $1,155,000,000 in the second quarter of 2018, an increase of $224,000,000 from the same period in 2017. Non-interest demand deposits increased $97,000,000 on average. The acquisition of New Windsor earning assets and funding was a significant factor in these increases.

Provision for Loan Losses

The provision for loan losses was $320,000 in the second quarter of 2018 and $0 in the second quarter of 2017. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor loans, total impaired loans at June 30, 2018 were 29.0% lower compared to December 31, 2017. Nonaccrual loans decreased by 46.3%, or $2,944,000, since December 31, 2017; all substandard loans decreased by 15.7% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2018 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2018, the Corporation had net charge-offs of $594,000, as compared to a net recovery of $3,000 for the second quarter of 2017.

Other Income

Total other income was $4,317,000 for the three months ended June 30, 2018, up $789,000, or 22.4%, from the second quarter of 2017. Fees from deposit accounts increased by $193,000, or 31.3%, due to variations in volume from organic growth and the New Windsor acquisition. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $233,000 or 61.2%, to $614,000 due to variations in volume and mix including volume from New Windsor customers. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $559,000 for the three months ended June 30, 2018, as compared to $478,000 for the second quarter of 2017, a 16.9% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and higher fees on brokerage relationships brought over in the New Windsor acquisition. Earnings on bank-owned life insurance increased by $5,000, or 1.8%, as a result of varying crediting rates and volume. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $143,000, or 9.1%, to $1,707,000 during the period due to higher contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There was a $13,000 net gain on sales of securities during the second quarter of 2018 and no gains or losses on sales of securities during the second quarter of 2017. A $6,000 net gain was recognized on local bank and CRA-related equity securities during the second quarter of 2018 due to the adoption of ASU 2016-01 on January 1, 2018. Other income in the three months ended June 30, 2018, was up by $115,000, or 54.2%, to $327,000 due to higher sales of residential mortgages and various other fee income increases mostly volume related.

Other Expenses

Other expenses for the quarter ended June 30, 2018 were $11,251,000, an increase of $1,617,000 or 16.8%. Acquisition and integration costs related to the New Windsor acquisition totaled $0 for the second quarter of 2018 compared to $208,000 for the second quarter of 2017. Merger expenses in all of 2017 included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB’s, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability, ongoing system integrity and realization of cost reductions.

The largest component of other expenses is salaries and employee benefits, which increased by $749,000, or 12.6%, when comparing the second quarter of 2018 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was down by $107,000, or (324.2)%, when comparing the three months ended June 30, 2018, to the three months ended June 30, 2017, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $224,000, or 45.2%, mostly due to seven more offices from the New Windsor acquisition. Equipment expense increased by $477,000, or 56.5%, due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. In addition, debit card processing increased due to more volume.

Professional services expense totaled $344,000 during the second quarter of 2018, as compared to $344,000 for the same period in 2017, a change of $0, or 0.0%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $165,000 for the second quarter of 2018, or 19.6% higher, as compared to the same period of 2017. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense (income) was $84,000 and $(14,000) for the three months ended June 30, 2018 and 2017, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The lower expense in 2017 was related to a better final disposition recovery than projected on one property. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2018 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $67,000, or 39.9%, comparing the three months ended June 30, 2018 and 2017, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals and the level of the stockholders’ equity base that increased with the New Windsor merger. Supplies and postage expense increased by 5.4% due to variation in timing of sporadic refills and increased New Windsor volume. FDIC and regulatory expense increased 17.1% based on higher net asset base offset by FDIC rate decreases and state regulatory rate increases. Intangible amortization increased 122.0% due to amortization of core deposit intangible from the New Windsor acquisition. Other operating expenses increased by $50,000, or 4.4%, in the second quarter of 2018, as compared to the second quarter of 2017. Increases included increases for electronic delivery and telecommunications for the expanded New Windsor customer base and offices and increased corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $15,000 to other expenses in the second quarter of 2018 compared to $18,000 in the second quarter of 2017. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,330,000, or 19.5% of pretax income, during the second quarter of 2018, as compared to $1,003,000, or 26.9% of pretax income, during the same period in 2017. The variances from the federal statutory rate of 21% and 35% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, 2018 includes Maryland corporation income taxes. Low-income housing tax credits were $72,000 for the three months ended June 30, 2018 and 2017, respectively.

Six Months ended June 30, 2018, compared to Six Months ended June 30, 2017

Executive Summary

Net income for the six months ended June 30, 2018, was $10,420,000, compared to $5,359,000 for the same six months in 2017, an increase of $5,061,000 or 94.4%. Basic earnings per share was $1.48 in 2018 and $0.88 in 2017. The higher net income was a result of the additional revenues and cost efficiencies of the acquisition of New Windsor on July 1, 2017, as well as organic net revenue growth. In addition, net income was aided by a lower effective tax rate due to the Tax Cuts and Jobs Act effective on January 1, 2018. Net interest income for the six months ended June 30, 2018 increased $8,356,000, or 43.3%, as increases in total interest income were greater than increases in total interest expense including net interest income earned on the acquired earning asset and paying liabilities acquired from New Windsor. Provision for loan losses was $570,000 for the six months ended June 30, 2018, compared to $0 for the same six months in 2017, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.05% at June 30, 2018. Other income increased $1,419,000, or 21.5%, due in part to increases from the New Windsor sources, primarily deposit fees. Other expenses increased $3,603,000, or 19.3%, due in part to higher salary/benefits from a change to higher skilled and compensated staff and expenses related to the operation of the new southern market, NWSB Bank, A Division of ACNB Bank.

Net Interest Income

Net interest income totaled $27,653,000 for the six months ended June 30, 2018, compared to $19,297,000 for the same period in 2017, an increase of $8,356,000, or 43.3%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $9,624,000, or 44.8%, due to a 28.3% increase in average earning asset volume from organic growth and the July 1, 2017, addition of New Windsor assets and increased rates based on purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth and the addition of New Windsor deposits. Increased lending was a result of the New Windsor acquisition and a concerted effort by management to offset the recent year trend of interest income decreases due to the market area’s slow economic activity and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to somewhat higher yields although the difference between longer term rates and shorter term rates is currently compressing. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a decrease in the driver rates decreases the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield is negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates. Interest income increased on investment securities with the investments acquired from New Windsor, and as paydowns were reinvested at the continued low market rates, which were a result of uneven domestic and international economic conditions. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first six months of 2018; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first six months of 2018, several of the core deposit rates continued at appropriate rates in response to continued low rates on earning assets. Interest expense increased $1,268,000, or 57.7%, due to increased volume for the New Windsor acquired deposits and due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs in conjunction with the Federal Reserve FOMC raising short-term rates starting in mid-December 2015 and continuing into 2018. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and filed with the SEC on March 9, 2018. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first six months of 2018 was 3.69% compared to 3.29% during the same period in 2017. Also comparing the first six months of 2018 to 2017, the yield on interest earning assets increased by 0.48% and the cost of interest bearing liabilities increased by 0.08%. The net interest margin was 3.81% for the first six months of 2018 and 3.38% for the first six months of 2017. The net interest margin increase was mainly a result of purchase accounting adjustments which added 21 basis points and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,476,000,000 during the first six months of 2018, an increase of $326,000,000 from the average for the first six months of 2017. Average interest bearing liabilities were $1,145,000,000 in the first six months of 2018, an increase of $225,000,000 from the same period in 2017. Non-interest demand deposits increased $96,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $570,000 in the first six months of 2018 and $0 in the first six months of 2017. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor loans, total impaired loans at June 30, 2018 were 29.0% lower compared to December 31, 2017. Nonaccrual loans decreased by 46.3%, or $2,944,000, since December 31, 2017; all substandard loans decreased by 15.7% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2018 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2018, the Corporation had net charge-offs of $1,403,000, as compared to net charge-offs of $46,000 for the first six months of 2017.

Other Income

Total other income was $8,029,000 for the six months ended June 30, 2018, up $1,419,000, or 21.5%, from the first six months of 2017. Fees from deposit accounts increased by $439,000, or 37.0%, due to variations in volume from organic growth and the New Windsor acquisition. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $405,000 or 54.8%, to $1,144,000 due to variations in volume and mix including volume from New Windsor customers. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,130,000 for the six months ended June 30, 2018, as compared to $920,000 for the first six months of 2017, a 22.8% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and fees on brokerage relationships brought over in the New Windsor acquisition. Earnings on bank-owned life insurance increased by $7,000, or 1.3%, as a result of varying crediting rates and volume, an additional $52,000 was received on a death claim. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $190,000, or 7.0%, to $2,908,000 during the period due to higher contingent commission and direct bill commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions to lower commissions. There was a $13,000 gain on an odd lot sale of MBS security tails during the first six months of 2018 and no gains or losses on sales of securities during the first six months of 2017, however a $27,000 net loss was recognized on local bank and CRA-related equity securities since the adoption of ASU 2016-01 on January 1, 2018. Other income in the six months ended June 30, 2018, was up by $130,000, or 25.2%, to $645,000 due to higher sales of residential mortgages and other fee income increases due to volume.

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

The testing for potential impairment involves methods that include both current and projected income amounts, and RIG’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG’s goodwill, including the testing at October 1, 2017. However, declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation has not identified any such events, and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor for impairment during the six months ended June 30, 2018. ACNB plans on testing New Windsor goodwill during 2018. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

Other expenses for the six months ended June 30, 2018 were $22,237,000, an increase of $3,603,000 or 19.3%. Acquisition and integration costs related to the New Windsor acquisition totaled $0 for the first six months of 2018 compared to $370,000 for the first six months of 2017. Merger expenses in all of 2017 included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB’s, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability, ongoing system integrity, and realization of cost reductions.

The largest component of other expenses is salaries and employee benefits, which increased by $1,628,000, or 13.9%, when comparing the first six months of 2018 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

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

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was down by $215,000, or (325.8)%, when comparing the six months ended June 30, 2018, to the six months ended June 30, 2017, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $466,000, or 45.1%, mostly due to seven more offices from the New Windsor acquisition. Equipment expense increased by $856,000, or 52.6% due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. In addition, debit card processing increased due to more volume.

Professional services, not including merger expense, totaled $713,000 during the first six months of 2018, as compared to $583,000 for the same period in 2017, an increase of $130,000, or 22.3%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $268,000 for the first six months of 2018, or 32.7% higher, as compared to the same period of 2017. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $132,000 and $16,000 for the six months ended June 30, 2018 and 2017, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The lower expense in 2017 is related to less properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2018 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $62,000, or 16.4%, comparing the six months ended June 30, 2018 and 2017, due to recoveries on a sales tax challenge received partially offsetting higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Supplies and postage expense increased by 16.3% due to variation in timing of sporadic refills and increased New Windsor volume. FDIC and regulatory expense increased 24.7% based on higher net asset base offset by FDIC rate decreases and state regulatory rate increases. Intangible amortization increased 125.9% due to amortization of core deposit intangible from the New Windsor acquisition. Other operating expenses increased by $321,000, or 16.3%, in the first six months of 2018, as compared to the first six months of 2017. Increases included increases for electronic delivery and telecommunications for the expanded New Windsor customer base and offices and increased corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $71,000 to other expenses in the first six months of 2018 compared to $34,000 in the first six months of 2017. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $2,455,000, or 19.1% of pretax income, during the first six months of 2018, as compared to $1,914,000, or 26.3% of pretax income, during the same period in 2017. A change of tax law statutory rates under  the Tax Cuts and Jobs Act lowered the effective tax rate. The variances from the federal statutory rate of 21% and 35% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, 2018 includes Maryland corporation income taxes. Low-income housing tax credits were $144,000 for the six months ended June 30, 2018 and 2017, respectively.

FINANCIAL CONDITION

Assets totaled $1,623,342,000 at June 30, 2018, compared to $1,595,432,000 at December 31, 2017, and $1,261,936,000 at June 30, 2017. Average earning assets during the six months ended June 30, 2018, increased to $1,475,505,000 from $1,149,970,000 during the same period in 2017. Average interest bearing liabilities increased in 2018 to $1,145,335,000 from $926,160,000 in 2017, while average non-interest bearing deposits increased by $96,316,000.

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

At June 30, 2018, the securities balance included a net unrealized loss on available for sale securities of $2,748,000, net of taxes, on amortized cost of $155,972,000 versus a net unrealized loss of $957,000, net of taxes, on amortized cost of $160,290,000 at December 31, 2017, and a net unrealized loss of $13,000, net of taxes, on amortized cost of $133,739,000 at June 30, 2017. The change in fair value of available for sale securities during 2018 was a result of the securities acquired from New Windsor and the higher amount of investments in the available for sale portfolio, offset by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through 2018, along with a U.S. presidential election result that, at least to date, has caused the U.S. Treasury yield curve to increase in the time relevant to the investment securities in the Corporation’s portfolio as of June 30, 2018. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in all periods presented and such volatility will continue.

At June 30, 2018, the securities balance included held to maturity securities with an amortized cost of $39,894,000 and a fair value of $39,145,000, as compared to an amortized cost of $44,829,000 and a fair value of $44,549,000 at December 31, 2017, and an amortized cost of $50,088,000 and a fair value of $50,000,000 at June 30, 2017. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

Loans

Loans outstanding increased by $277,123,000, or 28.6%, from June 30, 2017, to June 30, 2018, and increased by $2,628,000, or 0.2%, from December 31, 2017, to June 30, 2018. The low growth year to date is attributable to seasonal factors, intense competition and early payoffs. The year over year increase in loan volume was primarily from the fair value acquired from New Windsor of $263,450,000 at July 1, 2017 and the balance was a net increase of new loans net of payoff and paydowns. These results came from the determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite the continued slow economic conditions and intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As a normal course of business, more payoffs are anticipated in the remainder of 2018 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first six months of 2018, total commercial purpose loans slightly increased while local market portfolio residential mortgages increased but to a lesser extent. Total commercial purpose segments increased $660,000, or 0.1%, as compared to December 31, 2017. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $86,233,000 at June 30, 2018, a decrease of 2.6% from $88,484,000 held at the end of 2017 as these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $3,453,000, or 0.6%, as compared to December 31, 2017. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $537,138,000 total in residential mortgage loans at June 30, 2018, $142,195,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise less than 2.0% of the portfolio, with automobile-secured loans representing 0.0% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $283,103,000, or 22.7% of total loans, at June 30, 2018. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2018 and the resulting allowance at June 30, 2018, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2017 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at June 30, 2018. The amount of unallocated portion of the allowance was decreased at June 30, 2018 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date June 30, 2018 and 2017, was $570,000 and $0, respectively. More specifically, even though total loans increased and the provision expense increased, the allowance for loan losses was derived with data that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at June 30, 2018, was $13,143,000, or 1.05% of loans, as compared to $14,148,000, or 1.46% of loans, at June 30, 2017, and $13,976,000, or 1.12% of loans, at December 31, 2017. In the following discussion, acquired loans from New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017
Beginning balance - January 1	$13,976	$14,194	$14,194
Provisions charged to operations	570	—	—
Recoveries on charged-off loans	34	243	124
Loans charged-off	(1,437)	(461)	(170)
Ending balance	$13,143	$13,976	$14,148

Loans past due 90 days and still accruing were $2,753,000 and nonaccrual loans were $3,411,000 as of June 30, 2018. $2,542,000 of the nonaccrual balance at June 30, 2018, were in troubled debt restructured loans. $3,932,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,636,000 at June 30, 2017, while nonaccruals were $7,465,000. $3,480,000 of the nonaccrual balance at June 30, 2017, was in troubled debt restructured loans. $3,964,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,507,000 at December 31, 2017, while nonaccruals were $6,355,000. $3,405,000 of the nonaccrual balance at December 31, 2017, were in troubled debt restructured loans. $3,982,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at June 30, 2018, June 30, 2017, and December 31, 2017, were approximately $903,000, $1,360,000 and $1,064,000, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2018, as compared to December 31, 2017, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2018
Owner occupied commercial real estate	7	$3,310	$—	$33	In market	1995 - 2012
Investment/rental residential real estate	1	101	—	376	In market	2003 - 2011
Commercial and industrial	—	—	—	809	In market	2006 - 2015
Total	8	$3,411	$—	$1,218

December 31, 2017
Owner occupied commercial real estate	9	4,378	60	—	In market	1995 - 2012
Investment/rental residential real estate	2	478	377	—	In market	2003 - 2011
Commercial and industrial	3	1,499	792	—	In market	2006 - 2015
Total	14	$6,355	$1,229	$—

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

Owner occupied commercial real estate and construction at June 30, 2018, includes seven unrelated loan relationships, all of which, except for a $2,256,000 loan relationship for a retreat property, have balances of less than $452,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017 and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. Another property added in the second quarter of 2017 is an $832,000 loan with modified terms and conditions originated in 2011 secured by a tourism related lodging real estate that was assigned $60,000 in specific allocation based on a sales contract. The property was sold in 2018 at a smaller loss. A third property added in the second quarter 2017 was a $597,000 loan relationship ($444,000 in commercial and industrial and $153,000 in owner occupied commercial real estate) with normal terms and conditions secured by a construction business assets that was charged off in 2018 with a $367,000 loss. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at June 30, 2018, includes one loan relationships totaling $101,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One loan with multiple separate rental houses was added in the second quarter of 2016 and the $376,000 specific loss allocation was charged off in 2018. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

All impaired commercial and industrial loans at June 30, 2018 were settled, one participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $0 after $1,717,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. An unrelated $868,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $517,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated. The loans was settled in the second quarter of 2018 with a $442,000 charge off.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses (or lack thereof) for 2018 and 2017 was a result of the measurement of the adequacy of the allowance for loan losses at each period. The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the second quarter of 2018, a $320,000 provision addition to the allowance was necessary due to the level of charge-offs making the total provision for the year to date of $570,000. As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $35,000 was recognized in the first half of 2018. A reduction of lease expense of $35,000 was recognized in the first half of 2017. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $287,000 for two unrelated properties and borrowers at June 30, 2018, compared to $436,000 for three unrelated properties and borrowers at December 31, 2017. The decrease in the carrying value was due to the property sold in 2018. All properties are being actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2018; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,333,975,000 as of June 30, 2018. Deposits increased by $333,821,000, or 33.4%, from June 30, 2017, to June 30, 2018, and increased by $35,483,000, or 2.7%, from December 31, 2017, to June 30, 2018. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2018, short-term borrowings were $26,418,000, as compared to $36,908,000 at December 31, 2017, and $30,837,000 at June 30, 2017. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2017, repurchase agreement balances were down $10,490,000, or 28.4%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at June 30, 2018, December 31, 2017, and June 30, 2017. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of New Windsor. Long-term borrowings totaled $89,816,000 at June 30, 2018, versus $94,600,000 at December 31, 2017, and $95,850,000 at June 30, 2017. The Corporation decreased long-term borrowings 6.3% from June 30, 2017. A $4.6 million borrowing from a local bank was made to fund cash payment to shareholders of the New Windsor acquisition. $11.0 million was the net decrease to FHLB borrowings to balance loan demand and deposit growth. Laddered FHLB fixed-rate term advances were taken in 2018 to mature from 2021 to 2022 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $160,307,000 at June 30, 2018, compared to $153,966,000 at December 31, 2017, and $123,844,000 at June 30, 2017. Stockholders’ equity increased in the first six months of 2018 by $6,341,000 due to $7,479,000 in earnings retained in capital.

The acquisition of New Windsor resulted in 938,360 new ACNB shares issued to the New Windsor shareholders valued at $28,620,000 in 2017.

A $1,591,000 increase in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2018, ACNB earned $10,420,000 and paid dividends of $3,023,000 for a dividend payout ratio of 29.0%. During the first six months of 2017, ACNB earned $5,359,000 and paid dividends of $2,426,000 for a dividend payout ratio of 45.3%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2018, 8,366 shares were issued under this plan with proceeds in the amount of $254,000. Year-to-date June 30, 2017, 6,568 shares were issued under this plan with proceeds in the amount of $138,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2018, and December 31, 2017, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of June 30, 2018, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

The banking subsidiary’s capital ratios are as follows:

	June 30, 2018	December 31, 2017	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.13%	8.70%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	12.71%	12.34%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.71%	12.34%	8.00%
Total risk-based capital ratio	13.86%	13.58%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2018, ACNB’s banking subsidiary had a borrowing capacity of approximately $669,060,000 from the FHLB, of which $566,604,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $399,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $26,418,000 and $36,908,000 at June 30, 2018, and December 31, 2017, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2018, the Corporation had unfunded outstanding commitments to extend credit of approximately $282,363,000 and outstanding standby letters of credit of approximately $4,980,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

BANK SECRECY ACT (BSA) - The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Effective May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation’s banking subsidiary has a BSA and USA PATRIOT Act compliance program commensurate with its risk profile and appetite.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2018, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended June 30, 2018. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2018, there were 26,045 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 173,955. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2018, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2018, there were 146,020 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

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

Exhibit 3(i)	Amended and Restated Articles of Incorporation of ACNB Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on May 7, 2018.)

Exhibit 3(ii)	Amended and Restated Bylaws of ACNB Corporation. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on May 7, 2018.)

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

Exhibit 10.4

Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Richard L. Alloway II, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, D. Arthur Seibel, Jr., David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.5

Amended and Restated Director Deferred Fee Plan — Applicable to Richard L. Alloway II, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

ACNB CORPORATION (Registrant)

Date:	August 3, 2018	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)

\