Form 10-Q
period 2018-09-30
ACNB CORP
filed 2018-11-02
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

The number of shares of the Registrant’s Common Stock outstanding on November 1, 2018, was 7,042,224.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2018	September 30, 2017	December 31, 2017

ASSETS

Cash and due from banks	$18,145	$17,882	$19,304
Interest bearing deposits with banks	45,551	31,609	15,137

Total Cash and Cash Equivalents	63,696	49,491	34,441

Equity securities with readily determinable fair values	1,743	—	—
Debt securities available for sale	162,957	158,392	159,051
Securities held to maturity, fair value $32,767; $47,373; $44,549	33,517	47,369	44,829
Loans held for sale	1,112	1,873	1,736
Loans, net of allowance for loan losses $13,414; $14,105; $13,976	1,259,032	1,222,265	1,230,194
Premises and equipment	26,097	26,590	26,774
Restricted investment in bank stocks	4,529	4,821	4,773
Investment in bank-owned life insurance	46,242	44,666	44,935
Investments in low-income housing partnerships	2,096	2,587	2,446
Goodwill	19,580	19,580	19,580
Intangible assets	2,628	2,752	2,569
Foreclosed assets held for resale	63	275	436
Other assets	24,507	26,974	23,668

Total Assets	$1,647,799	$1,607,635	$1,595,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$292,389	$273,853	$279,413
Interest bearing	1,054,854	1,038,031	1,019,079

Total Deposits	1,347,243	1,311,884	1,298,492

Short-term borrowings	38,525	33,806	36,908
Long-term borrowings	84,725	96,850	94,600
Other liabilities	12,794	11,839	11,466

Total Liabilities	1,483,287	1,454,379	1,441,466

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,104,824, 7,082,245 and 7,086,258 shares issued; 7,042,224, 7,019,645 and 7,023,658 shares outstanding	17,762	17,705	17,716
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	38,321	37,671	37,777
Retained earnings	118,192	103,997	106,293
Accumulated other comprehensive loss	(9,035)	(5,389)	(7,092)

Total Stockholders’ Equity	164,512	153,256	153,966

Total Liabilities and Stockholders’ Equity	$1,647,799	$1,607,635	$1,595,432

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2018	2017	2018	2017

INTEREST AND DIVIDEND INCOME
Loans, including fees	$14,966	$13,990	$43,746	$33,484
Securities:
Taxable	929	890	2,761	2,474
Tax-exempt	51	85	175	352
Dividends	77	61	229	174
Other	259	83	490	120

Total Interest Income	16,282	15,109	47,401	36,604

INTEREST EXPENSE
Deposits	1,341	1,080	3,681	2,402
Short-term borrowings	2	9	29	69
Long-term borrowings	526	458	1,625	1,274

Total Interest Expense	1,869	1,547	5,335	3,745

Net Interest Income	14,413	13,562	42,066	32,859

PROVISION FOR LOAN LOSSES	200	—	770	—

Net Interest Income after Provision for Loan Losses	14,213	13,562	41,296	32,859

OTHER INCOME
Service charges on deposit accounts	839	870	2,465	2,057
Income from fiduciary, investment management and brokerage activities	632	489	1,762	1,409
Earnings on investment in bank-owned life insurance	269	276	807	807
Gain on life insurance proceeds	—	—	52	—
Net gains on sales of securities	31	—	44	—
Net losses on equity securities	(23)	—	(50)	—
Service charges on ATM and debit card transactions	609	490	1,753	1,229
Commissions from insurance sales	1,450	1,313	4,358	4,031
Other	318	492	963	1,007

Total Other Income	4,125	3,930	12,154	10,540

OTHER EXPENSES
Salaries and employee benefits	6,560	6,715	19,870	18,397
Net occupancy	700	677	2,199	1,710
Equipment	1,276	1,039	3,759	2,666
Other tax	243	197	684	576
Professional services	371	224	1,084	807
Supplies and postage	183	187	575	524
Marketing and corporate relations	98	119	366	321
FDIC and regulatory	173	170	521	449
Merger related expenses	—	4,305	—	4,675
Intangible assets amortization	175	193	541	355
Foreclosed real estate (income) expenses	(27)	35	105	51
Other operating	1,104	1,006	3,389	2,970

Total Other Expenses	10,856	14,867	33,093	33,501

Income before Income Taxes	7,482	2,625	20,357	9,898

PROVISION FOR INCOME TAXES	1,443	713	3,898	2,627

Net Income	$6,039	$1,912	$16,459	$7,271

PER SHARE DATA
Basic earnings	$0.86	$0.27	$2.34	$1.14
Cash dividends declared	$0.23	$0.20	$0.66	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017

NET INCOME	$6,039	$1,912	$16,459	$7,271

OTHER COMPREHENSIVE (LOSS) INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(139), $28, $(742) and $159, respectively	(476)	54	(2,195)	306

Reclassification adjustment for net gains included in net income, net of income taxes of $7, $0, $10 and $0, respectively (A) (C)	24	—	34	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $29, $60, $87 and $178, respectively (B) (C)	100	109	300	329

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(352)	163	(1,861)	635

TOTAL COMPREHENSIVE INCOME	$5,687	$2,075	$14,598	$7,906

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2018 and 2017

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE — JANUARY 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061

Net income	—	—	—	7,271	—	7,271

Other comprehensive income, net of taxes	—	—	—	—	635	635

Common stock shares issued (949,314 shares)	2,373	—	26,505	—	—	28,878

Restricted stock grants (6,193 shares)	15	—	105	—	—	120

Restricted stock compensation expense	—	—	120	—	—	120

Cash dividends declared	—	—	—	(3,829)	—	(3,829)

BALANCE — SEPTEMBER 30, 2017	$17,705	$(728)	$37,671	$103,997	$(5,389)	$153,256

BALANCE — JANUARY 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966

Net income	—	—	—	16,459	—	16,459

Other comprehensive loss, net of taxes	—	—	—	—	(1,861)	(1,861)

Reclassification of certain income tax effects from AOCI (1)	—	—	—	82	(82)	—

Common stock shares issued (11,822 shares)	29	—	362	—	—	391

Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13

Restricted stock compensation expense	—	—	186	—	—	186

Cash dividends declared	—	—	—	(4,642)	—	(4,642)

BALANCE — SEPTEMBER 30, 2018	$17,762	$(728)	$38,321	$118,192	$(9,035)	$164,512

(1) In January 2018, the Corporation adopted ASU 2018-02, as a result, the Corporation made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,459	$7,271
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(404)	(398)
Loss (gain) on sales of foreclosed assets held for resale, including writedowns	1	(36)
Earnings on investment in bank-owned life insurance	(807)	(807)
Gain on sales or calls of securities	(44)	—
Loss on equity securities	50	—
Restricted stock compensation expense	186	120
Depreciation and amortization	2,122	1,622
Provision for loan losses	770	—
Net amortization of investment securities premiums	357	396
Increase in accrued interest receivable	(1,067)	(637)
Increase in accrued interest payable	243	235
Mortgage loans originated for sale	(25,244)	(21,344)
Proceeds from sales of loans originated for sale	26,272	21,639
Decrease in other assets	724	4,394
Decrease (increase) in deferred tax expense	398	(3,343)
Increase in other liabilities	1,471	843
Net Cash Provided by Operating Activities	21,487	9,955
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	11,307	8,148
Proceeds from maturities of investment securities available for sale	12,471	18,486
Proceeds from sales of investment securities available for sale	6,477	—
Purchase of investment securities available for sale	(27,746)	(12,144)
Redemption (purchase) of restricted investment in bank stocks	244	(136)
Net increase in loans	(29,843)	(63,636)
Purchase of bank-owned life insurance	(500)	—
Bank acquisition, net of cash acquired	—	6,444
Insurance book- acquisition	(600)	—
Capital expenditures	(904)	(1,087)
Proceeds from sales of premises and equipment	—	6
Proceeds from sales of foreclosed real estate	607	228
Net Cash Used in Investing Activities	(28,487)	(43,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	12,976	13,254
Net increase in time certificates of deposits and interest bearing deposits	35,775	37,677
Net increase (decrease) in short-term borrowings	1,617	(784)
Proceeds from long-term borrowings	9,716	24,600
Repayments on long-term borrowings	(19,591)	(7,000)
Dividends paid	(4,642)	(3,829)
Common stock issued	404	378
Net Cash Provided by Financing Activities	36,255	64,296

Net Increase in Cash and Cash Equivalents	29,255	30,560

CASH AND CASH EQUIVALENTS — BEGINNING	34,441	18,931

CASH AND CASH EQUIVALENTS — ENDING	$63,696	$49,491
Supplemental disclosures of cash flow information
Interest paid	$5,092	$3,510
Income taxes paid	$3,150	$2,850
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$235	$—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through twenty-two community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland, effective July 25, 2018.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2017 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 9, 2018. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2018, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

3.              Earnings Per Share and Restricted Stock Plan

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,033,437 and 6,383,149 weighted average shares of common stock outstanding for the nine months ended September 30, 2018 and 2017, respectively, and 7,038,768 and 7,004,346 for the three months ended September 30, 2018 and 2017, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The Corporation has a restricted stock plan available to selected employees and directors of the Corporation and the Bank to advance the best interests of the Corporation and its stockholders. The plan provides those persons who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation and the Bank. Plan expense is recognized over the vesting period of the stock issued under the plan. As of September 30, 2018, 26,045 shares were issued to employees under this plan, of which 19,485 were fully vested, no shares vested during the quarter, and the remaining 6,560 will vest over the next two years. $42,000 and $0 of compensation expenses related to the grants were recognized during the three months ended September 30, 2018 and 2017, respectively. $159,000 and $120,000 of compensation expenses related to the grants were recognized during the nine months ended September 30, 2018 and 2017, respectively.

4.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
In thousands	2018	2017	2018	2017
Service cost	$215	$210	$645	$630
Interest cost	274	284	822	852
Expected return on plan assets	(693)	(630)	(2,077)	(1,890)
Amortization of net loss	129	169	386	507

Net Periodic Benefit Expense	$(75)	$33	$(224)	$99

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2017, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2018. As of September 30, 2018, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 353 active, vested, terminated and retired persons in the plan.

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

The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,479,000 in standby letters of credit as of September 30, 2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2018, for guarantees under standby letters of credit issued is not material.

6.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — SEPTEMBER 30, 2018	$(3,199)	$(5,836)	$(9,035)
BALANCE — DECEMBER 31, 2017	$(957)	$(6,135)	$(7,092)
BALANCE — SEPTEMBER 30, 2017	$40	$(5,429)	$(5,389)

7.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2018 and 2017, is as follows:

In thousands	Banking	Insurance	Total
2018
Net interest income and other income from external customers	$50,015	$4,205	$54,220
Income before income taxes	19,146	1,211	20,357
Total assets	1,635,033	12,766	1,647,799
Capital expenditures	847	57	904

2017
Net interest income and other income from external customers	$39,536	$3,863	$43,399
Income before income taxes	9,099	799	9,898
Total assets	1,598,331	9,304	1,607,635
Capital expenditures	1,087	—	1,087

Segment information for the three month periods ended September 30, 2018 and 2017, is as follows:

In thousands	Banking	Insurance	Total
2018
Net interest income and other income from external customers	$17,235	$1,303	$18,538
Income before income taxes	7,115	367	7,482
Total assets	1,635,033	12,766	1,647,799
Capital expenditures	233	16	249

2017
Net interest income and other income from external customers	$16,321	$1,171	$17,492
Income before income taxes	2,424	201	2,625
Total assets	1,598,331	9,304	1,607,635
Capital expenditures	284	—	284

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

8.              Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss). As of January 1, 2018, equity securities with readily determined fair values are recorded at fair value with changes in fair value recognized in net income. Prior to 2018, fair value changes were reported, net of tax, in other comprehensive income (loss).

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

Amortized cost and fair value of securities at September 30, 2018, and December 31, 2017, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2018
U.S. Government and agencies	$125,594	$—	$3,518	$122,076
Mortgage-backed securities, residential	31,676	107	692	31,091
State and municipal	9,819	54	83	9,790
	$167,089	$161	$4,293	$162,957

DECEMBER 31, 2017
U.S. Government and agencies	$105,899	$2	$1,818	$104,083
Mortgage-backed securities, residential	34,473	461	101	34,833
State and municipal	13,227	109	42	13,294
Corporate bonds	5,000	57	—	5,057
CRA mutual fund	1,044	—	9	1,035
Stock in other banks	647	102	—	749
	$160,290	$731	$1,970	$159,051

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2018
U.S. Government and agencies	$12,000	$—	$117	$11,883
Mortgage-backed securities, residential	21,517	—	633	20,884
	$33,517	$—	$750	$32,767
DECEMBER 31, 2017
U.S. Government and agencies	$19,000	$2	$99	$18,903
Mortgage-backed securities, residential	25,829	55	238	25,646
	$44,829	$57	$337	$44,549

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2018
SEPTEMBER 30, 2018
Equity securities with a readily determinable fair value	$1,793	$31	$81	$1,743

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018, and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2018
U.S. Government and agencies	$44,842	$771	$76,734	$2,747	$121,576	$3,518
Mortgage-backed securities, residential	20,998	493	4,517	199	25,515	692
State and municipal	1,397	19	1,911	64	3,308	83
	$67,237	$1,283	$83,162	$3,010	$150,399	$4,293

DECEMBER 31, 2017
U.S. Government and agencies	$42,775	$445	$58,279	$1,373	$101,054	$1,818
Mortgage-backed securities, residential	7,228	56	2,845	45	10,073	101
State and municipal	1,042	8	1,950	34	2,992	42
CRA Mutual Fund	—	—	1,035	9	1,035	9
	$51,045	$509	$64,109	$1,461	$115,154	$1,970

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2018
U.S. Government and agencies	$2,955	$45	$8,928	$72	$11,883	$117
Mortgage-backed securities, residential	11,386	243	9,498	390	20,884	633
	$14,341	$288	$18,426	$462	$32,767	$750

DECEMBER 31, 2017
U.S. Government and agencies	$4,985	$15	$10,916	$84	$15,901	$99
Mortgage-backed securities, residential	4,946	29	11,070	209	16,016	238
	$9,931	$44	$21,986	$293	$31,917	$337

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2018, seventy-four available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 7% of amortized cost. Fifty of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2018, thirty-eight available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. Seven of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2018, twelve available for sale state and municipal securities had unrealized losses that individually did not exceed 6% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2018, seven held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Five of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2018, thirty-four held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. Thirteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2018, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2018, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$10,050	$10,013	$6,000	$5,980
Over 1 year through 5 years	121,477	118,020	6,000	5,903
Over 5 years through 10 years	3,886	3,833	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	31,676	31,091	21,517	20,884
	$167,089	$162,957	$33,517	$32,767

The Corporation realized $31,000 and $44,000 gross gains on sales of securities available for sale during the three and nine month periods ended September 30, 2018, respectively. The corporation did not realize any gross gains or losses on sales of securities during the three and nine month period ended September 30, 2017.

At September 30, 2018, and December 31, 2017, securities with a carrying value of $181,820,000 and $157,601,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2018, and December 31, 2017:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2018
Originated Loans
Commercial and industrial	$167,353	$3,094	$171	$—	$170,618
Commercial real estate	363,982	18,218	8,421	—	390,621
Commercial real estate construction	13,520	1,005	249	—	14,774
Residential mortgage	378,301	6,909	649	—	385,859
Home equity lines of credit	87,180	235	148	—	87,563
Consumer	14,337	—	—	—	14,337
Total Originated Loans	1,024,673	29,461	9,638	—	1,063,772
Acquired Loans
Commercial and industrial	5,336	123	(4)	—	5,455
Commercial real estate	120,035	8,616	3,562	—	132,213
Commercial real estate construction	3,223	723	—	—	3,946
Residential mortgage	42,522	2,293	2,861	—	47,676
Home equity lines of credit	18,635	88	393	—	19,116
Consumer	268	—	—	—	268
Total Acquired Loans	190,019	11,843	6,812	—	208,674
Total Loans
Commercial and industrial	172,689	3,217	167	—	176,073
Commercial real estate	484,017	26,834	11,983	—	522,834
Commercial real estate construction	16,743	1,728	249	—	18,720
Residential mortgage	420,823	9,202	3,510	—	433,535
Home equity lines of credit	105,815	323	541	—	106,679
Consumer	14,605	—	—	—	14,605
Total Loans	$1,214,692	$41,304	$16,450	$—	$1,272,446

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2017
Originated Loans
Commercial and industrial	$154,177	$3,466	$1,812	$—	$159,455
Commercial real estate	325,002	17,666	9,277	—	351,945
Commercial real estate construction	27,413	767	250	—	28,430
Residential mortgage	363,195	3,251	478	—	366,924
Home equity lines of credit	81,976	360	—	—	82,336
Consumer	14,454	—	—	—	14,454
Total Originated Loans	966,217	25,510	11,817	—	1,003,544
Acquired Loans
Commercial and industrial	6,120	244	10	—	6,374
Commercial real estate	124,852	12,734	3,228	—	140,814
Commercial real estate construction	6,742	388	—	—	7,130
Residential mortgage	52,959	2,762	3,248	—	58,969
Home equity lines of credit	24,990	88	378	—	25,456
Consumer	1,525	358	—	—	1,883
Total Acquired Loans	217,188	16,574	6,864	—	240,626
Total Loans
Commercial and industrial	160,297	3,710	1,822	—	165,829
Commercial real estate	449,854	30,400	12,505	—	492,759
Commercial real estate construction	34,155	1,155	250	—	35,560
Residential mortgage	416,154	6,013	3,726	—	425,893
Home equity lines of credit	106,966	448	378	—	107,792
Consumer	15,979	358	—	—	16,337
Total Loans	$1,183,405	$42,084	$18,681	$—	$1,244,170

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Nine Months Ended September 30, 2018
Balance at beginning of period	$1,234
Acquisitions of impaired loans	—
Reclassification from non-accretable differences	288
Accretion to loan interest income	(490)
Balance at end of period	$1,032

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

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2018, and December 31, 2017:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	7,188	7,188
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	533	533
Home equity lines of credit	148	148	148	—	—
	$148	$148	$148	$7,721	$7,721

DECEMBER 31, 2017
Commercial and industrial	$1,311	$1,311	$792	$188	$188
Commercial real estate	832	832	60	7,528	7,528
Commercial real estate construction	—	—	—	—	—
Residential mortgage	377	377	377	101	101
	$2,520	$2,520	$1,229	$7,817	$7,817

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2018 and 2017:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2018
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	7,215	36
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	317	—
Home equity lines of credit	74	—	—	—
	$74	$—	$7,532	$36

SEPTEMBER 30, 2017
Commercial and industrial	$1,360	$—	$734	$—
Commercial real estate	832	—	7,626	80
Commercial real estate construction	—	—	—	—
Residential mortgage	378	—	101	—
	$2,570	$—	$8,461	$80

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2018 and 2017:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2018
Commercial and industrial	$545	$—	$92	$44
Commercial real estate	—	—	7,525	118
Commercial real estate construction	—	—	—	—
Residential mortgage	94	—	209	—
Home equity lines of credit	37	—	—	—
	$676	$—	$7,826	$162

SEPTEMBER 30, 2017
Commercial and industrial	$1,152	$—	$934	$—
Commercial real estate	416	—	8,155	293
Commercial real estate construction	—	—	75	25
Residential mortgage	377	—	238	15
	$1,945	$—	$9,402	$333

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2018, and December 31, 2017, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	September 30, 2018	December 31, 2017
Commercial and industrial	$—	$1,499
Commercial real estate	3,281	4,378
Commercial real estate construction	—	—
Residential mortgage	533	478
Home equity lines of credit	148	—
	$3,962	$6,355

The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at September 30, 2018 and December 31, 2017, were $2,500,000 and $3,400,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at September 30, 2018 and December 31, 2017, which total $3,900,000 and $4,000,000, respectively. As of September 30, 2018 and 2017, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2018 and 2017. One troubled debt restructured loan paid off during 2018 in the amount of $832,000 and one paid off during 2017 in the amount of $283,000. All other troubled debt restructured loans were current as of September 30, 2018, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of September 30, 2018, no loans classified as a troubled debt restructured loan have active forbearance agreements. The forbearance agreements have expired or the loans have paid off.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2018 and 2017.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2018 and December 31, 2017, totaled $800,000 and $848,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2018, and December 31, 2017:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2018
Originated Loans
Commercial and industrial	$69	$—	$4	$73	$170,545	$170,618	$4
Commercial real estate	186	569	2,575	3,330	387,291	390,621	—
Commercial real estate construction	—	—	—	—	14,774	14,774	—
Residential mortgage	298	1,254	1,535	3,087	382,772	385,859	1,001
Home equity lines of credit	364	—	323	687	86,876	87,563	175
Consumer	51	24	33	108	14,229	14,337	33
Total originated loans	968	1,847	4,470	7,285	1,056,487	1,063,772	1,213
Acquired Loans
Commercial and industrial	—	—	—	—	5,455	5,455	—
Commercial real estate	218	—	857	1,075	131,138	132,213	857
Commercial real estate construction	—	—	77	77	3,869	3,946	77
Residential mortgage	16	3	125	144	47,532	47,676	125
Home equity lines of credit	641	63	70	774	18,342	19,116	70
Consumer	—	—	—	—	268	268	—
Total acquired loans	875	66	1,129	2,070	206,604	208,674	1,129
Total Loans
Commercial and industrial	69	—	4	73	176,000	176,073	4
Commercial real estate	404	569	3,432	4,405	518,429	522,834	857
Commercial real estate construction	—	—	77	77	18,643	18,720	77
Residential mortgage	314	1,257	1,660	3,231	430,304	433,535	1,126
Home equity lines of credit	1,005	63	393	1,461	105,218	106,679	245
Consumer	51	24	33	108	14,497	14,605	33
Total Loans	$1,843	$1,913	$5,599	$9,355	$1,263,091	$1,272,446	$2,342

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2017
Originated Loans
Commercial and industrial	$55	$76	$1,503	$1,634	$157,821	$159,455	$4
Commercial real estate	436	317	1,400	2,153	349,792	351,945	88
Commercial real estate construction	252	—	—	252	28,178	28,430	—
Residential mortgage	3,006	646	1,500	5,152	361,772	366,924	1,022
Home equity lines of credit	254	29	183	466	81,870	82,336	183
Consumer	72	26	3	101	14,353	14,454	3
Total originated loans	4,075	1,094	4,589	9,758	993,786	1,003,544	1,300
Acquired Loans
Commercial and industrial	83	—	—	83	6,291	6,374	—
Commercial real estate	916	—	—	916	139,898	140,814	—
Commercial real estate construction	—	—	—	—	7,130	7,130	—
Residential mortgage	930	304	137	1,371	57,598	58,969	137
Home equity lines of credit	83	—	70	153	25,303	25,456	70
Consumer	—	—	—	—	1,883	1,883	—
Total acquired loans	2,012	304	207	2,523	238,103	240,626	207
Total Loans
Commercial and industrial	138	76	1,503	1,717	164,112	165,829	4
Commercial real estate	1,352	317	1,400	3,069	489,690	492,759	88
Commercial real estate construction	252	—	—	252	35,308	35,560	—
Residential mortgage	3,936	950	1,637	6,523	419,370	425,893	1,159
Home equity lines of credit	337	29	253	619	107,173	107,792	253
Consumer	72	26	3	101	16,236	16,337	3
Total Loans	$6,087	$1,398	$4,796	$12,281	$1,231,889	$1,244,170	$1,507

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2018
Allowance for Loan Losses
Beginning balance - July 1, 2018	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143
Charge-offs	(33)	—	—	—	—	(29)	—	(62)
Recoveries	22	—	103	8	—	—	—	133
Provisions	185	123	(50)	(95)	131	(9)	(85)	200
Ending balance - September 30, 2018	$2,607	$5,844	$199	$2,753	$695	$635	$681	$13,414

Beginning balance - January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(911)	(33)	—	(489)	—	(66)	—	(1,499)
Recoveries	33	—	103	30	—	1	—	167
Provisions	266	649	(30)	(14)	83	(49)	(135)	770
Ending balance - September 30, 2018	$2,607	$5,844	$199	$2,753	$695	$635	$681	$13,414
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$148	$—	$—	$148
Ending balance: collectively evaluated for impairment	$2,607	$5,844	$199	$2,753	$547	$635	$681	$13,266

Loans Receivable
Ending balance	$176,073	$522,834	$18,720	$433,535	$106,679	$14,605	$—	$1,272,446
Ending balance: individually evaluated for impairment	$—	$7,188	$—	$533	$148	$—	$—	$7,869
Ending balance: collectively evaluated for impairment	$176,073	$515,646	$18,720	$433,002	$106,531	$14,605	$—	$1,264,577

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2017
Allowance for Loan Losses
Beginning Balance - July 1, 2017	$3,246	$5,210	$135	$3,368	$607	$815	$767	$14,148
Charge-offs	(60)	—	—	(15)	(9)	(18)	—	(102)
Recoveries	8	—	40	10	—	1	—	59
Provisions	73	195	(31)	(101)	29	12	(177)	—
Ending balance - September 30, 2017	$3,267	$5,405	$144	$3,262	$627	$810	$590	$14,105

Beginning Balance - January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(129)	—	—	(32)	(9)	(102)	—	(272)
Recoveries	17	61	40	52	—	13	—	183
Provisions	324	376	(43)	(236)	(12)	(24)	(385)	—
Ending balance - September 30, 2017	$3,267	$5,405	$144	$3,262	$627	$810	$590	$14,105
Ending balance: individually evaluated for impairment	$698	$117	$—	$377	$—	$—	$—	$1,192
Ending balance: collectively evaluated for impairment	$2,569	$5,288	$144	$2,885	$627	$810	$590	$12,913

Loans Receivable
Ending balance	$169,037	$483,673	$39,779	$421,732	$105,113	$17,036	$—	$1,236,370
Ending balance: individually evaluated for impairment	$1,743	$8,413	$—	$478	$—	$—	$—	$10,634
Ending balance: collectively evaluated for impairment	$167,294	$475,260	$39,779	$421,254	$105,113	$17,036	$—	$1,225,736

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2017
Allowance for Loan Losses
Ending balance	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Ending balance: individually evaluated for impairment	$792	$60	$—	$377	$—	$—	$—	$1,229
Ending balance: collectively evaluated for impairment	$2,427	$5,168	$126	$2,849	$612	$749	$816	$12,747

Loans Receivable
Ending balance	$165,829	$492,759	$35,560	$425,893	$107,792	$16,337	$—	$1,244,170
Ending balance: individually evaluated for impairment	$1,499	$8,360	$—	$478	$—	$—	$—	$10,337
Ending balance: collectively evaluated for impairment	$164,330	$484,399	$35,560	$425,415	$107,792	$16,337	$—	$1,233,833

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used, at September 30, 2018, and December 31, 2017, are as follows:

		September 30, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$122,076	$—	$122,076	$—
Mortgage-backed securities, residential		31,091	—	31,091	—
State and municipal		9,790	—	9,790	—
Total securities available for sale	Recurring	$162,957	$—	$162,957	$—
Equity securities with readily determinable fair values	Recurring	$1,743	$1,743	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,907	$—	$—	$3,907

		December 31, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$104,083	$—	$104,083	$—
Mortgage-backed securities, residential		34,833	—	34,833	—
State and municipal		13,294	—	13,294	—
Corporate bonds		5,057	—	5,057	—
CRA mutual fund		1,035	1,035	—	—
Stock in other banks		749	749	—	—
Total securities available for sale	Recurring	$159,051	$1,784	$157,267	$—
Collateral dependent impaired loans	Nonrecurring	$5,426	$—	$—	$5,426

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2018
Impaired loans	$3,907	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(28)%

December 31, 2017
Impaired loans	$5,426	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(36)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Corporation financial instruments at September 30, 2018, and December 31, 2017:

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

The following presents the carrying amount, exit pricing concept fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2018:

	September 30, 2018
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$18,145	$18,145	$7,981	$10,164	$—
Interest-bearing deposits in banks	45,551	45,551	45,551	—	—
Equity securities with readily determinable fair value	1,743	1,743	1,743	—	—
Investment securities available for sale	162,957	162,957	—	162,957	—
Investment securities held to maturity	33,517	32,767	—	32,767	—
Loans held for sale	1,112	1,112	—	1,112	—
Loans, less allowance for loan losses	1,259,032	1,218,667	—	—	1,218,667
Accrued interest receivable	4,737	4,737	—	4,737	—
Restricted investment in bank stocks	4,529	4,529	—	4,529	—

Financial liabilities:
Demand deposits and savings	984,704	984,704	—	984,704	—
Time deposits	362,539	357,603	—	357,603	—
Short-term borrowings	38,525	38,525	—	38,525	—
Long-term borrowings	79,725	79,383	—	79,383	—
Trust preferred subordinated debt	5,000	4,699	—	4,699	—
Accrued interest payable	1,406	1,406	—	1,406	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2017:

	December 31, 2017
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,304	$19,304	$8,313	$10,991	$—
Interest-bearing deposits in banks	15,137	15,137	15,137	—	—
Investment securities available for sale	159,051	159,051	1,784	157,267	—
Investment securities held to maturity	44,829	44,549	—	44,549	—
Loans held for sale	1,736	1,736	—	1,736	—
Loans, less allowance for loan losses	1,230,194	1,213,932	—	—	1,213,932
Accrued interest receivable	3,670	3,670	—	3,670	—
Restricted investment in bank stocks	4,773	4,773	—	4,773	—

Financial liabilities:
Demand deposits and savings	944,399	944,399	—	944,399	—
Time deposits	354,093	351,057	—	351,057	—
Short-term borrowings	36,908	36,908	—	36,908	—
Long-term borrowings	89,600	89,571	—	89,571	—
Trust preferred subordinated debt	5,000	4,692	—	4,692	—
Accrued interest payable	1,163	1,163	—	1,163	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2018, and December 31, 2017:

				Net Amounts	Gross Amounts Not Offset
			Gross	of Liabilities	in the Statements of
			Amounts	Presented in	Condition
In thousands		Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2018
Repurchase agreements
Commercial customers and government entities	(a)	$38,525	$—	$38,525	$(38,525)	$—	$—

December 31, 2017
Repurchase agreements
Commercial customers and government entities	(a)	$36,908	$—	$36,908	$(36,908)	$—	$—

(a) As of September 30, 2018, and December 31, 2017, the fair value of securities pledged in connection with repurchase agreements was $43,541,000 and $42,397,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2018:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$38,525	$—	$—	$—	$38,525
Total	$38,525	$—	$—	$—	$38,525

12.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	September 30, 2018	December 31, 2017
FHLB advances	$74,216	$85,000
Loan payable to local bank	4,509	4,600
Loan payable to local bank	1,000	—
Trust preferred subordinated debt	5,000	5,000
	$84,725	$94,600

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2018 to 2022 with a weighted average rate of 2.35%.

The loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate, 5.25% at September 30, 2018. Principal shall be payable when and in amounts demanded by the Bank. The line has an initial expiration date of May 1, 2019.

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

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$7,263	$6,514
New Windsor core deposit intangibles	2,418	539

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

14.       New Accounting Pronouncements

ASU 2016-02, ASU 2018-10 and ASU 2018-11

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. In this ASU, FASB corrects inconsistencies in the guidance and clarifies how to apply certain provisions of the leases standard. The amendment targets 16 issues:

•                  residual value guarantees;

•                  rate implicit in the lease;

•                  lessee reassessment of lease classification;

•                  lessor reassessment of lease term and purchase option;

•                  variable lease payments that depend on an index or a rate;

•                  investment tax credits;

•                  lease term and purchase option;

•                  transition guidance for amounts previously recognized in business combinations;

•                  recognition of certain transition adjustments in earnings rather than equity;

•                  transition guidance for leases previously classified as capital leases under Topic 840;

•                  transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840;

•                  transition guidance for sale and leaseback transactions;

•                  impairment of net investment in the lease;

•                  unguaranteed residual asset;

•                  effect of initial direct costs on rate implicit in the lease; and,

•                  failed sale and leaseback transaction.

The effective date and transition requirements are consistent with ASU 2016-02. For entities that have early adopted Topic 842 issued in ASU 2016-02, the amendments are effective upon issuance.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU provides an optional transition method for adopting the new leases guidance in Topic 842 that will eliminate comparative period reporting under the new guidance in the year of adoption. This option addresses preparer feedback about the related costs of presenting comparative periods under Topic 842. Under the optional transition method, only the most recent period presented will reflect the adoption of Topic 842 with a cumulative-effect adjustment to the opening balance of retained earnings, and the comparative prior periods will be reported under the previous guidance in Topic 840.

Also, the ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, Leases (Topic 842). The new practical expedient will allow lessors to elect, by class of underlying asset, to not separate nonlease components from the associated lease component when specified conditions are met. Examples of nonlease components include equipment maintenance services, common area maintenance services in real estate, or other goods or services provided to the lessee apart from the right to use the underlying asset.

The practical expedient must be applied consistently for all lease contracts.

The effective date and transition requirements for lessors electing the practical expedient for separating components of a contract are the same as the requirements for Topic 842 issued in ASU 2016-02. For entities that have early adopted Topic 842, the ASU provides specific transition guidance for lessors electing the practical expedient.

While the Corporation is currently evaluating the timing and impact of adopting ASU 2016-02, ASU 2018-10 and ASU 2018-11, the ultimate impact of adopting ASU 2016-02, ASU 2018-10 and ASU 2018-11 will depend on the Corporation’s lease portfolio as of the adoption date and interest rates at that time. The Corporation expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of committed lease payments as of the date of adoption. The effect on operations and capital adequacy is not expected to be material.

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

ASU 2018-09

In July 2018, the FASB issued ASU 2018-09, Codification Improvements.

The ASU contains various improvements to various topics in the codification, including clarification that an entity must disclose the required and actual amounts of regulatory capital for each measure of regulatory capital for which the entity must comply.

For year-end public business entities, the improvements are effective upon issuance, which was July 2018. The Corporation has evaluated the improvements of ASU 2018-09 and determined that the ASU will not impact its consolidated financial condition or results of operations since the Corporation already discloses capital requirements with the Management’s Discussion and Analysis section of the Form 10-Q.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.

This ASU removes, modifies, and adds to existing fair value measurement disclosure requirements. The following are removed:

•                  transfers between Level 1 and Level 2 of the fair value hierarchy;

•                  the policy for determining when transfers between any of the three levels have occurred; and,

•                  the valuation processes used for Level 3 measurements.

The following are modified:

•                  a clarification that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date.

The following are new:

•                  for public entities, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date; and,

•                  for public entities, the range and weighted average of significant unobservable inputs used for Level 3 measurements. For certain unobservable inputs, an option to disclose other quantitative information in place of the weighted average is available to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs.

The ASU is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods, which is first effective for calendar year entities in the March 31, 2020, interim financial statements. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date.

The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations.

ASU 2018-14

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.

The ASU removes the following disclosures:

•                  the amounts in accumulated other comprehensive income that the entity expects to recognize in net periodic benefit cost during the next fiscal year;

•                  the amount and timing of plan assets expected to be returned to the employer; and,

•                  certain related party disclosures.

The ASU clarifies the following disclosure requirements:

•                  the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets must be disclosed; and,

•                  the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets must be disclosed.

The ASU adds the following disclosure requirements:

•                  the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and,

•                  an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The ASU is effective for public business entities in fiscal years ending after December 15, 2020. Early adoption is permitted.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the new capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation’s market area; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2017. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the nine months ended September 30, 2018. ACNB plans on testing New Windsor goodwill during 2018. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight line method over estimated useful lives of ten years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2018, compared to Quarter ended September 30, 2017

Executive Summary

Net income for the three months ended September 30, 2018, was $6,039,000, compared to $1,912,000 for the same quarter in 2017, an increase of $4,127,000 or 215.8%. Basic earnings per share was $0.86 in 2018 and $0.27 in 2017. The higher net income in the third quarter of 2018 was primarily a result of merger expenses incurred in the third quarter of 2017, the additional revenue and cost efficiencies of the acquisition of New Windsor on July 1, 2017, as well as organic net revenue growth. In addition, net income was aided by a lower effective tax rate due to the Tax Cuts and Jobs Act effective on January 1, 2018. Net interest income for the quarter ended September 30, 2018 increased $851,000, or 6.3%, as increases in total interest income were greater than increases in total interest expense including net interest income earned on the acquired earning asset and paying liabilities acquired from New Windsor. Provision for loan losses was $200,000 for the quarter ended September 30, 2018, compared to $0 for the same quarter in 2017, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.05% at September 30, 2018. Other income increased $195,000, or 5.0%, due in part to increases from the New Windsor sources (brokerage, investment, and trust) and insurance agency revenue. Other expenses decreased $4,011,000, or 27.0%, due to $4,305,000 in merger-related expenses incurred in the third quarter 2017; otherwise increased expenses included technology costs and expenses related to the operation of the new southern market, NWSB Bank, A Division of ACNB Bank.

Net Interest Income

Net interest income totaled $14,413,000 for the three months ended September 30, 2018, compared to $13,562,000 for the same period in 2017, an increase of $851,000, or 6.3%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $1,173,000, or 7.8%, due to a 1.6% increase in average earning asset volume from organic growth and increased rates due to market increases and due to purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth. Increased lending, average volume was up 0.6%, was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to higher yields although the difference between longer term rates and shorter term rates is compressed. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates.

In this manner, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates in recent years. Interest income increased on investment securities due to higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2018; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the third quarter of 2018, several of the core deposit rates continued at rate levels in response to continued low rates on earning assets. Interest expense increased $322,000, or 20.8%, due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs in conjunction with the Federal Reserve FOMC raising short-term rates starting in mid-December 2015 and continuing through 2018. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and filed with the SEC on March 9, 2018. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the third quarter of 2018 was 3.64% compared to 3.50% during the same period in 2017. Also comparing the third quarter of 2018 to 2017, the yield on interest earning assets increased by 0.24% and the cost of interest bearing liabilities increased by 0.10%. The net interest margin was 3.78% for the third quarter of 2018 and 3.62% for the third quarter of 2017. The net interest margin increase was partly a result of purchase accounting adjustments which added 16 basis points, and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,512,000,000 during the third quarter of 2018, an increase of $24,000,000 from the average for the third quarter of 2017. Average interest bearing liabilities were $1,172,000,000 in the third quarter of 2018, an increase of $19,000,000 from the same period in 2017. Non-interest demand deposits increased $13,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $200,000 in the third quarter of 2018 and $0 in the third quarter of 2017. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor loans, total impaired loans at September 30, 2018 were 24.0% lower compared to December 31, 2017. Nonaccrual loans decreased by 37.7%, or $2,393,000, since December 31, 2017; all substandard loans decreased by 11.9% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2018 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2018, the Corporation had a net recovery of $71,000, as compared to net charge-offs of $43,000 for the third quarter of 2017.

Other Income

Total other income was $4,125,000 for the three months ended September 30, 2018, up $195,000, or 5.0%, from the third quarter of 2017. Fees from deposit accounts decreased by $31,000, or 3.6%, due to variations in volume. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $119,000 or 24.3%, to $609,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified.

A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $632,000 for the three months ended September 30, 2018, as compared to $489,000 for the third quarter of 2017, a 29.2% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and higher fees on brokerage relationships brought over in the New Windsor acquisition. Earnings on bank-owned life insurance decreased by $7,000, or 2.5%, as a result of varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $137,000, or 10.4%, to $1,450,000 during the period due to higher direct bill volume. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There was a $31,000 net gain on sales of securities during the third quarter of 2018 and no gains or losses on sales of securities during the third quarter of 2017. A $23,000 net loss was recognized on local bank and CRA-related equity securities during the third quarter of 2018 due to the adoption of ASU 2016-01 on January 1, 2018. Other income in the three months ended September 30, 2018, was down by $174,000, or 35.4%, to $318,000 due to lower sales of residential mortgages and the timing of an annual printed check incentive receipt, partially offset by various other fee income increases, mostly volume related.

Other Expenses

Other expenses for the quarter ended September 30, 2018 were $10,856,000, a decrease of $4,011,000 or 27.0%. Acquisition and integration costs related to the New Windsor acquisition totaled $0 for the third quarter of 2018 compared to $4,305,000 for the third quarter of 2017. Merger expenses in all of 2017 included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB’s, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability, ongoing system integrity and realization of cost reductions.

The largest component of other expenses is salaries and employee benefits, which decreased by $155,000, or 2.3%, when comparing the third quarter of 2018 to the same period a year ago. Overall, the decrease in salaries and employee benefits was the result of increases and decreases as follows:

•                  turnover and delays in replacing customer-facing staff due to a competitive labor market;

•                  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•                  normal merit increases to employees and associated payroll taxes;

•                  varying performance-based commissions and incentives;

•                  efficiencies garnered in actively managing employee benefit plan costs, including health insurance;

•                  varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was down by $108,000, or (327.3)%, when comparing the three months ended September 30, 2018, to the three months ended September 30, 2017, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $23,000, or 3.4%, mostly due higher net lease expense and depreciation. Equipment expense increased by $237,000, or 22.8%, due to cost of instituting technologies for upcoming accounting-related changes as well as ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. In addition, debit card processing increased due to more volume.

Professional services expense totaled $371,000 during the third quarter of 2018, as compared to $224,000 for the same period in 2017, a change of $147,000, or 65.6%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $98,000 for the third quarter of 2018, or 17.6% lower, as compared to the same period of 2017. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $27,000 and $35,000 for the three months ended September 30, 2018 and 2017, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The lower expense in 2018 was related to a better final disposition recovery on one property. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2018 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $46,000, or 23.4%, comparing the three months ended September 30, 2018 and 2017, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals and the level of the stockholders’ equity base that increased with the New Windsor merger. Supplies and postage expense decreased by 2.1% due to variation in timing of sporadic refills. FDIC and regulatory expense increased 1.8% based on higher net asset base offset by FDIC rate decreases and state regulatory rate increases. Intangible amortization decreased 9.3% due to fully amortized insurance books of business. Other operating expenses increased by $98,000, or 9.7%, in the third quarter of 2018, as compared to the third quarter of 2017. Increases included increases for increased insurance, retail product improvement and corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $19,000 to other expenses in the third quarter of 2018 compared to $11,000 in the third quarter of 2017. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,443,000, or 19.3% of pretax income, during the third quarter of 2018, as compared to $713,000, or 27.2% of pretax income, during the same period in 2017. The variances from the federal statutory rate of 21% and 35% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, 2018 includes Maryland corporation income taxes. Low-income housing tax credits were $72,000 for the three months ended September 30, 2018 and 2017, respectively.

Nine Months ended September 30, 2018, compared to Nine Months ended September 30, 2017

Executive Summary

Net income for the nine months ended September 30, 2018, was $16,459,000, compared to $7,271,000 for the same nine months in 2017, an increase of $9,188,000 or 126.4%. Basic earnings per share was $2.34 in 2018 and $1.14 in 2017. The higher net income was a result of the additional revenues and cost efficiencies of the acquisition of New Windsor on July 1, 2017, as well as organic net revenue growth. In addition, net income was aided by a lower effective tax rate due to the Tax Cuts and Jobs Act effective on January 1, 2018.

Net interest income for the nine months ended September 30, 2018 increased $9,207,000, or 28.0%, as increases in total interest income were greater than increases in total interest expense including net interest income earned on the acquired earning asset and paying liabilities acquired from New Windsor. Provision for loan losses was $770,000 for the nine months ended September 30, 2018, compared to $0 for the same nine months in 2017, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.05% at September 30, 2018. Other income increased $1,614,000, or 15.3%, due in part to increases from the New Windsor sources, primarily deposit fees along with insurance commissions and trust fee increases. Other expenses decreased $408,000, or 1.2%, due to $4,675,000 merger-related expenses incurred in 2017 mostly offset by higher expenses related to the operation of the new southern market, NWSB Bank, A Division of ACNB Bank along with increasing technology and corporate governance costs.

Net Interest Income

Net interest income totaled $42,066,000 for the nine months ended September 30, 2018, compared to $32,859,000 for the same period in 2017, an increase of $9,207,000, or 28.0%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $10,797,000, or 29.5%, due to a 20.1% increase in average earning asset volume from organic growth and the July 1, 2017, addition of New Windsor assets and increased rates based on purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth and the addition of New Windsor deposits. Increased lending was a result of the New Windsor acquisition and a concerted effort by management to offset the recent years’ trend of interest income decreases due to the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to somewhat higher yields although the difference between longer term rates and shorter term rates is compressed. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new lower rates in recent years. Interest income increased on investment securities with the investments acquired from New Windsor and due to higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first nine months of 2018; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that can reduce new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the first nine months of 2018, several of the core deposit rates continued at appropriate rates in response to continued low rates on earning assets. Interest expense increased $1,590,000, or 42.5%, due to increased volume for the New Windsor acquired deposits and due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs in conjunction with the Federal Reserve FOMC raising short-term rates starting in mid-December 2015 and continuing into 2018. For more information about interest rate risk, please refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and filed with the SEC on March 9, 2018. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first nine months of 2018 was 3.65% compared to 3.45% during the same period in 2017. Also comparing the first nine months of 2018 to 2017, the yield on interest earning assets increased by 0.31% and the cost of interest bearing liabilities increased by 0.11%. The net interest margin was 3.78% for the first nine months of 2018 and 3.55% for the first nine months of 2017. The net interest margin increase was mainly a result of purchase accounting adjustments which added 19 basis points and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,488,000,000 during the first nine months of 2018, an increase of $249,000,000 from the average for the first nine months of 2017. Average interest bearing liabilities were $1,161,000,000 in the first nine months of 2018, an increase of $166,000,000 from the same period in 2017. Non-interest demand deposits increased $75,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $770,000 in the first nine months of 2018 and $0 in the first nine months of 2017. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation.

The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor loans, total impaired loans at September 30, 2018 were 24.0% lower compared to December 31, 2017. Nonaccrual loans decreased by 37.7%, or $2,393,000, since December 31, 2017; all substandard loans decreased by 11.9% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2018 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2018, the Corporation had net charge-offs of $1,332,000, as compared to net charge-offs of $89,000 for the first nine months of 2017.

Other Income

Total other income was $12,154,000 for the nine months ended September 30, 2018, up $1,614,000, or 15.3%, from the first nine months of 2017. Fees from deposit accounts increased by $408,000, or 19.8%, due to variations in volume from organic growth and the New Windsor acquisition. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $524,000 or 42.6%, to $1,753,000 due to variations in volume and mix including volume from New Windsor customers. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,762,000 for the nine months ended September 30, 2018, as compared to $1,409,000 for the first nine months of 2017, a 25.1% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and fees on brokerage relationships brought over in the New Windsor acquisition. Earnings on bank-owned life insurance decreased by $0, or 0.0%, as a result of offsetting crediting rates and volume, an additional $52,000 was received on a death claim. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $327,000, or 8.1%, to $4,358,000 during the period due to higher contingent commission and direct bill commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Heightened pressure on commissions is expected to continue in this business line from insurance company actions to lower commissions. There was $44,000 in gains on odd lot sale of MBS security tails and a corporate bond during the first nine months of 2018 and no gains or losses on sales of securities during the first nine months of 2017, however a $50,000 net loss was recognized on local bank and CRA-related equity securities since the adoption of ASU 2016-01 on January 1, 2018. Other income in the nine months ended September 30, 2018, was down by $44,000, or 4.4%, to $963,000 due to higher sales of residential mortgages offset by the timing of an annual printed check incentive receipt.

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

The testing for potential impairment involves methods that include both current and projected income amounts, and RIG’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG’s goodwill, including the testing at October 1, 2017. However, declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation has not identified any such events, and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor for impairment during the nine months ended June 30, 2018. ACNB plans on testing New Windsor goodwill during 2018. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

Other expenses for the nine months ended September 30, 2018 were $33,093,000, a decrease of $408,000 or 1.2%. Acquisition and integration costs related to the New Windsor acquisition totaled $0 for the first nine months of 2018 compared to $4,675,000 for the first nine months of 2017. Merger expenses in all of 2017 included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB’s, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability, ongoing system integrity, and realization of cost reductions.

The largest component of other expenses is salaries and employee benefits, which increased by $1,473,000, or 8.0%, when comparing the first nine months of 2018 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of:

•                  retaining customer-facing staff in a competitive labor market;

•                  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•                  normal merit increases to employees and associated payroll taxes;

•                  varying performance-based commissions and incentives;

•                  higher employee benefit plan costs, including health insurance;

•                  increases related to 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was down by $323,000, or (326.3)%, when comparing the nine months ended September 30, 2018, to the nine months ended September 30, 2017, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $489,000, or 28.6%, mostly due to seven more offices from the New Windsor acquisition. Equipment expense increased by $1,093,000, or 41.0% due to instituting technologies for upcoming accounting-related changes as well as ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. In addition, debit card processing increased due to more volume.

Professional services, not including merger expense, totaled $1,084,000 during the first nine months of 2018, as compared to $807,000 for the same period in 2017, an increase of $277,000, or 34.3%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $366,000 for the first nine months of 2018, or 14.0% higher, as compared to the same period of 2017. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $105,000 and $51,000 for the nine months ended September 30, 2018 and 2017, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher expense in 2018 is related to properties with high remediation and carrying costs. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2018 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $108,000, or 18.8%, comparing the nine months ended September 30, 2018 and 2017, due to 2017 recoveries on a sales tax challenge received partially offsetting higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government budget proposals. Supplies and postage expense increased by 9.7% due to variation in timing of sporadic refills and increased New Windsor volume. FDIC and regulatory expense increased 16.0% based on higher net asset base offset by FDIC rate decreases and state regulatory rate increases. Intangible amortization increased 52.4% due to amortization of core deposit intangible from the New Windsor acquisition. Other operating expenses increased by $419,000, or 14.1%, in the first nine months of 2018, as compared to the first nine months of 2017. Increases included increases for electronic delivery and telecommunications for the expanded New Windsor customer base and offices and increased corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts resulting from various merchant database breaches and other third-party fraudulent use, added approximately $90,000 to other expenses in the first nine months of 2018 compared to $70,000 in the first nine months of 2017. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $3,898,000, or 19.1% of pretax income, during the first nine months of 2018, as compared to $2,627,000, or 26.5% of pretax income, during the same period in 2017. A change of tax law statutory rates under the Tax Cuts and Jobs Act lowered the effective tax rate. The variances from the federal statutory rate of 21% and 35% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, 2018 includes Maryland corporation income taxes. Low-income housing tax credits were $215,000 for the nine months ended September 30, 2018 and 2017, respectively.

FINANCIAL CONDITION

Assets totaled $1,647,799,000 at September 30, 2018, compared to $1,595,432,000 at December 31, 2017, and $1,607,635,000 at September 30, 2017. Average earning assets during the nine months ended September 30, 2018, increased to $1,487,560,000 from $1,262,000,000 during the same period in 2017. Average interest bearing liabilities increased in 2018 to $1,160,675,000 from $1,002,000,000 in 2017, while average non-interest bearing deposits increased by $74,730,000.

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

At September 30, 2018, the securities balance included a net unrealized loss on available for sale securities of $3,199,000, net of taxes, on amortized cost of $167,089,000 versus a net unrealized loss of $957,000, net of taxes, on amortized cost of $160,290,000 at December 31, 2017, and a net unrealized gain of $40,000, net of taxes, on amortized cost of $158,330,000 at September 30, 2017. The change in fair value of available for sale securities during 2018 was a result of the securities acquired from New Windsor and the higher amount of investments in the available for sale portfolio, offset by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through 2018 that has caused the U.S. Treasury yield curve to increase in the time relevant to the investment securities in the Corporation’s portfolio as of September 30, 2018. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in all periods presented and such volatility will continue.

At September 30, 2018, the securities balance included held to maturity securities with an amortized cost of $33,517,000 and a fair value of $32,767,000, as compared to an amortized cost of $44,829,000 and a fair value of $44,549,000 at December 31, 2017, and an amortized cost of $47,369,000 and a fair value of $47,373,000 at September 30, 2017. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

Loans

Loans outstanding increased by $36,076,000, or 2.9%, from September 30, 2017, to September 30, 2018, and increased by $28,276,000, or 2.3%, from December 31, 2017, to September 30, 2018. The low growth year to date is attributable to intense competition and early payoffs. The year over year increase in loan volume was primarily from the fair value acquired from New Windsor of $263,450,000 at July 1, 2017 and the balance was a net increase of new loans net of payoff and paydowns.

These results came from the determined efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As a normal course of business, more payoffs are anticipated in the remainder of 2018 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first nine months of 2018, total commercial purpose loans slightly increased while local market portfolio residential mortgages increased but to a lesser extent. Total commercial purpose segments increased $23,479,000, or 3.4%, as compared to December 31, 2017. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $89,119,000 at September 30, 2018, an increase of 1% from $88,484,000 held at the end of 2017 as these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $6,529,000, or 1.2%, as compared to December 31, 2017. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $540,214,000 total in residential mortgage loans at September 30, 2018, $142,320,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 1.1% of the portfolio, with automobile-secured loans representing 0.0% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $278,767,000, or 21.9% of total loans, at September 30, 2018. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2018 and the resulting allowance at September 30, 2018, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2017 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2018. The amount of unallocated portion of the allowance was decreased at September 30, 2018 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date September 30, 2018 and 2017, was $770,000 and $0, respectively. More specifically, even though total loans increased and the provision expense increased, the allowance for loan losses was derived with data that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at September 30, 2018, was $13,414,000, or 1.05% of loans, as compared to $14,105,000, or 1.14% of loans, at September 30, 2017, and $13,976,000, or 1.12% of loans, at December 31, 2017. The decrease from prior periods resulted from charge-offs exceeding recoveries and provisions, as shown in the table below. In the following discussion, acquired loans from New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017
Beginning balance - January 1	$13,976	$14,194	$14,194
Provisions charged to operations	770	—	—
Recoveries on charged-off loans	167	243	183
Loans charged-off	(1,499)	(461)	(272)
Ending balance	$13,414	$13,976	$14,105

Loans past due 90 days and still accruing were $2,342,000 and nonaccrual loans were $3,962,000 as of September 30, 2018. $2,527,000 of the nonaccrual balance at September 30, 2018, were in troubled debt restructured loans. $3,907,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,626,000 at September 30, 2017, while nonaccruals were $6,695,000. $3,434,000 of the nonaccrual balance at September 30, 2017, was in troubled debt restructured loans. $3,939,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,507,000 at December 31, 2017, while nonaccruals were $6,355,000. $3,405,000 of the nonaccrual balance at December 31, 2017, were in troubled debt restructured loans. $3,982,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at September 30, 2018, September 30, 2017, and December 31, 2017, were approximately $1,406,000, $8,029,000 and $1,064,000, respectively.

The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the third quarter of 2018, a $200,000 provision addition to the allowance was necessary due to the level of charge-offs making the total provision for the year to date of $770,000. As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2018, as compared to December 31, 2017, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2018
Owner occupied commercial real estate	7	$3,281	$—	$33	In market	1995 - 2012
Investment/rental residential real estate	1	533	—	376	In market	2003 - 2011
Commercial and industrial	—	—	—	809	In market	2006 - 2015
Total	8	$3,814	$—	$1,218

December 31, 2017
Owner occupied commercial real estate	9	4,378	60	—	In market	1995 - 2012
Investment/rental residential real estate	2	478	377	—	In market	2003 - 2011
Commercial and industrial	3	1,499	792	—	In market	2006 - 2015
Total	14	$6,355	$1,229	$—

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

Owner occupied commercial real estate and construction at September 30, 2018, includes seven unrelated loan relationships, all of which, except for a $2,256,000 loan relationship for a retreat property, have balances of less than $431,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017 and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. Another property added in the second quarter of 2017 is an $832,000 loan with modified terms and conditions originated in 2011 secured by a tourism related lodging real estate that was assigned $60,000 in specific allocation based on a sales contract. The property was sold in 2018 at a smaller loss. A third property added in the second quarter 2017 was a $597,000 loan relationship ($444,000 in commercial and industrial and $153,000 in owner occupied commercial real estate) with normal terms and conditions secured by a construction business assets that was charged off in 2018 with a $367,000 loss. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at September 30, 2018, includes one loan relationships totaling $533,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One loan with multiple separate rental houses was added in the second quarter of 2016 and the $376,000 specific loss allocation was charged off in 2018. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing.

All impaired commercial and industrial loans at September 30, 2018 were settled, one participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that has a balance of $0 after $1,717,000 in principal payments since it was moved to nonaccrual in the third quarter of 2014 after becoming delinquent. An unrelated $868,000 commercial loan relationship to finance a subcontract and change orders was moved to nonaccrual in the fourth quarter of 2016 with a $517,000 specific allocation when part of the amount due to the subcontractor to perform on the loan was in dispute with the contractor and continues to be litigated.

The loan was settled in the second quarter of 2018 with a $442,000 charge off.

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

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $53,000 was recognized in the first nine months of 2018. A reduction of lease expense of $53,000 was recognized in the first nine months of 2017. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $63,000 for one property and borrower at September 30, 2018, compared to $436,000 for three unrelated properties and borrowers at December 31, 2017. The decrease in the carrying value was due to the properties sold in 2018. All properties are being actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2018; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,347,243,000 as of September 30, 2018. Deposits increased by $35,359,000, or 2.7%, from September 30, 2017, to September 30, 2018, and increased by $48,751,000, or 3.8%, from December 31, 2017, to September 30, 2018. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2018, short-term borrowings were $38,525,000, as compared to $36,908,000 at December 31, 2017, and $33,806,000 at September 30, 2017. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2017, repurchase agreement balances were up $1,617,000, or 4.4%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2018, December 31, 2017, and September 30, 2017.

Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of New Windsor. Long-term borrowings totaled $84,725,000 at September 30, 2018, versus $94,600,000 at December 31, 2017, and $96,850,000 at September 30, 2017. The Corporation decreased long-term borrowings 12.5% from September 30, 2017. A $4.6 million borrowing from a local bank was made to fund cash payment to shareholders of the New Windsor acquisition and Russell Insurance Group, Inc. borrowed $1,000,000 from a local bank at the end of the third quarter 2018 to fund an impending book of business purchase. $11.0 million was the net decrease to FHLB borrowings to balance loan demand and deposit growth. Laddered FHLB fixed-rate term advances were taken in 2018 to mature from 2021 to 2022 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $164,512,000 at September 30, 2018, compared to $153,966,000 at December 31, 2017, and $153,256,000 at September 30, 2017. Stockholders’ equity increased in the first nine months of 2018 by $10,546,000 due to $11,899,000 in earnings retained in capital.

The acquisition of New Windsor resulted in 938,360 new ACNB shares issued to the New Windsor shareholders valued at $28,620,000 in 2017.

A $1,943,000 increase in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2018, ACNB earned $16,459,000 and paid dividends of $4,642,000 for a dividend payout ratio of 28.2%. During the first nine months of 2017, ACNB earned $7,271,000 and paid dividends of $3,829,000 for a dividend payout ratio of 52.7%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2018, 11,822 shares were issued under this plan with proceeds in the amount of $391,000. Year-to-date September 30, 2017, 10,954 shares were issued under this plan with proceeds in the amount of $258,000. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2018, and December 31, 2017, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes.

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

The Corporation calculated regulatory ratios as of September 30, 2018, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

The banking subsidiary’s capital ratios are as follows:

	September 30, 2018	December 31, 2017	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.29%	8.70%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	12.75%	12.34%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.75%	12.34%	8.00%
Total risk-based capital ratio	13.90%	13.58%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2018, ACNB’s banking subsidiary had a borrowing capacity of approximately $678,883,000 from the FHLB, of which $582,427,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $413,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $38,525,000 and $36,908,000 at September 30, 2018, and December 31, 2017, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2018, the Corporation had unfunded outstanding commitments to extend credit of approximately $289,190,000 and outstanding standby letters of credit of approximately $4,479,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2018, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended September 30, 2018. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2018, there were 26,045 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The maximum number of shares that may yet be granted under the restricted stock plan is 173,955. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2018, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2018, there were 149,476 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

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

Exhibit 10.3

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

Exhibit 10.5

ACNB Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

Exhibit 10.6

Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 4, 2012.)

Exhibit 10.7

Amended and Restated Employment Agreement between ACNB Corporation, Adams County National Bank and Thomas A. Ritter dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.8

Amended and Restated Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.9

Employment Agreement between ACNB Corporation, Russell Insurance Group, Inc. and Frank C. Russell, Jr. dated as of January 13, 2011. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 19, 2011.)

Exhibit 10.10

Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2009.)

Exhibit 10.11	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.12

Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.13

Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.14

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

Exhibit 10.18

ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

Exhibit 10.19

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 22, 2015. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 25, 2015.)

Exhibit 10.20

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 15, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2016.)

Exhibit 10.21

First Amendment to the Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.22

First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and David W. Cathell dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.23

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 15, 2017. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2017.)

Exhibit 10.24

Employment Agreement by and between ACNB Bank and Douglas A. Seibel dated as of November 15, 2016. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

Exhibit 10.25	Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and James P. Helt dated as of August 14, 2018.

Exhibit 11	Statement re Computation of Earnings. (Incorporated by reference to page 11 of this Form 10-Q.)

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

ACNB CORPORATION (Registrant)

Date:	November 2, 2018	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)