Form 10-K
period 2018-12-31
ACNB CORP
filed 2019-03-08
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2018
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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2018, was approximately $232,057,049.

         The number of shares of the registrant's common stock outstanding on March 8, 2019, was 7,046,020.

         Documents Incorporated by Reference

         Portions of the registrant's 2019 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation's market area; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation's brand and protect the Corporation's intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and Russell Insurance Group, Inc. (RIG), Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 22 community banking offices located in the four southcentral Pennsylvania counties of Adams, Cumberland, Franklin and York and via NWSB Bank, a division of ACNB Bank, and its seven community banking offices located in Carroll County, Maryland. There are also loan production offices located in York, York County, Pennsylvania, and Hunt Valley, Baltimore County, Maryland. RIG, the Corporation's insurance subsidiary, offers a broad range of commercial and personal insurance lines through offices in Westminster, Carroll County; Germantown, Montgomery County; and Jarrettsville, Harford County, Maryland.

        ACNB Corporation was formed in 1982, then became the bank holding company for Adams County National Bank (now ACNB Bank) in 1983. The Corporation purchased RIG, its insurance subsidiary, in 2005. And, effective July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland.

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

New Windsor Bancorp, Inc. Acquisition

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor), a bank holding company based in Taneytown, Maryland. In addition, New Windsor State Bank, a Maryland state-chartered bank and New Windsor's wholly-owned subsidiary, merged with and into ACNB Bank. The acquisition was valued at $33.3 million and resulted in ACNB issuing $4.5 million in cash and 938,360 shares of common stock to New Windsor shareholders.

BANKING SUBSIDIARY

ACNB Bank

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area's economy. At December 31, 2018, ACNB Bank had total assets of $1,634,000,000, total gross loans of $1,302,000,000, total deposits of $1,356,000,000, and total equity capital of $157,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.

        The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2018, the Bank has 13 community banking offices in Adams County, five community banking offices in York County, one community banking office in Cumberland County, and two community banking offices in Franklin County. There is also a loan production office in York County, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland. In Maryland, ACNB Bank operates seven community banking offices in Carroll County branded as NWSB Bank, a division of ACNB Bank. The Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, ACNB Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $232,000,000 at December 31, 2018.

        In addition to ACNB Bank Trust & Investment Services, under the umbrella of ACNB Wealth Management, ACNB offers retail brokerage services through a third-party provider as a result of the acquisition of New Windsor State Bank effective July 1, 2017. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2018, total assets under management with the broker/dealer were $110,000,000.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        ACNB Corporation's wholly-owned subsidiary, Russell Insurance Group, Inc. (RIG), is a full-service insurance agency that offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients with licenses in 44 states. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. RIG operates additional locations in Germantown, Maryland, and Jarrettsville, Maryland. Total assets of RIG as of December 31, 2018, were $12,974,000.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of

Franklin County, Pennsylvania, and all of Carroll County, Maryland. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank's market recently, and historically, have been better than those for Pennsylvania and the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate averaged 3.32% in the subsidiary bank's five-county marketplace, while it was 4.20% overall in Pennsylvania and 3.90% in the United States.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, thrifts, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the internet. There are 93 publicly-traded banks in Pennsylvania and Maryland, 23 have greater market share than ACNB. In addition, there are 15 thrift institutions and numerous credit unions in Pennsylvania and Maryland, some with greater market share.

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

        USA PATRIOT ACT OF 2001 (USA PATRIOT Act)—In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

        The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Effective May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation's banking subsidiary has a BSA and USA PATRIOT Act compliance program commensurate with its risk profile and appetite.

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

  •
  Investment Portfolio

  •
  Loan Maturity and Interest Rate Sensitivity

  •
  Loan Portfolio

  •
  Allocation of Allowance for Loan Losses

  •
  Deposits

  •
  Short-Term Borrowings

AVAILABLE INFORMATION

        The Corporation's reports, proxy statements, and other information are available for inspection and copying at the SEC Office of Investor Education and Advocacy at 100 F Street, NE, Washington, DC 20549, at prescribed rates. The public may obtain information from the Office of Investor Education and Advocacy by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is https://www.sec.gov.

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

EMPLOYEES

        As of December 31, 2018, ACNB had 361 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2018, approximately 57% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

CHANGES IN CONTROL OF THE UNITED STATES GOVERNMENT AND ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT THE CORPORATION.

        Changes in elected officials in the federal government could result in significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact the Corporation's business, financial condition, and results of operations. In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch, and a downgrade of the Unites States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB's financial condition and results of operations.

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

FEDERAL INCOME TAX REFORM COULD HAVE UNFORESEEN EFFECTS ON ACNB'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the "Tax Cuts and Jobs Act". The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The long-term intended and unintended consequences of the Tax Cuts and Jobs Act on the Corporation's business and on holders of ACNB common shares is uncertain and could be adverse. ACNB anticipates that the impact of the Tax Cuts and Jobs Act may be material to its business, financial condition, and results of operations.

THE INCREASING USE OF SOCIAL MEDIA PLATFORMS PRESENTS NEW RISKS AND CHALLENGES AND THE INABILITY OR FAILURE TO RECOGNIZE, RESPOND TO, AND EFFECTIVELY MANAGE THE ACCELERATED IMPACT OF SOCIAL MEDIA COULD MATERIALLY ADVERSELY IMPACT ACNB'S BUSINESS.

        There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to ACNB's business. Consumers value readily-available information concerning businesses and their goods and services, and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to ACNB's interests and/or may be inaccurate. The dissemination of information online could harm ACNB's business, prospects, financial condition, and results of operations, regardless of the information's accuracy. The harm may be immediate without affording ACNB an opportunity for redress or correction.

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

        A new accounting standard will result in a significant change in how ACNB recognizes credit losses and may have a material impact on ACNB' s financial condition or results of operations.

        In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss (CECL) model. Under the CECL model, ACNB will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current generally accepted accounting principles (GAAP), which delays recognition until it is probable a loss has been incurred. Accordingly, ACNB expects that the adoption of the CECL model will materially affect how ACNB determines the allowance for loan losses and could require ACNB to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of ACNB's allowance for loan losses. If ACNB is required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect ACNB's business, financial condition and results of operations.

        The new CECL standard will become effective for ACNB on January 1, 2020 and for interim periods within that year. ACNB is currently evaluating the impact the CECL model will have on the accounting, but ACNB expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. ACNB cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on ACNB's business, financial condition and results of operations.

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

POTENTIAL ACQUISITIONS MAY DISRUPT THE ACNB'S BUSINESS AND DILUTE SHAREHOLDER VALUE.

        ACNB regularly evaluates opportunities to acquire and invest in banks and in other complementary businesses. As a result, ACNB may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on ACNB's operating results and financial condition, including short- and long-term liquidity and capital structure. ACNB's acquisition activities could be material to ACNB. For example, ACNB could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders' ownership interest. These activities could require ACNB to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with ACNB's prior or potential future acquisitions were determined to be impaired, then ACNB would be required to recognize a charge against its earnings, which could materially and adversely affect ACNB's results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders' equity.

        ACNB's acquisition activities could involve a number of additional risks, including the risks of:

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

  •
  Creating an adverse short-term effect on ACNB's results of operations; and,

  •
  Losing key employees and customers as a result of an acquisition that is poorly received.

        ACNB may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. ACNB's inability to overcome these risks could have an adverse effect on ACNB's ability to achieve its business strategy and maintain its market value.

RISKS RELATED TO THE WEALTH MANAGEMENT AND INSURANCE INDUSTRIES

REVENUES AND PROFITABILITY FROM ACNB'S WEALTH MANAGEMENT BUSINESS MAY BE ADVERSELY AFFECTED BY ANY REDUCTION IN ASSETS UNDER MANAGEMENT AND SUPERVISION AS A RESULT OF EITHER A DECLINE IN MARKET VALUE OF SUCH ASSETS OR NET OUTFLOWS, WHICH COULD REDUCE TRUST, INVESTMENT ADVISORY AND BROKERAGE, AND OTHER SERVICING FEES EARNED.

        The wealth management business derives the majority of its revenue from noninterest income which consists of trust, investment advisory and brokerage, and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. Any reduction in assets under management and supervision may adversely impact ACNB's profitability.

THE WEALTH MANAGEMENT INDUSTRY IS SUBJECT TO EXTENSIVE REGULATION, SUPERVISION AND EXAMINATION BY REGULATORS, AND ANY ENFORCEMENT ACTION OR ADVERSE CHANGES IN THE LAWS OR REGULATIONS GOVERNING ACNB'S WEALTH MANAGEMENT BUSINESS COULD DECREASE ACNB'S REVENUES AND PROFITABILITY.

        The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of noncompliance with an applicable regulation, governmental regulators, including the SEC and FINRA, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, issuance of cease-and-desist orders, deregistration or suspension of the noncompliant broker-dealer or investment advisor, or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. ACNB may also be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which may adversely impact ACNB's profitability.

REVENUES AND PROFITABILITY FROM ACNB'S INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY MARKET CONDITIONS, WHICH COULD REDUCE INSURANCE COMMISSIONS AND FEES EARNED.

        The revenues of ACNB's fee-based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products sold. Due to the cyclical nature of the insurance market and the impact of other market and macroeconomic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact ACNB's profitability.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main community banking office in Gettysburg, Adams County, Pennsylvania, had a community banking office network of 28 offices in Pennsylvania and Maryland at December 31, 2018. Including the main office, 14 community banking offices are located in Adams County, one is located in Cumberland County, two are located in Franklin County, and five are located in York County, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland. In Maryland, there are seven community banking offices located in Carroll County, all branded as NWSB Bank, a division of ACNB Bank. Bank offices at 19 locations are owned, while 12 are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG owns offices, free and clear of encumbrances, located in Carroll County and Harford County, Maryland, and leases an office in Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2018, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2018 and 2017, there were 20,000,000 shares of common stock authorized, 7,108,620 and 7,086,258 shares issued, respectively, and 7,046,020 and 7,023,658 shares outstanding, respectively. As of December 31, 2018, ACNB had approximately 2,289 stockholders of record. At December 31, 2018 and 2017, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note J—"Regulatory Restrictions on Dividends" and Note N—"Stockholders' Equity and Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2018, there were 26,045 shares of common stock granted as restricted stock awards to employees of the subsidiary bank and 173,955 shares available for grant. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013.

        On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2018, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2018, there were 153,272 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan.

        There have been no unregistered sales of stock in 2018 or 2017.

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2018	2017	2016	2015	2014
INCOME STATEMENT DATA
Interest income	$64,494	$51,785	$40,500	$39,464	$37,526
Interest expense	7,399	5,433	3,934	3,858	3,646

Net interest income	57,095	46,352	36,566	35,606	33,880
Provision for loan losses	1,620	—	—	—	150

Net interest income after provision for loan losses	55,475	46,352	36,566	35,606	33,730
Other income	15,948	14,149	13,208	12,406	11,904
Other expenses	44,703	44,079	35,137	33,234	32,264

Income before income taxes	26,720	16,422	14,637	14,778	13,370
Provision for income taxes	4,972	6,634	3,768	3,761	3,080

Net income	$21,748	$9,788	$10,869	$11,017	$10,290

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,647,724	$1,595,432	$1,206,320	$1,147,925	$1,089,808
Securities	$190,835	$203,880	$198,558	$197,235	$191,346
Loans, net	$1,288,501	$1,230,194	$893,716	$838,213	$784,100
Deposits	$1,348,092	$1,298,492	$967,621	$912,980	$844,876
Borrowings	$118,164	$131,508	$108,840	$111,702	$126,636
Stockholders' equity	$168,137	$153,966	$120,061	$114,715	$110,022
COMMON SHARE DATA
Earnings per share—basic	$3.09	$1.50	$1.80	$1.83	$1.71
Cash dividends declared	$0.89	$0.80	$0.80	$0.80	$0.77
Book value per share	$23.86	$21.92	$19.80	$18.99	$18.29
Weighted average number of common shares	7,035,818	6,543,756	6,051,579	6,026,224	6,002,240
Dividend payout ratio	28.79%	53.46%	44.53%	43.75%	44.92%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	1.34%	0.69%	0.93%	0.99%	0.97%
Return on average equity	13.62%	7.12%	9.17%	9.77%	9.32%
Average stockholders' equity to average assets	9.85%	9.69%	10.10%	10.10%	10.43%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.52%	0.63%	0.64%	0.68%	1.04%
Net charge-offs to average loans outstanding	0.13%	0.02%	0.06%	0.05%	0.14%
Allowance for loan losses to total loans	1.07%	1.12%	1.56%	1.73%	1.90%
Allowance for loan losses to non-performing loans	206.51%	177.77%	242.76%	252.91%	183.15%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG's outstanding goodwill from its most recent testing, which was performed as of October 1, 2018. A qualitative assessment on the Bank's outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods.

  Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

EXECUTIVE OVERVIEW

        The year 2018 was the first full year that the Corporation benefited from the combination of our two local banks. On July 1, 2017, ACNB Corporation acquired New Windsor Bancorp, Inc. (New Windsor) and New Windsor State Bank. The acquisition was part of ACNB Corporation's long-term strategic plan to enhance shareholder value by systematically and methodically expanding into new geographic markets and growing our customer base. Nonrecurring expenses normally associated with the acquisition amounted to $3.0 million net of the corresponding tax impact at the marginal tax rate. The acquisition added to top line revenue and, after giving effect to the nonrecurring merger-related expenses accounted for under GAAP, the acquisition positively impacted and accreted to the Corporation's bottom line and earnings per share. A second nonrecurring event that caused 2017 additional expense, but produced a subsequent immediate positive net income effect, was federal tax legislation known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including a reduction in the base federal corporate tax rate from the prior existing statutory rate, which was 35% for ACNB Corporation, to 21%. As with most banking companies, the Tax Act resulted in a one-time, noncash charge against 2017 net income of approximately $1.7 million for the Corporation, due to the write-down of the Corporation's net deferred tax assets.

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

	For the Years Ended December 31,
Dollars in thousands, except per share data	2018	2017
INCOME STATEMENT DATA
Interest income	$64,494	$51,785
Interest expense	7,399	5,433

Net interest income	57,095	46,352
Provision for loan losses	1,620	—

Net interest income after provision for loan losses	55,475	46,352
Other income	15,948	14,149
Merger-related expenses	—	4,728
Other expenses	44,703	39,351

Income before income taxes	26,720	16,422
Deferred tax write-down due to Tax Act	—	1,700
Provision for income taxes	4,972	4,934

Net income	$21,748	$9,788

Basic earnings per share	$3.09	$1.50

NON-GAAP MEASURES
INCOME STATEMENT DATA
Net Income	$21,748	$9,788
Merger-related expenses, net of income taxes	—	3,010
Deferred tax write-down due to Tax Act	—	1,700

Net income without nonrecurring items (non-GAAP)	$21,748	$14,498

Basic earnings per share (non-GAAP)	$3.09	$2.22

        This 2018 net income figure of $21,748,000 represents a 122.2% increase over the net income results for the year ended December 31, 2017. Basic earnings per share in 2018 increased 106.0% over the earnings per share for 2017.

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2018 continued to be challenging for financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering wage stagnation, and slow uneven growth. ACNB continued to be profitable and well capitalized despite these challenges.

        In alignment with the Corporation's strategic plan for long-term geographic expansion, ACNB acquired New Windsor Bancorp, Inc. of Taneytown, Maryland, and its subsidiary bank, New Windsor State Bank. Banking operations in the new south region includes seven community banking offices located in Carroll County, Maryland, and branded as NWSB Bank, a Division of ACNB Bank. The operating results of this new division are included with ACNB's other operations as of July 1, 2017. Before and after the acquisition, ACNB incurred $5,200,000 in merger-related expenses for the two years ended December 31, 2017. Higher net interest income and improved fee income offset increased expenses resulting in increased income before income taxes of $26,720,000 in 2018, compared to $16,422,000 in 2017. In addition, the Tax Cuts and Jobs Act resulted in a charge against 2017 net income of approximately $1,700,000 due to the write-down of net deferred tax assets. The resulting reduced tax rate however increased net income to $21,748,000, or $3.09 per share, in 2018, compared to $9,788,000, or $1.50 per share, in 2017. Returns on average equity were 13.62% and 7.12% in 2018 and 2017, respectively.

        In 2018, the Corporation's net interest margin increased to 3.81%, compared to 3.51% in 2017. Net interest income was $57,095,000 in 2018, as compared to $46,352,000 in 2017.

        Other income was $15,948,000 and $14,149,000 in 2018 and 2017, respectively. The largest source of other income is commissions from insurance sales attributable to Russell Insurance Group, Inc. (RIG). Commissions from insurance sales increased by 10.5% in 2018 to $5,550,000, boosted by higher personal lines insurance volume and contingent commissions as a result of specific actions of the insurance carriers. In 2018, an $85,000 gain was recognized on sales of securities, compared to $0 in 2017. A $296,000 net loss was recognized on local bank and CRA-related equity securities in 2018 due to the adoption of ASU 2016-01 on January 1, 2018. Income from fiduciary, investment management and brokerage activities totaled $2,364,000 for 2018, as compared to $2,012,000 for 2017. This income increased from new account relationships and increased market values in accounts. Service charges on deposit accounts increased 13.9% to $3,350,000 for 2018 due to the business combination as of July 1, 2017, as well as concerted management of this fee source; while revenue from ATM and debit card transactions increased 34.8% to $2,375,000 due to increased combined customer volume.

        Other expenses increased to $44,703,000, or by 1.4%, in 2018, as compared to $44,079,000 in 2017. The largest component of other expenses is salaries and employee benefits, which increased 8.4% to $26,734,000 in 2018, compared to $24,654,000 in 2017, due to an increase in combined organization employees, annual merit increases, and the increased cost of benefits despite lower pension expense. Compared to 2017, occupancy expense increased 23.6% in 2018 due to the seven additional community banking office locations in Maryland and normal repair and maintenance variations, and equipment expense rose 32.0% from maintenance of technology assets. Professional services expense increased 29.5% from increasing risk, loan, legal and corporate governance engagements. Marketing and corporate relations expense increased by 30.5% due to specific campaigns and brand awareness activities. FDIC and regulatory expense increased by 6.8% based on these agencies' formulas. In 2018, foreclosed real estate expenses increased $36,000, or 38.7%, resulting from variation in carrying cost. Merger-related expenses were $0 in 2018, compared to $4,728,000 in 2017, as the acquisition of New Windsor was finalized in 2017. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2018			2017
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$1,258,011	$59,593	4.74%	$1,096,631	$47,522	4.33%

Taxable securities	191,225	3,735	1.95%	184,655	3,389	1.84%
Tax-exempt securities	11,073	219	1.98%	17,918	428	2.39%

Total Securities	202,298	3,954	1.95%	202,573	3,817	1.88%
Other	37,340	947	2.54%	19,537	446	2.28%

Total Interest Earning Assets	1,497,649	64,494	4.31%	1,318,741	51,785	3.93%

Cash and due from banks	18,353			16,312
Premises and equipment	26,315			19,675
Other assets	91,567			78,224
Allowance for loan losses	(13,453)			(14,837)

Total Assets	$1,620,431			$1,418,115

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$271,205	$384	0.14%	$252,673	$306	0.12%
Savings deposits	411,418	580	0.14%	359,336	383	0.11%
Time deposits	359,581	4,289	1.19%	302,499	2,858	0.94%

Total Interest Bearing Deposits	1,042,204	5,253	0.50%	914,508	3,547	0.39%
Short-term borrowings	33,514	59	0.18%	35,832	83	0.23%
Long-term borrowings	89,936	2,087	2.32%	91,126	1,803	1.98%

Total Interest Bearing Liabilities	1,165,654	7,399	0.63%	1,041,466	5,433	0.52%

Non-interest bearing demand deposits	288,268			231,803
Other liabilities	6,875			7,405
Stockholders' equity	159,634			137,441

Total Liabilities and Stockholders' Equity	$1,620,431			$1,418,115

NET INTEREST INCOME		$57,095			$46,352

INTEREST RATE SPREAD			3.68%			3.41%

NET INTEREST MARGIN			3.81%			3.51%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (expense) of $146,000 and $(48,000) as of December 31, 2018 and 2017, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2018 and 2017. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $57,095,000 in 2018, as compared to $46,352,000 in 2017. During 2018, net interest income increased from higher loan volume (including acquired loans) in the earning asset mix and positive rate variances in earning assets from the acquired loans and from purchase accounting adjustments. Funding costs increased from higher volume (including acquired funding) and from higher rates paid.

        The net interest margin during 2018 was 3.81% compared to 3.51% during 2017. The margin increased as a result of purchased accounting adjustments which added 20 basis point to the margin, and acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and had maintained it at 0% to 0.25% until mid-December 2015 when this rate was increased in stages to its current range of 2.25% to 2.50%. In addition, the Federal Reserve Bank embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit (CD's) over the intervening years; however, economic progress allowed the Federal Reserve to end new Quantitative Easing and to signal rates they control would increase, which they have. ACNB took steps to ameliorate the effect of rising rates including promoting longer term CD's however interest in low cost transaction accounts increased; the result was a 0.11% increase in funding costs in 2018. In addition to the higher cost of funds in 2018, earning asset yields continued up, increasing 0.38% from purchase accounting adjustments and a higher mix of lending. The increase earning asset yields in 2017 were 0.22% compared to funding cost increases of 0.07%. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of deposits rates are increasing, while loans rate increases are restrained due to competition and from margin compression resulting from the longer term indices are not moving up in step with shorter term indices. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $1,497,649,000 in 2018, an increase of 13.6% from the balance of $1,318,741,000 in 2017. Loan growth and the $263,450,000 New Windsor loans acquired, represented the largest increase in average assets in 2018 and 2017, in conjunction with changes in the investment portfolio in those years to balance liquidity needs and to collateralize eligible deposits. Average interest bearing liabilities were $1,165,654,000 in 2018, up from $1,041,466,000 in 2017. Average non-interest bearing demand deposits increased 24.4% in 2018, continuing the upward trend from 2017. This increase in deposits was attributed to retained relationships from the New Windsor acquisition and the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 16.1%, while borrowings decreased by 2.8% due to principal paybacks. Lower-cost transaction and savings deposits increased in 2018 as a result of the New Windsor acquisition. The increase in time deposit was a result of the New Windsor acquisition and an effort to retain funding by offering higher time deposit rates due to competitive pricing.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2018 was due to loan volume increases and rate increases in earning asset offsetting rate and volume increases in funding cost. Earning asset yields increased due to New Windsor acquired assets, purchase accounting adjustments and market rate increases. Interest expense increased due to higher deposit volumes and rates and the acquired subordinated debt.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2018 versus 2017
	Due to Changes in
In thousands	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$7,392	$4,679	$12,071
Taxable securities	123	223	346
Tax-exempt securities	(144)	(65)	(209)

Total Securities	(21)	158	137
Other	447	54	501

Total	$7,818	$4,891	$12,709

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$24	$54	$78
Savings deposits	61	136	197
Time deposits	599	832	1,431
Short-term borrowings	(5)	(19)	(24)
Long-term borrowings	(24)	308	284

Total	655	1,311	1,966

Change in Net Interest Income	$7,163	$3,580	$10,743

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $1,620,000 in 2018 and $0 in 2017. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2018 compared with the prior period.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2018, the Corporation had net charge-offs of $1,632,000 as compared to net charge-offs of $218,000 for 2017.

Other Income

        Other income was $15,948,000 for the year ended December 31, 2018, a $1,799,000, or 12.7%, increase from 2017. The largest source of other income is commissions from insurance sales from RIG,

which increased 10.5% to $5,550,000 in 2018. The increases were due to higher contingent commission payments and an increase in personal lines commission income. The contingent, or extra, commissions is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line.

        In 2018, an $85,000 gain was recognized on sold or merged securities compared to a gain of $0 in 2017. A $296,000 net loss was recognized on local bank and CRA-related equity securities during 2018 due to the adoption of ASU 2016-01 on January 1, 2018. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,364,000 for the year ended December 31, 2018, as compared to $2,012,000 for 2017. At December 31, 2018, ACNB had total assets under administration of approximately $342,000,000, compared to $327,000,000 at the end of 2017. $103,000,000 in brokerage relationships were brought over in the New Windsor acquisition. The variations in income were in due to more assets under management offsetting lower estate settlement income which varies with specific activity.

        Service charges on deposit accounts increased 13.9% to $3,350,000, due to the acquired New Windsor deposit base and based upon varying customer actions that affect the volume of fees. Further, certain government regulations and policies effective since 2010 limited service charge increases and make future revenue levels uncertain. Revenue from ATM and debit card transactions increased 34.8% to $2,375,000 due to higher volume including the acquired New Windsor deposit base. The longer term trend of increased fees resulted from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. Another threat to this revenue source is the security breaches in the merchant base that can negatively affecting consumer confidence in the debit card channel. Income from sold mortgages, included in other income, increased by $37,000, or 7.3%, to $542,000 in 2018 as customer demand moved to mortgage types that can be sold in the secondary market. This revenue source is subject to wide divergence due to national and local economic trends.

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

        Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted.

        As noted above, commissions from insurance sales were up 10.5% in 2018, and RIG's stand alone net income increased 44% in 2018 compared to 2017 (exclusive of income from deferred tax liability revaluing in conjunction with the Tax Act). The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG's goodwill, including the testing at October 1, 2018. However, declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. A qualitative assessment on the Bank's outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at or near year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation completed as of December 31, 2018, again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 1.4% to $44,703,000 for the year ended December 31, 2018. The largest component of other expenses is salaries and employee benefits, which increased 8.4% in 2018 to $26,734,000 compared to $24,654,000 in 2017. The reasons for the increase in salaries and employee benefits expenses include the following:

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

        The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the pension plan and no inactive or former plan participant shall be eligible to again participate in the pension plan. The Corporation's overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation's risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense will be higher in 2018 due to the low plan return in 2018 and late in the year decrease in discount rates. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status under ERISA rules.

        Net occupancy expense was up 23.6% at $2,971,000 in 2018 and $2,403,000 in 2017. Equipment expense totaled $4,959,000 during 2018, as compared to $3,757,000 during 2017. Occupancy expense was up in 2018 mostly due to seven more offices from the New Windsor acquisition and equipment expense increased in 2018 due to ongoing support and maintenance of financial systems applications and security technology. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

        Professional services expense totaled $1,468,000 for 2018, as compared to $1,134,000 for 2017. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations. Other tax expense increased $111,000 or 14.0% in 2018 compared to 2017 due to a rate increase and the addition of the equity increase from the New Windsor acquisition. Supplies and postage expense increased in 2018 compared to the prior year due to new offices and postage for the customer base of the NWSB Bank division.

        Marketing and corporate relations expense increased 30.5% from 2017 to 2018. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

        FDIC and regulatory expense for 2018 was $688,000, an increase of $44,000 from $644,000 in 2017. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $129,000 and $93,000 for the years ended December 31, 2018 and 2017, respectively. Expenses increased in 2018 due to higher carrying cost (maintenance, taxes, etc.) of the few properties held. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs of all years consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2019 depending on the successful sales on some existing properties and the unknown expenses related to new properties acquired.

        Intangible assets amortization increased 38.7% from the core deposit intangible in the New Windsor acquisition and to a lesser extent from insurance books purchased. Other operating expense increased $602,000 or 14.4% in 2018 as a result of a variety of increases including various data channels, corporate governance and risk management (including training) expenditures.

        Acquisition and integration costs related to the New Windsor acquisition totaled $0 in 2018 compared to $4,728,000 in 2017. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included certain severance payments to New Windsor staff separated by the merger, consultant costs to integrate New Windsor bank systems into ACNB's, and the cost to terminate all New Windsor core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the acquisition viability and ongoing system integrity and quality.

Provision for Income Taxes

        ACNB recognized income taxes of $4,972,000, or 18.6% of pretax income, during 2018, as compared to $6,634,000, or 40.4%, during 2017. The variances from the federal statutory rate are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).

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

        Otherwise, the increasing effective tax rate during 2018 and 2017 was a result of increasing pretax income in relationship to expiration of tax credits and lower levels of tax-exempt investments. Pretax income increased due to internal growth and the New Windsor acquisition. At December 31, 2018, net deferred tax assets amounted to $2,842,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates timing difference reversals will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2018.

FINANCIAL CONDITION

        Average earning assets increased in 2018 to $1,497,649,000, or by 13.6%, from $1,318,741,000 in 2017. ACNB's overnight interest bearing deposits increased in 2018 on average, as more funds were allocated into liquid assets. On average, investments were maintained in 2018 and 2017 to properly collateralize public deposits. Average loans increased 14.7% and 25.9% on average in 2018 and 2017, respectively. Besides $263,450,000 in loans acquired from New Windsor, growth in loans was funded by increased deposits, investment cash flow and term FHLB borrowings. Average deposits increased 16.1% in 2018 to $1,330,472,000 from $1,146,311,000 in 2017. Deposit growth was the result of the New Windsor acquisition and organic marketing efforts. Average borrowings decreased in 2018 to $123,450,000 from $126,958,000 in 2017. Fluctuations in borrowings are term borrowing to fund loan demand and variations in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2018 were mainly to provide proper collateral for public deposits. Investing into investment security portfolio assets over the past several years was made more challenging due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields were maintained at a lower level than would otherwise be the case. Fair value of $21,264,000 was acquired through the New Windsor acquisition. These securities were similar to the portfolio mix of ACNB. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2018, the securities balance included a net unrealized loss on available for sale securities of $1,651,000, net of taxes, on amortized cost of $163,862,000 versus a net unrealized loss of $957,000, net of taxes, on amortized cost of $158,599,000 at December 31, 2017. The change in fair value of available for sale securities during 2018 was a result of the securities acquired from New Windsor and the higher amount of investments in the available for sale portfolio, offset in part by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through 2018, along with an U.S. presidential election result that, at least to date, has caused the U. S. Treasury yield curve to increase in the time terms relevant to the investment securities in the Corporation's portfolio. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in 2018 and such volatility will continue.

        At December 31, 2018, the securities balance included held to maturity securities with an amortized cost of $27,266,000 and a fair value of $26,911,000, as compared to an amortized cost of $44,829,000 and a fair value of $44,549,000 at December 31, 2017. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2018	2017
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$118,413	$104,083
Mortgage-backed securities	33,811	34,833
State and municipal	9,506	13,294
Corporate bonds	—	5,057

	$161,730	$157,267

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	$7,000	$19,000
Mortgage-backed securities	20,266	25,829

	$27,266	$44,829

EQUITY SECURITIES WITH READILY DETERMINABLE FAIR VALUES
CRA Mutual Fund	$1,012	$1,035
Stock in other Banks	827	749

	$1,839	$1,784

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2018. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$9,502	1.49%	$117,918	2.24%	$—	—%	$—	—%	$127,420	2.18%
Mortgage-backed securities	30	5	7,869	2.48	28,079	2.51	18,248	2.80	54,226	2.60
State and municipal	1,981	3.11	7,302	3.12	199	2.38	—	—	9,482	3.11

	$11,513	1.78%	$133,089	2.30%	$28,278	2.51%	$18,248	2.55%	$191,128	2.33%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

        The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CRA Mutual Fund	$—	—%	$—	—%	$—	—%	$1,044	—%	$1,044	—%
Stock in other Banks	—	—	—	—	—	—	749	—	749	—

	$—	—%	$—	—%	$—	—%	$1,793	—%	$1,793	—%

Loans

        Year over year, loans outstanding increased by $58,295,000, or 4.7%, in 2018, as compared to 2017. The increase was primarily from a net increase of new loans net of payoff and paydowns. Both years demonstrated the determined efforts by management to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards, despite the generally slow economic conditions and intense competition. Within the portfolio, higher growth was centered in increased commercial purpose loans/commercial construction loans, while lower growth was in local market residential mortgages. The commercial purpose segments increased $49,255,000, or 7.1%, during 2018, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, increased by $10,977,000, or 2.1%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Included in the mortgage increase were $2,429,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans down $15,262,000, or 42.9% in 2018, as a result of lower market demand and continued conservative underwriting on this loan type due to the category's credit attributes.

        Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $92,949,000 in 2018, an increase of 5.0% over $88,484,000 held at the end of 2017.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2018	2017
Commercial, financial and agricultural	$174,182	$165,829
Real estate:
Commercial	548,923	492,759
Construction	20,298	35,560
Residential	544,662	533,685
Consumer	14,400	16,337

Total Loans	$1,302,465	$1,244,170

        The repricing range of the loan portfolio at December 31, 2018, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$22,066	$75,827	$76,289	$174,182
Real estate:
Commercial	26,664	207,022	315,237	548,923
Construction	5,847	6,025	8,426	20,298
Residential	56,738	131,411	356,513	544,662

Total	$111,315	$420,285	$756,465	$1,288,065

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$47,780	$67,993	$58,409	$174,182
Real estate:
Commercial	125,276	311,159	112,488	548,923
Construction	8,353	5,144	6,801	20,298
Residential	145,876	116,039	282,747	544,662

Total	$327,285	$500,335	$460,445	$1,288,065

Loans with a fixed interest rate	$12,697	$83,789	$376,127	$472,613
Loans with a variable interest rate	314,588	416,546	84,318	815,452

Total	$327,285	$500,335	$460,445	$1,288,065

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $287,030,000, or 22.0% of total loans, at December 31, 2018. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        The unemployment rate in ACNB's market area remained below the state and national average during 2018. Additionally, competitive lending rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2018, continued low activity in new residential real estate development/construction and general muted economic activity lingered from the 2007 to 2009 major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2018	2017
Nonaccrual loans, including TDRs	$3,417	$6,355
Accruing loans 90 days past due	3,345	1,507

Total Non-Performing Loans	6,762	7,862

Foreclosed assets	155	436

Total Non-Performing Assets	$6,917	$8,298

Total Accruing Troubled Debt Restructurings	$3,883	$3,982

Ratios:
Non-performing loans to total loans	0.52%	0.63%
Non-performing assets to total assets	0.42%	0.52%
Allowance for loan losses to non-performing loans	206.51%	177.77%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $269,000 in 2018 and $437,000 in 2017. The decrease in nonaccrual loans from 2017 to 2018 is discussed further below.

        Impaired loans at December 31, 2018 and 2017, totaled $7,300,000 and $10,337,000, respectively. At December 31, 2018 and 2017, the Corporation had nonaccruing and accruing troubled debt restructurings of $6,226,000 and $7,387,000, respectively. $2,343,000 and $3,405,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $3,883,000 and $3,982,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2018 and 2017, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $0 and $1,229,000 at December 31, 2018 and 2017, respectively. The decrease in accruing troubled debt restructurings was a result of payment made in accordance with loan terms. The decrease in nonaccrual loans was a result of paydowns and payoffs made by the customers on these loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $1,158,000 at December 31, 2018, compared to $1,064,000 at December 31, 2017.

        Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of such real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sale prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $155,000 at December 31, 2018. One construction real estate property was brought into foreclosed real estate in 2015 with an aggregate fair value of $63,000. In addition, the fair value of $92,000 for foreclosed real estate at December 31, 2018, represented one residential real estate single family homes, which was taken into foreclosed real estate in December 201. These properties were being actively marketed and subsequently sold. The total of $436,000 in foreclosed real estate at December 31, 2017, represented the one construction real estate property, one business, and two single family homes.

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2018 and the resulting allowance at December 31, 2018, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2017 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at December 31, 2018. The amount of unallocated decreased at December 31, 2018 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for 2018 was $1,620,000, compared to $0 for 2017. The decrease in the allowance for loan losses to total loans of 1.12% at December 31, 2017 to 1.07% at December 31, 2018, is primarily related to the decrease in impaired loans and specific allocations on those loans.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2018	2017
Beginning balance	$13,976	$14,194
Provision for loan losses	1,620	—
Loans charged-off:
Commercial, financial and agricultural	934	181
Commercial real estate and construction	33	—
Residential mortgage	678	141
Consumer	165	139

Total Loans Charged-Off	1,810	461

Recoveries:
Commercial, financial and agricultural	36	21
Commercial real estate and construction	103	141
Residential mortgage	32	62
Consumer	7	19

Total Recoveries	178	243

Net charge-offs	1,632	218

Ending balance	$13,964	$13,976

Ratios:
Net charge-offs to average loans	0.13%	0.02%
Allowance for loan losses to total loans	1.07%	1.12%

Table 9—Allocation of the Allowance for Loan Losses

	2018		2017
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,597	13.4%	$3,219	13.3%
Real estate:
Commercial	6,208	42.1	5,228	39.6
Construction	203	1.6	126	2.9
Residential	3,425	41.8	3,838	42.9
Consumer	692	1.1	749	1.3
Unallocated	839	N/A	816	N/A

Total	$13,964	100.0%	$13,976	100.0%

        The allowance for loan losses at December 31, 2018, was $13,964,000, or 1.07% of loans, as compared to $13,976,000, or 1.12% of loans, at December 31, 2017. The ratio of non-performing loans plus foreclosed assets to total assets was 0.42% at December 31, 2018, as compared to 0.52% at December 31, 2017.

        Loans past due 90 days and still accruing were $3,345,000 and nonaccrual loans were $3,417,000 as of December 31, 2018. Loans past due 90 days and still accruing were $1,507,000 at December 31, 2017, while nonaccruals were $6,355,000.

        Additional information on nonaccrual loans at December 31, 2018 and 2017, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2018
Owner occupied commercial real estate	5	2,879	—	33	In market	1995-2011
Investment/rental residential real estate	2	538	—	376	In market	2008-2011
Commercial and industrial	—	—	—	809	In market	2006-2015

Total	7	$3,417	$—	$1,218

December 31, 2017
Commercial real estate construction
Owner occupied commercial real estate	9	4,378	60	—	In market	1995-2012
Investment/rental residential real estate	2	478	377	—	In market	2003-2011
Commercial and industrial	3	1,499	792	—	In market	2006-2015

Total	14	$6,355	$1,229	$—

        Management deemed it appropriate to provide this type of more detailed information by collateral type to provide additional information on the loans.

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, for purposes listed in the classifications in the table above.

        The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at December 31, 2018.

        Owner occupied commercial real estate and construction includes five unrelated loan relationships, all of which, except for a $2,088,000 loan relationship for a retreat property, have balances of less than $422,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017; it is current with modified terms and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. Another unrelated property loan added in the second quarter of 2017 is a $421,000 loan with modified terms and conditions originated in 2011 secured by historic real estate on which regular payments continue. The other loans in this category were originated between 1995 and 2012 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. Loans that were removed in 2018 were the results of customer payoffs and one final settlements with a $33,000 loss that had been given a specific allocation of $60,000 in 2017.

        Investment/rental residential real estate includes two loan relationships totaling $538,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $437,000 loan in the process of foreclosure was added in the third quarter of 2018 and is considered adequately collateralized based on a current appraisal. One unrelated loan for approximately $100,000, in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A lending relationship removed in 2018 was the result of final bankruptcy court settlements with a $376,000 loss which was the specific allocation.

        All impaired commercial and industrial loans were settled by December 31, 2018. Previously included in impaired commercial and industrial loans was a participation loan with standard terms and conditions including repayment from conversion of trade assets for a business in southcentral Pennsylvania in Chapter 11 bankruptcy that had a workout principal balance of $1.7 million, which was fully paid in 2018 after workout commenced in the third quarter of 2014. An unrelated $868,000 commercial loan relationship to finance a subcontract and change orders was settled in 2018 with a $442,000 loss versus a $517,000 specific allocation made in 2017. A third unrelated loan was settled by the bankruptcy court with a $367,000 loss versus a $274,000 specific allocation made in 2017 based on court-appointed appraisal of business assets.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses of $1,620,000 for 2018 and the lack of provision for loan losses for 2017, was a result of the measurement of the adequacy of the allowance for loan losses at each period. The acquisition of New

Windsor loans at fair value did not require a provision expense. More specifically, with the manageable level of nonaccrual loans and with substandard loans decreasing in 2018, The $1,620,000 provision addition to the allowance was necessary in proportion to loan portfolio growth, net charge-offs and estimated loss from nonaccrual and substandard loans in accordance with management's belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

        During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in 2018. A reduction of lease expense of $70,000 was recognized in 2017. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $155,000 on two at December 31, 2018, compared to $436,000 on four properties at December 31, 2017. The decrease was mainly due to three properties that were sold in 2018. An additional property was added in the fourth quarter 2018. Both properties owned at December 31, 2018 were subsequently sold. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets in 2019; however, the total amount and timing is currently not certain.

Other Assets

        Other assets decreased $1,354,000, or 5.7%, in 2018 compared to 2017, in part due to normal variations in a number of non earning asset accounts.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 16.1%, or $184,161,000, during 2018, as compared to a 22.4% increase during 2017. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. The 2018 average deposit increase in part was due to a full year with New Windsor deposits. Products, such as money market accounts and interest-bearing transaction accounts were subject to heightened competition from larger banks. Year-end 2017 to year-end 2018 recorded an increase in deposits of $49,600,000, or 3.8%, which was an indicator of organic growth. With heightened competition, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks' lower rates and by larger competition willing to pay above market rates to attract market share. If rates rise rapidly, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2018, are summarized as follows:

In thousands
Three months or less	$25,236
Over three through six months	15,707
Over six through twelve months	62,088
Over twelve months	63,090

Total	$166,121

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2018, short-term borrowings were $34,648,000, a decrease of $2,260,000, or 6.1%, from the December 31, 2017, balance of $36,908,000. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2017, repurchase agreement balances were down due to fluctuations in the business activities of ACNB's commercial and local government customer base. At December 31, 2018, there were $32,000 in short-term FHLB borrowings, due to daily fluctuation in deposits and loans. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of New Windsor. Long-term borrowings totaled $83,516,000 at December 31, 2018, versus $94,600,000 at December 31, 2017. The Corporation decreased long-term borrowings 11.7% from December 31, 2017. A $2.3 million payment was made on a borrowing from a local bank was made to fund cash payment to shareholders of the New Windsor acquisition. $8.8 million FHLB borrowings matured and were not renewed to balance earning assets and deposit changes. Laddered FHLB fixed-rate term advances were taken in 2018 to mature from 2021 to 2022 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's short-term borrowings as of the dates indicated:

In thousands	2018	2017
Short-term borrowings outstanding at end of year:
FHLB overnight advance	32	—
Securities sold under repurchase agreements	34,616	36,908

Total	$34,648	$36,908

Dollars in thousands	2018	2017
Average interest rate at year-end	0.12%	0.12%
Maximum amount outstanding at any month-end	$45,785	$68,655
Average amount outstanding	$33,944	$35,832
Weighted average interest rate	0.14%	0.23%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its "well capitalized" regulatory position in relationship to its risk exposure. Total stockholders' equity was $168,137,000 at December 31, 2018, compared to $153,966,000 at December 31, 2017. Stockholders' equity increased during 2018, a net result of earnings retained in capital during 2018, and new shares issued primarily from dividend reinvestment. In 2017 the acquisition of New Windsor resulted in 938,360 new ACNB shares issued to the New Windsor shareholders valued at $28,620,000.

        A $2,125,000 increase in accumulated other comprehensive loss was a result of a net decrease in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2018, ACNB retained $15,487,000, or 71.2%, of its net income, as compared to $4,555,000, or 46.5%, in 2017.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2018, 153,272 shares were issued under this plan. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2018 and 2017, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized" for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

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

Table 11—Risk-Based Capital

        The banking subsidiary's capital ratios are as follows:

	2018	2017	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.44%	8.70%	5.00%
Common Tier 1 capital (to risk-weighted assets)	12.89%	12.34%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.89%	12.34%	8.00%
Total risk-based capital ratio	14.07%	13.58%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2018, ACNB could borrow approximately $685,765,000 from the FHLB of which $588,734,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $417,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $34,616,000 and $36,908,000 at December 31, 2018 and 2017, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2018, the Corporation had unfunded outstanding commitments to extend credit of $279,729,000 and outstanding standby letters of credit of $3,909,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        See Note A—"Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Not required for smaller reporting companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ACNB Corporation and Subsidiaries

Opinion on the Financial Statements

        We have audited the accompanying consolidated statement of condition of ACNB Corporation and Subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

        Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

        We have served as the Company's auditor since 2018.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 8, 2019

 Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
ACNB Corporation
Gettysburg, Pennsylvania

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated statement of condition of ACNB Corporation (the Corporation) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

        Our audit included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Corporation's auditor from 2013 to 2018.

Harrisburg, Pennsylvania
March 9, 2018

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2018	2017
ASSETS
Cash and due from banks	$20,105	$19,304
Interest bearing deposits with banks	20,800	15,137

Total Cash and Cash Equivalents	40,905	34,441
Equity securities with readily determinable fair values	1,839	1,784
Debt securities available for sale	161,730	157,267
Securities held to maturity, fair value $26,911; $44,549	27,266	44,829
Loans held for sale	408	1,736
Loans, net of allowance for loan losses $13,964; $13,976	1,288,501	1,230,194
Premises and equipment	26,409	26,774
Restricted investment in bank stocks	4,336	4,773
Investment in bank-owned life insurance	48,003	44,935
Investments in low-income housing partnerships	1,871	2,446
Goodwill	19,580	19,580
Intangible assets	4,407	2,569
Foreclosed assets held for resale	155	436
Other assets	22,314	23,668

Total Assets	$1,647,724	$1,595,432

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$302,394	$279,413
Interest bearing	1,045,698	1,019,079

Total Deposits	1,348,092	1,298,492
Short-term borrowings	34,648	36,908
Long-term borrowings	83,516	94,600
Other liabilities	13,331	11,466

Total Liabilities	1,479,587	1,441,466

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,108,620 and 7,086,258 shares issued; 7,046,020 and 7,023,658 shares outstanding	17,772	17,716
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	38,448	37,777
Retained earnings	121,862	106,293
Accumulated other comprehensive loss	(9,217)	(7,092)

Total Stockholders' Equity	168,137	153,966

Total Liabilities and Stockholders' Equity	$1,647,724	$1,595,432

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$59,593	$47,522
Securities:
Taxable	3,735	3,389
Tax-exempt	219	428
Dividends	299	252
Other	648	194

Total Interest Income	64,494	51,785

INTEREST EXPENSE
Deposits	5,253	3,547
Short-term borrowings	59	83
Long-term borrowings	2,087	1,803

Total Interest Expense	7,399	5,433

Net Interest Income	57,095	46,352
PROVISION FOR LOAN LOSSES	1,620	—

Net Interest Income after Provision for Loan Losses	55,475	46,352

OTHER INCOME
Service charges on deposit accounts	3,350	2,940
Income from fiduciary, investment management and brokerage activities	2,364	2,012
Earnings on investment in bank-owned life insurance	1,068	1,075
Gain on life insurance proceeds	52	—
Net gains on sales or calls of securities	85	—
Net losses on equity securities	(296)	—
Service charges on ATM and debit card transactions	2,375	1,762
Commissions from insurance sales	5,550	5,024
Other	1,400	1,336

Total Other Income	15,948	14,149

OTHER EXPENSES
Salaries and employee benefits	26,734	24,654
Net occupancy	2,971	2,403
Equipment	4,959	3,757
Other tax	902	791
Professional services	1,468	1,134
Supplies and postage	766	731
Marketing and corporate relations	565	433
FDIC and regulatory	688	644
Merger related expenses	—	4,728
Intangible assets amortization	745	537
Foreclosed real estate expenses	129	93
Other operating	4,776	4,174

Total Other Expenses	44,703	44,079

Income Before Income Taxes	26,720	16,422
PROVISION FOR INCOME TAXES	4,972	6,634

Net Income	$21,748	$9,788

PER SHARE DATA
Basic earnings	$3.09	$1.50

Cash dividends declared	$0.89	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2018	2017
NET INCOME	$21,748	$9,788

OTHER COMPREHENSIVE INCOME (LOSS)
SECURITIES
Unrealized losses arising during the period, net of income taxes of $(153) and $(227), respectively	(537)	(609)
Reclassification adjustment for net gains included in net income, net of income taxes of $(46) and $0, respectively(A)(C)	(157)	—
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $116 and $237, respectively(B)(C)	400	440
Unrecognized net (loss) gain, net of income taxes of $(534) and $(26), respectively(C)	(1,831)	284

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,125)	115

TOTAL COMPREHENSIVE INCOME	$19,623	$9,903

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2018 and 2017

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—January 1, 2017	$15,317	$(728)	$10,941	$100,555	$(6,024)	$120,061
Net income	—	—	—	9,788	—	9,788
Other comprehensive income, net of taxes	—	—	—	—	115	115
Reclass of stranded AOCI tax reform adjustment	—	—	—	1,183	(1,183)	—
Common stock shares issued (953,327 shares)	2,384	—	26,598	—	—	28,982
Restricted stock grants (6,193 shares)	15	—	105	—	—	120
Restricted stock compensation expense	—	—	133	—	—	133
Cash dividends declared	—	—	—	(5,233)	—	(5,233)

BALANCE—December 31, 2017	17,716	(728)	37,777	106,293	(7,092)	153,966
Net income	—	—	—	21,748	—	21,748
Other comprehensive loss, net of taxes	—	—	—	—	(2,043)	(2,043)
Reclass of stranded AOCI tax reform adjustment	—	—	—	82	(82)	—
Common stock shares issued (15,618 shares)	39	—	489	—	—	528
Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13
Restricted stock compensation expense	—	—	186	—	—	186
Cash dividends declared	—	—	—	(6,261)	—	(6,261)

BALANCE—December 31, 2018	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,748	$9,788
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(542)	(506)
Loss (gain) on sales of foreclosed assets held for resale, including writedowns	1	(28)
Earnings on investment in bank-owned life insurance	(1,068)	(1,075)
Gain on sales or calls of securities	(85)	—
Loss on equity securities	296	—
Restricted stock compensation expense	186	133
Depreciation and amortization	2,853	2,292
Provision for loan losses	1,620	—
Net amortization of investment securities premiums	465	518
Increase in accrued interest receivable	(875)	(512)
Increase in accrued interest payable	201	326
Mortgage loans originated for sale	(32,436)	(27,426)
Proceeds from sales of loans originated for sale	34,306	27,965
Decrease in other assets	2,502	3,014
Decrease in deferred tax expense	557	1,711
(Decrease) increase in other liabilities	(185)	807

Net Cash Provided by Operating Activities	29,544	17,007

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	17,558	10,680
Proceeds from maturities of investment securities available for sale	17,925	34,404
Proceeds from sales of investment securities available for sale	15,566	—
Purchase of investment securities available for sale	(39,129)	(30,136)
Redemption (purchase) of restricted investment in bank stocks	437	(88)
Net increase in loans	(60,254)	(71,830)
Purchase of bank-owned life insurance	(2,000)	—
Bank acquisition, net of cash acquired	—	6,444
Insurance book- acquisition	(2,583)	—
Capital expenditures	(1,743)	(1,757)
Proceeds from sale of premises and equipment	—	6
Proceeds from sale of foreclosed real estate	607	324

Net Cash Used in Investing Activities	(53,616)	(51,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	22,981	18,814
Net increase in time certificates of deposits and interest bearing deposits	26,619	18,725
Net (decrease) increase in short-term borrowings	(2,260)	2,318
Proceeds from long-term borrowings	17,716	29,600
Repayments on long-term borrowings	(28,800)	(14,250)
Dividends paid	(6,261)	(5,233)
Common stock issued	541	482

Net Cash Provided by Financing Activities	30,536	50,456

Net Increase in Cash and Cash Equivalents	6,464	15,510
CASH AND CASH EQUIVALENTS—BEGINNING	34,441	18,931

CASH AND CASH EQUIVALENTS—ENDING	$40,905	$34,441

Supplemental disclosures of cash flow information
Interest paid	$7,198	$5,107

Income taxes paid	$4,600	$3,850

Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$327	$265

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$—	$(21,624)
Loans	—	(264,913)
Premises and equipment	—	(8,624)
Investment in bank-owned life insurance	—	(3,118)
Restricted investments in bank stocks	—	(336)
Foreclosed assets held for resale	—	(211)
Goodwill	—	(13,272)
Core deposit intangible assets	—	(2,418)
Other assets	—	(7,463)
Noninterest bearing deposits	—	80,006
Interest bearing deposits	—	213,327
Trust preferred subordinated debt	—	4,688
Other liabilities	—	1,782

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-two community banking office locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania. There is also a loan production office situated in York County, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland, effective July 25, 2018.

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

        RIG is a full-service insurance agency based in Westminster, Maryland with additional locations in Germantown, Maryland, and Jarrettsville, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

        The Corporation's primary source of revenue is interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

Basis of Financial Statements

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

        Assets held by the Corporation's Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $342,000,000 and $327,000,000 at December 31, 2018 and 2017, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of other than temporary impairment on securities, and the potential impairment of goodwill.

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $287,030,000, or 22.0%, of total loans at December 31, 2018. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within 90 days.

Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Debt securities not classified as held to maturity or trading are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss). As of January 1, 2018, equity securities with readily determined fair values are recorded at fair value with changes in fair value recognized in net income. Prior to 2018, fair value changes were reported, net of tax, in other comprehensive income (loss).

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation actively monitors the values of collateral as well as the age of the valuation of impaired loans. The Corporation orders valuations at least every 18 months, or more frequently if management believes that there is an indication that the fair value has declined.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Residential mortgage loans are subject to risk due primarily to general economic conditions, as well as a continued weak housing market.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Home equity lines of credit generally are subject to risk due primarily to general economic conditions, as well as a continued weak housing market.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Acquired ASC 310-20 loans, which are loans that did not meet the criteria above, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, the Corporation used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, expected lifetime losses, environment factors to estimate the expected cash flow for each loan pool. With regards to ASC 310-30 loans, for external disclosure purposes, the aggregate contractual cash flows less the aggregate expected cash flows resulted in a credit related non-accretable yield amount. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount. The accretable yield reflects the contractual cash flows management expects to collect above the loan's acquisition date fair value and will be recognized over the life of the loan on a level-yield basis as a component of interest income.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

        Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets' estimated useful lives. Normally, a buildings useful life is 40 years, except for building remodels and additions, which are depreciated over fifteen years. Bank equipment, including furniture and fixtures, is normally depreciated over five-fifteen years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets' useful life or the related lease term.

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2018 and 2017, and consists of common stock in the Atlantic Central Bankers Bank, Maryland Financial Bank, Community Bankers Bank and Federal Home Loan Bank (FHLB).

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

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2018 or 2017. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $95,000 and $96,000 of expense in 2018 and 2017, respectively, related to these benefits.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG's outstanding goodwill from its most recent testing, which was performed as of October 1, 2018. A qualitative assessment on the Bank's outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on June 30th which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill at December 31st. This date was preferable from the June 30th measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation completed as of December 31, 2018, again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at December 31st. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. $92,000 of the $155,000 outstanding foreclosed asset balance held at December 31, 2018 represent residential real estate properties.

Income Taxes

        The Corporation accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based Compensation

        ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. Plan expense is recognized over the vesting period of the stock issued under the plan. To date, 26,045 shares were issued under this plan, which resulted in $186,000 and $133,000 of compensation expense for the years ended December 31, 2018 and 2017, respectively. Of the 26,045 shares issued under the plan, 19,485 shares are fully vested and 6,560 will vest over the next two years.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,035,818 and 6,543,756 weighted average shares of common stock outstanding for 2018 and 2017, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accumulated Other Comprehensive Loss

        The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE—DECEMBER 31, 2018	$(1,651)	$(7,566)	$(9,217)

BALANCE—DECEMBER 31, 2017	$(957)	$(6,135)	$(7,092)

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

New Accounting Pronouncements

        On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation's revenue comes from interest income, including loans

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and securities, that are outside the scope of ASC 606. The Corporation's services that fall within the scope of ASC 606 are presented within other income on the consolidated statement of income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, service charges on ATM and debit card transactions, income from fiduciary, investment management and brokerage activities and commissions from insurance sales. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

        On January 1, 2018, the Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the classification and measurement of financial instruments. Upon adoption of ASU 2016-01, the Corporation recognized the equity securities fair value change in net income. Previously, the fair value changes were recognized, net of tax, in other comprehensive income (loss). The adoption of this ASU did not have a material effect on the Corporation's consolidated financial condition or results of operations.

        The Corporation early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized. An entity may still perform the option qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units. However, for a reporting unit with a zero or negative carrying amount, the ASU adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. The amendments in this ASU would be effective with their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the Corporation's consolidated financial condition or results of operations.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Corporation intends on adopting the ASU under the optional transition method, where only the most recent period presented will reflect the adoption of Topic 842 with a cumulative-effect adjustment to the opening balance of retained earnings, and the comparative prior periods will be reported under the previous guidance in Topic 840. The Corporation estimates recording a $4 million right-of-use asset and lease liability, which represents all of its operating lease commitments, based on the present value of committed lease payments as of the adoption date. The effect on operations and capital adequacy is not expected to be material.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The ASU contains various improvements to various topics in the codification, including clarification that an entity must disclose the required and actual amounts of regulatory capital for each measure of regulatory capital for which the entity must comply.

        For year-end public business entities, the improvements are effective upon issuance, which was July 2018. The Corporation has evaluated the improvements of ASU 2018-09 and determined that the ASU will not impact its consolidated financial condition or results of operations since the Corporation already discloses capital requirements with the Management's Discussion and Analysis section of the Form 10-Q.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2018 and 2017, compensating balances approximated $1,880,000 and $1,769,000, respectively. During 2018 and 2017, average compensating balances approximated $2,073,000 and $1,992,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2018 and 2017, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2018
U.S. Government and agencies	$120,420	$142	$2,149	$118,413
Mortgage-backed securities, residential	33,960	194	343	33,811
State and municipal	9,482	60	36	9,506

	$163,862	$396	$2,528	$161,730

December 31, 2017
U.S. Government and agencies	$105,899	$2	$1,818	$104,083
Mortgage-backed securities, residential	34,473	461	101	34,833
State and municipal	13,227	109	42	13,294
Corporate bonds	5,000	57	—	5,057

	$158,599	$629	$1,961	$157,267

SECURITIES HELD TO MATURITY
December 31, 2018
U.S. Government and agencies	$7,000	$—	$69	$6,931
Mortgage-backed securities, residential	20,266	4	290	19,980

	$27,266	$4	$359	$26,911

December 31, 2017
U.S. Government and agencies	$19,000	$2	$99	$18,903
Mortgage-backed securities, residential	25,829	55	238	25,646

	$44,829	$57	$337	$44,549

        The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. Upon the adoption of ASU 2016-01 as of January 1, 2018, these investments were reclassified from available for sale securities category and the presentation of these equity securities as of December 31, 2017 is conformed accordingly. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2018
DECEMBER 31, 2018
CRA Mutual Fund	$1,044	$—	$32	$1,012
Stock in other banks	749	247	169	827

	$1,793	$247	$201	$1,839

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value disclosures of equity securities prior to ASU 2016-01 implementation are as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
DECEMBER 31, 2017
CRA Mutual Fund	$1,044	$—	$9	$1,035
Stock in other banks	647	102	—	749

	$1,691	$102	$9	$1,784

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2018
U.S. Government and agencies	$1,997	$5	$87,216	$2,144	$89,213	$2,149
Mortgage-backed securities, residential	9,410	134	8,586	209	17,996	343
State and municipal	—	—	2,696	36	2,696	36

	$11,407	$139	$98,498	$2,389	$109,905	$2,528

December 31, 2017
U.S. Government and agencies	$42,775	$445	$58,279	$1,373	$101,054	$1,818
Mortgage-backed securities, residential	7,228	56	2,845	45	10,073	101
State and municipal	1,042	8	1,950	34	2,992	42
CRA Mutual Fund	—	—	1,035	9	1,035	9

	$51,045	$509	$64,109	$1,461	$115,154	$1,970

SECURITIES HELD TO MATURITY
December 31, 2018
U.S. Government and agencies	$2,975	$25	$3,956	$44	$6,931	$69
Mortgage-backed securities, residential	5,408	59	12,636	231	18,044	290

	$8,383	$84	$16,592	$275	$24,975	$359

December 31, 2017
U.S. Government and agencies	$4,985	$15	$10,916	$84	$15,901	$99
Mortgage-backed security, residential	4,946	29	11,070	209	16,016	238

	$9,931	$44	$21,986	$293	$31,917	$337

NOTE C—SECURITIES (Continued)

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2018, fifty-one available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 5% of amortized cost. Fifty of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2018, twenty-eight available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 4% of amortized cost. Twelve of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2018, ten available for sale state and municipal securities had unrealized losses that individually did not exceed 3% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2018, five held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2018, thirty held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. Twenty of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2018, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

NOTE C—SECURITIES (Continued)

        Amortized cost and fair value at December 31, 2018, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$8,483	$8,439	$3,000	$2,970
Over 1 year through 5 years	121,220	119,284	4,000	3,961
Over 5 years through 10 years	199	196	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	33,960	33,811	20,266	19,980

	$163,862	$161,730	$27,266	$26,911

        The Corporation realized gross gains of $288,000 during 2018 and $0 during 2017, and gross losses of $203,000 during 2018 and $0 during 2017 on sales of securities available for sale.

        At December 31, 2018 and 2017, securities with a carrying value of $165,792,000 and $157,601,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2018 and 2017:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Originated Loans
Commercial and industrial	$166,035	$2,902	$161	$—	$169,098
Commercial real estate	393,987	18,079	7,899	—	419,965
Commercial real estate construction	15,471	835	—	—	16,306
Residential mortgage	381,525	6,492	733	—	388,750
Home equity lines of credit	90,941	334	—	—	91,275
Consumer	14,174	—	—	—	14,174

Total Originated Loans	1,062,133	28,642	8,793	—	1,099,568
Acquired Loans
Commercial and industrial	4,803	134	147	—	5,084
Commercial real estate	120,321	5,112	3,525	—	128,958
Commercial real estate construction	3,276	716	—	—	3,992
Residential mortgage	41,193	1,896	2,460	—	45,549
Home equity lines of credit	18,614	88	386	—	19,088
Consumer	226	—	—	—	226

Total Acquired Loans	188,433	7,946	6,518	—	202,897
Total Loans
Commercial and industrial	170,838	3,036	308	—	174,182
Commercial real estate	514,308	23,191	11,424	—	548,923
Commercial real estate construction	18,747	1,551	—	—	20,298
Residential mortgage	422,718	8,388	3,193	—	434,299
Home equity lines of credit	109,555	422	386	—	110,363
Consumer	14,400	—	—	—	14,400

Total Loans	$1,250,566	$36,588	$15,311	$—	$1,302,465

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Originated Loans
Commercial and industrial	$154,177	$3,466	$1,812	$—	$159,455
Commercial real estate	325,002	17,666	9,277	—	351,945
Commercial real estate construction	27,413	767	250	—	28,430
Residential mortgage	363,195	3,251	478	—	366,924
Home equity lines of credit	81,976	360	—	—	82,336
Consumer	14,454	—	—	—	14,454

Total Originated Loans	966,217	25,510	11,817	—	1,003,544
Acquired Loans
Commercial and industrial	6,120	244	10	—	6,374
Commercial real estate	124,852	12,734	3,228	—	140,814
Commercial real estate construction	6,742	388	—	—	7,130
Residential mortgage	52,959	2,762	3,248	—	58,969
Home equity lines of credit	24,990	88	378	—	25,456
Consumer	1,525	358	—	—	1,883

Total Acquired Loans	217,188	16,574	6,864	—	240,626
Total Loans
Commercial and industrial	160,297	3,710	1,822	$—	165,829
Commercial real estate	449,854	30,400	12,505	—	492,759
Commercial real estate construction	34,155	1,155	250	—	35,560
Residential mortgage	416,154	6,013	3,726	—	425,893
Home equity lines of credit	106,966	448	378	—	107,792
Consumer	15,979	358	—	—	16,337

Total Loans	$1,183,405	$42,084	$18,681	$—	$1,244,170

        The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Year Ended December 31, 2018
Balance at beginning of period	$1,234
Acquisitions of impaired loans	—
Reclassification from non-accretable differences	402
Accretion to loan interest income	(745)

Balance at end of period	$891

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

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

as impairment through a charge to the provision for loan losses and credit to the allowance for loan losses.

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2018 and 2017:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	6,763	6,763
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	537	537
Home equity lines of credit	—	—	—	—	—

Total	$—	$—	$—	$7,300	$7,300

December 31, 2017
Commercial and industrial	$1,311	$1,311	$792	$188	$188
Commercial real estate	832	832	60	7,528	7,528
Commercial real estate construction	—	—	—	—	—
Residential mortgage	377	377	377	101	101

Total	$2,520	$2,520	$1,229	$7,817	$7,817

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2018
Commercial and industrial	$436	$—	$73	$44
Commercial real estate	—	—	7,372	216
Commercial real estate construction	—	—	—	—
Residential mortgage	75	—	275	—
Home equity lines of credit	30	—	—	—

Total	$541	$—	$7,720	$260

December 31, 2017
Commercial and industrial	$1,184	$—	$785	$—
Commercial real estate	499	—	8,030	330
Commercial real estate construction	—	—	60	25
Residential mortgage	377	—	210	15

Total	$2,060	$—	$9,085	$370

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $269,000 in 2018 and $437,000 in 2017.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2018 and 2017, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	2018	2017
Commercial and industrial	$—	$1,499
Commercial real estate	2,880	4,378
Commercial real estate construction	—	—
Residential mortgage	537	478
Home equity lines of credit	—	—

Total	$3,417	$6,355

        There were no loans whose terms have been modified resulting in a troubled debt restructuring during the years ended December 31, 2018 and 2017. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $6,226,000 and $7,387,000 at December 31, 2018 and 2017, respectively. All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at December 31, 2018 and 2017, were $2,343,000 and $3,405,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at December 31, 2018 and 2017, which total $3,883,000 and $3,982,000, respectively. There were no defaulted troubled debt restructured loans as of December 31, 2018 and 2017, however two borrowers advised that further payments were unlikely, therefore they were moved to nonaccrual status in the second quarter of 2017. There were no charge-offs on any of the troubled debt restructured loans for the years ended December 31, 2018 and 2017. There was no specific allocation on any troubled debt restructured loans for the year ended December 31, 2018. One troubled debt restructured loan had a specific allocation in the amount of $60,000 at December 31, 2017. One troubled debt restructured loan paid off during 2018 in the amount of $832,000 and one troubled debt restructured loan paid off during 2017 in the amount of $283,000. All other troubled debt restructured loans were current with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of December 31, 2018, one of the loans classified as a troubled debt restructured loan has an active forbearance agreement. The loan was negotiated during 2016. All other forbearance agreements have expired or the loans have paid off.

        Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2018 and 2017, totaled $661,000 and $848,000, respectively.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2018
Originated Loans
Commercial and industrial	$49	$49	$4	$102	$168,996	$169,098	$4
Commercial real estate	775	550	114	1,439	418,526	419,965	—
Commercial real estate construction	—	—	—	—	16,306	16,306	—
Residential mortgage	1,783	529	2,361	4,673	384,077	388,750	1,824
Home equity lines of credit	16	38	375	429	90,846	91,275	375
Consumer	36	14	—	50	14,124	14,174	—

Total originated loans	2,659	1,180	2,854	6,693	1,092,875	1,099,568	2,203
Acquired Loans
Commercial and industrial	27	—	—	27	5,057	5,084	—
Commercial real estate	64	—	851	915	128,043	128,958	851
Commercial real estate construction	343	—	77	420	3,572	3,992	77
Residential mortgage	1,235	251	907	2,393	43,156	45,549	125
Home equity lines of credit	227	—	89	316	18,772	19,088	89
Consumer	—	7	—	7	219	226	—

Total acquired loans	1,896	258	1,924	4,078	198,819	202,897	1,142
Total Loans
Commercial and industrial	76	49	4	129	174,053	174,182	4
Commercial real estate	839	550	965	2,354	546,569	548,923	851
Commercial real estate construction	343	—	77	420	19,878	20,298	77
Residential mortgage	3,018	780	3,268	7,066	427,233	434,299	1,949
Home equity lines of credit	243	38	464	745	109,618	110,363	464
Consumer	36	21	—	57	14,343	14,400	—

Total Loans	$4,555	$1,438	$4,778	$10,771	$1,291,694	$1,302,465	$3,345

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2017
Originated Loans
Commercial and industrial	$55	$76	$1,503	$1,634	$157,821	$159,455	$4
Commercial real estate	436	317	1,400	2,153	349,792	351,945	88
Commercial real estate construction	252	—	—	252	28,178	28,430	—
Residential mortgage	3,006	646	1,500	5,152	361,772	366,924	1,022
Home equity lines of credit	254	29	183	466	81,870	82,336	183
Consumer	72	26	3	101	14,353	14,454	3

Total originated loans	4,075	1,094	4,589	9,758	993,786	1,003,544	1,300
Acquired Loans
Commercial and industrial	83	—	—	83	6,291	6,374	—
Commercial real estate	916	—	—	916	139,898	140,814	—
Commercial real estate construction	—	—	—	—	7,130	7,130	—
Residential mortgage	930	304	137	1,371	57,598	58,969	137
Home equity lines of credit	83	—	70	153	25,303	25,456	70
Consumer	—	—	—	—	1,883	1,883	—

Total acquired loans	2,012	304	207	2,523	238,103	240,626	207
Total Loans
Commercial and industrial	$138	$76	$1,503	$1,717	$164,112	$165,829	$4
Commercial real estate	1,352	317	1,400	3,069	489,690	492,759	88
Commercial real estate construction	252	—	—	252	35,308	35,560	—
Residential mortgage	3,936	950	1,637	6,523	419,370	425,893	1,159
Home equity lines of credit	337	29	253	619	107,173	107,792	253
Consumer	72	26	3	101	16,236	16,337	3

Total Loans	$6,087	$1,398	$4,796	$12,281	$1,231,889	$1,244,170	$1,507

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses
Beginning balance—January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(934)	(33)	—	(530)	(148)	(165)	—	(1,810)
Recoveries	36	—	103	32	—	7	—	178
Provisions	276	1,013	(26)	86	147	101	23	1,620

Ending balance—December 31, 2018	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Loans receivables
Ending balance	$174,182	$548,923	$20,298	$434,299	$110,363	$14,400	$—	$1,302,465

Ending balance: individually evaluated for impairment	$—	$6,763	$—	$537	$—	$—	$—	$7,300

Ending balance: collectively evaluated for impairment	$174,182	$542,160	$20,298	$433,762	$110,363	$14,400	$—	$1,295,165

December 31, 2017
Allowance for loan losses
Beginning balance—January 1, 2017	$3,055	$4,968	$147	$3,478	$648	$923	$975	$14,194
Charge-offs	(181)	—	—	(132)	(9)	(139)	—	(461)
Recoveries	21	61	80	62	—	19	—	243
Provisions	324	199	(101)	(182)	(27)	(54)	(159)	—

Ending balance—December 31, 2017	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976

Ending balance: individually evaluated for impairment	$792	$60	$—	$377	$—	$—	$—	$1,229

Ending balance: collectively evaluated for impairment	$2,427	$5,168	$126	$2,849	$612	$749	$816	$12,747

Loans receivables
Ending balance	$165,829	$492,759	$35,560	$425,893	$107,792	$16,337	$—	$1,244,170

Ending balance: individually evaluated for impairment	$1,499	$8,360	$—	$478	$—	$—	$—	$10,337

Ending balance: collectively evaluated for impairment	$164,330	$484,399	$35,560	$425,415	$107,792	$16,337	$—	$1,233,833

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,858,000 and $5,703,000 at December 31, 2018 and 2017, respectively. During 2018, $600,000 new loans or advances were extended and repayments totaled $445,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2018.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2018	2017
Land	$5,050	$5,050
Buildings and improvements	27,509	25,881
Furniture and equipment	14,111	14,856
Construction in process	460	182

	47,130	45,969
Accumulated depreciation	(20,721)	(19,195)

	$26,409	$26,774

        Depreciation expense was $2,108,000 and $1,755,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2018 and 2017, the carrying value of these investments was approximately $1,871,000 and $2,446,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2018	2017
Non-interest bearing demand	$302,394	$279,413
Interest bearing demand	160,718	163,278
Savings	516,872	501,710
Time certificates of deposit of $250,000 or less	307,407	295,279
Time certificates of deposit greater than $250,000	60,701	58,812

	$1,348,092	$1,298,492

        Scheduled maturities of time certificates of deposit at December 31, 2018, were as follows:

Years Ending	In thousands
2019	$213,669
2020	74,837
2021	62,171
2022	12,216
2023	5,215

$368,108

NOTE H—LEASE COMMITMENTS

        Certain branch offices and equipment are leased under agreements which expire at varying dates through 2029. Most leases contain renewal provisions at the Corporation's option. The total rental expense for all operating leases was $890,000 and $642,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE H—LEASE COMMITMENTS (Continued)

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

Years Ending	In thousands
2019	$811
2020	710
2021	617
2022	528
2023	507
Later years	2,186

$5,359

        ACNB leases space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $131,000 and $60,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2018		2017
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$32	2.62%	$—	—%
Securities sold under repurchase agreements	34,616	0.12	36,908	0.12

	$34,648	0.12%	$36,908	0.12%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $4,067,300 at December 31, 2018. The Corporation also has lines of credit that total $29,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2018 and 2017.

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

        The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be

NOTE I—BORROWINGS (Continued)

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

        The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2018 and 2017:

				Gross Amounts Not Offset in the Statements of Condition
			Net Amounts of Liabilities Presented in the Statements of Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition
Dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2018
Repurchase agreements
Commercial customers and government entities(a)	$34,616	$—	$34,616	$(34,616)	$—	$—
December 31, 2017
Repurchase agreements
Commercial customers and government entities(a)	$36,908	$—	$36,908	$(36,908)	$—	$—

(a)
As of December 31, 2018 and 2017, the fair value of securities pledged in connection with repurchase agreements was $39,788,000 and $42,397,000, respectively.

        A summary of long-term debt as of December 31 is as follows:

	2018		2017
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2018	$—	—%	$25,500	1.87%
2019	23,500	1.73%	23,500	1.73%
2020	20,000	1.87%	20,000	1.87%
2021	22,716	2.10%	16,000	2.01%
2022	9,000	2.70%	—	—%
Loan Payable to local bank	2,300	4.50%	4,600	1.53%
Loan Payable to local bank	1,000	5.25%	—	—%
Trust preferred subordinated debt	5,000	6.39%	5,000	6.39%

	$83,516	2.47%	$94,600	2.06%

        The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $685,765,000 from the FHLB, of which $588,734,000 was available at December 31, 2018.

NOTE I—BORROWINGS (Continued)

        The loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

        The loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 5.25% at December 31, 2018. Principal shall be payable when and in amounts demanded by the Bank. The principal balance of this note may be prepaid at anytime without penalty.

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

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2018, $26,090,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2018 and 2017, are as follows:

In thousands	2018	2017
Federal:
Current	$4,036	$4,767
Deferred	388	1,413

	4,424	6,180
State:
Current	479	156
Deferred	69	298

	548	454

	$4,972	$6,634

NOTE K—INCOME TAXES (Continued)

        Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2018 and 2017, are as follows:

	Percentage of Income before Income Taxes
	2018	2017
Federal income tax at statutory rate	21.0%	35.0%
State income taxes, net of federal benefit	1.6%	1.8%
Tax-exempt income	(1.7)%	(5.0)%
Earnings on investment in bank-owned life insurance	(0.9)%	(2.3)%
Rehabilitation and low-income housing credits	(1.1)%	(1.7)%
Reduction of federal tax rate	—%	10.2%
Other	(0.3)%	2.4%

	18.6%	40.4%

        The provision for federal income taxes includes $46,000 and $0 of income taxes related to net gains on sales of securities in 2018 and 2017, respectively. Rehabilitation and low-income housing income tax credits were $287,000, during 2018 and 2017, respectively. Projected credits are $287,000 in 2019 and 2020, and $589,000 thereafter.

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,054	$3,052
Available for sale securities	409	282
Accrued deferred compensation	884	852
Pension	2,207	1,789
Other-than-temporary impairment	43	43
Nonaccrual interest	192	171
Deferred director fees	589	520
Acquisition accounting	785	1,357
Other	602	521

	8,765	8,587

Deferred tax liabilities:
Deferred loan fees	101	114
Available for sale securities	—	—
Prepaid pension benefit cost	4,289	4,248
Prepaid expenses	130	132
Accumulated depreciation	347	426
Goodwill/intangibles	1,056	928

	5,923	5,848

Net Deferred Tax Asset included in Other Assets	$2,842	$2,739

NOTE K—INCOME TAXES (Continued)

        The Corporation did not have any uncertain tax positions at December 31, 2018 and 2017. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

        Years that remain open for potential review by the Internal Revenue Service are 2015 through 2018.

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

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2018 and 2017, are as follows:

		Fair Value Measurements at December 31, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,413	$—	$118,413	$—
Mortgage-backed securities, residential		33,811	—	33,811	—
State and municipal		9,506	—	9,506	—

Total securities available for sale	Recurring	$161,730	$—	$161,730	$—

Equity securities with readily determinable fair values	Recurring	$1,839	$1,839	$—	$—

Collateral dependent impaired loans	Non-recurring	$3,883	$—	$—	$3,883

		Fair Value Measurements at December 31, 2017
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$104,083	$—	$104,083	$—
Mortgage-backed securities, residential		34,833	—	34,833	—
State and municipal		13,294	—	13,294	—
Corporate bonds		5,057	—	5,057	—

Total securities available for sale	Recurring	$157,267	$—	$157,267	$—

Equity securities with readily determinable fair values	Recurring	$1,784	$1,784	$—	$—

Collateral dependent impaired loans	Non-recurring	$5,426	$—	$—	$5,426

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2018
Impaired loans	$3,883	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(16)%
December 31, 2017
Impaired loans	$5,426	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(36)%

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, exit pricing concept fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2018:

	December 31, 2018
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,105	$20,105	$8,190	$11,915	$—
Interest-bearing deposits in banks	20,800	20,800	20,800	—	—
Equity securities available for sale	1,839	1,839	1,839	—	—
Investment securities available for sale	161,730	161,730	—	161,730	—
Investment securities held to maturity	27,266	26,911	—	26,911	—
Loans held for sale	408	408	—	408	—
Loans, less allowance for loan losses	1,288,501	1,272,393	—	—	1,272,393
Accrued interest receivable	3,670	3,670	—	3,670	—
Restricted investment in bank stocks	4,336	4,336	—	4,336	—
Financial liabilities:
Demand deposits and savings	979,964	979,964	—	979,964	—
Time deposits	368,128	364,093	—	364,093	—
Short-term borrowings	34,648	34,648	—	34,648	—
Long-term borrowings	78,516	78,545	—	78,545	—
Trust preferred subordinated debt	5,000	4,701	—	4,701	—
Accrued interest payable	1,163	1,163	—	1,163	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2017:

	December 31, 2017
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,304	$19,304	$8,313	$10,991	$—
Interest-bearing deposits in banks	15,137	15,137	15,137	—	—
Equity securities available for sale	1,784	1,784	1,784	—	—
Investment securities available for sale	157,267	157,267	—	157,267	—
Investment securities held to maturity	44,829	44,549	—	44,549	—
Loans held for sale	1,736	1,736	—	1,736	—
Loans, less allowance for loan losses	1,230,194	1,213,932	—	—	1,213,932
Accrued interest receivable	3,670	3,670	—	3,670	—
Restricted investment in bank stocks	4,773	4,773	—	4,773	—
Financial liabilities:
Demand deposits and savings	944,401	944,401	—	944,401	—
Time deposits	354,091	351,055	—	351,055	—
Short-term borrowings	36,908	36,908	—	36,908	—
Long-term borrowings	89,600	89,571	—	89,571	—
Trust preferred subordinated debt	5,000	4,692	—	4,692	—
Accrued interest payable	1,163	1,163	—	1,163	—
Off-balance sheet financial instruments	—	—	—	—	—

NOTE M—RETIREMENT PLANS

        The Corporation's banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

        A measurement date of December 31 has been used for the fiscal years ended December 31, 2018 and 2017.

NOTE M—RETIREMENT PLANS (Continued)

In thousands	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$31,547	$28,625
Service cost	860	839
Interest cost	1,096	1,135
Change in assumptions	(1,944)	2,040
Benefits paid	(1,221)	(1,092)

Benefit obligation at end of year	30,338	31,547

Change in plan assets:
Fair value of plan assets at beginning of year	42,439	38,715
Actual return on plan assets	(1,538)	4,816
Employer contribution	—	—
Benefits paid	(1,221)	(1,092)

Fair value of plan assets at end of year	39,680	42,439

Funded Status, included in other assets	$9,342	$10,892

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$9,773	$7,924
Prior service cost	—	—

Total included in accumulated other comprehensive loss (pretax)	$9,773	$7,924

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$850
Prior service cost	—

$850

        The accumulated benefit obligation totaled $29,115,000 and $30,228,000 at December 31, 2018 and 2017, respectively.

        For the years ended December 31, 2018 and 2017 the mortality assumptions were derived using the mortality rates from RP-2006 (underlying baseline table from SOA RP-2014 study based on experience data for private pension plans of 2006, the central year of experience data 2004-2008).

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit (income) costs related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2018	2017
Components of net periodic benefit (income) cost:
Service cost	$860	$839
Interest cost	1,096	1,135
Expected return on plan assets	(2,770)	(2,518)
Recognized net actuarial loss	515	676
Amortization of prior service cost	—	—

Net Periodic Benefit (Income) Cost	(299)	132

Net loss (gain)	2,365	(259)
Amortization of net loss	(515)	(676)
Amortization of prior service cost	—	—

Total recognized in other comprehensive loss (income)	$1,850	$(935)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,551	$(803)

        For the years ended December 31, 2018 and 2017, the assumptions used to determine the benefit obligation are as follows:

	2018	2017
Discount rate	4.10%	3.55%
Rate of compensation increase	3.50%	3.50%

        For the years ended December 31, 2018 and 2017, the assumptions used to determine the net periodic benefit (income) cost are as follows:

	2018	2017
Discount rate	3.55%	4.05%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2018 and 2017, are as follows:

	2018	2017
Equity securities	63%	50%
Debt securities	34%	44%
Short-term fixed income	—%	—%
Real estate	3%	6%

	100%	100%

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

        Equity securities included Corporation common stock in amounts of $2,882,000, or 7% of total plan assets, and $2,114,000, or 5% of total plan assets, at December 31, 2018 and 2017, respectively.

        Fair value measurements at December 31, 2018, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$25,150	$2,882	$22,268	$—
Debt securities	13,376	—	13,376	—
Real estate	1,154	—	1,154	—

        Fair value measurements at December 31, 2017, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$21,423	$2,114	$19,309	$—
Debt securities	18,668	—	18,668	—
Real estate	2,348	—	2,348	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2019. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 353 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2019	$1,500
2020	1,520
2021	1,650
2022	1,670
2023	1,790
2024-2028	9,360

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 4% of an employee's compensation contributed to the plan. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $664,000 and $626,000 for 2018 and 2017, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG's contributions to and expenses for the plan were $97,000 and $86,000 for 2018 and 2017, respectively.

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2018 and 2017, totaled $2,932,000 and $2,803,000, respectively. The annual expense included in salaries and benefits expense totaled $463,000 and $279,000 during the years ended December 31, 2018 and 2017, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

        In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2018, 15,618 shares were issued under this plan with proceeds in the amount of $528,000. During 2017, 14,967 shares were issued under this plan with proceeds in the amount of $362,000. Proceeds are used for general corporate purposes.

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

        The acquisition of New Windsor Bancorp, Inc. resulted in 938,360 new ACNB shares issued to the New Windsor Bancorp, Inc. shareholders valued at $28,620,000 in 2017.

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

  •
  a minimum leverage ratio of 4.0%.

        In addition, the final rules establish a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The 2.5% (after a 0.625% per year phase-in period) for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The required capital conservation buffer was 1.875% at December 31, 2018.

        Management believes, as of December 31, 2018, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2018, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank's category.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount(1)		Ratio(1)	Amount		Ratio
CORPORATION
As of December 31, 2018
Tier 1 leverage ratio (to average assets)	$158,404	9.66%	$	≥65,568	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	158,404	13.19		≥54,026	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	158,404	13.19		≥72,034	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	172,449	14.36		≥96,046	≥8.0		N/A	N/A
As of December 31, 2017
Tier 1 leverage ratio (to average assets)	$144,376	9.04%	$	≥63,871	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	144,376	12.79		≥50,796	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	144,376	12.79		≥67,728	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	158,479	14.04		≥90,304	≥8.0		N/A	N/A
BANK
As of December 31, 2018
Tier 1 leverage ratio (to average assets)	$154,215	9.44%	$	≥65,348	≥4.0%	$	≥81,686	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	154,215	12.89		≥53,826	≥4.5		≥77,748	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	154,215	12.89		≥71,768	≥6.0		≥95,690	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	168,260	14.07		≥95,690	≥8.0		≥119,613	≥10.0
As of December 31, 2017
Tier 1 leverage ratio (to average assets)	$138,811	8.70%	$	≥68,857	≥4.0%	$	≥79,822	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	138,811	12.34		≥50,639	≥4.5		≥73,145	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	138,811	12.34		≥67,519	≥6.0		≥90,025	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	152,868	13.58		≥90,025	≥8.0		≥112,532	≥10.0

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2018 and 2017, for guarantees under standby letters of credit issued is not material.

        In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for Russell Insurance Group, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by the borrower. A draw of $1,000,000 was taken on this commercial line of credit since its inception. The liability is recorded for the drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor's obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2018	2017
Commitments to extend credit	$279,729	$264,368
Standby letters of credit	3,909	6,362

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2018	2017
ASSETS
Cash	$7,391	$9,440
Investment in banking subsidiary	156,651	143,288
Investment in other subsidiaries	9,389	8,517
Investments in low-income housing partnerships	240	689
Securities and other assets	1,271	1,548
Receivable from banking subsidiary	518	118

Total Assets	$175,460	$163,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$7,300	$9,600
Other liabilities	23	34
Stockholders' equity	168,137	153,966

Total Liabilities and Stockholders' Equity	$175,460	$163,600

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2018	2017
Dividends from banking subsidiary	$6,261	$5,233
Gain on sale of securities	47	—
Other income	35	31

	6,343	5,264
Expenses	1,421	1,572

	4,922	3,692
Income tax benefit	547	507

	5,469	4,199
Equity in undistributed earnings of subsidiaries	16,279	5,589

Net Income	$21,748	$9,788

Comprehensive Income	$19,623	$9,903

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,748	$9,788
Equity in undistributed earnings of subsidiaries	(16,279)	(5,589)
(Increase) Decrease in receivable from banking subsidiary	(400)	12
Gain on sale of securities	47	—
Other	669	129

Net Cash Provided by Operating Activities	5,785	4,340

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment from subsidiary	—	1,000
Outlay for business combination	—	(4,445)

Net Cash Used in Investing Activities	—	(3,445)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—	4,600
Repayments on long-term debt	(2,300)	—
Proceeds from issuance of common stock	727	615
Dividends paid	(6,261)	(5,233)

Net Cash Used in Financing Activities	(7,834)	(18)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,049)	877
CASH AND CASH EQUIVALENTS—BEGINNING	9,440	8,563

CASH AND CASH EQUIVALENTS—ENDING	$7,391	$9,440

NOTE R—GOODWILL AND OTHER INTANGIBLES

        On January 5, 2005, ACNB Corporation completed its acquisition of Russell Insurance Group, Inc. (RIG) of Westminster, Maryland. The acquisition of RIG resulted in goodwill of approximately $6,308,000.

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp Inc. (New Windsor) of Taneytown, Maryland. The acquisition of New Windsor resulted in goodwill of approximately $13,272,000 and generated $2,418,000 in core deposit intangibles.

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to fifteen years.

        Combining goodwill resulting from this transaction with existing goodwill from the 2005 RIG purchase of $6,308,000, total goodwill included in the Corporation's consolidated statement of condition is $19,580,000. Goodwill is not deductible for federal income tax purposes. Goodwill, which has an

NOTE R—GOODWILL AND OTHER INTANGIBLES (Continued)

indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any impairment on RIG's or the Bank's outstanding goodwill from its most recent testing. There are no impairment losses associated with goodwill as of December 31, 2018 and 2017. Additionally, there are no accumulated impairment losses associated with goodwill as of December 31, 2018 and 2017. No change occurred during the year with RIG's goodwill, $6,308,000, or the Bank's goodwill of $13,272,000.

        The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

		2018		2017
Year Purchased	Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
2005		$3,282	$3,282	$3,282	$3,282
2007		637	637	637	637
2008		1,165	1,165	1,165	1,101
2009		1,300	1,300	1,300	1,170
2010		33	30	33	26
2014		77	39	77	31
2015		173	67	173	49
2018		2,583	90	—	—

	RIG amortized intangible assets	9,250	6,623	6,667	6,296
2017	New Windsor core deposit intangibles	2,418	638	2,418	220

		$11,668	$7,261	$9,085	$6,516

        Amortization expense was $745,000 and $537,000 for the years ended December 31, 2018 and 2017, respectively.

        Amortization of the intangible assets for the five years subsequent to December 31, 2018, is expected to be as follows:

Years Ending	In thousands
2019	$683
2020	635
2021	591
2022	547
2023	503
Thereafter	1,448

NOTE S—SEGMENT AND RELATED INFORMATION

        The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

NOTE S—SEGMENT AND RELATED INFORMATION (Continued)

        Segment information for 2018 and 2017 is as follows:

In thousands	Banking	Insurance	Total
2018
Net interest income and other income from external customers	$67,654	$5,389	$73,043
Income before income taxes	25,515	1,205	26,720
Total assets	1,634,750	12,974	1,647,724
Capital expenditures	1,341	402	1,743
2017
Net interest income and other income from external customers	$55,763	$4,738	$60,501
Income before income taxes	15,585	837	16,422
Total assets	1,586,064	9,368	1,595,432
Capital expenditures	1,727	30	1,757

NOTE T—NEW WINDSOR ACQUISITION

        On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp Inc. (New Windsor) of Taneytown, Maryland. New Windsor was a locally owned and managed institution with seven locations in north central Maryland that complemented, enhanced and expanded ACNB's physical presence in north central Maryland. ACNB transacted the acquisition to enhance its competitive strategic position, potential prospective business opportunities, operations, management, prospective financial condition, future earnings and business prospects. Specifically, ACNB believes that the acquisition will enhance its business opportunities in Northern Maryland due to the combined company having a greater market share, market presence and the ability to offer more diverse (i.e. Trust Services) and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and potentially improve funding costs. The fair value of total assets acquired as a result of the acquisition totaled $319.8 million, loans totaled $263.5 million and deposits totaled $293.3 million. Goodwill recorded in the acquisition was $13.3 million. In accordance with the terms of the Reorganization Agreement, dated November 21, 2016, as amended, New Windsor shareholders received, in aggregate, $4.5 million in cash and 938,360 shares of ACNB common stock or approximately 13% of the post transaction outstanding shares of the Corporation's common stock. The transaction was valued at $33.3 million based on the Corporation's June 30, 2017 closing price of $30.50 as quoted on NASDAQ. The results of the combined entity's operations are included in the Corporation's Consolidated Financial Statements from the date of acquisition.

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

NOTE T—NEW WINDSOR ACQUISITION (Continued)

        The following table summarizes the consideration paid for New Windsor and the fair value of assets acquired and liabilities assumed as of the acquisition date:

  Purchase Price Consideration in Common Stock

New Windsor shares of common stock outstanding	1,003,703
Shares paid cash consideration	150,555
Cash consideration (per New Windsor share)	$30.00
Cash portion of purchase price	$4,519,995
New Windsor shares of common stock outstanding	1,003,703
Shares of common stock paid stock consideration	853,148
Exchange ratio	1.10
Total ACNB shares of common stock issued	938,360
ACNB's share price of common stock for purposes of calculation	$30.50
Equity portion of purchase price	$28,619,980
Cost of shares owned by buyer	$150,000
Total consideration paid	$33,289,975

Allocation of Purchase Price	In thousands
Total Purchase Price		$33,290
Fair Value of Assets Acquired
Cash and cash equivalents	10,964
Investment securities	21,624
Loans held for sale	1,463
Loans	263,450
Restricted stock	486
Premises and equipment	8,624
Core deposit intangible asset	2,418
Other assets	10,792

Total assets	319,821
Fair Value of Liabilities Assumed
Non-interest bearing deposits	80,006
Interest bearing deposits	213,327
Subordinated debt	4,688
Other liabilities	1,782

Total liabilities	299,803
Net Assets Acquired		20,018

Goodwill Recorded in Acquisition		$13,272

        Pursuant to the accounting requirements, the Corporation assigned a fair value to the assets acquired and liabilities assumed of New Windsor. ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."

        Goodwill and core deposit intangibles are allocated to the banking business segment.

NOTE T—NEW WINDSOR ACQUISITION (Continued)

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

NOTE T—NEW WINDSOR ACQUISITION (Continued)

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

NOTE T—NEW WINDSOR ACQUISITION (Continued)

$312,500, which is being amortized into income on a level yield amortization method based upon the assumed market rate, and the term of the trust preferred subordinated debt instrument.

NOTE U—REVENUE RECOGNITION

        As disclosed in Note A, as of January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the cumulative effect approach. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

        Additional disclosures related to the Corporation's largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

  Income from fiduciary, investment management and brokerage activities—ACNB Bank's Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB's Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation's geographic markets. Assets held by the Corporation's Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $342,000,000 and $327,000,000 at December 31, 2018 and 2017, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

  The majority of trust services revenue is earned and collected monthly, with the amount determined based on the investment funds in each trust multiplied by a fee schedule for type of trust. Each trust has one integrated set of performance obligations so no allocation is required. The performance obligation is met by performing the identified fiduciary service. Successful performance is confirmed by ongoing internal and regulatory control, measurement is by valuing the trust assets at a monthly date to which a fee schedule is applied. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

  Service charges on deposit accounts—Deposits are included as liabilities in the consolidated balance sheets. Service charges on deposit accounts include: overdraft fees, which are charged when customers overdraw their accounts beyond available funds; automated teller machine (ATM) fees charged for withdrawals by deposit customers from other financial institutions' ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. Incremental costs of obtaining deposit contracts are not significant

NOTE U—REVENUE RECOGNITION (Continued)

  and are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

  Interchange revenue from debit card transactions—The Corporation issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation's debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers' use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation's deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2018. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2018, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

        ACNB's independent registered public accounting firm, RSM US LLP, has issued an attestation report on ACNB's internal control over financial reporting. This report appears on the following page.

/s/ JAMES P. HELT James P. Helt President & Chief Executive Officer	/s/ DAVID W. CATHELL David W. Cathell Executive Vice President/Treasurer & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ACNB Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

        We have audited ACNB Corporation and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 8, 2019 expressed an unqualified opinion.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 8, 2019

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2019 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as revised and approved by the Corporation's Board of Directors on February 26, 2019, is available under the Governance Documents section of the Investor Relations page of ACNB Bank's website at www.acnb.com. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President/Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Compensation and Plan Information", "Executive Compensation and Employee Benefits" and "Potential Payments Upon Termination or Change In Control" in ACNB Corporation's 2019 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2019 definitive Proxy Statement.

        The following table provides information about shares of the Corporation's stock that may be issued under existing equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	573,955
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	573,955

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2019 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2019 definitive Proxy Statement.

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
Exhibit 2.2

Amendment No. 2 to Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of April 18, 2017. (Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on August 4, 2017.)

Exhibit 3(i)	Amended and Restated Articles of Incorporation of ACNB Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on May 7, 2018.)
Exhibit 3(ii)	Amended and Restated Bylaws of ACNB Corporation. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on May 7, 2018.)

Exhibit 10.1

ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.2

Amended and Restated Executive Supplemental Life Insurance Plan—Applicable to Thomas A. Ritter, James P. Helt, David W. Cathell, Lynda L. Glass and Douglas A. Seibel. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

Exhibit 10.9

Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 23, 2009.)

Exhibit 10.10	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant's Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.11

Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.12

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

Exhibit 10.17

ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

Exhibit 10.18

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

Exhibit 10.20

First Amendment to the Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.21

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

Exhibit 10.23

Employment Agreement by and between ACNB Bank and Douglas A. Seibel dated as of November 15, 2016. (Incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

Exhibit 10.24

Amended and Restated Employment Agreement between ACNB Corporation, ACNB Bank and James P. Helt dated as of August 14, 2018. (Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on November 2, 2018.)

Exhibit 18

Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of RSM US LLP.
Exhibit 23.2	Consent of BDO USA, LLP.
Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.
Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

ITEM 16—FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)	March 8, 2019 Date

By:	/s/ JAMES P. HELT James P. Helt President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 2019, by the following persons in the capacities indicated.

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