Form 10-Q
period 2019-03-31
ACNB CORP
filed 2019-05-03
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 1-35015

ACNB CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2233457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16 Lincoln Square, Gettysburg, Pennsylvania	17325
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 334-3161

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, $2.50 par value per share	ACNB	The NASDAQ Stock Market, LLC

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

The number of shares of the Registrant’s Common Stock outstanding on May 3, 2019, was 7,049,682.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2019	March 31, 2018	December 31, 2018
ASSETS

Cash and due from banks	$18,068	$16,467	$20,105
Interest bearing deposits with banks	43,285	43,730	20,800

Total Cash and Cash Equivalents	61,353	60,197	40,905

Equity securities with readily determinable fair values	1,872	1,760	1,839
Debt securities available for sale	160,949	155,620	161,730
Securities held to maturity, fair value $25,871; $40,758; $26,911	26,073	41,378	27,266
Loans held for sale	300	474	408
Loans, net of allowance for loan losses $14,020; $13,417; $13,964	1,287,315	1,224,337	1,288,501
Premises and equipment	26,046	26,609	26,409
Right of use asset	3,804	—	—
Restricted investment in bank stocks	4,382	4,802	4,336
Investment in bank-owned life insurance	49,768	45,692	48,003
Investments in low-income housing partnerships	1,780	2,330	1,871
Goodwill	19,580	19,580	19,580
Intangible assets	4,303	2,985	4,407
Foreclosed assets held for resale	48	630	155
Other assets	23,586	24,621	22,314

Total Assets	$1,671,159	$1,611,015	$1,647,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$320,351	$290,333	$302,394
Interest bearing	1,046,707	1,023,081	1,045,698

Total Deposits	1,367,058	1,313,414	1,348,092

Short-term borrowings	29,759	33,435	34,648
Long-term borrowings	82,407	95,316	83,516
Lease liability	3,804	—	—
Other liabilities	14,338	12,245	13,331

Total Liabilities	1,497,366	1,454,410	1,479,587

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,112,282, 7,097,140 and 7,108,620 shares issued; 7,049,682, 7,034,540 and 7,046,020 shares outstanding	17,781	17,743	17,772
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	38,578	38,070	38,448
Retained earnings	126,105	109,801	121,862
Accumulated other comprehensive loss	(7,943)	(8,281)	(9,217)

Total Stockholders’ Equity	173,793	156,605	168,137

Total Liabilities and Stockholders’ Equity	$1,671,159	$1,611,015	$1,647,724

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,668	$14,157
Securities:
Taxable	971	903
Tax-exempt	44	65
Dividends	94	78
Other	108	52

Total Interest Income	16,885	15,255

INTEREST EXPENSE
Deposits	1,685	1,134
Short-term borrowings	31	16
Long-term borrowings	504	543

Total Interest Expense	2,220	1,693

Net Interest Income	14,665	13,562

PROVISION FOR LOAN LOSSES	150	250

Net Interest Income after Provision for Loan Losses	14,515	13,312

OTHER INCOME
Service charges on deposit accounts	938	816
Income from fiduciary, investment management and brokerage activities	592	571
Earnings on investment in bank-owned life insurance	264	257
Gain on life insurance proceeds	—	52
Net gains (losses) on equity securities	33	(33)
Service charges on ATM and debit card transactions	538	530
Commissions from insurance sales	1,320	1,201
Other	255	318

Total Other Income	3,940	3,712

OTHER EXPENSES
Salaries and employee benefits	6,965	6,627
Net occupancy	863	779
Equipment	1,103	1,162
Other tax	262	206
Professional services	200	369
Supplies and postage	206	215
Marketing and corporate relations	139	103
FDIC and regulatory	169	184
Intangible assets amortization	155	184
Foreclosed real estate (income) expenses	(53)	48
Other operating	1,252	1,109

Total Other Expenses	11,261	10,986

Income before Income Taxes	7,194	6,038

PROVISION FOR INCOME TAXES	1,330	1,125

Net Income	$5,864	$4,913

PER SHARE DATA
Basic earnings	$0.83	$0.70
Cash dividends declared	$0.23	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2019	2018
NET INCOME	$5,864	$4,913

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $323 and $(375), respectively	1,110	(1,289)

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $0, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $48 and $29, respectively (B) (C)	164	100

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,274	(1,189)

TOTAL COMPREHENSIVE INCOME	$7,138	$3,724

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2019 and 2018

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE — JANUARY 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966

Net income	—	—	—	4,913	—	4,913

Other comprehensive loss, net of taxes	—	—	—	—	(1,189)	(1,189)

Common stock shares issued (4,138 shares)	10	—	111	—	—	121

Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13

Restricted stock compensation expense	—	—	186	—	—	186

Cash dividends declared	—	—	—	(1,405)	—	(1,405)

BALANCE — MARCH 31, 2018	$17,743	$(728)	$38,070	$109,801	$(8,281)	$156,605

BALANCE — JANUARY 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137

Net income	—	—	—	5,864	—	5,864

Other comprehensive income, net of taxes	—	—	—	—	1,274	1,274

Common stock shares issued (3,662 shares)	9	—	4	—	—	13

Restricted stock compensation expense	—	—	126	—	—	126

Cash dividends declared	—	—	—	(1,621)	—	(1,621)

BALANCE — MARCH 31, 2019	$17,781	$(728)	$38,578	$126,105	$(7,943)	$173,793

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,864	$4,913
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(73)	(138)
Gain on sales of foreclosed assets held for resale, including writedowns	(66)	(9)
Earnings on investment in bank-owned life insurance	(264)	(257)
(Gain) loss on equity securities	(33)	33
Restricted stock compensation expense	126	186
Depreciation and amortization	678	706
Provision for loan losses	150	250
Net amortization of investment securities premiums	93	120
Increase in accrued interest receivable	(502)	(588)
Increase in accrued interest payable	250	175
Mortgage loans originated for sale	(3,704)	(6,186)
Proceeds from sales of loans originated for sale	3,885	7,586
Increase in other assets	(660)	(98)
Decrease in deferred tax expense	110	195
Increase in other liabilities	968	733
Net Cash Provided by Operating Activities	6,822	7,621
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,193	3,449
Proceeds from maturities of investment securities available for sale	2,121	3,842
Purchase of investment securities available for sale	—	(3,986)
Purchase of equity securities	(500)	—
Purchase of restricted investment in bank stocks	(46)	(29)
Net decrease in loans	988	5,372
Purchase of bank-owned life insurance	(1,500)	(500)
Insurance book- acquisition	(50)	(600)
Capital expenditures	(161)	(357)
Proceeds from sales of foreclosed real estate	221	50
Net Cash Provided by Investing Activities	2,266	7,241
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	17,957	10,920
Net increase in time certificates of deposits and interest bearing deposits	1,009	4,002
Net decrease in short-term borrowings	(4,889)	(3,473)
Proceeds from long-term borrowings	7,000	8,716
Repayments on long-term borrowings	(8,109)	(8,000)
Dividends paid	(1,621)	(1,405)
Common stock issued	13	134
Net Cash Provided by Financing Activities	11,360	10,894

Net Increase in Cash and Cash Equivalents	20,448	25,756

CASH AND CASH EQUIVALENTS — BEGINNING	40,905	34,441

CASH AND CASH EQUIVALENTS — ENDING	$61,353	$60,197
Supplemental disclosures of cash flow information
Interest paid	$1,970	$1,518
Income taxes paid	$—	$500
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$48	$235

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-two community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There are also loan production offices situated in York County, Pennsylvania and Hunt Valley, Maryland.

On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. At the effective time of the acquisition, New Windsor merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (NWSB) with and into ACNB Bank. ACNB Bank now operates in the Maryland market as “NWSB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via a network of seven community banking offices located in Carroll County, Maryland.

RIG is a full-service insurance agency based in Westminster, Maryland, with additional locations in Germantown, Maryland, and Jarrettsville, Maryland. The agency offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2018 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 8, 2019. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 2019, the Corporation adopted ASU 2016-02, Leases, and all subsequent amendments to the ASU (collectively “Topic 842”). From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. Under the optional transition method, only the most recent period presented will reflect the adoption of Topic 842 and the comparative prior periods will be reported under the previous guidance in Topic 840. The Corporation recorded a $4 million right-of-use asset and lease liability, which represents all of its operating lease commitments, based on the present value of committed lease payments. The ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, Leases (Topic 842). The Corporation adopted the new practical expedient which will allow the Corporation to elect, by class of underlying asset, to not separate nonlease components from the associated lease component when specified conditions are met. Examples of nonlease components include equipment maintenance services, common area maintenance services in real estate, or other goods or services provided to the lessee apart from the right to use the underlying asset. The practical expedient must be applied consistently for all lease contracts. The effect on operations and capital adequacy was not material.

On January 1, 2019, the Corporation adopted ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for premiums on purchased callable debt securities to the earliest call date (i.e., yield-to-earliest call amortization), rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount. The amendments apply to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates. If a security may be prepaid based upon prepayments of the underlying loans, not because the issuer exercised a date specific call option, it is excluded from the scope of the new standard. However, for instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the amendments. Further, the amendments apply to all premiums on callable debt securities, regardless of how they were generated. The amendments require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional future call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date. The adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

The Corporation adopted ASU 2018-09, Codification Improvements. The ASU contains various improvements to various topics in the codification, including clarification that an entity must disclose the required and actual amounts of regulatory capital for each measure of regulatory capital for which the entity must comply. The adoption of this ASU did not impact the Corporation’s consolidated financial condition or results of operations since the Corporation already discloses capital requirements within the Management’s Discussion and Analysis section of this Form 10-Q.

The Corporation early adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes, modifies and adds to existing fair value measurement disclosure requirements. The ASU would be effective for all entities in fiscal years beginning after December 15, 2019, including interim periods, which is first effective for calendar year entities in the March 31, 2020, interim financial statements. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

2.              Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,046,671 and 7,025,593 weighted average shares of common stock outstanding for the three months ended March 31, 2019 and 2018, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of March 31, 2019, 25,945 shares were issued under this plan, of which 19,485 were fully vested, 4,240 shares vested during the quarter, and the remaining 2,220 will vest over the next year. No further shares may be issued under this restricted stock plan. Plan expense is recognized over the vesting period of the stock issued under the plan. $126,000 and $186,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2019 and 2018, respectively. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the 2009 Restricted Stock Plan to add the 2018 Omnibus Stock Incentive Plan to the registration statement.

3.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Service cost	$174	$215
Interest cost	303	274
Expected return on plan assets	(637)	(692)
Amortization of net loss	212	128

Net Periodic Benefit Expense	$52	$(75)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2018, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2019. As of March 31, 2019, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 353 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,757,000 in standby letters of credit as of March 31, 2019. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2019, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — MARCH 31, 2019	$(541)	$(7,402)	$(7,943)
BALANCE — DECEMBER 31, 2018	$(1,651)	$(7,566)	$(9,217)
BALANCE — MARCH 31, 2018	$(2,246)	$(6,035)	$(8,281)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2019 and 2018, is as follows:

In thousands	Banking	Insurance	Total
2019
Net interest income and other income from external customers	$17,286	$1,319	$18,605
Income before income taxes	6,945	249	7,194
Total assets	1,658,919	12,240	1,671,159
Capital expenditures	161	—	161

2018
Net interest income and other income from external customers	$16,074	$1,200	$17,274
Income before income taxes	5,818	220	6,038
Total assets	1,601,028	9,987	1,611,015
Capital expenditures	357	—	357

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

7.              Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss). As of January 1, 2018, equity securities with readily determinable fair values are recorded at fair value with changes in fair value recognized in net income. Prior to 2018, fair value changes were reported, net of tax, in other comprehensive income (loss).

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

Amortized cost and fair value of securities at March 31, 2019, and December 31, 2018, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE

MARCH 31, 2019
U.S. Government and agencies	$119,831	$358	$1,402	$118,787
Mortgage-backed securities, residential	32,347	390	105	32,632
State and municipal	9,470	72	12	9,530
	$161,648	$820	$1,519	$160,949

DECEMBER 31, 2018
U.S. Government and agencies	$120,420	$142	$2,149	$118,413
Mortgage-backed securities, residential	33,960	194	343	33,811
State and municipal	9,482	60	36	9,506
	$163,862	$396	$2,528	$161,730

SECURITIES HELD TO MATURITY

MARCH 31, 2019
U.S. Government and agencies	$7,000	$—	$41	$6,959
Mortgage-backed securities, residential	19,073	10	171	18,912
	$26,073	$10	$212	$25,871
DECEMBER 31, 2018
U.S. Government and agencies	$7,000	$—	$69	$6,931
Mortgage-backed securities, residential	20,266	4	290	19,980
	$27,266	$4	$359	$26,911

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2019
MARCH 31, 2019
CRA Mutual Fund	$1,012	$16	$—	$1,028
Stock in other banks	827	37	20	844
	$1,839	$53	$20	$1,872

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2018
MARCH 31, 2018
CRA Mutual Fund	$1,044	$—	$25	$1,019
Stock in other banks	749	7	15	741
	$1,793	$7	$40	$1,760

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019, and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE

MARCH 31, 2019
U.S. Government and agencies	$—	$—	$86,876	$1,402	$86,876	$1,402
Mortgage-backed securities, residential	9	1	13,364	104	13,373	105
State and municipal	—	—	2,062	12	2,062	12
	$9	$1	$102,302	$1,518	$102,311	$1,519

DECEMBER 31, 2018
U.S. Government and agencies	$1,997	$5	$87,216	$2,144	$89,213	$2,149
Mortgage-backed securities, residential	9,410	134	8,586	209	17,996	343
State and municipal	—	—	2,696	36	2,696	36
	$11,407	$139	$98,498	$2,389	$109,905	$2,528

SECURITIES HELD TO MATURITY

MARCH 31, 2019
U.S. Government and agencies	$—	$—	$6,959	$41	$6,959	$41
Mortgage-backed securities, residential	1,324	6	13,915	165	15,239	171
	$1,324	$6	$20,874	$206	$22,198	$212

DECEMBER 31, 2018
U.S. Government and agencies	$2,975	$25	$3,956	$44	$6,931	$69
Mortgage-backed securities, residential	5,408	59	12,636	231	18,044	290
	$8,383	$84	$16,592	$275	$24,975	$359

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2019, forty-eight available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 4% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2019, twenty-two available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 15% of amortized cost. Twenty of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2019, seven available for sale state and municipal securities had unrealized losses that individually did not exceed 2% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2019, five held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2019, twenty-seven held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. Twenty-four of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2019, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2019, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$8,772	$8,747	$3,000	$2,983
Over 1 year through 5 years	120,330	119,369	4,000	3,976
Over 5 years through 10 years	199	201	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	32,347	32,632	19,073	18,912
	$161,648	$160,949	$26,073	$25,871

The Corporation did not sell any securities available for sale during the first quarters of 2019 or 2018.

At March 31, 2019, and December 31, 2018, securities with a carrying value of $164,002,000 and $165,792,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2019, and December 31, 2018:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2019
Originated Loans
Commercial and industrial	$166,974	$2,864	$854	$—	$170,692
Commercial real estate	386,932	21,102	8,737	—	416,771
Commercial real estate construction	25,421	819	—	—	26,240
Residential mortgage	375,627	6,778	295	—	382,700
Home equity lines of credit	91,775	341	—	—	92,116
Consumer	14,092	—	—	—	14,092
Total Originated Loans	1,060,821	31,904	9,886	—	1,102,611
Acquired Loans
Commercial and industrial	4,295	192	130	—	4,617
Commercial real estate	119,053	5,256	3,193	—	127,502
Commercial real estate construction	2,778	708	—	—	3,486
Residential mortgage	38,581	2,026	3,119	—	43,726
Home equity lines of credit	18,713	88	416	—	19,217
Consumer	176	—	—	—	176
Total Acquired Loans	183,596	8,270	6,858	—	198,724
Total Loans
Commercial and industrial	171,269	3,056	984	—	175,309
Commercial real estate	505,985	26,358	11,930	—	544,273
Commercial real estate construction	28,199	1,527	—	—	29,726
Residential mortgage	414,208	8,804	3,414	—	426,426
Home equity lines of credit	110,488	429	416	—	111,333
Consumer	14,268	—	—	—	14,268
Total Loans	$1,244,417	$40,174	$16,744	$—	$1,301,335

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2018
Originated Loans
Commercial and industrial	$166,035	$2,902	$161	$—	$169,098
Commercial real estate	393,987	18,079	7,899	—	419,965
Commercial real estate construction	15,471	835	—	—	16,306
Residential mortgage	381,525	6,492	733	—	388,750
Home equity lines of credit	90,941	334	—	—	91,275
Consumer	14,174	—	—	—	14,174
Total Originated Loans	1,062,133	28,642	8,793	—	1,099,568
Acquired Loans
Commercial and industrial	4,803	134	147	—	5,084
Commercial real estate	120,321	5,112	3,525	—	128,958
Commercial real estate construction	3,276	716	—	—	3,992
Residential mortgage	41,193	1,896	2,460	—	45,549
Home equity lines of credit	18,614	88	386	—	19,088
Consumer	226	—	—	—	226
Total Acquired Loans	188,433	7,946	6,518	—	202,897
Total Loans
Commercial and industrial	170,838	3,036	308	—	174,182
Commercial real estate	514,308	23,191	11,424	—	548,923
Commercial real estate construction	18,747	1,551	—	—	20,298
Residential mortgage	422,718	8,388	3,193	—	434,299
Home equity lines of credit	109,555	422	386	—	110,363
Consumer	14,400	—	—	—	14,400
Total Loans	$1,250,566	$36,588	$15,311	$—	$1,302,465

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance at beginning of period	$891	$1,234
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	—	114
Accretion to loan interest income	(137)	(203)
Balance at end of period	$754	$1,145

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

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2019, and December 31, 2018:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2019
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	6,654	6,654
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	537	537
Home equity lines of credit	—	—	—	—	—
	$—	$—	$—	$7,191	$7,191

DECEMBER 31, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	6,763	6,763
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	537	537
Home equity lines of credit	—	—	—	—	—
	$—	$—	$—	$7,300	$7,300

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2019 and 2018:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2019
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	6,708	57
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	537	—
Home equity lines of credit	—	—	—	—
	$—	$—	$7,245	$57

MARCH 31, 2018
Commercial and industrial	$1,089	$—	$183	$—
Commercial real estate	—	—	7,835	47
Commercial real estate construction	—	—	—	—
Residential mortgage	188	—	101	—
	$1,277	$—	$8,119	$47

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2019, and December 31, 2018, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	March 31, 2019	December 31, 2018
Commercial and industrial	$—	$—
Commercial real estate	2,796	2,880
Commercial real estate construction	—	—
Residential mortgage	537	537
Home equity lines of credit	—	—
	$3,333	$3,417

There were no loans whose terms have been modified resulting in a troubled debt restructuring during the three months ended March 31, 2019 and 2018. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $6,143,000 and $6,509,000 at March 31, 2019 and March 31, 2018, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at March 31, 2019 and March 31, 2018, were $2,285,000 and $2,552,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at March 31, 2019 and March 31, 2018, which total $3,858,000 and $3,957,000, respectively. As of March 31, 2019 and 2018, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three months ended March 31, 2019 and 2018. One troubled debt restructured loan paid off during 2018 in the amount of $832,000. All other troubled debt restructured loans were current as of March 31, 2019, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of March 31, 2019, one loan classified as a troubled debt restructured loan has an active forbearance agreement. All other forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2019 and December 31, 2018, totaled $833,000 and $661,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2019, and December 31, 2018:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2019
Originated Loans
Commercial and industrial	$2,595	$—	$52	$2,647	$168,045	$170,692	$52
Commercial real estate	1,099	—	340	1,439	415,332	416,771	340
Commercial real estate construction	45	239	100	384	25,856	26,240	—
Residential mortgage	2,683	529	1,679	4,891	377,809	382,700	1,142
Home equity lines of credit	72	37	266	375	91,741	92,116	266
Consumer	75	24	7	106	13,986	14,092	7
Total originated loans	6,569	829	2,444	9,842	1,092,769	1,102,611	1,807
Acquired Loans
Commercial and industrial	26	—	—	26	4,591	4,617	—
Commercial real estate	1,062	—	845	1,907	125,595	127,502	845
Commercial real estate construction	—	—	77	77	3,409	3,486	77
Residential mortgage	837	1	123	961	42,765	43,726	123
Home equity lines of credit	518	59	19	596	18,621	19,217	19
Consumer	5	—	—	5	171	176	—
Total acquired loans	2,448	60	1,064	3,572	195,152	198,724	1,064
Total Loans
Commercial and industrial	2,621	—	52	2,673	172,636	175,309	52
Commercial real estate	2,161	—	1,185	3,346	540,927	544,273	1,185
Commercial real estate construction	45	239	177	461	29,265	29,726	77
Residential mortgage	3,520	530	1,802	5,852	420,574	426,426	1,265
Home equity lines of credit	590	96	285	971	110,362	111,333	285
Consumer	80	24	7	111	14,157	14,268	7
Total Loans	$9,017	$889	$3,508	$13,414	$1,287,921	$1,301,335	$2,871

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2018
Originated Loans
Commercial and industrial	$49	$49	$4	$102	$168,996	$169,098	$4
Commercial real estate	775	550	114	1,439	418,526	419,965	—
Commercial real estate construction	—	—	—	—	16,306	16,306	—
Residential mortgage	1,783	529	2,361	4,673	384,077	388,750	1,824
Home equity lines of credit	16	38	375	429	90,846	91,275	375
Consumer	36	14	—	50	14,124	14,174	—
Total originated loans	2,659	1,180	2,854	6,693	1,092,875	1,099,568	2,203
Acquired Loans
Commercial and industrial	27	—	—	27	5,057	5,084	—
Commercial real estate	64	—	851	915	128,043	128,958	851
Commercial real estate construction	343	—	77	420	3,572	3,992	77
Residential mortgage	1,235	251	907	2,393	43,156	45,549	125
Home equity lines of credit	227	—	89	316	18,772	19,088	89
Consumer	—	7	—	7	219	226	—
Total acquired loans	1,896	258	1,924	4,078	198,819	202,897	1,142
Total Loans
Commercial and industrial	76	49	4	129	174,053	174,182	4
Commercial real estate	839	550	965	2,354	546,569	548,923	851
Commercial real estate construction	343	—	77	420	19,878	20,298	77
Residential mortgage	3,018	780	3,268	7,066	427,233	434,299	1,949
Home equity lines of credit	243	38	464	745	109,618	110,363	464
Consumer	36	21	—	57	14,343	14,400	—
Total Loans	$4,555	$1,438	$4,778	$10,771	$1,291,694	$1,302,465	$3,345

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2019
Allowance for Loan Losses
Beginning balance - January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(31)	—	—	(6)	(51)	(44)	—	(132)
Recoveries	14	—	—	1	—	23	—	38
Provisions	40	70	38	(72)	56	26	(8)	150
Ending balance - March 31, 2019	$2,620	$6,278	$241	$2,737	$616	$697	$831	$14,020
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,620	$6,278	$241	$2,737	$616	$697	$831	$14,020

Loans Receivable
Ending balance	$175,309	$544,273	$29,726	$426,426	$111,333	$14,268	$—	$1,301,335
Ending balance: individually evaluated for impairment	$—	$6,654	$—	$537	$—	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$175,309	$537,619	$29,726	$425,889	$111,333	$14,268	$—	$1,294,144

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2018
Allowance for Loan Losses
Beginning Balance - January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(389)	(33)	—	(383)	—	(21)	—	(826)
Recoveries	7	—	—	10	—	—	—	17
Provisions	137	260	9	83	(19)	(3)	(217)	250
Ending balance - March 31, 2018	$2,974	$5,455	$135	$2,936	$593	$725	$599	$13,417
Ending balance: individually evaluated for impairment	$517	$—	$—	$—	$—	$—	$—	$517
Ending balance: collectively evaluated for impairment	$2,457	$5,455	$135	$2,936	$593	$725	$599	$12,900

Loans Receivable
Ending balance	$162,463	$509,747	$21,073	$423,944	$104,492	$16,035	$—	$1,237,754
Ending balance: individually evaluated for impairment	$1,046	$7,309	$—	$101	$—	$—	$—	$8,456
Ending balance: collectively evaluated for impairment	$161,417	$502,438	$21,073	$423,843	$104,492	$16,035	$—	$1,229,298

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2018
Allowance for Loan Losses
Ending balance	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Loans Receivable
Ending balance	$174,182	$548,923	$20,298	$434,299	$110,363	$14,400	$—	$1,302,465
Ending balance: individually evaluated for impairment	$—	$6,763	$—	$537	$—	$—	$—	$7,300
Ending balance: collectively evaluated for impairment	$174,182	$542,160	$20,298	$433,762	$110,363	$14,400	$—	$1,295,165

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at March 31, 2019, and December 31, 2018, are as follows:

		March 31, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,787	$—	$118,787	$—
Mortgage-backed securities, residential		32,632	—	32,632	—
State and municipal		9,530	—	9,530	—
Total securities available for sale	Recurring	$160,949	$—	$160,949	$—
Equity securities with readily determinable fair values	Recurring	$1,872	$1,872	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,858	$—	$—	$3,858

		December 31, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,413	$—	$118,413	$—
Mortgage-backed securities, residential		33,811	—	33,811	—
State and municipal		9,506	—	9,506	—
Total securities available for sale	Recurring	$161,730	$—	$161,730	$—
Equity securities with readily determinable fair values	Recurring	$1,839	$1,839	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,883	$—	$—	$3,883

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average
March 31, 2019
Impaired loans	$3,858	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(16)%

December 31, 2018
Impaired loans	$3,883	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(16)%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2019:

	March 31, 2019
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$18,068	$18,068	$7,447	$10,621	$—
Interest-bearing deposits in banks	43,285	43,285	43,285	—	—
Equity securities available for sale	1,872	1,872	1,872	—	—
Investment securities available for sale	160,949	160,949	—	160,949	—
Investment securities held to maturity	26,073	25,871	—	25,871	—
Loans held for sale	300	300	—	300	—
Loans, less allowance for loan losses	1,287,315	1,271,701	—	—	1,271,701
Accrued interest receivable	5,047	5,047	—	5,047	—
Restricted investment in bank stocks	4,382	4,382	—	4,382	—

Financial liabilities:
Demand deposits and savings	982,005	982,005	—	982,005	—
Time deposits	385,053	383,028	—	383,028	—
Short-term borrowings	29,759	29,759	—	29,759	—
Long-term borrowings	77,407	77,599	—	77,599	—
Trust preferred subordinated debt	5,000	4,704	—	4,704	—
Accrued interest payable	1,614	1,614	—	1,614	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, exit pricing concept fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2018:

	December 31, 2018
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,105	$20,105	$8,190	$11,915	$—
Interest-bearing deposits in banks	20,800	20,800	20,800	—	—
Equity securities available for sale	1,839	1,839	1,839	—	—
Investment securities available for sale	161,730	161,730	—	161,730	—
Investment securities held to maturity	27,266	26,911	—	26,911	—
Loans held for sale	408	408	—	408	—
Loans, less allowance for loan losses	1,288,501	1,272,393	—	—	1,272,393
Accrued interest receivable	4,545	4,545	—	4,545	—
Restricted investment in bank stocks	4,336	4,336	—	4,336	—

Financial liabilities:
Demand deposits and savings	979,964	979,964	—	979,964	—
Time deposits	368,128	364,093	—	364,093	—
Short-term borrowings	34,648	34,648	—	34,648	—
Long-term borrowings	78,516	78,545	—	78,545	—
Trust preferred subordinated debt	5,000	4,701	—	4,701	—
Accrued interest payable	1,364	1,364	—	1,364	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2019, and December 31, 2018:

			Gross Amounts	Net Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2019
Repurchase agreements
Commercial customers and government entities	(a)	$29,759	$—	$29,759	$(29,759)	$—	$—

December 31, 2018
Repurchase agreements
Commercial customers and government entities	(a)	$34,616	$—	$34,616	$(34,616)	$—	$—

(a) As of March 31, 2019, and December 31, 2018, the fair value of securities pledged in connection with repurchase agreements was $39,379,000 and $39,788,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2019:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$29,759	$—	$—	$—	$29,759
Total	$29,759	$—	$—	$—	$29,759

11.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	March 31, 2019	December 31, 2018
FHLB advances	$74,216	$75,216
Loan payable to local bank	2,191	2,300
Loan payable to local bank	1,000	1,000
Trust preferred subordinated debt	5,000	5,000
	$82,407	$83,516

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2019 to 2023 with a weighted average rate of 2.09%.

The first loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 5.25% at March 31, 2019. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at any time without penalty.

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

12.       Goodwill and Other Intangible Assets

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

Combining goodwill resulting from this transaction with existing goodwill from RIG purchases of $6,308,000, total goodwill included in the Corporation’s consolidated statement of condition is $19,580,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$9,300	$6,678
New Windsor core deposit intangibles	2,418	737

The RIG intangible assets are being amortized on a straight line basis over their estimated useful lives which range from eight to fifteen years. The New Windsor core deposit intangible is being amortized using a sum of the year’s method over a 10-year period.

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Corporation performs impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

13.       Revenue Recognition

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $368,000,000 and $327,000,000 at March 31, 2019 and 2018, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

Service charges on deposit accounts - Deposits are included as liabilities in the consolidated balance sheets. Service charges on deposit accounts include: overdraft fees, which are charged when customers overdraw their accounts beyond available funds; automated teller machine (ATM) fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. Incremental costs of obtaining deposit contracts are not significant and are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

Interchange revenue from debit card transactions - The Corporation issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

14.       New Accounting Pronouncements

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2018. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the three months ended March 31, 2019. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2019, compared to Quarter ended March 31, 2018

Executive Summary

Net income for the three months ended March 31, 2019, was $5,864,000, compared to $4,913,000 for the same quarter in 2018, an increase of $951,000 or 19.4%. Basic earnings per share for the three month period was $0.83 in 2019 and $0.70 in 2018. The higher net income in the first quarter of 2019 was primarily a result of higher net interest income from increased volume and rate of earning assets. Net interest income for the quarter ended March 31, 2019 increased $1,103,000, or 8.1%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $150,000 for the quarter ended March 31, 2019, compared to $250,000 for the same quarter in 2018, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.08% at March 31, 2019. Other income increased $228,000, or 6.1%, due in part to increases in deposit fee income and insurance agency revenue. Other expenses increased $275,000, or 2.5%, due in part to increases in salaries and benefits and a deposit rewards program that increased revenue.

Net Interest Income

Net interest income totaled $14,665,000 for the three months ended March 31, 2019, compared to $13,562,000 for the same period in 2018, an increase of $1,103,000, or 8.1%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $1,630,000, or 10.7%, due to a 3.8% increase in average earning asset volume from organic growth and increased rates due to market increases net of decreased purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth. Increased lending (average volume was up 5.0%) was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to higher yields although the difference between longer term rates and shorter term rates is compressed. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield was positively affected as new loans replace paydowns on existing loans and variable rate loans reset to new higher rates in these years. Interest income increased on investment securities due to higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first quarter of 2019; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarters, rates on time deposits were raised in order to compete with competition to increase this funding source. Interest expense increased $527,000, or 31.1%, due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs despite the Federal Reserve FOMC current position of stabilizing short-term rates after increasing these rates in stages starting in mid-December 2015 to its current range of 2.25% to 2.50%. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets.

The net interest spread for the first quarter of 2019 was 3.74% compared to 3.64% during the same period in 2018. Also comparing the first quarter of 2019 to 2018, the yield on interest earning assets increased by 0.28% and the cost of interest bearing liabilities increased by 0.18%. The net interest margin was 3.93% for the first quarter of 2019 and 3.77% for the first quarter of 2018. The net interest margin increase was net of lower purchase accounting adjustments which decreased 10 basis points, and was increased by acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,514,000,000 during the first quarter of 2019, an increase of $55,000,000 from the average for the first quarter of 2018. Average interest bearing liabilities were $1,154,000,000 in the first quarter of 2019, an increase of $18,000,000 from the same period in 2018. Non-interest demand deposits increased $22,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $150,000 in the first quarter of 2019 and $250,000 in the first quarter of 2018. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor acquired loans, total impaired loans at March 31, 2019 were 1.5% lower compared to December 31, 2018. Nonaccrual loans decreased by 2.5%, or $84,000, since December 31, 2018; all substandard loans increased by 9.4% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2019 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2019, the Corporation had net charge-offs of $94,000, as compared to net charge-offs of $559,000 for the first quarter of 2018.

Other Income

Total other income was $3,940,000 for the three months ended March 31, 2019, up $228,000, or 6.1%, from the first quarter of 2018. Fees from deposit accounts increased by $122,000, or 15.0%, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $8,000 or 1.5%, to $538,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels; however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $592,000 for the three months ended March 31, 2019, as compared to $571,000 for the first quarter of 2018, a 3.7% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and higher fees on brokerage relationships. Earnings on bank-owned life insurance increased by $7,000, or 2.7%, as a result of varying crediting rates. In 2018, an additional $52,000 was received on a death claim. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $119,000, or 9.9%, to $1,320,000 during the period due to higher direct bill volume, including volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2019 are expected to be lower than 2018 due to loss trends in the entire insurance marketplace. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first quarters of 2019 and 2018. A $33,000 net gain was recognized on local bank and CRA-related equity securities during the first quarter of 2019 due to frequent market value changes in publicly-traded stocks, compared to a $33,000 net loss during the first quarter of 2018. Other income in the three months ended March 31, 2019, was down by $63,000, or 19.8%, to $255,000 due to lower sales of residential mortgages, partially offset by net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the quarter ended March 31, 2019 were $11,261,000, an increase of $275,000 or 2.5%.

The largest component of other expenses is salaries and employee benefits, which increased by $338,000, or 5.1%, when comparing the first quarter of 2019 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•                  replacing customer-facing staff due to a competitive labor market;

•                  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•                  normal merit increases to employees and associated payroll taxes;

•                  varying performance-based commissions and incentives;

•                  market changes in actively managing employee benefit plan costs, including health insurance;

•                  varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was up by $127,000, or 169.3%, when comparing the three months ended March 31, 2019, to the three months ended March 31, 2018, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions  (equity markets were at a low point at the 2018 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $84,000, or 10.8%, mostly due to higher net lease expense and varying winter season- related expenses. Equipment expense decreased by $59,000, or 5.1%, due to the lower small-ticket tech equipment expenditures and lower outsourced processing costs. Regardless of the decreased first quarter 2019 expense, equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

Professional services expense totaled $200,000 during the first quarter of 2019, as compared to $369,000 for the same period in 2018, a decrease of $169,000, or 45.8%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis; in particular loan legal expense (due to a particular loan in 2018) and loan review costs (due to engagement timing) were lower in 2019.

Marketing and corporate relations expenses were $139,000 for the first quarter of 2019, or 35.0% higher, as compared to the same period of 2018. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense was $(53,000) and $48,000 for the three months ended March 31, 2019 and 2018, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The lower expense in 2019 was related to a better final disposition recovery on two properties. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2019 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $56,000, or 27.2%, comparing the three months ended March 31, 2019 and 2018, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with the New Windsor merger and retained earnings equity. Supplies and postage expense decreased by 4.2% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 8.2% based on FDIC variations in asset base and rate. Intangible amortization decreased 15.8% due to fully amortized insurance books of business. Other operating expenses increased by $143,000, or 12.9%, in the first quarter of 2019, as compared to the first quarter of 2018. Increases included increases for retail deposit rewards product and training related expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $25,000 to other expenses in the first quarter of 2019 compared to $56,000 in the first quarter of 2018. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,330,000, or 18.5% of pretax income, during the first quarter of 2019, as compared to $1,125,000, or 18.6% of pretax income, during the same period in 2018. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes Maryland corporation income taxes. Low-income housing tax credits were $72,000 for the three months ended March 31, 2019 and 2018, respectively.

FINANCIAL CONDITION

Assets totaled $1,671,159,000 at March 31, 2019, compared to $1,647,724,000 at December 31, 2018, and $1,611,015,000 at March 31, 2018. Average earning assets during the three months ended March 31, 2019, increased to $1,513,939,000 from $1,458,845,000 during the same period in 2018. Average interest bearing liabilities increased in 2019 to $1,153,627,000 from $1,136,060,000 in 2018, while average non-interest bearing deposits increased by $22,104,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were the net result of purchases and matured securities to provide proper collateral for public deposits. Investing into investment security portfolio assets over the last several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2019, the securities balance included a net unrealized loss on available for sale securities of $541,000, net of taxes, on amortized cost of $161,648,000 versus a net unrealized loss of $1,651,000, net of taxes, on amortized cost of $163,862,000 at December 31, 2018, and a net unrealized loss of $2,246,000, net of taxes, on amortized cost of $158,625,000 at March 31, 2018. The change in fair value of available for sale securities during 2019 was a result of the lower amount of investments in the available for sale portfolio, offset by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through December 2018 after which the Federal Reserve indicated that further increases were on hold which caused the U.S. Treasury yield curve to decrease in the time relevant to the investment securities in the Corporation’s portfolio as of March 31, 2019. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At March 31, 2019, the securities balance included held to maturity securities with an amortized cost of $26,073,000 and a fair value of $25,871,000, as compared to an amortized cost of $27,266,000 and a fair value of $26,911,000 at December 31, 2018, and an amortized cost of $41,378,000 and a fair value of $40,758,000 at March 31, 2018. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

Loans

Loans outstanding increased by $63,581,000, or 5.1%, from March 31, 2018, to March 31, 2019, and decreased by $1,130,000, or 0.1%, from December 31, 2018, to March 31, 2019. The slight decline year to date is attributable to selling most new residential mortgages and early payoffs. The year over year increase in loan volume was a net increase of new loans net of payoff and paydowns. These results came from the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As a normal course of business, more payoffs are anticipated in the remainder of 2019 from either customers’ cash reserves or refinancing at competing banks. Nonetheless, during the first three months of 2019, total commercial purpose loans increased while local market portfolio residential mortgages decreased. Total commercial purpose segments increased $5,905,000, or 0.8%, as compared to December 31, 2018. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $98,235,000 at March 31, 2019, an increase of 5.7% from $92,949,000 held at the end of 2018; these loans are especially subject to refinancing. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $6,903,000, or 1.3%, as compared to December 31, 2018. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $537,759,000 total in residential mortgage loans at March 31, 2019, $147,600,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 1.1% of the portfolio, with automobile-secured loans representing 0.0% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $293,051,000, or 23.0% of total loans, at March 31, 2019. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2019 and the resulting allowance at March 31, 2019, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2018 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at March 31, 2019. The amount of unallocated portion of the allowance was decreased at March 31, 2019 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date March 31, 2019 and 2018, was $150,000 and $250,000, respectively. More specifically, even though total loans increased and the provision expense decreased, the allowance for loan losses was derived with data that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at March 31, 2019, was $14,020,000, or 1.08% of loans, as compared to $13,417,000, or 1.08% of loans, at March 31, 2018, and $13,964,000, or 1.07% of loans, at December 31, 2018. The decrease from prior periods resulted from charge-offs exceeding recoveries and provisions, as shown in the table below. In the following discussion, acquired loans from New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018
Beginning balance - January 1	$13,964	$13,976	$13,976
Provisions charged to operations	150	1,620	250
Recoveries on charged-off loans	38	178	17
Loans charged-off	(132)	(1,810)	(826)
Ending balance	$14,020	$13,964	$13,417

Loans past due 90 days and still accruing were $2,871,000 and nonaccrual loans were $3,333,000 as of March 31, 2019. $2,285,000 of the nonaccrual balance at March 31, 2019, were in troubled debt restructured loans. $3,858,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,951,000 at March 31, 2018, while nonaccruals were $4,499,000. $2,552,000 of the nonaccrual balance at March 31, 2018, was in troubled debt restructured loans. $3,957,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $3,345,000 at December 31, 2018, while nonaccruals were $3,417,000. $2,343,000 of the nonaccrual balance at December 31, 2018, were in troubled debt restructured loans. $3,883,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2019, March 31, 2018, and December 31, 2018, were approximately $2,374,000, $960,000 and $1,158,000, respectively.

The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the first quarter of 2019, a $150,000 provision addition to the allowance was necessary due to the level of charge-offs. As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2019, as compared to December 31, 2018, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2019
Owner occupied commercial real estate	4	$2,796	$—	$—	In market	2007 - 2011
Investment/rental residential real estate	2	537	—	—	In market	2008 - 2013
Total	6	$3,333	$—	$—

December 31, 2018
Owner occupied commercial real estate	5	2,880	—	33	In market	1995 - 2011
Investment/rental residential real estate	2	537	—	376	In market	2008 - 2011
Commercial and industrial	—	—	—	809	In market	2006 - 2015
Total	7	$3,417	$—	$1,218

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

Owner occupied commercial real estate and construction at March 31, 2019, includes four unrelated loan relationships, all of which, except for a $2,046,000 loan relationship for a retreat property, have balances of less than $411,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The retreat property loan originated in 2008 was added to nonaccrual in the second quarter of 2017, the loan is current with modified terms and is supported by adequate collateral. One of two improved parcels is being actively marketed for sale. The other loans in this category were originated between 2007 and 2011 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at March 31, 2019, includes two loan relationships totaling $537,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One unrelated loan for approximately $101,000 in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. The other property was sold at Sheriff’s Sale to a third party subsequent to March 31, 2018. If the sale is executed, the bank will recover all principal due.

There were no impaired commercial and industrial loans at March 31, 2019.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses (or lack thereof) for 2019 and 2018 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $18,000 was recognized in the first three months of 2019 and 2018, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $48,000 for one property and borrower at March 31, 2019, compared to $155,000 for two unrelated properties and borrowers at December 31, 2018. The decrease in the carrying value was due to the properties sold in 2018. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2019; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,367,058,000 as of March 31, 2019. Deposits increased by $53,644,000, or 4.1%, from March 31, 2018, to March 31, 2019, and increased by $18,966,000, or 1.4%, from December 31, 2018, to March 31, 2019. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly and the equity markets recover, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2019, short-term borrowings were $29,759,000, as compared to $34,648,000 at December 31, 2018, and $33,435,000 at March 31, 2018. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2018, repurchase agreement balances were down $4,857,000, or 14.0%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at March 31, 2019 and 2018, and there were $32,000 in short-term FHLB borrowings at December 31, 2018. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisition of New Windsor. Long-term borrowings totaled $82,407,000 at March 31, 2019, versus $83,516,000 at December 31, 2018, and $95,316,000 at March 31, 2018. The Corporation decreased long-term borrowings 13.5% from March 31, 2018. A $4.6 million loan was paid down to $2.2 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter 2018 to fund a book of business purchase. $11.5 million was the net decrease to FHLB borrowings to balance loan demand and deposit growth. Laddered FHLB fixed-rate term advances were taken in 2019 to mature from 2022 to 2023 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $173,793,000 at March 31, 2019, compared to $168,137,000 at December 31, 2018, and $156,605,000 at March 31, 2018. Stockholders’ equity increased in the first three months of 2019 by $5,656,000 due in part to $4,243,000 in earnings retained in capital.

The acquisition of New Windsor resulted in 938,360 new ACNB shares issued to the New Windsor shareholders valued at $28,620,000 in 2017.

A $1,274,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2019, ACNB earned $5,864,000 and paid dividends of $1,621,000 for a dividend payout ratio of 27.6%. During the first three months of 2018, ACNB earned $4,913,000 and paid dividends of $1,405,000 for a dividend payout ratio of 28.6%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2019, 3,662 shares were issued under this plan with proceeds in the amount of $13,000. Year-to-date March 31, 2018, 4,138 shares were issued under this plan with proceeds in the amount of $121,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of March 31, 2019, there were 26,045 shares of common stock granted as restricted stock awards to employees of the subsidiary bank and 173,955 shares available for grant. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2019, and December 31, 2018, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of March 31, 2019, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

The banking subsidiary’s capital ratios are as follows:

	March 31, 2019	December 31, 2018	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.77%	9.44%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	13.24%	12.89%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.24%	12.89%	8.00%
Total risk-based capital ratio	14.42%	14.07%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2019, ACNB’s banking subsidiary had a borrowing capacity of approximately $705,342,000 from the FHLB, of which $600,103,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $450,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $29,759,000 and $34,616,000 at March 31, 2019, and December 31, 2018, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2019, the Corporation had unfunded outstanding commitments to extend credit of approximately $282,896,000 and outstanding standby letters of credit of approximately $3,757,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT DEVELOPMENTS

BANK SECRECY ACT (BSA) - The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Effective May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation’s banking subsidiary has a BSA and USA PATRIOT Act compliance program commensurate with its risk profile and appetite.

TAX CUTS AND JOBS ACT - On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. ACNB anticipates that this tax rate change should reduce its federal income tax liability in future years, as it did in 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017, resulting in an approximately $1.7 million reduction to earnings in 2017.

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

Deposit Insurance

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2018. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2019, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There are no material changes in the risk factors as previously disclosed in the Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended March 31, 2019. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2019, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2019, there were 157,034 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the 2009 Restricted Stock Plan to add the 2018 Omnibus Stock Incentive Plan to the registration statement.

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

Exhibit 10.2

Amended and Restated Executive Supplemental Life Insurance Plan — Applicable to James P. Helt, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

Exhibit 10.9	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.10

Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.11

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

Exhibit 10.16

ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

Exhibit 10.17

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

Exhibit 10.19

First Amendment to the Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.20

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

Exhibit 10.22

Amended and Restated Employment Agreement between ACNB Corporation, ACNB Bank and James P. Helt dated as of August 14, 2018. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on November 2, 2018.)

Exhibit 10.23	2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)

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

ACNB CORPORATION (Registrant)

Date:	May 3, 2019	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)