Form 10-Q
period 2019-06-30
ACNB CORP
filed 2019-08-02
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding on August 2, 2019, was 7,069,859.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2019	June 30, 2018	December 31, 2018

ASSETS

Cash and due from banks	$18,216	$18,403	$20,105
Interest bearing deposits with banks	58,390	44,650	20,800

Total Cash and Cash Equivalents	76,606	63,053	40,905

Equity securities with readily determinable fair values	2,001	1,767	1,839
Debt securities available for sale	175,712	152,424	161,730
Securities held to maturity, fair value $24,772; $39,145; $26,911	24,722	39,894	27,266
Loans held for sale	3,009	1,265	408
Loans, net of allowance for loan losses $14,057; $13,143; $13,964	1,265,207	1,233,655	1,288,501
Premises and equipment	25,627	26,379	26,409
Right of use asset	3,711	—	—
Restricted investment in bank stocks	4,202	4,849	4,336
Investment in bank-owned life insurance	50,076	45,973	48,003
Investments in low-income housing partnerships	1,689	2,213	1,871
Goodwill	19,580	19,580	19,580
Intangible assets	4,735	2,801	4,407
Foreclosed assets held for resale	—	287	155
Other assets	22,428	29,202	22,314

Total Assets	$1,679,305	$1,623,342	$1,647,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$305,353	$288,215	$302,394
Interest bearing	1,071,924	1,045,760	1,045,698

Total Deposits	1,377,277	1,333,975	1,348,092

Short-term borrowings	24,137	26,418	34,648
Long-term borrowings	78,288	89,816	83,516
Lease liability	3,711	—	—
Other liabilities	15,008	12,826	13,331

Total Liabilities	1,498,421	1,463,035	1,479,587

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,132,459, 7,101,368 and 7,108,620 shares issued; 7,069,859, 7,038,768 and 7,046,020 shares outstanding	17,831	17,753	17,772
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	39,264	38,193	38,448
Retained earnings	130,809	113,772	121,862
Accumulated other comprehensive loss	(6,292)	(8,683)	(9,217)

Total Stockholders’ Equity	180,884	160,307	168,137

Total Liabilities and Stockholders’ Equity	$1,679,305	$1,623,342	$1,647,724

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2019	2018	2019	2018

INTEREST AND DIVIDEND INCOME
Loans, including fees	$16,038	$14,623	$31,706	$28,780
Securities:
Taxable	1,028	929	1,999	1,832
Tax-exempt	38	59	82	124
Dividends	81	74	175	152
Other	270	179	378	231

Total Interest Income	17,455	15,864	34,340	31,119

INTEREST EXPENSE
Deposits	1,971	1,206	3,656	2,340
Short-term borrowings	21	11	52	27
Long-term borrowings	493	556	997	1,099

Total Interest Expense	2,485	1,773	4,705	3,466

Net Interest Income	14,970	14,091	29,635	27,653

PROVISION FOR LOAN LOSSES	125	320	275	570

Net Interest Income after Provision for Loan Losses	14,845	13,771	29,360	27,083

OTHER INCOME
Service charges on deposit accounts	946	810	1,884	1,626
Income from fiduciary, investment management and brokerage activities	598	559	1,190	1,130
Earnings on investment in bank-owned life insurance	309	281	573	538
Gain on life insurance proceeds	—	—	—	52
Net gains on sales of securities	—	13	—	13
Net gains (losses) on equity securities	129	6	162	(27)
Service charges on ATM and debit card transactions	635	614	1,173	1,144
Commissions from insurance sales	1,914	1,707	3,234	2,908
Other	289	327	544	645

Total Other Income	4,820	4,317	8,760	8,029

OTHER EXPENSES
Salaries and employee benefits	7,189	6,683	14,154	13,310
Net occupancy	734	720	1,597	1,499
Equipment	1,219	1,321	2,322	2,483
Other tax	274	235	536	441
Professional services	283	344	483	713
Supplies and postage	178	177	384	392
Marketing and corporate relations	171	165	310	268
FDIC and regulatory	160	164	329	348
Intangible assets amortization	158	182	313	366
Foreclosed real estate (income) expenses	(3)	84	(56)	132
Other operating	1,322	1,176	2,574	2,285

Total Other Expenses	11,685	11,251	22,946	22,237

Income before Income Taxes	7,980	6,837	15,174	12,875

PROVISION FOR INCOME TAXES	1,514	1,330	2,844	2,455

Net Income	$6,466	$5,507	$12,330	$10,420

PER SHARE DATA
Basic earnings	$0.92	$0.78	$1.75	$1.48
Cash dividends declared	$0.25	$0.23	$0.48	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2019	2018	2019	2018

NET INCOME	$6,466	$5,507	$12,330	$10,420

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $434, $(228), $757 and $(603), respectively	1,487	(430)	2,597	(1,719)

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $3, $0 and $3, respectively (A) (C)	—	10	—	10

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $48, $29, $96 and $58, respectively (B) (C)	164	100	328	200

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,651	(320)	2,925	(1,509)

TOTAL COMPREHENSIVE INCOME	$8,117	$5,187	$15,255	$8,911

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2019 and 2018

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE — JANUARY 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966
Net income	—	—	—	4,913	—	4,913
Other comprehensive loss, net of taxes	—	—	—	—	(1,189)	(1,189)
Reclassification of certain income tax effects from AOCI (1)	—	—	—	—	—	—
Common stock shares issued (4,138 shares)	10	—	111	—	—	121
Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13
Restricted stock compensation expense	—	—	186	—	—	186
Cash dividends declared	—	—	—	(1,405)	—	(1,405)
BALANCE — MARCH 31, 2018	17,743	(728)	38,070	109,801	(8,281)	156,605
Net income	—	—	—	5,507	—	5,507
Other comprehensive loss, net of taxes	—	—	—	—	(320)	(320)
Reclassification of certain income tax effects from AOCI (1)	—	—	—	82	(82)	—
Common stock shares issued (4,228 shares)	10	—	123	—	—	133
Restricted stock grants (0 shares)	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	—	—
Cash dividends declared	—	—	—	(1,618)	—	(1,618)
BALANCE — JUNE 30, 2018	$17,753	$(728)	$38,193	$113,772	$(8,683)	$160,307

BALANCE — JANUARY 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137
Net income	—	—	—	5,864	—	5,864
Other comprehensive income, net of taxes	—	—	—	—	1,274	1,274
Common stock shares issued (3,662 shares)	9	—	4	—	—	13
Restricted stock grants (0 shares)	—	—	—	—	—	—
Restricted stock compensation expense	—	—	126	—	—	126
Cash dividends declared	—	—	—	(1,621)	—	(1,621)
BALANCE — MARCH 31, 2019	17,781	(728)	38,578	126,105	(7,943)	173,793
Net income	—	—	—	6,466	—	6,466
Other comprehensive income, net of taxes	—	—	—	—	1,651	1,651
Common stock shares issued (4,162 shares)	11	—	138	—	—	149
Restricted stock grants (16,015 shares)	39	—	352	—	—	391
Restricted stock compensation expense	—	—	196	—	—	196
Cash dividends declared	—	—	—	(1,762)	—	(1,762)
BALANCE — JUNE 30, 2019	$17,831	$(728)	$39,264	$130,809	$(6,292)	$180,884

(1) In January 2018, the Corporation adopted ASU 2018-02, as a result, the Corporation made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,330	$10,420
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(173)	(272)
(Gain) loss on sales of foreclosed assets held for resale, including writedowns	(87)	45
Earnings on investment in bank-owned life insurance	(573)	(538)
Gain on sales or calls of securities	—	(13)
(Gain) loss on equity securities	(162)	27
Restricted stock compensation expense	322	186
Depreciation and amortization	1,369	1,418
Provision for loan losses	275	570
Net amortization of investment securities premiums	175	238
Increase in accrued interest receivable	(295)	(698)
Increase in accrued interest payable	701	284
Mortgage loans originated for sale	(11,619)	(15,975)
Proceeds from sales of loans originated for sale	9,191	16,718
Decrease in other assets	1,800	440
(Increase) decrease in deferred tax expense	(1,790)	396
Increase in other liabilities	1,400	1,334
Net Cash Provided by Operating Activities	12,864	14,580
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	2,544	4,932
Proceeds from maturities of investment securities available for sale	7,062	7,418
Proceeds from sales of investment securities available for sale	—	1,446
Purchase of investment securities available for sale	(17,865)	(11,459)
Purchase of equity securities	(500)	—
Redemption (purchase) of restricted investment in bank stocks	134	(76)
Net decrease (increase) in loans	22,971	(4,266)
Purchase of bank-owned life insurance	(1,500)	(500)
Insurance book- acquisition	(640)	(600)
Capital expenditures	(275)	(655)
Proceeds from sales of foreclosed real estate	290	339
Net Cash Provided by (Used in) Investing Activities	12,221	(3,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	2,959	8,802
Net increase in time certificates of deposits and interest bearing deposits	26,226	26,681
Net decrease in short-term borrowings	(10,511)	(10,490)
Proceeds from long-term borrowings	7,000	8,716
Repayments on long-term borrowings	(12,228)	(13,500)
Dividends paid	(3,383)	(3,023)
Common stock issued	553	267
Net Cash Provided by Financing Activities	10,616	17,453

Net Increase in Cash and Cash Equivalents	35,701	28,612

CASH AND CASH EQUIVALENTS — BEGINNING	40,905	34,441

CASH AND CASH EQUIVALENTS — ENDING	$76,606	$63,053
Supplemental disclosures of cash flow information
Interest paid	$4,004	$3,182
Income taxes paid	$1,520	$1,700
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$48	$235

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-two community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

RIG is a full-service insurance agency based in Westminster, Maryland, with additional locations in Germantown and Jarrettsville, Maryland. The agency offers a broad range of property and casualty and group life and health insurance to both individual and commercial clients.

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

On July 2 and 3, 2019, the Corporation filed Forms 8-K with the Securities and Exchange Commission announcing the execution of a definitive agreement whereby Frederick County Bancorp, Inc. (FCBI), headquartered in Frederick, Maryland, will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, Frederick County Bank, FCBI’s wholly-owned subsidiary, will merge with and into ACNB Bank. With the consummation of the acquisition, ACNB Bank will operate former Frederick County Bank locations in the Frederick County market as “FCB Bank, A Division of ACNB Bank”. One director from FCBI will join the boards of directors of ACNB and ACNB Bank, respectively. Based on the financial results as of March 31, 2019, the combined company would have pro forma total assets of $2.2 billion, total deposits of $1.8 billion, and total loans of $1.7 billion. The transaction has been unanimously approved by the boards of directors of both companies. It is subject to FCBI shareholder approval of the transaction, ACNB shareholder approval of the issuance of ACNB common stock for the transaction, regulatory approvals, and other customary closing conditions. Currently, the transaction is expected to close in the fourth quarter of 2019 or the first quarter of 2020, after all such conditions are met. Approximately 1,600,596 shares of ACNB common stock are currently expected to be issued in connection with the FCBI acquisition at closing. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A - Risk Factors.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2018 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 8, 2019. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.              Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,049,857 and 7,030,441 weighted average shares of common stock outstanding for the six months ended June 30, 2019 and 2018, respectively, and 7,053,008 and 7,035,237 for the three months ended June 30, 2019 and 2018, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of June 30, 2019, 25,945 shares were issued under this plan, of which 23,725 were fully vested, no shares vested during the quarter, and the remaining 2,220 will vest over the next year. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2019, 16,115 shares were issued under this plan, of which 5,372 vested during the quarter, and the remaining 10,743 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $196,000 and $0 of compensation expenses related to the grants were recognized during the three months ended June 30, 2019 and 2018, respectively. $322,000 and $186,000 of compensation expenses related to the grants were recognized during the six months ended June 30, 2019 and 2018, respectively.

3.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
In thousands	2019	2018	2019	2018
Service cost	$174	$215	$348	$430
Interest cost	303	274	606	548
Expected return on plan assets	(637)	(692)	(1,274)	(1,384)
Amortization of net loss	213	129	425	257

Net Periodic Benefit Expense	$53	$(74)	$105	$(149)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2018, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2019. As of June 30, 2019, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 353 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,360,000 in standby letters of credit as of June 30, 2019. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2019, for guarantees under standby letters of credit issued is not material.

5.              Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — JUNE 30, 2019	$946	$(7,238)	$(6,292)
BALANCE — DECEMBER 31, 2018	$(1,651)	$(7,566)	$(9,217)
BALANCE — JUNE 30, 2018	$(2,748)	$(5,935)	$(8,683)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2019 and 2018, is as follows:

In thousands	Banking	Insurance	Total
2019
Net interest income and other income from external customers	$35,162	$3,233	$38,395
Income before income taxes	14,315	859	15,174
Total assets	1,666,784	12,521	1,679,305
Capital expenditures	275	—	275

2018
Net interest income and other income from external customers	$32,780	$2,902	$35,682
Income before income taxes	12,031	844	12,875
Total assets	1,613,462	9,880	1,623,342
Capital expenditures	614	41	655

Segment information for the three month periods ended June 30, 2019 and 2018, is as follows:

In thousands	Banking	Insurance	Total
2019
Net interest income and other income from external customers	$17,876	$1,914	$19,790
Income before income taxes	7,370	610	7,980
Total assets	1,666,784	12,521	1,679,305
Capital expenditures	114	—	114

2018
Net interest income and other income from external customers	$16,706	$1,702	$18,408
Income before income taxes	6,213	624	6,837
Total assets	1,613,462	9,880	1,623,342
Capital expenditures	257	41	298

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

Amortized cost and fair value of securities at June 30, 2019, and December 31, 2018, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2019
U.S. Government and agencies	$117,743	$740	$474	$118,009
Mortgage-backed securities, residential	48,160	890	8	49,042
State and municipal	8,587	79	5	8,661
	$174,490	$1,709	$487	$175,712

DECEMBER 31, 2018
U.S. Government and agencies	$120,420	$142	$2,149	$118,413
Mortgage-backed securities, residential	33,960	194	343	33,811
State and municipal	9,482	60	36	9,506
	$163,862	$396	$2,528	$161,730

SECURITIES HELD TO MATURITY

JUNE 30, 2019
U.S. Government and agencies	$7,000	$6	$12	$6,994
Mortgage-backed securities, residential	17,722	69	13	17,778
	$24,722	$75	$25	$24,772
DECEMBER 31, 2018
U.S. Government and agencies	$7,000	$—	$69	$6,931
Mortgage-backed securities, residential	20,266	4	290	19,980
	$27,266	$4	$359	$26,911

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at June 30, 2019
JUNE 30, 2019
CRA Mutual Fund	$1,012	$30	$—	$1,042
Stock in other banks	827	132	—	959
	$1,839	$162	$—	$2,001

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at June 30, 2018
JUNE 30, 2018
CRA Mutual Fund	$1,044	$—	$32	$1,012
Stock in other banks	749	22	16	755
	$1,793	$22	$48	$1,767

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2018
DECEMBER 31, 2018
CRA Mutual Fund	$1,044	$—	$32	$1,012
Stock in other banks	749	247	169	827
	$1,793	$247	$201	$1,839

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019, and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2019
U.S. Government and agencies	$—	$—	$64,265	$474	$64,265	$474
Mortgage-backed securities, residential	—	—	2,893	8	2,893	8
State and municipal	—	—	1,308	5	1,308	5
	$—	$—	$68,466	$487	$68,466	$487

DECEMBER 31, 2018
U.S. Government and agencies	$1,997	$5	$87,216	$2,144	$89,213	$2,149
Mortgage-backed securities, residential	9,410	134	8,586	209	17,996	343
State and municipal	—	—	2,696	36	2,696	36
	$11,407	$139	$98,498	$2,389	$109,905	$2,528

SECURITIES HELD TO MATURITY

JUNE 30, 2019
U.S. Government and agencies	$—	$—	$4,988	$12	$4,988	$12
Mortgage-backed securities, residential	—	—	7,727	13	7,727	13
	$—	$—	$12,715	$25	$12,715	$25

DECEMBER 31, 2018
U.S. Government and agencies	$2,975	$25	$3,956	$44	$6,931	$69
Mortgage-backed securities, residential	5,408	59	12,636	231	18,044	290
	$8,383	$84	$16,592	$275	$24,975	$359

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2019, thirty-four available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 2% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2019, five available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2019, five available for sale state and municipal securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2019, four held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2019, fourteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2019, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2019, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$9,613	$9,603	$5,000	$4,988
Over 1 year through 5 years	116,518	116,866	2,000	2,006
Over 5 years through 10 years	199	201	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	48,160	49,042	17,722	17,778
	$174,490	$175,712	$24,722	$24,772

The Corporation did not sell any securities available for sale during the first six months of 2019. The Corporation realized $12,500 gross gains on sales of securities available for sale during the three and six month periods ended June 30, 2018.

At June 30, 2019, and December 31, 2018, securities with a carrying value of $138,082,000 and $165,792,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2019, and December 31, 2018:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2019
Originated Loans
Commercial and industrial	$153,348	$2,966	$778	$—	$157,092
Commercial real estate	401,248	20,413	7,464	—	429,125
Commercial real estate construction	16,753	941	—	—	17,694
Residential mortgage	371,949	6,442	294	—	378,685
Home equity lines of credit	92,720	365	—	—	93,085
Consumer	14,052	—	—	—	14,052
Total Originated Loans	1,050,070	31,127	8,536	—	1,089,733
Acquired Loans
Commercial and industrial	3,954	213	120	—	4,287
Commercial real estate	114,716	6,911	1,979	—	123,606
Commercial real estate construction	2,033	701	—	—	2,734
Residential mortgage	36,798	1,945	2,512	—	41,255
Home equity lines of credit	16,971	103	426	—	17,500
Consumer	149	—	—	—	149
Total Acquired Loans	174,621	9,873	5,037	—	189,531
Total Loans
Commercial and industrial	157,302	3,179	898	—	161,379
Commercial real estate	515,964	27,324	9,443	—	552,731
Commercial real estate construction	18,786	1,642	—	—	20,428
Residential mortgage	408,747	8,387	2,806	—	419,940
Home equity lines of credit	109,691	468	426	—	110,585
Consumer	14,201	—	—	—	14,201
Total Loans	$1,224,691	$41,000	$13,573	$—	$1,279,264

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2018
Originated Loans
Commercial and industrial	$166,035	$2,902	$161	$—	$169,098
Commercial real estate	393,987	18,079	7,899	—	419,965
Commercial real estate construction	15,471	835	—	—	16,306
Residential mortgage	381,525	6,492	733	—	388,750
Home equity lines of credit	90,941	334	—	—	91,275
Consumer	14,174	—	—	—	14,174
Total Originated Loans	1,062,133	28,642	8,793	—	1,099,568
Acquired Loans
Commercial and industrial	4,803	134	147	—	5,084
Commercial real estate	120,321	5,112	3,525	—	128,958
Commercial real estate construction	3,276	716	—	—	3,992
Residential mortgage	41,193	1,896	2,460	—	45,549
Home equity lines of credit	18,614	88	386	—	19,088
Consumer	226	—	—	—	226
Total Acquired Loans	188,433	7,946	6,518	—	202,897
Total Loans
Commercial and industrial	170,838	3,036	308	—	174,182
Commercial real estate	514,308	23,191	11,424	—	548,923
Commercial real estate construction	18,747	1,551	—	—	20,298
Residential mortgage	422,718	8,388	3,193	—	434,299
Home equity lines of credit	109,555	422	386	—	110,363
Consumer	14,400	—	—	—	14,400
Total Loans	$1,250,566	$36,588	$15,311	$—	$1,302,465

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Balance at beginning of period	$891	$1,234
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	393	114
Accretion to loan interest income	(355)	(350)
Balance at end of period	$929	$998

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

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2019, and December 31, 2018:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2019
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	5,748	5,748
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	649	649
Home equity lines of credit	—	—	—	—	—
	$—	$—	$—	$6,397	$6,397

DECEMBER 31, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	6,763	6,763
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	537	537
Home equity lines of credit	—	—	—	—	—
	$—	$—	$—	$7,300	$7,300

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2019 and 2018:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2019
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	6,201	261
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	594	—
Home equity lines of credit	74	—	—	—
	$74	$—	$6,795	$261

JUNE 30, 2018
Commercial and industrial	$434	$—	$89	$44
Commercial real estate	—	—	7,275	35
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	101	—
	$434	$—	$7,465	$79

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2019 and 2018:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2019
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	6,388	318
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	575	—
Home equity lines of credit	—	—	—	—
	$—	$—	$6,963	$318

JUNE 30, 2018
Commercial and industrial	$726	$—	$122	$44
Commercial real estate	—	—	7,637	82
Commercial real estate construction	—	—	—	—
Residential mortgage	126	—	101	—
	$852	$—	$7,860	$126

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2019, and December 31, 2018, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	June 30, 2019	December 31, 2018
Commercial and industrial	$—	$—
Commercial real estate	1,914	2,880
Commercial real estate construction	—	—
Residential mortgage	650	537
Home equity lines of credit	—	—
	$2,564	$3,417

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and six months ended June 30, 2019 and 2018. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $4,061,000 and $6,474,000 at June 30, 2019 and June 30, 2018, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at June 30, 2019 and June 30, 2018, were $228,000 and $2,542,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at June 30, 2019 and June 30, 2018, which total $3,833,000 and $3,932,000, respectively. As of June 30, 2019 and 2018, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and six months ended June 30, 2019 and 2018. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000. One troubled debt restructured loan paid off during 2018 in the amount of $832,000. All other troubled debt restructured loans were current as of June 30, 2019, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of June 30, 2019, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2019 and December 31, 2018, totaled $795,000 and $661,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2019, and December 31, 2018:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2019
Originated Loans
Commercial and industrial	$87	$1	$10	$98	$156,994	$157,092	$10
Commercial real estate	222	378	1,514	2,114	427,011	429,125	—
Commercial real estate construction	80	—	—	80	17,614	17,694	—
Residential mortgage	204	477	1,839	2,520	376,165	378,685	1,189
Home equity lines of credit	337	55	268	660	92,425	93,085	268
Consumer	160	13	—	173	13,879	14,052	—
Total originated loans	1,090	924	3,631	5,645	1,084,088	1,089,733	1,467
Acquired Loans
Commercial and industrial	—	26	—	26	4,261	4,287	—
Commercial real estate	—	—	—	—	123,606	123,606	—
Commercial real estate construction	—	—	—	—	2,734	2,734	—
Residential mortgage	248	—	127	375	40,880	41,255	127
Home equity lines of credit	322	74	237	633	16,867	17,500	237
Consumer	2	5	—	7	142	149	—
Total acquired loans	572	105	364	1,041	188,490	189,531	364
Total Loans
Commercial and industrial	87	27	10	124	161,255	161,379	10
Commercial real estate	222	378	1,514	2,114	550,617	552,731	—
Commercial real estate construction	80	—	—	80	20,348	20,428	—
Residential mortgage	452	477	1,966	2,895	417,045	419,940	1,316
Home equity lines of credit	659	129	505	1,293	109,292	110,585	505
Consumer	162	18	—	180	14,021	14,201	—
Total Loans	$1,662	$1,029	$3,995	$6,686	$1,272,578	$1,279,264	$1,831

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2018
Originated Loans
Commercial and industrial	$49	$49	$4	$102	$168,996	$169,098	$4
Commercial real estate	775	550	114	1,439	418,526	419,965	—
Commercial real estate construction	—	—	—	—	16,306	16,306	—
Residential mortgage	1,783	529	2,361	4,673	384,077	388,750	1,824
Home equity lines of credit	16	38	375	429	90,846	91,275	375
Consumer	36	14	—	50	14,124	14,174	—
Total originated loans	2,659	1,180	2,854	6,693	1,092,875	1,099,568	2,203
Acquired Loans
Commercial and industrial	27	—	—	27	5,057	5,084	—
Commercial real estate	64	—	851	915	128,043	128,958	851
Commercial real estate construction	343	—	77	420	3,572	3,992	77
Residential mortgage	1,235	251	907	2,393	43,156	45,549	125
Home equity lines of credit	227	—	89	316	18,772	19,088	89
Consumer	—	7	—	7	219	226	—
Total acquired loans	1,896	258	1,924	4,078	198,819	202,897	1,142
Total Loans
Commercial and industrial	76	49	4	129	174,053	174,182	4
Commercial real estate	839	550	965	2,354	546,569	548,923	851
Commercial real estate construction	343	—	77	420	19,878	20,298	77
Residential mortgage	3,018	780	3,268	7,066	427,233	434,299	1,949
Home equity lines of credit	243	38	464	745	109,618	110,363	464
Consumer	36	21	—	57	14,343	14,400	—
Total Loans	$4,555	$1,438	$4,778	$10,771	$1,291,694	$1,302,465	$3,345

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2019
Allowance for Loan Losses
Beginning balance - April 1, 2019	$2,620	$6,278	$241	$2,737	$616	$697	$831	$14,020
Charge-offs	(71)	—	—	—	—	(63)	—	(134)
Recoveries	7	—	—	—	8	31	—	46
Provisions	(94)	134	21	9	1	23	31	125
Ending balance - June 30, 2019	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057

Beginning balance - January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(102)	—	—	(6)	(51)	(107)	—	(266)
Recoveries	21	—	—	1	8	54	—	84
Provisions	(54)	204	59	(63)	57	49	23	275
Ending balance - June 30, 2019	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057

Loans Receivable
Ending balance	$161,379	$552,731	$20,428	$419,940	$110,585	$14,201	$—	$1,279,264
Ending balance: individually evaluated for impairment	$—	$5,747	$—	$650	$—	$—	$—	$6,397
Ending balance: collectively evaluated for impairment	$161,379	$546,984	$20,428	$419,290	$110,585	$14,201	$—	$1,272,867

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2018
Allowance for Loan Losses
Beginning Balance - April 1, 2018	$2,974	$5,455	$135	$2,936	$593	$725	$599	$13,417
Charge-offs	(489)	—	—	(106)	—	(16)	—	(611)
Recoveries	4	—	—	12	—	1	—	17
Provisions	(56)	266	11	(2)	(29)	(37)	167	320
Ending balance - June 30, 2018	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143

Beginning Balance - January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(878)	(33)	—	(489)	—	(37)	—	(1,437)
Recoveries	11	—	—	22	—	1	—	34
Provisions	81	526	20	81	(48)	(40)	(50)	570
Ending balance - June 30, 2018	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143

Loans Receivable
Ending balance	$160,674	$514,519	$19,615	$431,049	$106,089	$14,852	$—	$1,246,798
Ending balance: individually evaluated for impairment	$—	$7,242	$—	$101	$—	$—	$—	$7,343
Ending balance: collectively evaluated for impairment	$160,674	$507,277	$19,615	$430,948	$106,089	$14,852	$—	$1,239,455

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2018
Allowance for Loan Losses
Ending balance	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Loans Receivable
Ending balance	$174,182	$548,923	$20,298	$434,299	$110,363	$14,400	$—	$1,302,465
Ending balance: individually evaluated for impairment	$—	$6,763	$—	$537	$—	$—	$—	$7,300
Ending balance: collectively evaluated for impairment	$174,182	$542,160	$20,298	$433,762	$110,363	$14,400	$—	$1,295,165

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at June 30, 2019, and December 31, 2018, are as follows:

		June 30, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,009	$—	$118,009	$—
Mortgage-backed securities, residential		49,042	—	49,042	—
State and municipal		8,661	—	8,661	—
Total securities available for sale	Recurring	$175,712	$—	$175,712	$—
Equity securities with readily determinable fair values	Recurring	$2,001	$2,001	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,833	$—	$—	$3,833

		December 31, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,413	$—	$118,413	$—
Mortgage-backed securities, residential		33,811	—	33,811	—
State and municipal		9,506	—	9,506	—
Total securities available for sale	Recurring	$161,730	$—	$161,730	$—
Equity securities with readily determinable fair values	Recurring	$1,839	$1,839	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,883	$—	$—	$3,883

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

June 30, 2019
Impaired loans	$3,833	Appraisal of collateral (a)	Appraisal adjustments (b)	(10) - (50)%	(16)%

December 31, 2018
Impaired loans	$3,883	Appraisal of collateral (a)	Appraisal adjustments (b)	(10) - (50)%	(16)%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2019:

	June 30, 2019
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$18,216	$18,216	$7,845	$10,371	$—
Interest-bearing deposits in banks	58,390	58,390	58,390	—	—
Equity securities available for sale	2,001	2,001	2,001	—	—
Investment securities available for sale	175,712	175,712	—	175,712	—
Investment securities held to maturity	24,722	24,772	—	24,772	—
Loans held for sale	3,009	3,009	—	3,009	—
Loans, less allowance for loan losses	1,265,207	1,268,766	—	—	1,268,766
Accrued interest receivable	4,840	4,840	—	4,840	—
Restricted investment in bank stocks	4,202	4,202	—	4,202	—

Financial liabilities:
Demand deposits and savings	974,490	974,490	—	974,490	—
Time deposits	402,787	403,145	—	403,145	—
Short-term borrowings	24,137	24,137	—	24,137	—
Long-term borrowings	73,288	73,888	—	73,888	—
Trust preferred subordinated debt	5,000	4,706	—	4,706	—
Accrued interest payable	2,065	2,065	—	2,065	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2019, and December 31, 2018:

			Gross Amounts	Net Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Offset in the Statements of Condition	the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2019
Repurchase agreements
Commercial customers and government entities	(a)	$24,137	$—	$24,137	$(24,137)	$—	$—

December 31, 2018
Repurchase agreements
Commercial customers and government entities	(a)	$34,616	$—	$34,616	$(34,616)	$—	$—

(a) As of June 30, 2019, and December 31, 2018, the fair value of securities pledged in connection with repurchase agreements was $29,028,000 and $39,788,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2019:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$24,137	$—	$—	$—	$24,137
Total	$24,137	$—	$—	$—	$24,137

11.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	June 30, 2019	December 31, 2018
FHLB advances	$70,216	$75,216
Loan payable to local bank	2,072	2,300
Loan payable to local bank	1,000	1,000
Trust preferred subordinated debt	5,000	5,000
	$78,288	$83,516

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2019 to 2023 with a weighted average rate of 2.48%.

The first loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 5.25% at June 30, 2019. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at any time without penalty.

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

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$9,890	$6,738
New Windsor core deposit intangibles	2,418	836

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $370,000,000 and $343,000,000 at June 30, 2019 and 2018, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2018. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the six months ended June 30, 2019. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2019, compared to Quarter ended June 30, 2018

Executive Summary

Net income for the three months ended June 30, 2019, was $6,466,000, compared to $5,507,000 for the same quarter in 2018, an increase of $959,000 or 17.4%. Basic earnings per share for the three month period was $0.92 in 2019 and $0.78 in 2018. The higher net income for the second quarter of 2019 was primarily a result of higher net interest income from increased volume and rate of earning assets. Net interest income for the quarter ended June 30, 2019 increased $879,000, or 6.2%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $125,000 for the quarter ended June 30, 2019, compared to $320,000 for the same quarter in 2018, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.10% at June 30, 2019. Other income increased $503,000, or 11.7%, due in part to increases in deposit fee income and insurance agency revenue. Other expenses increased $434,000, or 3.9%, due in part to increases in salaries and benefits and a deposit rewards program that increased revenue.

Net Interest Income

Net interest income totaled $14,970,000 for the three months ended June 30, 2019, compared to $14,091,000 for the same period in 2018, an increase of $879,000, or 6.2%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $1,591,000, or 10.0%, due to a 3.5% increase in average earning asset volume from organic growth and increased rates due to market increases net of decreased purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth. Increased lending (average volume was up 3.9%) was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to higher yields although the difference between longer term rates and shorter term rates is inverted. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield was positively affected as new loans replace paydowns on existing loans and variable rate loans reset to new higher rates in these years. Interest income increased on investment securities due to higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the second quarter of 2019; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarters, rates on time deposits were raised in order to compete with competition to increase this funding source. Interest expense increased $712,000, or 40.2%, due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs despite the Federal Reserve FOMC current position of signaling a decrease in short-term rates after increasing these rates in stages starting in mid-December 2015 to its current range of 2.25% to 2.50%. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the second quarter of 2019 was 3.67% compared to 3.64% during the same period in 2018. Also comparing the second quarter of 2019 to 2018, the yield on interest earning assets increased by 0.27% and the cost of interest bearing liabilities increased by 0.24%. The net interest margin was 3.89% for the second quarter of 2019 and 3.79% for the second quarter of 2018. The net interest margin increase was net of lower purchase accounting adjustments which decreased 4 basis points, and was increased by originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income and purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,544,000,000 during the second quarter of 2019, an increase of $52,000,000 from the average for the second quarter of 2018. Average interest bearing liabilities were $1,165,000,000 in the second quarter of 2019, an increase of $11,000,000 from the same period in 2018. Non-interest demand deposits increased $22,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $125,000 in the second quarter of 2019 and $320,000 in the second quarter of 2018. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor acquired loans, total impaired loans at June 30, 2019 were 12.4% lower compared to December 31, 2018. Nonaccrual loans decreased by 25.0%, or $853,000, since December 31, 2018; all substandard loans decreased by 11.4% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2019 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2019, the Corporation had net charge-offs of $88,000, as compared to net charge-offs of $594,000 for the second quarter of 2018.

Other Income

Total other income was $4,820,000 for the three months ended June 30, 2019, up $503,000, or 11.7%, from the second quarter of 2018. Fees from deposit accounts increased by $136,000, or 16.8%, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $21,000 or 3.4%, to $635,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system general business-wide security breaches in the merchant base that are not specifically associated with the Bank and that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $598,000 for the three months ended June 30, 2019, as compared to $559,000 for the second quarter of 2018, a 7.0% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and stable fees on brokerage relationships. Earnings on bank-owned life insurance increased by $28,000, or 10.0%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $207,000, or 12.1%, to $1,914,000 during the period due to higher direct bill volume, including volume on new books of business purchased in the interim period and net of lower contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2019 were lower than 2018 due to loss trends in the entire insurance marketplace. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the second quarter of 2019 and 2018. A $129,000 net gain was recognized on local bank and CRA-related equity securities during the second quarter of 2019 due to frequent market value changes in publicly-traded stocks, compared to a $6,000 net gain during the second quarter of 2018. Other income in the three months ended June 30, 2019, was down by $38,000, or 11.6%, to $289,000 due to lower sales of residential mortgages, partially offset by net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the quarter ended June 30, 2019 were $11,685,000, an increase of $434,000 or 3.9%.

The largest component of other expenses is salaries and employee benefits, which increased by $506,000, or 7.6%, when comparing the second quarter of 2019 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•                  replacing customer-facing staff due to a competitive labor market;

•                  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•                  normal merit increases to employees and associated payroll taxes;

•                  varying performance-based commissions, restricted stock grants and incentives;

•                  market changes in actively managing employee benefit plan costs, including health insurance;

•                  varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was up by $127,000, or 171.6%, when comparing the three months ended June 30, 2019, to the three months ended June 30, 2018, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at a low point at the 2018 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $14,000, or 1.9%, mostly due to higher net lease expense. Equipment expense decreased by $102,000, or 7.7%, due to the lower small-ticket tech equipment expenditures and lower outsourced processing costs. Regardless of the decreased second quarter 2019 expense, equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

Professional services expense totaled $283,000 during the second quarter of 2019, as compared to $344,000 for the same period in 2018, a decrease of $61,000, or 17.7%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis; in particular loan legal expense (due to a particular loan in 2018) and loan review costs (due to engagement timing) were lower in 2019.

Marketing and corporate relations expenses were $171,000 for the second quarter of 2019, or 3.6% higher, as compared to the same period of 2018. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expense was $(3,000) and $84,000 for the three months ended June 30, 2019 and 2018, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The lower expense in 2019 was related to a better final disposition recovery on a property in 2019 and a high final disposition loss on an unrelated property in 2018. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2019 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $39,000, or 16.6%, comparing the three months ended June 30, 2019 and 2018, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with the New Windsor merger and retained earnings equity. Supplies and postage expense increased by 0.6% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 2.4% based on FDIC variations in asset base and rate. Intangible amortization decreased 13.2% due to fully amortized insurance books of business. Other operating expenses increased by $146,000, or 12.4%, in the second quarter of 2019, as compared to the second quarter of 2018. Increases included increases for retail deposit rewards product and training related expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $21,000 to other expenses in the second quarter of 2019 compared to $15,000 in the second quarter of 2018. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,514,000, or 19.0% of pretax income, during the second quarter of 2019, as compared to $1,330,000, or 19.5% of pretax income, during the same period in 2018. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes Maryland corporation income taxes. Low-income housing tax credits were $72,000 for the three months ended June 30, 2019 and 2018, respectively.

Six Months ended June 30, 2019, compared to Six Months ended June 30, 2018

Executive Summary

Net income for the six months ended June 30, 2019, was $12,330,000, compared to $10,420,000 for the same six months in 2018, an increase of $1,910,000 or 18.3%. Basic earnings per share for the six month period was $1.75 in 2019 and $1.48 in 2018. The higher net income for the first half of 2019 was primarily a result of higher net interest income from increased volume and rate of earning assets. Net interest income for the six months ended June 30, 2019 increased $1,982,000, or 7.2%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $275,000 for the six months ended June 30, 2019, compared to $570,000 for the same six months in 2018, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.10% at June 30, 2019. Other income increased $731,000, or 9.1%, due in part to increases in deposit fee income and insurance agency revenue. Other expenses increased $709,000, or 3.2%, due in part to increases in salaries and benefits and the expense of a deposit rewards program that increased revenue.

Net Interest Income

Net interest income totaled $29,635,000 for the six months ended June 30, 2019, compared to $27,653,000 for the same period in 2018, an increase of $1,982,000, or 7.2%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $3,221,000, or 10.4%, due to a 3.6% increase in average earning asset volume from organic growth and increased rates due to market increases net of decreased purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth. Increased lending (average volume was up 4.4%) was a result of a concerted effort by management to offset the recent year trend of interest income decreases due to the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to higher yields (although currently the difference between longer term rates and shorter term rates is inverted, which is a concern for upcoming periods). These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield was positively affected as new loans replace paydowns on existing loans and variable rate loans reset to new higher rates in these years; this process reverses in declining rates. Interest income increased on investment securities due to higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first six months of 2019; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and currently resulted in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarters, rates on time deposits were raised in order to compete with competition to increase this funding source. Interest expense increased $1,239,000, or 35.7%, due to higher rates on transaction deposits, certificate of deposit rate increases and use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs despite the Federal Reserve FOMC current signaling for decreasing short-term rates after increasing these rates in stages starting in mid-December 2015 to its current range of 2.25% to 2.50%. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first six months of 2019 was 3.71% compared to 3.64% during the same period in 2018. Also comparing the first six months of 2019 to 2018, the yield on interest earning assets increased by 0.28% and the cost of interest bearing liabilities increased by 0.21%. The net interest margin was 3.91% for the first six months of 2019 and 3.78% for the first six months of 2018. The net interest margin increase was net of lower purchase accounting adjustments which decreased seven basis points, and was increased by acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,529,000,000 during the first six months of 2019, an increase of $54,000,000 from the average for the first six months of 2018. Average interest bearing liabilities were $1,159,000,000 in the first six months of 2019, an increase of $14,000,000 from the same period in 2018. Non-interest demand deposits increased $22,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $275,000 in the first six months of 2019 and $570,000 in the first six months of 2018. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor acquired loans, total impaired loans at June 30, 2019 were 12.4% lower compared to December 31, 2018. Nonaccrual loans decreased by 25.0%, or $853,000, since December 31, 2018; all substandard loans decreased by 11.4% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2019 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2019, the Corporation had net charge-offs of $182,000, as compared to net charge-offs of $1,403,000 for the first six months of 2018.

Other Income

Total other income was $8,760,000 for the six months ended June 30, 2019, up $731,000, or 9.1%, from the first six months of 2018. Fees from deposit accounts increased by $258,000, or 15.9%, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $29,000 or 2.5%, to $1,173,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system general business-wide security breaches in the merchant base that are not specifically associated with the Bank and that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,190,000 for the six months ended June 30, 2019, as compared to $1,130,000 for the first six months of 2018, a 5.3% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and higher fees on brokerage relationships. Earnings on bank-owned life insurance increased by $35,000, or 6.5%, as a result of varying crediting rates. In 2018, an additional $52,000 was received on a death claim. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $326,000 (net of lower contingent commissions), or 11.2%, to $3,234,000 during the period due to higher direct bill volume, including volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2019 were $110,000, or 19%, lower than 2018 due to loss trends in the entire insurance marketplace. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first six months of 2019 and a $13,000 gain on an odd lot sale of MBS security tails during the first six months of 2018. A $162,000 net gain was recognized on local bank and CRA-related equity securities during the first six months of 2019 due to frequent market value changes in publicly-traded stocks, compared to a $27,000 net loss during the first six months of 2018. Other income in the six months ended June 30, 2019, was down by $101,000, or 15.7%, to $544,000 due to lower sales of residential mortgages, partially offset by net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the six months ended June 30, 2019 were $22,946,000, an increase of $709,000 or 3.2%.

The largest component of other expenses is salaries and employee benefits, which increased by $844,000, or 6.3%, when comparing the first six months of 2019 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•                  replacing customer-facing staff due to a competitive labor market;

•                  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•                  normal merit increases to employees and associated payroll taxes;

•                  varying and timing on performance-based commissions. restricted stock grants and incentives;

•                  market changes in actively managing employee benefit plan costs, including health insurance;

•                  varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was up by $254,000, or 170.5%, when comparing the six months ended June 30, 2019, to the six months ended June 30, 2018, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at a low point at the 2018 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $98,000, or 6.5%, mostly due to higher net lease expense and varying winter season- related expenses. Equipment expense decreased by $161,000, or 6.5%, due to the lower small-ticket tech equipment expenditures and lower outsourced processing costs. Regardless of the decreased first half 2019 expense, equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

Professional services expense totaled $483,000 during the first six months of 2019, as compared to $713,000 for the same period in 2018, a decrease of $230,000, or 32.3%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis; in particular loan legal expense (due to a particular loan in 2018) and loan review costs (due to engagement timing) were lower in 2019.

Marketing and corporate relations expenses were $310,000 for the first six months of 2019, or 15.7% higher, as compared to the same period of 2018. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expense was $(56,000) and $132,000 for the six months ended June 30, 2019 and 2018, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The net recovery in 2019 was related to a better final disposition recovery on three properties versus an unrelated high final disposition expense in 2018. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2019 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $95,000, or 21.5%, comparing the six months ended June 30, 2019 and 2018, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with the New Windsor merger and retained earnings equity. Supplies and postage expense decreased by 2.0% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 5.5% based on FDIC variations in asset base and rate. Intangible amortization decreased 14.5% due to fully amortized insurance books of business. Other operating expenses increased by $289,000, or 12.6%, in the first six months of 2019, as compared to the first six months of 2018. Increases included increases for retail deposit rewards product and higher corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $45,000 to other expenses in the first six months of 2019 compared to $71,000 in the first six months of 2018. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $2,844,000, or 18.7% of pretax income, during the first six months of 2019, as compared to $2,455,000, or 19.1% of pretax income, during the same period in 2018. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes

Maryland corporation income taxes. Low-income housing tax credits were $144,000 for the six months ended June 30, 2019 and 2018, respectively.

FINANCIAL CONDITION

Assets totaled $1,679,305,000 at June 30, 2019, compared to $1,647,724,000 at December 31, 2018, and $1,623,342,000 at June 30, 2018. Average earning assets during the six months ended June 30, 2019, increased to $1,529,114,000 from $1,475,505,000 during the same period in 2018. Average interest bearing liabilities increased in 2019 to $1,159,401,000 from $1,145,335,000 in 2018, while average non-interest bearing deposits increased by $21,967,000.

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

At June 30, 2019, the securities balance included a net unrealized gain on available for sale securities of $946,000, net of taxes, on amortized cost of $174,490,000 versus a net unrealized loss of $1,651,000, net of taxes, on amortized cost of $163,862,000 at December 31, 2018, and a net unrealized loss of $2,748,000, net of taxes, on amortized cost of $155,972,000 at June 30, 2018. The change in fair value of available for sale securities during 2019 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through December 2018 after which the Federal Reserve indicated that further increases were unlikely which caused the U.S. Treasury yield curve to decrease in the time relevant to the investment securities in the Corporation’s portfolio as of June 30, 2019. Previously, after a prolonged period of inaction by the Federal Reserve after lowering rates on the yield curve most conducive to stimulating the housing market and to boost employment and consumption was augmented by a combination of weak domestic and international economic conditions, leading to generally lower rates on the yield curve. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At June 30, 2019, the securities balance included held to maturity securities with an amortized cost of $24,722,000 and a fair value of $24,772,000, as compared to an amortized cost of $27,266,000 and a fair value of $26,911,000 at December 31, 2018, and an amortized cost of $39,894,000 and a fair value of $39,145,000 at June 30, 2018. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

Loans

Loans outstanding increased by $32,466,000, or 2.6%, from June 30, 2018, to June 30, 2019, and decreased by $23,201,000, or

1.8%, from December 31, 2018, to June 30, 2019. The decline year to date is attributable to selling most new residential mortgages and early payoffs. The year over year increase in loan volume was a net increase of new loans net of payoff and paydowns. These results came from the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As a normal course of business, more payoffs are anticipated in the remainder of 2019 from either customers’ cash reserves or refinancing at competing banks. During the first six months of 2019, total commercial purpose loans decreased and local market portfolio residential mortgages decreased. Total commercial purpose segments decreased $8,865,000, or 1.2%, as compared to December 31, 2018. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $82,397,000 at June 30, 2019, a decrease of 11.3% from $92,949,000 held at the end of 2018; these loans are especially subject to refinancing in a declining rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $14,137,000, or 2.6%, as compared to December 31, 2018. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $530,525,000 total in residential mortgage loans at June 30, 2019, $146,358,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 1.1% of the portfolio, with automobile-secured loans representing 0.1% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $290,599,000, or 22.7% of total loans, at June 30, 2019. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2019 and the resulting allowance at June 30, 2019, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2018 the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at June 30, 2019. The amount of unallocated portion of the allowance was stable at June 30, 2019 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date June 30, 2019 and 2018, was $275,000 and $570,000, respectively. More specifically, even though total loans decreased and the provision expense decreased, the allowance for loan losses was derived with data that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at June 30, 2019, was $14,057,000, or 1.10% of loans, as compared to $13,143,000, or 1.05% of loans, at June 30, 2018, and $13,964,000, or 1.07% of loans, at December 31, 2018. The increase from prior periods resulted from charge-offs being exceeded by recoveries and provisions, as shown in the table below. In the following discussion, acquired loans from New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 8 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018
Beginning balance - January 1	$13,964	$13,976	$13,976
Provisions charged to operations	275	1,620	570
Recoveries on charged-off loans	84	178	34
Loans charged-off	(266)	(1,810)	(1,437)
Ending balance	$14,057	$13,964	$13,143

Loans past due 90 days and still accruing were $1,831,000 and nonaccrual loans were $2,564,000 as of June 30, 2019. $228,000 of the nonaccrual balance at June 30, 2019, were in troubled debt restructured loans. $3,833,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $2,753,000 at June 30, 2018, while nonaccruals were $3,411,000. $2,542,000 of the nonaccrual balance at June 30, 2018, was in troubled debt restructured loans. $3,932,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $3,345,000 at December 31, 2018, while nonaccruals were $3,417,000. $2,343,000 of the nonaccrual balance at December 31, 2018, were in troubled debt restructured loans. $3,883,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at June 30, 2019, June 30, 2018, and December 31, 2018, were approximately $1,838,000, $903,000 and $1,158,000, respectively.

The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the second quarter of 2019, a $275,000 provision addition to the allowance was necessary due to the detailed adequacy calculation. As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2019, as compared to December 31, 2018, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2019
Owner occupied commercial real estate	5	$1,914	$—	$—	In market	2007 - 2017
Investment/rental residential real estate	3	650	—	—	In market	2008 - 2015
Total	8	$2,564	$—	$—

December 31, 2018
Owner occupied commercial real estate	5	2,880	—	33	In market	1995 - 2011
Investment/rental residential real estate	2	537	—	376	In market	2008 - 2011
Commercial and industrial	—	—	—	809	In market	2006 - 2015
Total	7	$3,417	$—	$1,218

Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1995 and 2015 for purposes listed in the classifications in the table above.

Owner occupied commercial real estate and construction at June 30, 2019, includes five unrelated loan relationships. An $850,000 merger acquired loan relationship for a light manufacturing enterprise which was performing when acquired is making payments post-bankruptcy filing. The other loans is this category have balances of less than $400,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2007 and 2017 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. Another loan originated in 2008 and added to nonaccrual in the second quarter of 2017 had a balance of $2,046,000 before being paid off by outside funds in the second quarter 2019.

Investment/rental residential real estate at June 30, 2019, includes three loan relationships totaling $650,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One unrelated loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A second unrelated loan is on a property that was sold at Sheriff’s Sale to a third party and is awaiting court ratification. A third unrelated loan was added in the second quarter 2019 after a bankruptcy filing and payments ceased.

There were no impaired commercial and industrial loans at June 30, 2019.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2019 and 2018 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $35,000 was recognized in the first half of 2019 and 2018, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $0 for at June 30, 2019, compared to $155,000 for two unrelated properties and borrowers at December 31, 2018. The decrease in the carrying value was due to the properties sold in 2019. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2019; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,377,277,000 as of June 30, 2019. Deposits increased by $43,302,000, or 3.2%, from June 30, 2018, to June 30, 2019, and increased by $29,185,000, or 2.2%, from December 31, 2018, to June 30, 2019. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2019, short-term borrowings were $24,137,000, as compared to $34,648,000 at December 31, 2018, and $26,418,000 at June 30, 2018. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2018, repurchase agreement balances were down $10,479,000, or 30.3%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at June 30, 2019 and 2018, and there were $32,000 in short-term FHLB borrowings at December 31, 2018. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to acquisitions. Long-term borrowings totaled $78,288,000 at June 30, 2019, versus $83,516,000 at December 31, 2018, and $89,816,000 at June 30, 2018. The Corporation decreased long-term borrowings 12.8% from June 30, 2018. A $4.6 million loan was paid down to $2.1 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter 2018 to fund a book of business purchase. $10.0 million was the net decrease to FHLB borrowings to balance loan demand and deposit growth. Laddered FHLB fixed-rate term advances that matured in 2019 were not renewed due to adequate deposit funding sources. $5 million was subordinated debt acquired from New Windsor. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $180,884,000 at June 30, 2019, compared to $168,137,000 at December 31, 2018, and $160,307,000 at June 30, 2018. Stockholders’ equity increased in the first six months of 2019 by $12,747,000 due in part to $8,947,000 in earnings retained in capital.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017.

A $2,925,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2019, ACNB earned $12,330,000 and paid dividends of $3,383,000 for a dividend payout ratio of 27.4%. During the first six months of 2018, ACNB earned $10,420,000 and paid dividends of $3,023,000 for a dividend payout ratio of 29.0%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2019, 7,824 shares were issued under this plan with proceeds in the amount of $162,000. Year-to-date June 30, 2018, 8,366 shares were issued under this plan with proceeds in the amount of $254,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of June 30, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of June 30, 2019, 16,115 shares were issued under this plan and 557,940 shares were available for grant. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2019, and December 31, 2018, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of June 30, 2019, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

The banking subsidiary’s capital ratios are as follows:

	June 30, 2019	December 31, 2018	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.85%	9.44%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	13.80%	12.89%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.80%	12.89%	8.00%
Total risk-based capital ratio	15.00%	14.07%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2019, ACNB’s banking subsidiary had a borrowing capacity of approximately $700,262,000 from the FHLB, of which $603,122,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $450,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $24,137,000 and $34,616,000 at June 30, 2019, and December 31, 2018, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2019, the Corporation had unfunded outstanding commitments to extend credit of approximately $293,900,000 and outstanding standby letters of credit of approximately $3,360,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

Subsequent Events

On July 2 and 3, 2019, the Corporation filed Forms 8-K with the Securities and Exchange Commission announcing the execution of a definitive agreement whereby Frederick County Bancorp, Inc. (FCBI), headquartered in Frederick, Maryland, will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, Frederick County Bank, FCBI’s wholly-owned subsidiary, will merge with and into ACNB Bank. With the consummation of the acquisition, ACNB Bank will operate former Frederick County Bank locations in the Frederick County market as “FCB Bank, A Division of ACNB Bank”. One director from FCBI will join the boards of directors of ACNB and ACNB Bank, respectively. Based on the financial results as of March 31, 2019, the combined company would have pro forma total assets of $2.2 billion, total deposits of $1.8 billion, and total loans of $1.7 billion. The transaction has been unanimously approved by the boards of directors of both companies. It is subject to FCBI shareholder approval of the transaction, ACNB shareholder approval of the issuance of ACNB common stock for the transaction, regulatory approvals, and other customary closing conditions. Currently, the transaction is expected to close in the fourth quarter of 2019 or the first quarter of 2020, after all such conditions are met. Approximately 1,600,596 shares of ACNB common stock are currently expected to be issued in connection with the FCBI acquisition at closing. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A - Risk Factors.

RECENT DEVELOPMENTS

BANK SECRECY ACT (BSA) - The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Effective May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti- money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation’s banking subsidiary has a BSA and USA PATRIOT Act compliance program commensurate with its risk profile and appetite.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2019, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the risk factors as previously disclosed in the Form 10-K, management has identified the following additional risk factors:

RISKS RELATING TO THE MERGER OF FREDERICK COUNTY BANCORP, INC. (FCBI) INTO ACNB CORPORATION

ACNB WILL INCUR SIGNIFICANT TRANSACTION AND MERGER-RELATED COSTS IN CONNECTION WITH THE MERGER.

ACNB expects to incur costs associated with combining the operations of the two companies. ACNB is formulating detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of ACNB and FCBI. Whether or not the merger is consummated, ACNB will incur substantial expenses, such as financial advisory, legal, accounting, printing, and contract termination fees, in pursuing the merger. Although ACNB expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

SOME OF THE CONDITIONS TO CLOSING OF THE MERGER MAY RESULT IN DELAY OR PREVENT COMPLETION OF THE MERGER, WHICH MAY ADVERSELY AFFECT THE VALUE OF ACNB’S SECURITIES.

Completion of the merger is conditioned upon the receipt of certain governmental consents and approvals, including consents and approvals required by the Federal Reserve Board, FDIC, Pennsylvania Department of Banking and Securities, and Commissioner of Financial Regulation for the State of Maryland. Failure to obtain these consents would prevent consummation of the merger. Even if the approvals are obtained, the effort involved may delay consummation of the merger. Governmental authorities may also impose conditions in connection with the merger that may adversely affect ACNB’s operations after the merger. However, ACNB is not required to take any action or agree to any condition or restriction in connection with obtaining any approvals that would reasonably be expected to have a material adverse effect on ACNB or the combined company.

THE MERGER MAY DISTRACT ACNB’S MANAGEMENT TEAM FROM THEIR OTHER RESPONSIBILITIES.

The merger could cause the management of ACNB to focus their time and energies on matters related to the merger that otherwise would be directed to the Corporation’s business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business, develop new business, and adversely affect the combined company’s business and earnings following the merger.

POST-MERGER INTEGRATION AND CHANGE OF ACNB’S HISTORICAL BUSINESS MODEL MAY FAIL TO ACHIEVE EXPECTED RESULTS.

The success of the transaction depends heavily on a smooth integration and post-merger operations of ACNB. Benefits of the transaction to shareholders may not be realized if the post-merger integration is not well executed or well received by each company’s historical customers.

ACNB MAY FAIL TO REALIZE THE COST SAVINGS IT EXPECTS TO ACHIEVE FROM THE MERGER.

The success of the merger will depend, in part, on ACNB’s ability to realize the estimated cost savings from combining the businesses of ACNB and FCBI. While ACNB believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than ACNB anticipates. ACNB’s cost savings estimates also depend on its ability to combine the businesses of ACNB and FCBI in a manner that permits those cost savings to be realized. If ACNB’s estimates are incorrect or it is unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

COMBINING ACNB AND FCBI MAY BE MORE DIFFICULT, COSTLY, OR TIME-CONSUMING THAN EXPECTED.

ACNB and FCBI have operated, and, until the completion of the merger, will continue to operate, independently. The integration process could result in the loss of key employees, disruption of each company’s ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect either company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause ACNB and FCBI to lose customers or cause customers to withdraw their deposits from ACNB or FCBI, or have other unintended consequences, that could have a material adverse effect on ACNB Corporation’s financial condition and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended June 30, 2019. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2019, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2019, there were 161,096 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2019, there were 16,115 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 557,940. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

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

Exhibit 10.24

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of June 14, 2019. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 20, 2019.)

Exhibit 10.25

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of June 14, 2019. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 20, 2019.)

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

ACNB CORPORATION (Registrant)

Date:	August 2, 2019	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer & Chief Financial Officer (Principal Financial Officer)