Form 10-Q
period 2019-09-30
ACNB CORP
filed 2019-11-01
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the Registrant’s Common Stock outstanding on November 1, 2019, was 7,074,539.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2019	September 30, 2018	December 31, 2018

ASSETS

Cash and due from banks	$22,999	$18,145	$20,105
Interest bearing deposits with banks	94,716	45,551	20,800

Total Cash and Cash Equivalents	117,715	63,696	40,905

Equity securities with readily determinable fair values	2,032	1,743	1,839
Debt securities available for sale	184,678	162,957	161,730
Securities held to maturity, fair value $22,518; $32,767; $26,911	22,443	33,517	27,266
Loans held for sale	3,010	1,112	408
Loans, net of allowance for loan losses $13,924; $13,414; $13,964	1,274,361	1,259,032	1,288,501
Premises and equipment	25,411	26,097	26,409
Right of use asset	3,662	—	—
Restricted investment in bank stocks	3,905	4,529	4,336
Investment in bank-owned life insurance	50,372	46,242	48,003
Investments in low-income housing partnerships	1,597	2,096	1,871
Goodwill	19,580	19,580	19,580
Intangible assets	4,580	2,628	4,407
Foreclosed assets held for resale	—	63	155
Other assets	22,503	24,507	22,314

Total Assets	$1,735,849	$1,647,799	$1,647,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$322,594	$292,389	$302,394
Interest bearing	1,095,016	1,054,854	1,045,698

Total Deposits	1,417,610	1,347,243	1,348,092

Short-term borrowings	41,509	38,525	34,648
Long-term borrowings	72,068	84,725	83,516
Lease liability	3,662	—	—
Other liabilities	14,926	12,794	13,331

Total Liabilities	1,549,775	1,483,287	1,479,587

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,137,139, 7,104,824 and 7,108,620 shares issued; 7,074,539, 7,042,224 and 7,046,020 shares outstanding	17,843	17,762	17,772
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	39,418	38,321	38,448
Retained earnings	135,351	118,192	121,862
Accumulated other comprehensive loss	(5,810)	(9,035)	(9,217)

Total Stockholders’ Equity	186,074	164,512	168,137

Total Liabilities and Stockholders’ Equity	$1,735,849	$1,647,799	$1,647,724

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2019	2018	2019	2018

INTEREST AND DIVIDEND INCOME
Loans, including fees	$16,057	$14,966	$47,763	$43,746
Securities:
Taxable	1,079	929	3,078	2,761
Tax-exempt	31	51	113	175
Dividends	78	77	253	229
Other	452	259	830	490

Total Interest Income	17,697	16,282	52,037	47,401

INTEREST EXPENSE
Deposits	2,158	1,341	5,814	3,681
Short-term borrowings	21	2	73	29
Long-term borrowings	473	526	1,470	1,625

Total Interest Expense	2,652	1,869	7,357	5,335

Net Interest Income	15,045	14,413	44,680	42,066

PROVISION FOR LOAN LOSSES	150	200	425	770

Net Interest Income after Provision for Loan Losses	14,895	14,213	44,255	41,296

OTHER INCOME
Service charges on deposit accounts	1,017	839	2,901	2,465
Income from fiduciary, investment management and brokerage activities	651	632	1,841	1,762
Earnings on investment in bank-owned life insurance	296	269	869	807
Gain on life insurance proceeds	—	—	—	52
Net gains on sales of securities	—	31	—	44
Net gains (losses) on equity securities	31	(23)	193	(50)
Service charges on ATM and debit card transactions	652	609	1,825	1,753
Commissions from insurance sales	1,763	1,450	4,997	4,358
Other	531	318	1,075	963

Total Other Income	4,941	4,125	13,701	12,154

OTHER EXPENSES
Salaries and employee benefits	7,340	6,560	21,494	19,870
Net occupancy	739	700	2,336	2,199
Equipment	1,165	1,276	3,487	3,759
Other tax	269	243	805	684
Professional services	263	371	746	1,084
Supplies and postage	163	183	547	575
Marketing and corporate relations	132	98	442	366
FDIC and regulatory	53	173	382	521
Merger related expenses	516	—	516	—
Intangible assets amortization	154	175	467	541
Foreclosed real estate expenses (income)	46	(27)	(10)	105
Other operating	1,134	1,104	3,708	3,389

Total Other Expenses	11,974	10,856	34,920	33,093

Income before Income Taxes	7,862	7,482	23,036	20,357

PROVISION FOR INCOME TAXES	1,552	1,443	4,396	3,898

Net Income	$6,310	$6,039	$18,640	$16,459

PER SHARE DATA
Basic earnings	$0.89	$0.86	$2.64	$2.34
Cash dividends declared	$0.25	$0.23	$0.73	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2019	2018	2019	2018

NET INCOME	$6,310	$6,039	$18,640	$16,459

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $93, $(139), $850 and $(742), respectively	317	(476)	2,914	(2,195)

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $7, $0 and $10, respectively (A) (C)	—	24	—	34

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $48, $29, $144 and $87, respectively (B) (C)	165	100	493	300

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	482	(352)	3,407	(1,861)

TOTAL COMPREHENSIVE INCOME	$6,792	$5,687	$22,047	$14,598

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2019 and 2018

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE — JANUARY 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137
Net income	—	—	—	5,864	—	5,864
Other comprehensive income, net of taxes	—	—	—	—	1,274	1,274
Common stock shares issued (3,662 shares)	9	—	4	—	—	13
Restricted stock compensation expense	—	—	126	—	—	126
Cash dividends declared	—	—	—	(1,621)	—	(1,621)
BALANCE — MARCH 31, 2019	17,781	(728)	38,578	126,105	(7,943)	173,793
Net income	—	—	—	6,466	—	6,466
Other comprehensive income, net of taxes	—	—	—	—	1,651	1,651
Common stock shares issued (4,162 shares)	11	—	138	—	—	149
Restricted stock grants (16,015 shares)	39	—	352	—	—	391
Restricted stock compensation expense	—	—	196	—	—	196
Cash dividends declared	—	—	—	(1,762)	—	(1,762)
BALANCE — JUNE 30, 2019	17,831	(728)	39,264	130,809	(6,292)	180,884
Net income	—	—	—	6,310	—	6,310
Other comprehensive income, net of taxes	—	—	—	—	482	482
Common stock shares issued (4,680 shares)	12	—	154	—	—	166
Cash dividends declared	—	—	—	(1,768)	—	(1,768)
BALANCE — SEPTEMBER 30, 2019	$17,843	$(728)	$39,418	$135,351	$(5,810)	$186,074

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE — JANUARY 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966
Net income	—	—	—	4,913	—	4,913
Other comprehensive loss, net of taxes	—	—	—	—	(1,189)	(1,189)
Common stock shares issued (4,138 shares)	10	—	111	—	—	121
Restricted stock grants (6,744 shares)	17	—	(4)	—	—	13
Restricted stock compensation expense	—	—	186	—	—	186
Cash dividends declared	—	—	—	(1,405)	—	(1,405)
BALANCE — MARCH 31, 2018	17,743	(728)	38,070	109,801	(8,281)	156,605
Net income	—	—	—	5,507	—	5,507
Other comprehensive loss, net of taxes	—	—	—	—	(320)	(320)
Reclassification of certain income tax effects from AOCI (1)	—	—	—	82	(82)	—
Common stock shares issued (4,228 shares)	10	—	123	—	—	133
Cash dividends declared	—	—	—	(1,618)	—	(1,618)
BALANCE — JUNE 30, 2018	17,753	(728)	38,193	113,772	(8,683)	160,307
Net income	—	—	—	6,039	—	6,039
Other comprehensive loss, net of taxes	—	—	—	—	(352)	(352)
Common stock shares issued (3,456 shares)	9	—	128	—	—	137
Cash dividends declared	—	—	—	(1,619)	—	(1,619)
BALANCE — SEPTEMBER 30, 2018	$17,762	$(728)	$38,321	$118,192	$(9,035)	$164,512

(1) In January 2018, the Corporation adopted ASU 2018-02, as a result, the Corporation made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,640	$16,459
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(417)	(404)
(Gain) loss on sales of foreclosed assets held for resale, including writedowns	(87)	1
Earnings on investment in bank-owned life insurance	(869)	(807)
Gain on sales or calls of securities	—	(44)
(Gain) loss on equity securities	(193)	50
Restricted stock compensation expense	322	186
Depreciation and amortization	2,037	2,122
Provision for loan losses	425	770
Net amortization of investment securities premiums	251	357
Decrease (increase) in accrued interest receivable	33	(1,067)
Increase in accrued interest payable	1,084	243
Mortgage loans originated for sale	(14,929)	(25,244)
Proceeds from sales of loans originated for sale	12,744	26,272
Decrease in other assets	1,730	724
(Increase) decrease in deferred tax expense	(2,172)	398
Increase in other liabilities	1,148	1,471
Net Cash Provided by Operating Activities	19,747	21,487
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	4,823	11,307
Proceeds from maturities of investment securities available for sale	12,644	12,471
Proceeds from sales of investment securities available for sale	—	6,477
Purchase of investment securities available for sale	(32,079)	(27,746)
Purchase of equity securities	(500)	—
Redemption of restricted investment in bank stocks	431	244
Net decrease (increase) in loans	13,667	(29,843)
Purchase of bank-owned life insurance	(1,500)	(500)
Insurance book- acquisition	(640)	(600)
Capital expenditures	(605)	(904)
Proceeds from sales of premises and equipment	33	—
Proceeds from sales of foreclosed real estate	290	607
Net Cash Used in Investing Activities	(3,436)	(28,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	20,200	12,976
Net increase in time certificates of deposits and interest bearing deposits	49,318	35,775
Net increase in short-term borrowings	6,861	1,617
Proceeds from long-term borrowings	7,000	9,716
Repayments on long-term borrowings	(18,448)	(19,591)
Dividends paid	(5,151)	(4,642)
Common stock issued	719	404
Net Cash Provided by Financing Activities	60,499	36,255

Net Increase in Cash and Cash Equivalents	76,810	29,255

CASH AND CASH EQUIVALENTS — BEGINNING	40,905	34,441

CASH AND CASH EQUIVALENTS — ENDING	$117,715	$63,696
Supplemental disclosures of cash flow information
Interest paid	$6,273	$5,092
Income taxes paid	$3,400	$3,150
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$48	$235

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

On July 2 and 3, 2019, the Corporation filed Forms 8-K with the Securities and Exchange Commission announcing the execution of a definitive agreement whereby Frederick County Bancorp, Inc. (FCBI), headquartered in Frederick, Maryland, will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, Frederick County Bank, FCBI’s wholly-owned subsidiary, will merge with and into ACNB Bank. With the consummation of the acquisition, ACNB Bank will operate former Frederick County Bank locations in the Frederick County market as “FCB Bank, A Division of ACNB Bank”. One director from FCBI will join the boards of directors of ACNB and ACNB Bank, respectively. Based on the financial results as of March 31, 2019, the combined company would have pro forma total assets of $2.2 billion, total deposits of $1.8 billion, and total loans of $1.7 billion. The transaction has been unanimously approved by the boards of directors of both companies. It is subject to FCBI stockholder approval of the transaction, ACNB shareholder approval of the issuance of ACNB common stock for the transaction, regulatory approvals, and other customary closing conditions. Currently, the transaction is expected to close in the first quarter of 2020, after all such conditions are met. Approximately 1,600,596 shares of ACNB common stock are currently expected to be issued in connection with the FCBI acquisition at closing. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A - Risk Factors.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2018 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 8, 2019. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

The Corporation early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units. However, for a reporting unit with a zero or negative carrying amount, the ASU adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. The amendments in this ASU were early adopted in the 2018 fiscal year and did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

On January 1, 2019, the Corporation adopted ASU 2016-02, Leases, and all subsequent amendments to the ASU (collectively “Topic 842”). From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. Under the optional transition method, only the most recent period presented reflects the adoption of Topic 842 and the comparative prior periods are reported under the previous guidance in Topic 840. The Corporation recorded a $4 million right-of-use asset and lease liability, which represents all of its operating lease commitments, based on the present value of committed lease payments. The ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, Leases (Topic 842). The Corporation adopted the new practical expedient which will allow the Corporation to elect, by class of underlying asset, to not separate nonlease components from the associated lease component when specified conditions are met. Examples of nonlease components include equipment maintenance services, common area maintenance services in real estate, or other goods or services provided to the lessee apart from the right to use the underlying asset. The practical expedient must be applied consistently for all lease contracts. The effect on operations and capital adequacy was not material.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2019, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Since the Corporation currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Corporation.

2.              Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,056,854 and 7,033,437 weighted average shares of common stock outstanding for the nine months ended September 30, 2019 and 2018, respectively, and 7,069,096 and 7,038,768 for the three months ended September 30, 2019 and 2018, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of September 30, 2019, 25,945 shares were issued under this plan, of which 23,725 were fully vested, no shares vested during the quarter, and the remaining 2,220 will vest over the next year. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2019, 16,115 shares were issued under this plan, of which 5,372 vested during the quarter, and the remaining 10,743 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $33,000 and $42,000 of compensation expenses related to the grants were recognized during the three months ended September 30, 2019 and 2018, respectively. $355,000 and $159,000 of compensation expenses related to the grants were recognized during the nine months ended September 30, 2019 and 2018, respectively.

3.              Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
In thousands	2019	2018	2019	2018
Service cost	$174	$215	$522	$645
Interest cost	303	274	909	822
Expected return on plan assets	(637)	(693)	(1,911)	(2,077)
Amortization of net loss	212	129	637	386

Net Periodic Benefit Expense	$52	$(75)	$157	$(224)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2018, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2019. As of September 30, 2019, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 353 active, vested, terminated and retired persons in the plan.

4.              Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,905,000 in standby letters of credit as of September 30, 2019. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2019, for guarantees under standby letters of credit issued is not material.

5.            Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — SEPTEMBER 30, 2019	$1,263	$(7,073)	$(5,810)
BALANCE — DECEMBER 31, 2018	$(1,651)	$(7,566)	$(9,217)
BALANCE — SEPTEMBER 30, 2018	$(3,199)	$(5,836)	$(9,035)

6.              Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2019 and 2018, is as follows:

In thousands	Banking	Insurance	Total
2019
Net interest income and other income from external customers	$53,849	$4,532	$58,381
Income before income taxes	21,705	1,331	23,036
Total assets	1,723,292	12,557	1,735,849
Capital expenditures	598	7	605

2018
Net interest income and other income from external customers	$50,015	$4,205	$54,220
Income before income taxes	19,146	1,211	20,357
Total assets	1,635,033	12,766	1,647,799
Capital expenditures	847	57	904

Segment information for the three month periods ended September 30, 2019 and 2018, is as follows:

In thousands	Banking	Insurance	Total
2019
Net interest income and other income from external customers	$18,687	$1,299	$19,986
Income before income taxes	7,390	472	7,862
Total assets	1,723,292	12,557	1,735,849
Capital expenditures	323	7	330

2018
Net interest income and other income from external customers	$17,235	$1,303	$18,538
Income before income taxes	7,115	367	7,482
Total assets	1,635,033	12,766	1,647,799
Capital expenditures	233	16	249

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

Amortized cost and fair value of securities at September 30, 2019, and December 31, 2018, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2019
U.S. Government and agencies	$115,656	$874	$261	$116,269
Mortgage-backed securities, residential	59,770	1,016	67	60,719
State and municipal	7,620	72	2	7,690
	$183,046	$1,962	$330	$184,678

DECEMBER 31, 2018
U.S. Government and agencies	$120,420	$142	$2,149	$118,413
Mortgage-backed securities, residential	33,960	194	343	33,811
State and municipal	9,482	60	36	9,506
	$163,862	$396	$2,528	$161,730

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2019
U.S. Government and agencies	$6,000	$7	$4	$6,003
Mortgage-backed securities, residential	16,443	80	8	16,515
	$22,443	$87	$12	$22,518
DECEMBER 31, 2018
U.S. Government and agencies	$7,000	$—	$69	$6,931
Mortgage-backed securities, residential	20,266	4	290	19,980
	$27,266	$4	$359	$26,911

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2019
SEPTEMBER 30, 2019
CRA Mutual Fund	$1,012	$38	$—	$1,050
Stock in other banks	827	155	—	982
	$1,839	$193	$—	$2,032

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2018
SEPTEMBER 30, 2018
CRA Mutual Fund	$1,044	$—	$31	$1,013
Stock in other banks	749	31	50	730
	$1,793	$31	$81	$1,743

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2018
DECEMBER 31, 2018
CRA Mutual Fund	$1,044	$—	$32	$1,012
Stock in other banks	749	247	169	827
	$1,793	$247	$201	$1,839

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019, and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2019
U.S. Government and agencies	$—	$—	$58,405	$261	$58,405	$261
Mortgage-backed securities, residential	7,567	66	667	1	8,234	67
State and municipal	—	—	866	2	866	2
	$7,567	$66	$59,938	$264	$67,505	$330

DECEMBER 31, 2018
U.S. Government and agencies	$1,997	$5	$87,216	$2,144	$89,213	$2,149
Mortgage-backed securities, residential	9,410	134	8,586	209	17,996	343
State and municipal	—	—	2,696	36	2,696	36
	$11,407	$139	$98,498	$2,389	$109,905	$2,528

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2019
U.S. Government and agencies	$—	$—	$2,996	$4	$2,996	$4
Mortgage-backed securities, residential	1,177	2	3,425	6	4,602	8
	$1,177	$2	$6,421	$10	$7,598	$12

DECEMBER 31, 2018
U.S. Government and agencies	$2,975	$25	$3,956	$44	$6,931	$69
Mortgage-backed securities, residential	5,408	59	12,636	231	18,044	290
	$8,383	$84	$16,592	$275	$24,975	$359

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2019, thirty-one available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2019, six available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. Two of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2019, three available for sale state and municipal securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2019, two held to maturity U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2019, eleven held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2019, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2019, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$18,183	$18,187	$4,000	$3,997
Over 1 year through 5 years	104,894	105,569	2,000	2,006
Over 5 years through 10 years	199	203	—	—
Over 10 years	—	—	—	—
Mortgage-backed securities, residential	59,770	60,719	16,443	16,515
	$183,046	$184,678	$22,443	$22,518

The Corporation did not sell any securities available for sale during the first nine months of 2019. The Corporation realized $31,000 and $44,000 gross gains on sales of securities available for sale during the three and nine month periods ended September 30, 2018.

At September 30, 2019, and December 31, 2018, securities with a carrying value of $174,308,000 and $165,792,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2019, and December 31, 2018:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2019
Originated Loans
Commercial and industrial	$155,471	$3,523	$747	$—	$159,741
Commercial real estate	408,218	20,971	8,577	—	437,766
Commercial real estate construction	24,575	1,076	—	—	25,651
Residential mortgage	369,472	6,463	292	—	376,227
Home equity lines of credit	93,111	598	93	—	93,802
Consumer	13,820	—	—	—	13,820
Total Originated Loans	1,064,667	32,631	9,709	—	1,107,007
Acquired Loans
Commercial and industrial	3,482	383	112	—	3,977
Commercial real estate	105,876	11,663	2,350	—	119,889
Commercial real estate construction	1,718	692	—	—	2,410
Residential mortgage	35,141	1,915	1,994	—	39,050
Home equity lines of credit	15,415	114	299	—	15,828
Consumer	124	—	—	—	124
Total Acquired Loans	161,756	14,767	4,755	—	181,278
Total Loans
Commercial and industrial	158,953	3,906	859	—	163,718
Commercial real estate	514,094	32,634	10,927	—	557,655
Commercial real estate construction	26,293	1,768	—	—	28,061
Residential mortgage	404,613	8,378	2,286	—	415,277
Home equity lines of credit	108,526	712	392	—	109,630
Consumer	13,944	—	—	—	13,944
Total Loans	$1,226,423	$47,398	$14,464	$—	$1,288,285

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2018
Originated Loans
Commercial and industrial	$166,035	$2,902	$161	$—	$169,098
Commercial real estate	393,987	18,079	7,899	—	419,965
Commercial real estate construction	15,471	835	—	—	16,306
Residential mortgage	381,525	6,492	733	—	388,750
Home equity lines of credit	90,941	334	—	—	91,275
Consumer	14,174	—	—	—	14,174
Total Originated Loans	1,062,133	28,642	8,793	—	1,099,568
Acquired Loans
Commercial and industrial	4,803	134	147	—	5,084
Commercial real estate	120,321	5,112	3,525	—	128,958
Commercial real estate construction	3,276	716	—	—	3,992
Residential mortgage	41,193	1,896	2,460	—	45,549
Home equity lines of credit	18,614	88	386	—	19,088
Consumer	226	—	—	—	226
Total Acquired Loans	188,433	7,946	6,518	—	202,897
Total Loans
Commercial and industrial	170,838	3,036	308	—	174,182
Commercial real estate	514,308	23,191	11,424	—	548,923
Commercial real estate construction	18,747	1,551	—	—	20,298
Residential mortgage	422,718	8,388	3,193	—	434,299
Home equity lines of credit	109,555	422	386	—	110,363
Consumer	14,400	—	—	—	14,400
Total Loans	$1,250,566	$36,588	$15,311	$—	$1,302,465

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Balance at beginning of period	$891	$1,234
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	393	288
Accretion to loan interest income	(607)	(490)
Balance at end of period	$677	$1,032

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

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2019, and December 31, 2018:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2019
Commercial and industrial	$72	$72	$48	$—	$—
Commercial real estate	—	—	—	6,578	6,578
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	212	212
Home equity lines of credit	—	—	—	93	93
	$72	$72	$48	$6,883	$6,883

DECEMBER 31, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	6,763	6,763
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	537	537
Home equity lines of credit	—	—	—	—	—
	$—	$—	$—	$7,300	$7,300

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2019 and 2018:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2019
Commercial and industrial	$36	$—	$—	$—
Commercial real estate	—	—	6,163	136
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	430	8
Home equity lines of credit	—	—	47	—
	$36	$—	$6,640	$144

September 30, 2018
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	7,215	36
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	317	—
Home equity lines of credit	74	—	—	—
	$74	$—	$7,532	$36

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2019 and 2018:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2019
Commercial and industrial	$18	$—	$—	$—
Commercial real estate	—	—	6,435	454
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	484	8
Home equity lines of credit	—	—	23	—
	$18	$—	$6,942	$462

September 30, 2018
Commercial and industrial	$545	$—	$92	$44
Commercial real estate	—	—	7,525	118
Commercial real estate construction	—	—	—	—
Residential mortgage	94	—	209	—
Home equity lines of credit	37	—	—	—
	$639	$—	$7,826	$162

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2019, and December 31, 2018, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	September 30, 2019	December 31, 2018
Commercial and industrial	$72	$—
Commercial real estate	2,769	2,880
Commercial real estate construction	—	—
Residential mortgage	212	537
Home equity lines of credit	93	—
	$3,146	$3,417

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and nine months ended September 30, 2019 and 2018. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $4,016,000 and $6,434,000 at September 30, 2019 and September 30, 2018, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at September 30, 2019 and September 30, 2018, were $207,000 and $2,527,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at September 30, 2019 and September 30, 2018, which total $3,809,000 and $3,907,000, respectively. As of September 30, 2019 and 2018, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2019 and 2018. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000. One troubled debt restructured loan paid off during 2018 in the amount of $832,000. All other troubled debt restructured loans were current as of September 30,

2019, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of September 30, 2019, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2019 and December 31, 2018, totaled $651,000 and $661,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2019, and December 31, 2018:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2019
Originated Loans
Commercial and industrial	$33	$448	$4	$485	$159,256	$159,741	$4
Commercial real estate	849	349	1,874	3,072	434,694	437,766	—
Commercial real estate construction	—	—	—	—	25,651	25,651	—
Residential mortgage	124	1,311	1,495	2,930	373,297	376,227	1,283
Home equity lines of credit	94	—	218	312	93,490	93,802	218
Consumer	132	25	5	162	13,658	13,820	5
Total originated loans	1,232	2,133	3,596	6,961	1,100,046	1,107,007	1,510
Acquired Loans
Commercial and industrial	—	—	—	—	3,977	3,977	—
Commercial real estate	—	—	—	—	119,889	119,889	—
Commercial real estate construction	—	93	—	93	2,317	2,410	—
Residential mortgage	64	257	126	447	38,603	39,050	126
Home equity lines of credit	343	181	95	619	15,209	15,828	95
Consumer	—	—	—	—	124	124	—
Total acquired loans	407	531	221	1,159	180,119	181,278	221
Total Loans
Commercial and industrial	33	448	4	485	163,233	163,718	4
Commercial real estate	849	349	1,874	3,072	554,583	557,655	—
Commercial real estate construction	—	93	—	93	27,968	28,061	—
Residential mortgage	188	1,568	1,621	3,377	411,900	415,277	1,409
Home equity lines of credit	437	181	313	931	108,699	109,630	313
Consumer	132	25	5	162	13,782	13,944	5
Total Loans	$1,639	$2,664	$3,817	$8,120	$1,280,165	$1,288,285	$1,731

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2018
Originated Loans
Commercial and industrial	$49	$49	$4	$102	$168,996	$169,098	$4
Commercial real estate	775	550	114	1,439	418,526	419,965	—
Commercial real estate construction	—	—	—	—	16,306	16,306	—
Residential mortgage	1,783	529	2,361	4,673	384,077	388,750	1,824
Home equity lines of credit	16	38	375	429	90,846	91,275	375
Consumer	36	14	—	50	14,124	14,174	—
Total originated loans	2,659	1,180	2,854	6,693	1,092,875	1,099,568	2,203
Acquired Loans
Commercial and industrial	27	—	—	27	5,057	5,084	—
Commercial real estate	64	—	851	915	128,043	128,958	851
Commercial real estate construction	343	—	77	420	3,572	3,992	77
Residential mortgage	1,235	251	907	2,393	43,156	45,549	125
Home equity lines of credit	227	—	89	316	18,772	19,088	89
Consumer	—	7	—	7	219	226	—
Total acquired loans	1,896	258	1,924	4,078	198,819	202,897	1,142
Total Loans
Commercial and industrial	76	49	4	129	174,053	174,182	4
Commercial real estate	839	550	965	2,354	546,569	548,923	851
Commercial real estate construction	343	—	77	420	19,878	20,298	77
Residential mortgage	3,018	780	3,268	7,066	427,233	434,299	1,949
Home equity lines of credit	243	38	464	745	109,618	110,363	464
Consumer	36	21	—	57	14,343	14,400	—
Total Loans	$4,555	$1,438	$4,778	$10,771	$1,291,694	$1,302,465	$3,345

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2019
Allowance for Loan Losses
Beginning balance - July 1, 2019	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057
Charge-offs	(28)	—	—	(36)	(174)	(61)	—	(299)
Recoveries	4	5	—	—	—	7	—	16
Provisions	88	(4)	89	(69)	159	20	(133)	150
Ending balance - September 30, 2019	$2,526	$6,413	$351	$2,641	$610	$654	$729	$13,924

Beginning balance - January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(130)	—	—	(42)	(225)	(168)	—	(565)
Recoveries	25	5	—	1	8	61	—	100
Provisions	34	200	148	(132)	216	69	(110)	425
Ending balance - September 30, 2019	$2,526	$6,413	$351	$2,641	$610	$654	$729	$13,924
Ending balance: individually evaluated for impairment	$48	$—	$—	$—	$—	$—	$—	$48
Ending balance: collectively evaluated for impairment	$2,478	$6,413	$351	$2,641	$610	$654	$729	$13,876

Loans Receivable
Ending balance	$163,718	$557,655	$28,061	$415,277	$109,630	$13,944	$—	$1,288,285
Ending balance: individually evaluated for impairment	$72	$6,578	$—	$212	$93	$—	$—	$6,955
Ending balance: collectively evaluated for impairment	$163,646	$551,077	$28,061	$415,065	$109,537	$13,944	$—	$1,281,330

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2018
Allowance for Loan Losses
Beginning Balance - July 1, 2018	$2,433	$5,721	$146	$2,840	$564	$673	$766	$13,143
Charge-offs	(33)	—	—	—	—	(29)	—	(62)
Recoveries	22	—	103	8	—	—	—	133
Provisions	185	123	(50)	(95)	131	(9)	(85)	200
Ending balance - September 30, 2018	$2,607	$5,844	$199	$2,753	$695	$635	$681	$13,414

Beginning Balance - January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(911)	(33)	—	(489)	—	(66)	—	(1,499)
Recoveries	33	—	103	30	—	1	—	167
Provisions	266	649	(30)	(14)	83	(49)	(135)	770
Ending balance - September 30, 2018	$2,607	$5,844	$199	$2,753	$695	$635	$681	$13,414
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$148	$—	$—	$148
Ending balance: collectively evaluated for impairment	$2,607	$5,844	$199	$2,753	$547	$635	$681	$13,266

Loans Receivable
Ending balance	$176,073	$522,834	$18,720	$433,535	$106,679	$14,605	$—	$1,272,446
Ending balance: individually evaluated for impairment	$—	$7,188	$—	$533	$148	$—	$—	$7,869
Ending balance: collectively evaluated for impairment	$176,073	$515,646	$18,720	$433,002	$106,531	$14,605	$—	$1,264,577

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2018
Allowance for Loan Losses
Ending balance	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Loans Receivable
Ending balance	$174,182	$548,923	$20,298	$434,299	$110,363	$14,400	$—	$1,302,465
Ending balance: individually evaluated for impairment	$—	$6,763	$—	$537	$—	$—	$—	$7,300
Ending balance: collectively evaluated for impairment	$174,182	$542,160	$20,298	$433,762	$110,363	$14,400	$—	$1,295,165

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at September 30, 2019, and December 31, 2018, are as follows:

		September 30, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$116,269	$—	$116,269	$—
Mortgage-backed securities, residential		60,719	—	60,719	—
State and municipal		7,690	—	7,690	—
Total securities available for sale	Recurring	$184,678	$—	$184,678	$—
Equity securities with readily determinable fair values	Recurring	$2,032	$2,032	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,856	$—	$—	$3,856

		December 31, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,413	$—	$118,413	$—
Mortgage-backed securities, residential		33,811	—	33,811	—
State and municipal		9,506	—	9,506	—
Total securities available for sale	Recurring	$161,730	$—	$161,730	$—
Equity securities with readily determinable fair values	Recurring	$1,839	$1,839	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,883	$—	$—	$3,883

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2019
Impaired loans	$3,856	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(21)%

December 31, 2018
Impaired loans	$3,883	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(16)%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2019:

	September 30, 2019
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$22,999	$22,999	$7,212	$15,787	$—
Interest-bearing deposits in banks	94,716	94,716	94,716	—	—
Equity securities available for sale	2,032	2,032	2,032	—	—
Investment securities available for sale	184,678	184,678	—	184,678	—
Investment securities held to maturity	22,443	22,518	—	22,518	—
Loans held for sale	3,010	3,010	—	3,010	—
Loans, less allowance for loan losses	1,274,361	1,286,849	—	—	1,286,849
Accrued interest receivable	4,512	4,512	—	4,512	—
Restricted investment in bank stocks	3,905	3,905	—	3,905	—

Financial liabilities:
Demand deposits and savings	1,006,110	1,006,110	—	1,006,110	—
Time deposits	411,500	412,828	—	412,828	—
Short-term borrowings	41,509	41,509	—	41,509	—
Long-term borrowings	67,068	67,766	—	67,766	—
Trust preferred subordinated debt	5,000	4,709	—	4,709	—
Accrued interest payable	2,448	2,448	—	2,448	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2019, and December 31, 2018:

			Net Amounts	Gross Amounts Not Offset
		Gross	of Liabilities	in the Statements of
		Amounts	Presented in	Condition
	Gross Amounts	Offset in the	the		Cash
	of Recognized	Statements of	Statements	Financial	Collateral	Net
In thousands	Liabilities	Condition	of Condition	Instruments	Pledged	Amount
September 30, 2019
Repurchase agreements
Commercial customers and government entities (a)	$41,509	$—	$41,509	$(41,509)	$—	$—

December 31, 2018
Repurchase agreements
Commercial customers and government entities (a)	$34,616	$—	$34,616	$(34,616)	$—	$—

(a) As of September 30, 2019, and December 31, 2018, the fair value of securities pledged in connection with repurchase agreements was $41,757,000 and $39,788,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2019:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$41,509	$—	$—	$—	$41,509
Total	$41,509	$—	$—	$—	$41,509

11.       Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	September 30, 2019	December 31, 2018
FHLB advances	$64,216	$75,216
Loan payable to local bank	1,952	2,300
Loan payable to local bank	900	1,000
Trust preferred subordinated debt	5,000	5,000
	$72,068	$83,516

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2019 to 2023 with a weighted average rate of 2.54%.

The first loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 4.75% at September 30, 2019. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at any time without penalty.

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

The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$9,890	$6,803
New Windsor core deposit intangibles	2,418	925

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $373,000,000 and $361,000,000 at September 30, 2019 and 2018, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

Certain incremental disclosures are required. Until recently, the new CECL standard was expected to become effective for the Corporation on January 1, 2020, and for interim periods within that year. In October 2019, FASB voted to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. The Corporation currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new CECL standard for a period of time. The Corporation will not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Corporation continues to evaluate the impact the CECL model will have on the accounting for credit losses, but the Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations. Management has developed a committee to address CECL and the committee is currently evaluating options to comply with the ASU in a timely manner.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2018. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the nine months ended September 30, 2019. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2019, compared to Quarter ended September 30, 2018

Executive Summary

Net income for the three months ended September 30, 2019, was $6,310,000, compared to $6,039,000 for the same quarter in 2018, an increase of $271,000 or 4.5%. Basic earnings per share for the three month period was $0.89 in 2019 and $0.86 in 2018, or a 3.5% increase. The higher net income for the third quarter of 2019 was primarily a result of higher net interest income from increased volume and rate of earning assets. Net interest income for the quarter ended September 30, 2019 increased $632,000, or 4.4%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $150,000 for the quarter ended September 30, 2019, compared to $200,000 for the same quarter in 2018, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.08% at September 30, 2019. Other income increased $816,000, or 19.8%, due in part to increases in deposit fee income and insurance agency revenue. Other expenses increased $1,118,000, or 10.3%, due in part to increases in salaries and benefits and a deposit rewards program that increased revenue. Also increasing expenses during the third quarter of 2019 were $516,000 in merger related expenses for the ongoing proposed acquisition of Frederick County Bancorp, Inc. (FCBI).

Net Interest Income

Net interest income totaled $15,045,000 for the three months ended September 30, 2019, compared to $14,413,000 for the same period in 2018, an increase of $632,000, or 4.4%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $1,415,000, or 8.7%, due to a 3.9% increase in average earning asset volume from organic growth and increased rates due to market increases net of decreased purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth. Increased lending (average volume was up 1.8%) was a result of a concerted effort by management to offset the recent year trend of the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to higher yields although the difference between longer term rates and shorter term rates is inverted. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield was positively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Interest income increased on investment securities due to new purchases at higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2019; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarters, rates on time deposits were raised in order to compete with competition to increase this funding source. Interest expense increased $783,000, or 41.9%, due to higher rates on transaction deposits, certificate of deposit rate increases partially offset by less use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs despite the Federal Reserve FOMC current position of decreasing short-term rates after increasing these rates in stages starting in mid-December 2015; the current range is 2.00% to 2.25%. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the third quarter of 2019 was 3.58% compared to 3.64% during the same period in 2018. Also comparing the third quarter of 2019 to 2018, the yield on interest earning assets increased by 0.20% and the cost of interest bearing liabilities increased by 0.26%. The net interest margin was 3.80% for the third quarter of 2019 and 3.78% for the third quarter of 2018. The net interest margin increase was net of lower purchase accounting adjustments which decreased 1 basis point, and was increased by originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income and purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,571,000,000 during the third quarter of 2019, an increase of $59,000,000 from the average for the third quarter of 2018. Average interest bearing liabilities were $1,177,000,000 in the third quarter of 2019, an increase of $5,000,000 from the same period in 2018. Non-interest demand deposits increased $23,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $150,000 in the third quarter of 2019 and $200,000 in the third quarter of 2018. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor acquired loans, total impaired loans at September 30, 2019 were 4.7% lower when compared to December 31, 2018. Nonaccrual loans decreased by 7.9%, or $271,000, since December 31, 2018; all substandard loans decreased by 5.5% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2019 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2019, the Corporation had net charge-offs of $283,000, as compared to a net recovery of $71,000 for the third quarter of 2018.

Other Income

Total other income was $4,941,000 for the three months ended September 30, 2019, up $816,000, or 19.8%, from the third quarter of 2018. Fees from deposit accounts increased by $178,000, or 21.2%, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $43,000 or 7.1%, to $652,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system general business-wide security breaches in the merchant base that are not specifically associated with the Bank and that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $651,000 for the three months ended September 30, 2019, as compared to $632,000 for the third quarter of 2018, a 3.0% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance increased by $27,000, or 10.0%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $313,000, or 21.6%, to $1,763,000 during the period due to higher direct bill volume, including volume on new books of business purchased in the interim period and net of lower contingent commissions. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2019 were lower than 2018 due to loss trends in the entire insurance marketplace. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the third quarter of 2019 and 2018. A $31,000 net gain was recognized on local bank and CRA-related equity securities during the third quarter of 2019 due to frequent market value changes in publicly-traded stocks, compared to a $23,000 net loss during the third quarter of 2018. Other income in the three months ended September 30, 2019, was up by $213,000, or 67.0%, to $531,000 due to higher sales of residential mortgages and by net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the quarter ended September 30, 2019 were $11,974,000, an increase of $1,118,000 or 10.3%.

The largest component of other expenses is salaries and employee benefits, which increased by $780,000, or 11.9%, when comparing the third quarter of 2019 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•                  replacing customer-facing staff due to a competitive labor market;

•                  leadership retirement at RIG required overlapping salaries while transitioning; plus a new acquired location;

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

•                  varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was up by $127,000, or 169.3%, when comparing the three months ended September 30, 2019, to the three months ended September 30, 2018, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at a low point at the 2018 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $39,000, or 5.6%, mostly due to higher net lease and property tax expense. Equipment expense decreased by $111,000, or 8.7%, due to the lower small-ticket tech equipment expenditures and lower outsourced processing costs. Regardless of the decreased third quarter 2019 expense, equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

Professional services expense totaled $263,000 during the third quarter of 2019, as compared to $371,000 for the same period in 2018, a decrease of $108,000, or 29.1%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis; in particular loan legal expense (due to a particular loan in 2018) and loan review costs (due to engagement timing) were lower in 2019.

Marketing and corporate relations expenses were $132,000 for the third quarter of 2019, or 34.7% higher, as compared to the same period of 2018. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense (income) was $46,000 and $(27,000) for the three months ended September 30, 2019 and 2018, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher expense in 2019 was related to unpaid property taxes and cleanout required compared to a final disposition gain on an unrelated property in 2018. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2019 depending on the unknown expenses related to new properties acquired and final disposition.

Other tax expense increased by $26,000, or 10.7%, comparing the three months ended September 30, 2019 and 2018, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with the New Windsor merger and retained earnings equity. Supplies and postage expense decreased by 10.9% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 69.4% based on FDIC variations in asset base and rate in addition to a credit received in 2019 based on the FDIC fund reaching a particular funding ratio; this credit does not necessarily repeat in future periods depending on the change in the funding ratio. Intangible amortization decreased 12.0% due to fully amortized insurance books of business. Other operating expenses increased by $30,000, or 2.7%, in the third quarter of 2019, as compared to the third quarter of 2018. Increases included increases for retail deposit rewards product and corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $37,000 to other expenses in the third quarter of 2019 compared to $19,000 in the third quarter of 2018. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Merger related expenses during the third quarter of 2019 were $516,000 for the ongoing proposed acquisition of FCBI. The majority of the merger related expenses were for legal and other consulting expenses.

Provision for Income Taxes

The Corporation recognized income taxes of $1,552,000, or 19.7% of pretax income, during the third quarter of 2019, as compared to $1,443,000, or 19.3% of pretax income, during the same period in 2018. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes Maryland corporation income taxes. Low-income housing tax credits were $72,000 for the three months ended September 30, 2019 and 2018, respectively.

Nine Months ended September 30, 2019, compared to Nine Months ended September 30, 2018

Executive Summary

Net income for the nine months ended September 30, 2019, was $18,640,000, compared to $16,459,000 for the same nine months in 2018, an increase of $2,181,000 or 13.3%. Basic earnings per share for the nine month period was $2.64 in 2019 and $2.34 in 2018 or a 12.8% increase over the prior period. The higher net income for the first three quarters of 2019 was primarily a result of higher net interest income from increased volume and rate of earning assets. Net interest income for the nine months ended September 30, 2019 increased $2,614,000, or 6.2%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $425,000 for the nine months ended September 30, 2019, compared to $770,000 for the same nine months in 2018, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 1.08% at September 30, 2019. Other income increased $1,547,000, or 12.7%, due in part to increases in deposit fee income and insurance agency revenue. Other expenses increased $1,827,000, or 5.5%, due in part to increases in salaries and benefits and the expense of a deposit rewards program that increased revenue. Also increasing expenses during the nine months ended September 30, 2019 were $516,000 in merger related expenses for the ongoing proposed acquisition of FCBI.

Net Interest Income

Net interest income totaled $44,680,000 for the nine months ended September 30, 2019, compared to $42,066,000 for the same period in 2018, an increase of $2,614,000, or 6.2%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $4,636,000, or 9.8%, due to a 3.7% increase in average earning asset volume from organic growth and increased rates due to market increases net of decreased purchase accounting adjustments. The increase in interest expense resulted from deposit rate increases in addition to organic deposit growth. Increased lending (average volume was up 3.6%) was a result of a concerted effort by management to offset the recent year trend of the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. Only in recent quarters has this trend reversed to higher yields (although currently the difference between longer term rates and shorter term rates is inverted, which is a concern for upcoming periods). These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. In this manner, interest income yield was positively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years; this process reverses in declining rates. Interest income increased on investment securities due to new purchases at higher market rates. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first nine months of 2019; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and currently resulted in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarters, rates on time deposits were raised in order to compete with competition to increase this funding source. Interest expense increased $2,022,000, or 37.9%, due to higher rates on transaction deposits, certificate of deposit rate increases partially offset by less use of higher cost borrowings. This trend of higher rates is expected to continue due to higher rates at competing banks due to liquidity needs despite the Federal Reserve FOMC current position of decreasing short-term rates after increasing these rates in stages starting in mid-December 2015 to its current range of 2.00% to 2.25%. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first nine months of 2019 was 3.66% compared to 3.64% during the same period in 2018. Also comparing the first nine months of 2019 to 2018, the yield on interest earning assets increased by 0.25% and the cost of interest bearing liabilities increased by 0.23%. The net interest margin was 3.87% for the first nine months of 2019 and 3.78% for the first nine months of 2018. The net interest margin increase was net of lower purchase accounting adjustments which decreased five basis points, and was increased by acquiring and originating loans at the current market rate in order to increase loan volume and attempt to maintain total net interest income net of purchasing lower yielding investments to properly collateralize local government accounts and repurchase agreements.

Average earning assets were $1,543,000,000 during the first nine months of 2019, an increase of $55,000,000 from the average for the first nine months of 2018. Average interest bearing liabilities were $1,165,000,000 in the first nine months of 2019, an increase of $14,000,000 from the same period in 2018. Non-interest demand deposits increased $22,000,000 on average.

Provision for Loan Losses

The provision for loan losses was $425,000 in the first nine months of 2019 and $770,000 in the first nine months of 2018. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Without the New Windsor acquired loans, total impaired loans at September 30, 2019 were 7.4% lower compared to December 31, 2018. Nonaccrual loans decreased by 7.9%, or $271,000, since December 31, 2018; all substandard loans decreased by 5.5% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2019 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2019, the Corporation had net charge-offs of $465,000, as compared to net charge-offs of $1,332,000 for the first nine months of 2018.

Other Income

Total other income was $13,701,000 for the nine months ended September 30, 2019, up $1,547,000, or 12.7%, from the first nine months of 2018. Fees from deposit accounts increased by $436,000, or 17.7%, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $72,000 or 4.1%, to $1,825,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system general business-wide security breaches in the merchant base that are not specifically associated with the Bank and that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,841,000 for the nine months ended September 30, 2019, as compared to $1,762,000 for the first nine months of 2018, a 4.5% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and stable fees on brokerage relationships. Earnings on bank-owned life insurance increased by $62,000, or 7.7%, as a result of varying crediting rates. In 2018, an additional $52,000 was received on a death claim. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $639,000 (net of lower contingent commissions), or 14.7%, to $4,997,000 during the period due to higher direct bill volume, including volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2019 were lower by $110,000, or 19%, than 2018 due to loss trends in the entire insurance marketplace. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first nine months of 2019 and a $44,000 gain on an odd lot sale of MBS security tails and a corporate bond during the first nine months of 2018. A $193,000 net gain was recognized on local bank and CRA-related equity securities during the first nine months of 2019 due to frequent market value changes in publicly-traded stocks, compared to a $50,000 net loss during the first nine months of 2018. Other income in the nine months ended September 30, 2019, was up by $112,000, or 11.6%, to $1,075,000 due to higher sales of residential mortgages and net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the nine months ended September 30, 2019 were $34,920,000, an increase of $1,827,000 or 5.5%.

The largest component of other expenses is salaries and employee benefits, which increased by $1,624,000, or 8.2%, when comparing the first nine months of 2019 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•                  replacing customer-facing staff due to a competitive labor market;

•                  leadership retirement at RIG required overlapping salaries while transitioning; plus a new acquired location;

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

•                  varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•                  defined benefit pension expense, which was up by $381,000, or 170.1%, when comparing the nine months ended September 30, 2019, to the nine months ended September 30, 2018, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at a low point at the 2018 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $137,000, or 6.2%, mostly due to higher net lease expense and varying winter season- related expenses. Equipment expense decreased by $272,000, or 7.2%, due to the lower small-ticket tech equipment expenditures and lower outsourced processing costs. Regardless of the decreased expense for the first nine months of 2019, equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

Professional services expense totaled $746,000 during the first nine months of 2019, as compared to $1,084,000 for the same period in 2018, a decrease of $338,000, or 31.2%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis; in particular loan legal expense (due to a particular loan in 2018) and loan review/compliance costs (due to engagement timing) were lower in 2019.

Marketing and corporate relations expenses were $442,000 for the first nine months of 2019, or 20.8% higher, as compared to the same period of 2018. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expense was $(10,000) and $105,000 for the nine months ended September 30, 2019 and 2018, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The net recovery in 2019 was related to a better final disposition recovery on three properties versus an unrelated high final disposition expense in 2018. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2019 depending on the successful closing of sales agreements on some existing properties and the unknown expenses related to new properties acquired.

Other tax expense increased by $121,000, or 17.7%, comparing the nine months ended September 30, 2019 and 2018, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with the New

Windsor merger and retained earnings equity. Supplies and postage expense decreased by 4.9% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 26.7% based on FDIC variations in asset base and rate in addition to a credit received in 2019 based on the FDIC fund reaching a particular funding ratio; this credit does not necessarily repeat in future periods depending on the change in the funding ratio. Intangible amortization decreased 13.7% due to fully amortized insurance books of business. Other operating expenses increased by $319,000, or 9.4%, in the first nine months of 2019, as compared to the first nine months of 2018. Increases included increases for retail deposit rewards product and higher corporate governance expense. Losses, which include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $83,000 to other expenses in the first nine months of 2019 compared to $90,000 in the first nine months of 2018. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Merger related expenses during the nine months ended September 30, 2019 were $516,000 for the ongoing proposed acquisition of FCBI. The majority of the merger related expenses were for legal and other consulting expenses.

Provision for Income Taxes

The Corporation recognized income taxes of $4,396,000, or 19.1% of pretax income, during the first nine months of 2019, as compared to $3,898,000, or 19.1% of pretax income, during the same period in 2018. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes Maryland corporation income taxes. Low-income housing tax credits were $215,000 for the nine months ended September 30, 2019 and 2018, respectively.

FINANCIAL CONDITION

Assets totaled $1,735,849,000 at September 30, 2019, compared to $1,647,724,000 at December 31, 2018, and $1,647,799,000 at September 30, 2018. Average earning assets during the nine months ended September 30, 2019, increased to $1,543,050,000 from $1,487,560,000 during the same period in 2018. Average interest bearing liabilities increased in 2019 to $1,165,345,000 from $1,151,075,000 in 2018, while average non-interest bearing deposits increased by $22,180,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were the net result of purchases and matured securities to provide proper collateral for public deposits. Investing in past years in investment security that remain in the portfolio assets was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields are maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At September 30, 2019, the securities balance included a net unrealized gain on available for sale securities of $1,263,000, net of taxes, on amortized cost of $183,046,000 versus a net unrealized loss of $1,651,000, net of taxes, on amortized cost of $163,862,000 at December 31, 2018, and a net unrealized loss of $3,199,000, net of taxes, on amortized cost of $167,089,000 at September 30, 2018. The change in fair value of available for sale securities during 2019 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through December 2018 after which the Federal Reserve decreased fed funds the target rate twice causing the U.S. Treasury yield curve to decrease to even a greater extent in the time relevant to the investment securities in the Corporation’s portfolio as of September 30, 2019. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At September 30, 2019, the securities balance included held to maturity securities with an amortized cost of $22,443,000 and a fair value of $22,518,000, as compared to an amortized cost of $27,266,000 and a fair value of $26,911,000 at December 31, 2018, and an amortized cost of $33,517,000 and a fair value of $32,767,000 at September 30, 2018. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were acquired from New Windsor.

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

Loans

Loans outstanding increased by $15,839,000, or 1.2%, from September 30, 2018, to September 30, 2019, and decreased by $14,180,000, or 1.1%, from December 31, 2018, to September 30, 2019. The decline year to date is attributable to selling most new residential mortgages and early payoffs. The year over year increase in loan volume was a net increase of new loans net of payoff and paydowns. These results came from the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was slow and commercial loans were subject to refinancing to competition for different rates or terms. As a normal course of business, more payoffs are anticipated in the remainder of 2019 from either customers’ cash reserves or refinancing at competing banks and markets. During the first nine months of 2019, total commercial purpose loans increased and local market portfolio residential mortgages decreased. Total commercial purpose segments increased $6,031,000, or 0.8%, as compared to December 31, 2018. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $76,370,000 at September 30, 2019, a decrease of 17.8% from $92,949,000 held at the end of 2018; these loans are especially subject to refinancing in a declining rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $19,755,000, or 3.6%, as compared to December 31, 2018. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $524,907,000 total in residential mortgage loans at September 30, 2019, $144,367,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 1.1% of the portfolio, with automobile-secured loans representing 0.1% of the portfolio.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $292,352,000, or 22.7% of total loans, at September 30, 2019. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2019 and the resulting allowance at September 30, 2019, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans decreased since 2018, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2019. The amount of unallocated portion of the allowance was down at September 30, 2019 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low, and past due loans manageable.

Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for year-to-date September 30, 2019 and 2018, was $425,000 and $770,000, respectively. More specifically, as total loans decreased from year-end 2018 and the provision expense decreased year over year, the allowance for loan losses was derived with data that most impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at September 30, 2019, was $13,924,000, or 1.08% of loans, as compared to $13,414,000, or 1.05% of loans, at September 30, 2018, and $13,964,000, or 1.07% of loans, at December 31, 2018. The decrease from year-end resulted from charge-offs 7% higher than recoveries and provisions, as shown in the table below. In the following discussion, acquired loans from New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 8 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018
Beginning balance - January 1	$13,964	$13,976	$13,976
Provisions charged to operations	425	1,620	770
Recoveries on charged-off loans	100	178	167
Loans charged-off	(565)	(1,810)	(1,499)
Ending balance	$13,924	$13,964	$13,414

Loans past due 90 days and still accruing were $1,731,000 and nonaccrual loans were $3,146,000 as of September 30, 2019. $207,000 of the nonaccrual balance at September 30, 2019, were in troubled debt restructured loans. $3,809,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $2,342,000 at September 30, 2018, while nonaccruals were $3,962,000. $2,527,000 of the nonaccrual balance at September 30, 2018, was in troubled debt restructured loans. $3,907,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $3,345,000 at December 31, 2018, while nonaccruals were $3,417,000. $2,343,000 of the nonaccrual balance at December 31, 2018, were in troubled debt restructured loans. $3,883,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at

September 30, 2019, September 30, 2018, and December 31, 2018, were approximately $2,754,000, $1,406,000 and $1,158,000, respectively.

The acquisition of New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the third quarter of 2019, a $425,000 provision addition to the allowance was necessary due to the detailed adequacy calculation. As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2019, as compared to December 31, 2018, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2019
Owner occupied commercial real estate	8	$2,746	$48	$—	In market	2007 - 2017
Investment/rental residential real estate	3	400	—	—	In market	2008 - 2015
Total	11	$3,146	$48	$—

December 31, 2018
Owner occupied commercial real estate	5	2,880	—	33	In market	1995 - 2011
Investment/rental residential real estate	2	537	—	376	In market	2008 - 2011
Commercial and industrial	—	—	—	809	In market	2006 - 2015
Total	7	$3,417	$—	$1,218

Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary between 1995 and 2017 for purposes listed in the classifications in the table above.

Owner occupied commercial real estate and construction at September 30, 2019, includes eight unrelated loan relationships. An $834,000 merger acquired loan relationship for a light manufacturing enterprise which was performing when acquired is making payments post-bankruptcy filing. The other loans is this category have balances of less than $390,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2007 and 2017 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. Another loan originated in 2008 and added to nonaccrual in the second quarter of 2017 had a balance of $2,046,000 before being paid off by outside funds in the second quarter 2019. Another $600,000 loan originated in 2009 and added to nonaccrual in the second quarter of 2013 had a balance of $100,000 before being paid off by outside funds in the third quarter 2019.

Investment/rental residential real estate at September 30, 2019, includes three loan relationships totaling $400,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One unrelated loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A second unrelated loan was added in the second quarter 2019 after a bankruptcy filing and payments ceased. A third loan added in the third quarter involves locating the parties to an estate. An unrelated loan previously in this category was sold at Sheriff’s Sale to a third party and was paid in full after court ratification in the third quarter.

There were no impaired commercial and industrial loans at September 30, 2019.

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

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $53,000 was recognized in the first nine months of 2019 and 2018, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $0 for at September 30, 2019, compared to $155,000 for two unrelated properties and borrowers at December 31, 2018. The decrease in the carrying value was due to the properties sold in 2019. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2019; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,417,610,000 as of September 30, 2019. Deposits increased by $70,367,000, or 5.2%, from September 30, 2018, to September 30, 2019, and increased by $69,518,000, or 5.2%, from December 31, 2018, to September 30, 2019. Deposits acquired from New Windsor totaled $293,333,000 on July 1, 2017. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept low rates and by competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2019, short-term borrowings were $41,509,000, as compared to $34,648,000 at December 31, 2018, and $38,525,000 at September 30, 2018. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2018, repurchase agreement balances were up $6,893,000, or 19.9%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2019 and 2018, and there were $32,000 in short-term FHLB borrowings at December 31, 2018. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to acquisitions. Long-term borrowings totaled $72,068,000 at September 30, 2019, versus $83,516,000 at December 31, 2018, and $84,725,000 at September 30, 2018. The Corporation decreased long-term borrowings 14.9% from September 30, 2018. A $4.6 million loan was paid down to $2.0 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter 2018 to fund a book of business purchase, balance at September 30, 2019 was $900,000. $10.0 million was the net decrease to FHLB borrowings to balance loan demand and deposit growth. Laddered FHLB fixed-rate term advances that matured in 2019 were not renewed due to adequate deposit funding sources. $5 million was subordinated debt acquired from New Windsor. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $186,074,000 at September 30, 2019, compared to $168,137,000 at December 31, 2018, and $164,512,000 at September 30, 2018. Stockholders’ equity increased in the first nine months of 2019 by $17,937,000 due in part to $13,489,000 in earnings retained in capital.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017.

A $3,407,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2019, ACNB earned $18,640,000 and paid dividends of $5,151,000 for a dividend payout ratio of 27.6%. During the first nine months of 2018, ACNB earned $16,459,000 and paid dividends of $4,642,000 for a dividend payout ratio of 28.2%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2019, 12,504 shares were issued under this plan with proceeds in the amount of $328,000. Year-to-date September 30, 2018, 11,822 shares were issued under this plan with proceeds in the amount of $391,000. Proceeds are used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of September 30, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of September 30, 2019, 16,115 shares were issued under this plan and 557,940 shares were available for grant. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2019, and December 31, 2018, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of September 30, 2019, and confirmed no material impact on the capital,

operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

The banking subsidiary’s capital ratios are as follows:

	September 30, 2019	December 31, 2018	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.97%	9.44%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	13.72%	12.89%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.72%	12.89%	8.00%
Total risk-based capital ratio	14.87%	14.07%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2019, ACNB’s banking subsidiary had a borrowing capacity of approximately $707,508,000 from the FHLB, of which $613,268,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $460,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $41,509,000 and $34,616,000 at September 30, 2019, and December 31, 2018, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2019, the Corporation had unfunded outstanding commitments to extend credit of approximately $311,792,000 and outstanding standby letters of credit of approximately $6,905,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

Proposed Acquisition of FCBI

On July 2 and 3, 2019, the Corporation filed Forms 8-K with the Securities and Exchange Commission announcing the execution of a definitive agreement whereby Frederick County Bancorp, Inc. (FCBI), headquartered in Frederick, Maryland, will be merged with and into an ACNB acquisition subsidiary and, as soon as possible thereafter, Frederick County Bank, FCBI’s wholly-owned subsidiary, will merge with and into ACNB Bank. With the consummation of the acquisition, ACNB Bank will operate former Frederick County Bank locations in the Frederick County market as “FCB Bank, A Division of ACNB Bank”. One director from FCBI will join the boards of directors of ACNB and ACNB Bank, respectively. Based on the financial results as of March 31, 2019, the combined company would have pro forma total assets of $2.2 billion, total deposits of $1.8 billion, and total loans of $1.7 billion. The transaction has been unanimously approved by the boards of directors of both companies. It is subject to FCBI stockholder approval of the transaction, ACNB shareholder approval of the issuance of ACNB common stock for the transaction, regulatory approvals, and other customary closing conditions. Currently, the transaction is expected to close in the first quarter of 2020, after all such conditions are met. Approximately 1,600,596 shares of ACNB common stock are currently expected to be issued in connection with the FCBI acquisition at closing. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A - Risk Factors.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2019, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the risk factors as previously disclosed in the Form 10-K, management has identified the following additional risk factors:

A NEW ACCOUNTING STANDARD MAY REQUIRE ACNB TO INCREASE ITS ALLOWANCE FOR LOAN LOSSES AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, ACNB will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current US GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, ACNB expects that the adoption of the CECL model will materially affect how ACNB determines the allowance for loan losses and could require ACNB to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of ACNB’s allowance for loan losses. If ACNB is required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect ACNB’s business, financial condition, and results of operations.

Until recently, the new CECL standard was expected to become effective for ACNB on January 1, 2020, and for interim periods within that year. In October 2019, FASB voted to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. ACNB currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result will likely be able to defer implementation of the new CECL standard for a period of time. Nevertheless, ACNB continues to evaluate the impact the CECL model will have on the accounting for credit losses, but ACNB expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. ACNB cannot yet determine the magnitude of such one-time cumulative-effect adjustment or of the overall impact of the new standard on ACNB’s business, financial condition, and results of operations.

LITIGATION AND REGULATORY ACTIONS, INCLUDING POSSIBLE ENFORCEMENT ACTIONS, COULD SUBJECT ACNB AND ITS SUBSIDIARIES TO SIGNIFICANT FINES, PENALTIES, JUDGMENTS, OR OTHER REQUIREMENTS RESULTING IN INCREASED EXPENSES OR RESTRICTIONS ON BUSINESS ACTIVITIES.

In the normal course of business, from time to time, ACNB or its subsidiaries may be named as a defendant in various legal actions, arising in connection with current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, ACNB or its subsidiary bank may in the future be subject to consent orders or other formal or informal enforcement agreements with regulators. They may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding current and/or prior business activities. Any such legal or regulatory actions may subject ACNB or its subsidiaries to substantial compensatory or punitive damages, significant fines, penalties, obligations to change business practices, or other requirements resulting in increased expenses, diminished income, and damage to their reputation. Involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in their favor, could also cause significant harm to their reputation and divert management attention from the operation of their business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by governmental agencies may result in litigation, investigations or proceedings as other litigants and governmental agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on ACNB’s business, financial condition, and results of operations.

RISKS RELATING TO THE MERGER OF FREDERICK COUNTY BANCORP, INC. (FCBI) INTO ACNB CORPORATION

ACNB WILL INCUR SIGNIFICANT TRANSACTION AND MERGER-RELATED COSTS IN CONNECTION WITH THE MERGER.

ACNB expects to incur costs associated with combining the operations of the two companies. ACNB is formulating detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of ACNB and FCBI. Whether or not the merger is consummated, ACNB will incur substantial expenses, such as legal, accounting, printing, contract termination and financial advisory fees, in pursuing the merger. Although ACNB expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

POST-MERGER INTEGRATION AND OPERATIONS MAY FAIL TO ACHIEVE EXPECTED RESULTS.

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

COMBINING ACNB AND FCBI MAY BE MORE DIFFICULT, COSTLY, OR TIME-CONSUMING THAN EXPECTED.

ACNB and FCBI have operated, and, until the completion of the merger, will continue to operate, independently. Following completion of the merger, the combination process could result in the loss of key employees, disruption of ACNB’s ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect ACNB’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause ACNB to lose customers or cause customers to withdraw their deposits from ACNB, or have other unintended consequences, that could have a material adverse effect on ACNB’s financial condition and results of operations.

LITIGATION AGAINST ACNB OR FCBI, OR THE MEMBERS OF THE ACNB OR FCBI BOARD OF DIRECTORS, COULD PREVENT OR DELAY THE COMPLETION OF THE MERGER.

While ACNB and FCBI believe that any claims that may be asserted by purported shareholder plaintiffs related to the merger would be without merit, the results of any such potential legal proceedings are difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. If litigation were to be commenced related to the merger, such litigation could affect the likelihood of obtaining the required approvals from ACNB shareholders and FCBI stockholders. Moreover, any litigation could be time consuming and expensive, and could divert the attention of the management of ACNB and FCBI away from their regular business. Any lawsuit adversely resolved against ACNB, FCBI, or members of the ACNB or FCBI board of directors could have a material adverse effect on each company’s business, financial condition, and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended September 30, 2019. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2019, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2019, there were 165,776 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2019, there were 16,115 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 557,940. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

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

Exhibit 2.3

Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, Frederick County Bancorp, Inc. and Frederick County Bank dated as of July 1, 2019. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-233791 on Form S-4, filed with the Commission on September 16, 2019.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

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

ACNB CORPORATION (Registrant)

Date:	November 1, 2019	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)