Form 10-K
period 2019-12-31
ACNB CORP
filed 2020-03-06
CIK 715579

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2019
OR
☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-35015

ACNB CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2233457 (I.R.S. Employer Identification No.)
16 Lincoln Square, Gettysburg, Pennsylvania (Address of principal executive offices)	17325 (Zip Code)

Registrant's telephone number, including area code: (717) 334-3161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $2.50 par value per share	ACNB	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2019, was approximately $267,627,698.

         The number of shares of the registrant's common stock outstanding on March 6, 2020, was 7,079,359.

         Documents Incorporated by Reference

         Portions of the registrant's 2020 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions on current customers, specifically the effect of the economy on loan customers' ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation's market area; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation's brand and protect the Corporation's intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management's analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS

ACNB CORPORATION

        ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank (Bank), Gettysburg, Pennsylvania, and Russell Insurance Group, Inc. (RIG), Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 22 community banking offices located in the four southcentral Pennsylvania counties of Adams, Cumberland, Franklin and York, as well as loan offices in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. NWSB Bank, a division of ACNB Bank operating in Maryland, serves the local marketplace with a network of seven community banking offices located in Carroll County, Maryland. RIG, the Corporation's insurance subsidiary, is a full-service agency with licenses in 44 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Germantown and Jarrettsville, Maryland.

        ACNB Corporation was formed in 1982, then became the bank holding company for Adams County National Bank (now ACNB Bank) in 1983. The Corporation purchased RIG, its insurance subsidiary, in 2005. And, on July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland.

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

Frederick County Bancorp, Inc. Acquisition

        ACNB Corporation, the parent financial holding company of ACNB Bank, a Pennsylvania state-chartered, FDIC-insured community bank, headquartered in Gettysburg, Pennsylvania, completed the acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland, effective January 11, 2020. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank will operate in the Frederick County, Maryland, market as "FCB Bank, A Division of ACNB Bank".

        Under the terms of the Reorganization Agreement, FCBI stockholders received 0.9900 share of ACNB Corporation common stock for each share of FCBI common stock that they owned as of the closing date. As a result, ACNB Corporation issued approximately 1,600,000 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market share price of ACNB Corporation common stock in accordance with the Reorganization Agreement.

        With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.2 billion in assets, $1.8 billion in deposits, and $1.6 billion in loans with 34 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland.

BANKING SUBSIDIARY

ACNB Bank

        ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank's principal market areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area's economy. At December 31, 2019, ACNB Bank had total assets of $1,706,000,000, total gross loans of $1,273,000,000, total deposits of $1,402,000,000, and total equity capital of $177,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.

        The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2019, the Bank has 13 community banking offices in Adams County, five community banking offices in York County, one community banking office in Cumberland County, and two community banking offices in Franklin County. There are also loan production offices situated in Lancaster and York Counties, Pennsylvania, and Hunt Valley, Maryland. NWSB Bank, a division of ACNB Bank, serves its local marketplace via a network of seven community banking offices located in Carroll County, Maryland. The Bank's service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank's deposits.

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

        A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, ACNB Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $257,000,000 at December 31, 2019.

        In addition to ACNB Bank Trust & Investment Services, under the umbrella of ACNB Wealth Management, ACNB offers retail brokerage services through a third-party provider as a result of the acquisition of New Windsor State Bank effective July 1, 2017. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2019, total assets under management with the broker/dealer were $132,000,000.

NONBANKING SUBSIDIARIES

Russell Insurance Group, Inc.

        ACNB Corporation's wholly-owned subsidiary, Russell Insurance Group, Inc., is a full-service insurance agency that offers a broad range of property and casualty and group life and health insurance to both commercial and individual clients with licenses in 44 states.

Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. RIG operates additional locations in Germantown, Maryland, and Jarrettsville, Maryland. Total assets of RIG as of December 31, 2019, were $12,600,000.

        RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S—"Segment and Related Information".

MARKET AREA ECONOMIC FEATURES AND CONDITIONS

        ACNB Corporation's major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of Franklin County, Pennsylvania, and all of Carroll County, Maryland. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank's market recently, and historically, have been better than those for Pennsylvania and similar to the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate averaged 3.52% in the subsidiary bank's five-county marketplace, while it was 4.50% overall in Pennsylvania and 3.50% in the United States.

COMPETITION

        The financial services industry in ACNB's market area is highly competitive, including competition for similar products and services from commercial banks, thrifts, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB's competitors have legal lending limits that exceed those of ACNB's subsidiary bank, as well as funding sources in the capital markets that exceed ACNB's availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the internet. There are 92 publicly-traded banks in Pennsylvania and Maryland, 21 have greater market share than ACNB. In addition, there are 14 thrift institutions and numerous credit unions in Pennsylvania and Maryland, some with greater market share.

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

        The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Effective May 11, 2018, the Bank began compliance with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation's banking subsidiary has a BSA and USA PATRIOT Act compliance program commensurate with its risk profile and appetite.

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

EMPLOYEES

        As of December 31, 2019, ACNB had 374 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.

ACQUISITIONS

        ACNB Corporation and its subsidiaries have experienced stable organic growth. On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor), a bank holding company based in Taneytown, Maryland. Immediately thereafter, New Windsor State Bank, a Maryland state-chartered bank and New Windsor's wholly-owned subsidiary, merged with and into ACNB Bank. This acquisition was valued at $33.3 million and resulted in ACNB issuing $4.5 million in cash and 938,360 shares of common stock to New Windsor shareholders.

        Additionally, effective January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank will operate in the Frederick County, Maryland, market as "FCB Bank, A Division of ACNB Bank".

        Under the terms of the Reorganization Agreement, FCBI stockholders received 0.9900 share of ACNB Corporation common stock for each share of FCBI common stock that they owned as of the closing date. As a result, ACNB Corporation issued approximately 1,600,000 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market share price of ACNB Corporation common stock in accordance with the Reorganization Agreement.

        With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.2 billion in assets, $1.8 billion in deposits, and $1.6 billion in loans with 34 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland.

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

ACNB IS SUBJECT TO CREDIT RISK.

        As of December 31, 2019, approximately 58% of ACNB's loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB's loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB's financial condition and results of operations.

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

        Until recently, the new CECL standard was expected to become effective for ACNB on January 1, 2020, and for interim periods within that year. In October 2019, FASB voted to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. ACNB currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result will likely be able to defer implementation of the new CECL standard for a period of time. Nevertheless, ACNB continues to evaluate the impact the CECL model will have on the accounting for credit losses, but ACNB expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. ACNB cannot yet determine the magnitude of such one-time cumulative-effect adjustment or of the overall impact of the new standard on ACNB's business, financial condition and results of operations.

LITIGATION AND REGULATORY ACTIONS, INCLUDING POSSIBLE ENFORCEMENT ACTIONS, COULD SUBJECT ACNB AND ITS SUBSIDIARIES TO SIGNIFICANT FINES, PENALTIES, JUDGMENTS, OR OTHER REQUIREMENTS RESULTING IN INCREASED EXPENSES OR RESTRICTIONS ON BUSINESS ACTIVITIES.

        In the normal course of business, from time to time, ACNB or its subsidiaries may be named as a defendant in various legal actions, arising in connection with current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, ACNB or its subsidiary bank may in the future be subject to consent orders or other formal or informal enforcement agreements with regulators. They may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding current and/or prior business activities. Any such legal or regulatory actions may subject ACNB or its subsidiaries to substantial compensatory or punitive damages, significant fines, penalties, obligations to change business practices, or other requirements resulting in increased expenses, diminished income, and damage to their reputation. Involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in their favor, could also cause significant harm to their reputation and divert management attention from the operation of their business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by governmental agencies may result in litigation, investigations or proceedings as other litigants and governmental agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on ACNB's business, financial condition, and results of operations.

POTENTIAL ACQUISITIONS MAY DISRUPT ACNB'S BUSINESS AND DILUTE SHAREHOLDER VALUE.

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

ACNB MAY FAIL TO REALIZE THE COST SAVINGS IT EXPECTS TO ACHIEVE FROM THE MERGER.

        The success of the merger will depend, in part, on ACNB's ability to realize the estimated cost savings from combining the businesses of ACNB and FCBI. While ACNB believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than ACNB anticipates. ACNB's cost savings estimates also depend on its ability to combine the businesses of ACNB and FCBI in a manner that permits those cost savings to be realized. If ACNB's estimates are incorrect or it is unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

COMBINING ACNB AND FCBI MAY BE MORE DIFFICULT, COSTLY, OR TIME-CONSUMING THAN EXPECTED.

        ACNB and FCBI have operated, and, until the completion of the merger, will continue to operate, independently. Following completion of the merger, the combination process could result in the loss of key employees, disruption of ACNB's ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect ACNB's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause ACNB to lose customers or cause customers to withdraw their deposits from ACNB, or have other unintended consequences, that could have a material adverse effect on ACNB's financial condition and results of operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        ACNB Bank, in addition to its main community banking office in Gettysburg, Adams County, Pennsylvania, had a community banking office network of 28 offices in Pennsylvania and Maryland at December 31, 2019. Including the main office, 14 community banking offices are located in Adams County, one is located in Cumberland County, two are located in Franklin County, and five are located in York County, Pennsylvania. There are also loan production offices situated in Lancaster and York Counties, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland. In Maryland, there are seven community banking offices located in Carroll County, all branded as NWSB Bank, a division of ACNB Bank. Bank offices at 19 locations are owned, while 13 are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG owns offices, free and clear of encumbrances, located in Carroll County and Harford County, Maryland, and leases an office in Montgomery County, Maryland.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2019, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        ACNB Corporation's common stock trades on NASDAQ under the symbol ACNB. At December 31, 2019 and 2018, there were 20,000,000 shares of common stock authorized, 7,141,959 and 7,108,620 shares issued, respectively, and 7,079,359 and 7,046,020 shares outstanding, respectively. As of December 31, 2019, ACNB had approximately 2,240 shareholders of record. At December 31, 2019 and 2018, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter and 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to shareholders by virtue of the restrictions on the banking subsidiary's ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note J—"Regulatory Restrictions on Dividends" and Note N—"Stockholders' Equity and Regulatory Matters" in the Notes to Consolidated Financial Statements.

        On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

        On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2019, there were no issued or outstanding shares of preferred stock.

        On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2019, there were 170,596 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

        On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2019, there were 16,115 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 557,940. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

        There have been no unregistered sales of stock in 2019 or 2018.

ITEM 6—SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2019	2018	2017	2016	2015
INCOME STATEMENT DATA
Interest income	$69,558	$64,494	$51,785	$40,500	$39,464
Interest expense	10,140	7,399	5,433	3,934	3,858

Net interest income	59,418	57,095	46,352	36,566	35,606
Provision for loan losses	600	1,620	—	—	—

Net interest income after provision for loan losses	58,818	55,475	46,352	36,566	35,606
Other income	18,169	15,948	14,149	13,208	12,406
Other expenses	47,621	44,703	44,079	35,137	33,234

Income before income taxes	29,366	26,720	16,422	14,637	14,778
Provision for income taxes	5,645	4,972	6,634	3,768	3,761

Net income	$23,721	$21,748	$9,788	$10,869	$11,017

BALANCE SHEET DATA (AT YEAR-END)
Assets	$1,720,253	$1,647,724	$1,595,432	$1,206,320	$1,147,925
Securities	$212,177	$190,835	$203,880	$198,558	$197,235
Loans, net	$1,258,766	$1,288,501	$1,230,194	$893,716	$838,213
Deposits	$1,412,260	$1,348,092	$1,298,492	$967,621	$912,980
Borrowings	$99,731	$118,164	$131,508	$108,840	$111,702
Stockholders' equity	$189,516	$168,137	$153,966	$120,061	$114,715
COMMON SHARE DATA
Earnings per share—basic	$3.36	$3.09	$1.50	$1.80	$1.83
Cash dividends declared	$0.98	$0.89	$0.80	$0.80	$0.80
Book value per share	$26.77	$23.86	$21.92	$19.80	$18.99
Weighted average number of common shares	7,061,524	7,035,818	6,543,756	6,051,579	6,026,224
Dividend payout ratio	29.17%	28.79%	53.46%	44.53%	43.75%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	1.40%	1.34%	0.69%	0.93%	0.99%
Return on average equity	13.33%	13.62%	7.12%	9.17%	9.77%
Average stockholders' equity to average assets	10.54%	9.85%	9.69%	10.10%	10.10%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.40%	0.52%	0.63%	0.64%	0.68%
Net charge-offs to average loans outstanding	0.06%	0.13%	0.02%	0.06%	0.05%
Allowance for loan losses to total loans	1.09%	1.07%	1.12%	1.56%	1.73%
Allowance for loan losses to non-performing loans	269.27%	206.51%	177.77%	242.76%	252.91%

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

          Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG's outstanding goodwill from its most recent testing, which was performed as of October 1, 2019. The Corporation did not identify any impairment on the Bank's outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2019. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

EXECUTIVE OVERVIEW

        The year 2019 was the second full year that the Corporation benefited from the combination of two local banks. On July 1, 2017, ACNB Corporation acquired New Windsor Bancorp, Inc. (New Windsor) and New Windsor State Bank. The acquisition was part of ACNB Corporation's long-term strategic plan to enhance shareholder value by systematically and methodically expanding into new geographic markets and growing our customer base. A second nonrecurring 2017 event was federal tax legislation known as the Tax Cuts and Jobs Act (the "Tax Act") that included a reduction in the base federal corporate tax rate from the prior existing statutory rate, which was 35% for ACNB Corporation, to 21%. As a result, 2019 experienced the second consecutive year of record net income even with the 2019 expenses to acquire Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary Frederick County Bank, effective January 11, 2020.

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

	For the Years Ended December 31,
Dollars in thousands, except per share data	2019	2018
INCOME STATEMENT DATA
Interest income	$69,558	$64,494
Interest expense	10,140	7,399

Net interest income	59,418	57,095
Provision for loan losses	600	1,620

Net interest income after provision for loan losses	58,818	55,475
Other income	18,169	15,948
Merger-related expenses	769	—
Other expenses	46,852	44,703

Income before income taxes	29,366	26,720
Provision for income taxes	5,645	4,972

Net income	$23,721	$21,748

Basic earnings per share	$3.36	$3.09

NON-GAAP MEASURES
INCOME STATEMENT DATA
Net Income	$23,721	$21,748
Merger-related expenses, net of income taxes	595	—

Net income without nonrecurring items (non-GAAP)	$24,316	$21,748

Basic earnings per share (non-GAAP)	$3.44	$3.09

        This 2019 net income figure of $23,721,000 represents a 9.1% increase over the net income results for the year ended December 31, 2018. Basic earnings per share in 2019 increased 8.7% over the earnings per share for 2018.

        The primary source of the Corporation's revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

        The Corporation's overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2019 continued to be challenging for financial institutions with new expensive compliance regulations, slowly recovering housing markets, lingering wage stagnation, and slow uneven growth. ACNB continued to be profitable and well capitalized despite these challenges.

        Higher net interest income and improved fee income offset increased expenses resulting in increased income before income taxes of $29,366,000 in 2019, compared to $26,720,000 in 2018. In addition, the Tax Cuts and Jobs Act's reduced tax rate increased net income to $23,721,000, or $3.36 per share, in 2019, compared to $21,748,000, or $3.09 per share, in 2018. Returns on average equity were 13.33% and 13.62% in 2019 and 2018, respectively.

        In 2019, the Corporation's net interest margin was stable at 3.81%, compared to 3.81% in 2018. Net interest income was $59,418,000 in 2019, as compared to $57,095,000 in 2018.

        Other income was $18,169,000 and $15,948,000 in 2019 and 2018, respectively. The largest source of other income is commissions from insurance sales attributable to Russell Insurance Group, Inc. (RIG). Commissions from insurance sales increased by 14.2% in 2019 to $6,339,000, boosted by higher personal lines insurance volume despite lower contingent commissions as a result of specific practices of the insurance carriers. In 2019, there were no gains or losses on sales of securities, and there was a gain of $85,000 in 2018 on an odd lot sale of MBS security tails and a corporate bond. A $267,000 net gain was recognized on local bank and CRA-related equity securities in 2019 due to frequent market changes in publicly-traded stocks, compared to a $296,000 net loss, after adoption of ASU 2016-01 on January 1, 2018. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,469,000 for 2019, as compared to $2,364,000 for 2018, a 4.4% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income, and stable fees on brokerage relationships. Service charges on deposit accounts increased 16.5% to $3,903,000 for 2019, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Revenue from ATM and debit card transactions increased 2.9% to $2,444,000 due to increased customer volume.

        Other expenses increased to $47,621,000, or by 6.5%, in 2019, as compared to $44,703,000 in 2018. The largest component of other expenses is salaries and employee benefits, which increased 7.7% to $28,798,000 in 2019, compared to $26,734,000 in 2018, due to an increase in combined organization employees, annual merit increases, and the increased cost of benefits. Compared to 2018, occupancy expense increased 4.1% in 2019 mostly due to higher net lease expense and varying winter season-related expenses, and equipment expense decreased 3.8% due to the lower small-ticket tech equipment expenditures despite higher outsourced processing costs. Professional services expense increased 20.7% from increasing risk, loan, legal and corporate governance engagements, and for a one-time consulting fee for selecting a new core banking system. Marketing and corporate relations expense decreased by 1.1% due to specific campaigns and brand awareness activities. FDIC and regulatory expense decreased by 36.6% based on these agencies' formulas and credits. In 2019, foreclosed real estate expenses decreased $117,000, or 90.7%, resulting from variation in carrying cost. Merger-related expenses were $769,000 in 2019, compared to $0 in 2018, due to FCBI acquisition expenses. A more thorough discussion of the Corporation's results of operations is included in the following pages.

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

        The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Table 1—Average Balances, Rates and Interest Income and Expense

	2019			2018
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$1,288,653	$63,653	4.94%	$1,258,011	$59,593	4.74%

Taxable securities	195,531	4,183	2.14%	191,225	3,735	1.95%
Tax-exempt securities	8,462	140	1.65%	11,073	219	1.98%

Total Securities	203,993	4,323	2.12%	202,298	3,954	1.95%
Other	68,349	1,582	2.31%	37,340	947	2.54%

Total Interest Earning Assets	1,560,995	69,558	4.46%	1,497,649	64,494	4.31%

Cash and due from banks	18,734			18,353
Premises and equipment	25,450			26,315
Other assets	97,489			91,567
Allowance for loan losses	(13,984)			(13,453)

Total Assets	$1,688,684			$1,620,431

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$270,015	$517	0.19%	$271,205	$384	0.14%
Savings deposits	405,649	804	0.20%	411,418	580	0.14%
Time deposits	399,937	6,808	1.70%	359,581	4,289	1.19%

Total Interest Bearing Deposits	1,075,601	8,129	0.76%	1,042,204	5,253	0.50%
Short-term borrowings	30,843	94	0.30%	33,514	59	0.18%
Long-term borrowings	87,019	1,917	2.20%	89,936	2,087	2.32%

Total Interest Bearing Liabilities	1,193,463	10,140	0.85%	1,165,654	7,399	0.63%

Non-interest bearing demand deposits	308,386			288,268
Other liabilities	8,919			6,875
Stockholders' equity	177,916			159,634

Total Liabilities and Stockholders' Equity	$1,688,684			$1,620,431

NET INTEREST INCOME		$59,418			$57,095

INTEREST RATE SPREAD			3.61%			3.68%

NET INTEREST MARGIN			3.81%			3.81%

        For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (expense) of $317,000 and ($146,000) as of December 31, 2019 and 2018, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.

        Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2019 and 2018. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.

        Net interest income totaled $59,418,000 in 2019, as compared to $57,095,000 in 2018. During 2019, net interest income increased from an increase in interest income to a greater extent than an increase in interest expense. Interest income increased due to higher average loan balances in the earning asset mix and positive rate variances in earning assets from market increases.Funding costs increased from higher average volume and from higher rates paid due to market increases.

        The net interest margin during 2019 was 3.81% compared to 3.81% during 2018. The spread decreased as a net result of lower purchase accounting adjustments which decreased 6 basis points, and originating deposits at the current market rate in order to maintain higher regulatory expectations for liquidity and to purchase higher yielding investments to properly collateralize local government accounts and repurchase agreements. The Federal Open Market Committee repeatedly decreased the federal funds rate from September 2007 to December 2008 and had maintained it at 0% to 0.25% until mid-December 2015 when this rate was increased in stages and then reversed to lower three times in 2019 to its current range of 1.50% to 1.75%. In addition, the Federal Reserve Bank embarked on various programs referred to as Quantitative Easing which, in effect, attempted to lower rates on longer term portions of the yield curve. These decreases allowed interest rate reductions on lower-cost transactional deposit products and higher-cost certificates of deposit (CD's) over the intervening years; however, economic progress allowed the Federal Reserve to end new Quantitative Easing and to signal rates they control would increase; which they did only to reverse course mid-year 2019. ACNB took steps to ameliorate the effect of rising rates including promoting longer term CD's, however interest in increasing cost liquid accounts remained high; the result was a 0.22% increase in funding costs in 2019. In addition to the higher cost of funds in 2019, earning asset yields were up, increasing 0.15% from effects of lending made in the periods of higher rates. The increase in earning asset yields in 2018 were 0.38% compared to funding cost increases of 0.11%.

        As noted above, FOMC reversed course in August 2019, dropping target fed funds rates 75 basis points while longer rates had decreased all through 2019 due to various geopolitical concerns; the effect was loans paying off, particularly by municipal borrowers who could access much lower rates in the bond market. Maintaining the net interest margin going forward will be challenged by the fact that substantial amounts of loans were refinanced out of the bank in the second half of 2019. Interest rates and volume are restrained due to competition and from margin compression resulting in new lower rate assets being acquired while funding costs are more resistant to decreases. The cost and availability of wholesale funding could also be affected by a variety of internal and external factors resulting from interest rate market factors and the creditworthiness of the Corporation and the credit providers.

        Average earning assets were $1,560,995,000 in 2019, an increase of 4.2% from the balance of $1,497,649,000 in 2018. Liquidity assets represented the largest increase in average assets in 2019, while increased lending represented the largest increase in 2018. Changes in the investment portfolio in both years were made to balance liquidity needs and to collateralize eligible deposits. Average interest bearing liabilities were $1,193,463,000 in 2019, up from $1,165,654,000 in 2018. Average non-interest bearing demand deposits increased 7.0% in 2019, continuing the upward trend from 2018. This increase in deposits was attributed to, higher CD rates, the value placed on stability and FDIC insurance by depositors. On average, deposits (including non-interest bearing) were up 4.0%, while borrowings decreased by 4.5% due to principal paybacks. Lower-cost transaction and savings deposits were relatively stable in 2019. The increase in time deposits was in part from existing customers moving to higher rates available from time deposit rates due to competitive pricing.

        The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2019 was due to loan volume increases and rate increases in earning asset offsetting rate and volume increases in funding cost. Earning asset yields benefited from loans booked in late 2018 during higher market rates. Interest expense increased due to higher deposit volumes and rates.

        The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:

Table 2—Rate/Volume Analysis

	2019 versus 2018
	Due to Changes in
In thousands	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$1,474	$2,586	$4,060
Taxable securities	86	362	448
Tax-exempt securities	(47)	(32)	(79)

Total Securities	39	330	369
Other	724	(89)	635

Total	$2,237	$2,827	$5,064

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(2)	$135	$133
Savings deposits	(8)	232	224
Time deposits	524	1,995	2,519
Short-term borrowings	(5)	40	35
Long-term borrowings	(66)	(104)	(170)

Total	443	2,298	2,741

Change in Net Interest Income	$1,794	$529	$2,323

        The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.

Provision for Loan Losses

        The provision for loan losses charged against earnings was $600,000 in 2019 and $1,620,000 in 2018. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the New Windsor acquisition which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. Management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. This assessment concluded that credit quality was stable, charge-offs were low and past due loans manageable. This same analysis concluded that the unallocated allowance should be in the same range in 2019 compared with the prior period.

        For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management's Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2019, the Corporation had net charge-offs of $729,000 as compared to net charge-offs of $1,632,000 for 2018.

Other Income

        Other income was $18,169,000 for the year ended December 31, 2019, a $2,221,000, or 13.9%, increase from 2018. The largest source of other income is commissions from insurance sales from RIG, which increased 14.2% to $6,339,000 in 2019. The increases were due to an increase in personal lines commission income from new insurance books of business acquired net of lower contingent commission payments. The contingent, or extra, commissions is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line.

        In 2019, there were no gains or losses on sales of securities compared to a gain of $85,000 in 2018 on an odd lot sale of MBS security tails and a corporate bond. A $267,000 net gain was recognized on local bank and CRA-related equity securities during 2019 due to frequent market value changes in publicly-traded stocks, compared to a net loss of $296,000 in 2018, the change in value after the adoption of ASU 2016-01 on January 1, 2018. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,469,000 for the year ended December 31, 2019, as compared to $2,364,000 for 2018. At December 31, 2019, ACNB had total assets under administration of approximately $389,000,000, compared to $342,000,000 at the end of 2018. The revenue increase was a net result of higher fee volume from increased assets under management, higher sporadic estate settlement income which varies with specific activity, and stable fees on brokerage relationships.

        Service charges on deposit accounts increased 16.5% to $3,903,000, due to an enhanced fee schedule connected to the retail deposit rewards program. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Further, various specific government regulations and policies effective since 2010 limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 2.9% to $2,444,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the retail system general business-wide security breaches in the merchant base that are not specifically associated with the Bank and that could restrain consumer confidence in the debit card channel. Income from sold mortgages, included in other income, increased by $155,000, or 28.6%, to $697,000 in 2019 as customer demand moved to mortgage types that can be sold in the secondary market. This revenue source is subject to wide divergence due to national and local economic trends.

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

        As noted above, commissions from insurance sales were up 14.2% in 2019, and RIG's stand alone net income increased 24.1% in 2019 compared to 2018. The testing for potential impairment involves methods that include both current and projected income amounts, and RIG's fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG's goodwill, including the testing at October 1, 2019. However, declines in RIG's net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation did not identify any impairment on the Bank's outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2019. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.

Other Expenses

        Other expenses increased 6.5% to $47,621,000 for the year ended December 31, 2019. The largest component of other expenses is salaries and employee benefits, which increased 7.7% in 2019 to $28,798,000 compared to $26,734,000 in 2018. The reasons for the increase in salaries and employee benefits expenses include the following:

  •
  replacing customer-facing staff at higher rates due to a competitive labor market;

  •
  leadership retirement at RIG required overlapping salaries while transitioning;

  •
  increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

  •
  normal merit increases to employees and associated payroll taxes;

  •
  varying and timing on performance-based commissions, restricted stock grants and incentives;

  •
  market changes in actively managing employee benefit plan costs, including health insurance;

  •
  varying costs of 401(k) plan and non-qualified retirement plan benefits; and,

  •
  defined benefit pension expense due to plan investment performance and changes in discount rates. This expense increased by $509,000 in 2019 compared to 2018.

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

However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. Although 2020 will reflect negative expense (income benefit), the expense could also be higher in future years due to volatility in the discount rates at the latest measurement date, lower plan returns, and change in mortality tables utilized. The expense will be lower in 2020 due to the higher plan return in 2019. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status under ERISA rules.

        Net occupancy expense was up 4.1% at $3,094,000 in 2019 and $2,971,000 in 2018. Equipment expense totaled $4,771,000 during 2019, as compared to $4,959,000 during 2018. Occupancy expense was up in 2019 mostly due to loss of rental tenants and varying winter season-related expenses and equipment expense decreased in 2019 due to lower non-depreciable tech equipment expenditures out pacing increased outsourced processing costs. Regardless of the decreased expense in 2019, equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes.

        Professional services expense totaled $1,772,000 for 2019, as compared to $1,468,000 for 2018. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations. In addition, ACNB paid $591,000 in one time consulting costs to negotiate a core system contract that replaces an expiring contract in 2020. Other tax expense increased $184,000 or 20.4% in 2019 compared to 2018 due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders' equity-based tax and is subject to increases based on state government parameters and the level of the shareholders' equity base that increased with the New Windsor merger and retained earnings equity. Supplies and postage expense decreased in 2019 compared to the prior year due to variation in timing of sporadic refills.

        Marketing and corporate relations expense decreased 1.1% from 2018 to 2019. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

        FDIC and regulatory expense for 2019 was $436,000, a decrease of $252,000 from $688,000 in 2018 based on FDIC variations in asset base and rate in addition to a credit received in 2019 based on the FDIC fund reaching a particular funding ratio. This credit does not necessarily repeat in future periods depending on the change in the funding ratio. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expenses were $12,000 and $129,000 for the years ended December 31, 2019 and 2018, respectively. Expenses decreased in 2019 due to lower net carrying cost (maintenance, taxes, etc.) of the few properties held. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs of all years consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2020 depending on the successful sales on some existing properties and the unknown expenses related to new properties acquired.

        Intangible assets amortization decreased 16.6% due to fully amortized insurance books of business and calculated amortization on the bank acquisition intangible. Other operating expense increased $180,000 or 3.8% in 2019 as a result of a variety of increases including various delivery channels cost, corporate governance and risk management (including training) expenditures.

        Merger related expenses totaled $769,000 in 2019 compared to $0 in 2018, due to the acquisition of FCBI which was completed on January 11, 2020. The majority of the merger related expenses were for legal and other consulting expenses and additional costs were incurred on successful execution of the transaction in 2020.

Provision for Income Taxes

        ACNB recognized income taxes of $5,645,000, or 19.2% of pretax income, during 2019, as compared to $4,972,000, or 18.6%, during 2018. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).

        The varying effective tax rate during 2019 and 2018 was a result of varying pretax income in relationship to expiration of tax credits, varying levels of tax-exempt investments and allocation between states. Pretax income increased due to internal growth. At December 31, 2019, net deferred tax assets amounted to $1,681,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates timing difference reversals will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2019.

FINANCIAL CONDITION

        Average earning assets increased in 2019 to $1,560,995,000, or by 4.2%, from $1,497,649,000 in 2018. ACNB's overnight interest bearing deposits increased in 2019 on average, as more funds were allocated into liquid assets. On average, investments were maintained in 2019 and 2018 to properly collateralize public deposits. Average loans increased 2.4% and 14.7% on average in 2019 and 2018, respectively. Loans were funded by increased deposits, investment cash flow and term FHLB borrowings. Average deposits increased 4.0% in 2019 to $1,383,987,000 from $1,330,472,000 in 2018. Deposit growth was the result of marketing efforts, pricing on certain desired products and commercial relationships from lending activities. Average borrowings decreased in 2019 to $117,862,000 from $123,450,000 in 2018. Fluctuations in borrowings are term borrowing to fund loan demand and variations in local customer repurchase accounts, which are akin to deposits.

Investment Securities

        ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2019 were mainly to provide proper collateral for public deposits. Investing into investment security portfolio assets over the past several years was made more challenging due to the Federal Reserve Bank's program commonly called Quantitative Easing in which, by the Federal Reserve's open market purchases, the yields were maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency and municipal securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2019, the securities balance included a net unrealized gain on available for sale securities of $1,261,000, net of taxes, on amortized cost of $189,208,000 versus a net unrealized loss of $1,651,000, net of taxes, on amortized cost of $163,862,000 at December 31, 2018. The change in fair value of available for sale securities during 2019 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through 2018, after which the Federal Reserve decreased the target rate causing the U. S. Treasury yield curve to decrease to even a greater extent in the time relevant to the investment securities in the Corporation's portfolio. However, fair values were volatile on any given day in 2019 and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

        At December 31, 2019, the securities balance included held to maturity securities with an amortized cost of $19,234,000 and a fair value of $19,281,000, as compared to an amortized cost of $27,266,000 and a fair value of $26,911,000 at December 31, 2018. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to anticipated changes in accounting rules, no held to maturity securities were added in past several years.

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

        The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:

Table 3—Investment Securities

In thousands	2019	2018
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$114,249	$118,413
Mortgage-backed securities	65,592	33,811
State and municipal	10,996	9,506

	$190,837	$161,730

HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	$4,000	$7,000
Mortgage-backed securities	15,234	20,266

	$19,234	$27,266

EQUITY SECURITIES WITH READILY DETERMINABLE FAIR VALUES
CRA Mutual Fund	$1,045	$1,012
Stock in other Banks	1,061	827

	$2,106	$1,839

        Table 4 discloses investment securities at the scheduled maturity date at December 31, 2019. Many securities have call features that make their redemption possible before the stated maturity date.

Table 4—Securities Maturity Schedule

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$22,526	1.99%	$95,043	2.30%	$—	—%	$—	—%	$117,569	2.24%
Mortgage-backed securities	26	3.91	5,672	2.52	26,381	2.46	47,854	2.53	79,933	2.51
State and municipal	2,400	2.75	3,459	3.48	199	2.38	4,882	2.14	10,940	2.70

	$24,952	2.06%	$104,174	2.35%	$26,580	2.46%	$52,736	2.41%	$208,442	2.34%

        Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

        The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

	1 Year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CRA Mutual Fund	$—	—%	$—	—%	$—	—%	$1,012	—%	$1,012	—%
Stock in other Banks	—	—	—	—	—	—	827	—	827	—

	$—	—%	$—	—%	$—	—%	$1,839	—%	$1,839	—%

Loans

        Year over year, loans outstanding decreased by $29,864,000, or 2.3%, in 2019, as compared to 2018. The decrease is attributable to selling most newly originated residential mortgages and early payoffs of other loans. Both years demonstrated the determined efforts by management to lend to creditworthy borrowers subject to the Corporation's disciplined underwriting standards, despite generally slower local commercial activity and intense competition. Within the portfolio, growth was centered in increased commercial purpose loans/commercial construction loans, while local market residential mortgages declined. Also declining were loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities, as a result the net commercial purpose segments decreased $624,000, or 0.1%, during 2019, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner's home, decreased by $28,278,000, or 5.2%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Included in the mortgages were $142,122,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans up $6,118,000, or 30.1% in 2019, as a result of market demand despite continued conservative underwriting on this loan type due to the category's credit attributes.

        Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $64,137,000 in 2019, a decrease of 31.0% from $92,949,000 held at the end of 2018 due to declining rates that cause refinancing.

Table 5—Loan Portfolio

        Loans at December 31 were as follows:

In thousands	2019	2018
Commercial, financial and agricultural	$149,315	$174,182
Real estate:
Commercial	567,048	548,923
Construction	26,416	20,298
Residential	516,384	544,662
Consumer	13,438	14,400

Total Loans	$1,272,601	$1,302,465

        The repricing range of the loan portfolio at December 31, 2019, and the amounts of loans with predetermined and fixed rates are presented in the tables below:

Table 6—Loan Sensitivities

LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$22,568	$69,107	$57,640	$149,315
Real estate:
Commercial	32,092	229,674	305,282	567,048
Construction	3,335	11,279	11,802	26,416
Residential	47,807	133,110	335,467	516,384

Total	$105,802	$443,170	$710,191	$1,259,163

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$43,392	$74,358	$31,565	$149,315
Real estate:
Commercial	124,447	340,062	102,539	567,048
Construction	8,880	4,791	12,745	26,416
Residential	121,195	129,050	266,139	516,384

Total	$297,914	$548,261	$412,988	$1,259,163

Loans with a fixed interest rate	$11,993	$106,771	$348,382	$467,146
Loans with a variable interest rate	285,921	441,490	64,606	792,017

Total	$297,914	$548,261	$412,988	$1,259,163

        Most of the Corporation's lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $297,654,000, or 23.4% of total loans, at December 31, 2019. These borrowers are geographically dispersed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

        The unemployment rate in ACNB's market area remained below the state and national average during 2019. Additionally, competitive lending rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2019, continued low activity in new residential real estate development/construction and general muted economic activity lingered from the 2007 to 2009 major recession, challenging the Corporation's marketplace commercial activity. Slower growth areas such as ACNB's marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.

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

        The following table sets forth the Corporation's non-performing assets as of the end of the years indicated:

Table 7—Non-Performing Assets

Dollars in thousands	2019	2018
Nonaccrual loans, including TDRs	$3,919	$3,417
Accruing loans 90 days past due	1,219	3,345

Total Non-Performing Loans	5,138	6,762

Foreclosed assets	364	155

Total Non-Performing Assets	$5,502	$6,917

Total Accruing Troubled Debt Restructurings	$3,783	$3,883

Ratios:
Non-performing loans to total loans	0.40%	0.52%
Non-performing assets to total assets	0.32%	0.42%
Allowance for loan losses to non-performing loans	269.27%	206.51%

        If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $249,000 in 2019 and $269,000 in 2018. The increase in nonaccrual loans from 2018 to 2019 is discussed further below.

        Impaired loans at December 31, 2019 and 2018, totaled $7,702,000 and $7,300,000, respectively. At December 31, 2019 and 2018, the Corporation had nonaccruing and accruing troubled debt restructurings of $3,974,000 and $6,226,000, respectively. $191,000 and $2,343,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $3,783,000 and $3,883,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2019 and 2018, respectively.

Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $42,000 and $0 at December 31, 2019 and 2018, respectively. The decrease in accruing troubled debt restructurings was a result of payment made in accordance with loan terms. The increase in nonaccrual loans was a result of additional loans added to this category net of paydowns and payoffs made by the customers on these loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $2,943,000 at December 31, 2019, compared to $1,158,000 at December 31, 2018.

        Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $364,000 at December 31, 2019. One rental real estate property was brought into foreclosed real estate in 2019 with an aggregate fair value of $60,000. Another residential commercial property was brought into foreclosed real estate on December 12, 2019 with an aggregate fair value of $221,000. In addition, the fair value of $83,000 for foreclosed real estate at December 31, 2019, represented one residential real estate single family home, which was taken into foreclosed real estate on December 20, 2019. These properties are being actively marketed. The total of $155,000 in foreclosed real estate at December 31, 2018, represented one construction real estate property and one residential real estate single family home.

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

        The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2019 and the resulting allowance at December 31, 2019, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2018 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at December 31, 2019. The amount of unallocated portion of the allowance decreased at December 31, 2019 as management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements. This assessment concluded that credit quality was stable, charge offs were low and past due loans manageable.

        Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent improvement in the credit quality in the loan portfolio. The provision for 2019 was $600,000, compared to $1,620,000 for 2018. The increase in the allowance for loan losses as a percentage of total loans of 1.07% at December 31, 2018 to 1.09% at December 31, 2019 was primarily related to the overall decrease in loans; such reduction did not necessarily reduce the risk in the portfolio in direct proportion.

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

        The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:

Table 8—Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2019	2018
Beginning balance	$13,964	$13,976
Provision for loan losses	600	1,620
Loans charged-off:
Commercial, financial and agricultural	163	934
Commercial real estate and construction	78	33
Residential mortgage	474	678
Consumer	202	165

Total Loans Charged-Off	917	1,810

Recoveries:
Commercial, financial and agricultural	66	36
Commercial real estate and construction	10	103
Residential mortgage	49	32
Consumer	63	7

Total Recoveries	188	178

Net charge-offs	729	1,632

Ending balance	$13,835	$13,964

Ratios:
Net charge-offs to average loans	0.06%	0.13%
Allowance for loan losses to total loans	1.09%	1.07%

Table 9—Allocation of the Allowance for Loan Losses

	2019		2018
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,400	11.7%	$2,597	13.4%
Real estate:
Commercial	6,693	44.5	6,208	42.1
Construction	298	2.1	203	1.6
Residential	3,174	40.6	3,425	41.8
Consumer	650	1.1	692	1.1
Unallocated	620	N/A	839	N/A

Total	$13,835	100.0%	$13,964	100.0%

        The allowance for loan losses at December 31, 2019, was $13,835,000, or 1.09% of loans, as compared to $13,964,000, or 1.07% of loans, at December 31, 2018. The ratio of non-performing loans plus foreclosed assets to total assets was 0.32% at December 31, 2019, as compared to 0.42% at December 31, 2018.

        Loans past due 90 days and still accruing were $1,219,000 and nonaccrual loans were $3,919,000 as of December 31, 2019. Loans past due 90 days and still accruing were $3,345,000 at December 31, 2018, while nonaccruals were $3,417,000.

        Additional information on nonaccrual loans at December 31, 2019 and 2018, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2019
Commercial real estate construction
Owner occupied commercial real estate	6	1,845	—	—	In market	2007-2014
Investment/rental residential real estate	3	2,009	—	—	In market	2009-2015
Commercial and industrial	1	65	42	—	In market	2012

Total	10	$3,919	$42	$—

December 31, 2018
Commercial real estate construction
Owner occupied commercial real estate	5	2,879	—	33	In market	1995-2011
Investment/rental residential real estate	2	538	—	376	In market	2008-2011
Commercial and industrial	—	—	—	809	In market	2006-2015

Total	7	$3,417	$—	$1,218

        Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

        All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of Maryland. All nonaccrual impaired loans were originated by ACNB's banking subsidiary, except for one participation loan discussed below, for purposes listed in the classifications in the table above.

        The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at December 31, 2019.

        Owner occupied commercial real estate and construction includes six unrelated loan relationships. An $814,000 merger acquired loan relationship for a light manufacturing enterprise which was performing when acquired is making payments post-bankruptcy filing. The other loans in this category have balances of less than $285,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2007 and 2014 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments, one loan paid off in the fourth quarter. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures. Another loan originated in 2008 and added to nonaccrual in the second quarter of 2017 had a balance of $2,046,000 before being paid off by outside funds in the second quarter of 2019. Another $600,000 loan originated in 2009 and added to nonaccrual in the second quarter of 2013 had a balance of $100,000 before being paid off by outside funds in the third quarter of 2019.

        Investment/rental residential real estate includes three loan relationships totaling $2,009,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $1,650,000 participation loan was added in the fourth quarter appears to be well collateralized. Another unrelated loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A third loan added in the third quarter 2019 involves settling an estate, there appears to be adequate collateral. An unrelated loan previously in this category was sold at Sheriff's Sale to a third party and was paid in full after court ratification in the third quarter 2019.

        There was one impaired commercial and industrial loans at December 31, 2019 with a balance of $65,000 and a specific allocation of $42,000; this loan is currently making payments.

        The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan's collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation's trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management's Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses of $600,000 for 2019 and the provision for loan losses of $1,620,000 for 2018, was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and substandard loans in 2019, the $600,000 provision addition to the allowance was necessary in proportion to loan portfolio growth, net charge-offs and estimated loss from nonaccrual and substandard loans in accordance with management's belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Premises and Equipment

        During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in 2019. A reduction of lease expense of $70,000 was recognized in 2018.

Foreclosed Assets Held for Resale

        The carrying value of real estate acquired through foreclosure was $364,000 on three properties at December 31, 2019, compared to $155,000 on two properties at December 31, 2018, which were sold in 2019. The increase was mainly due to three properties that were added in 2019. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets in 2020; however, the total amount and timing is currently not certain.

Other Assets

        Other assets increased $824,000, or 3.7%, in 2019 compared to 2018, in part due to normal variations in a number of non earning asset accounts.

Deposits

        ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 4.0%, or $53,515,000, during 2019, as compared to a 16.1% increase during 2018 which included a full year of deposits acquired from New Windsor totaling $293,333,000 on July 1, 2017. ACNB's deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. The 2019 average deposit increase in part was due to local individual and business depositors being attracted to strategically designed stable community bank time and non-interest bearing products. Products, such as money market accounts and interest-bearing transaction accounts were subject to heightened competition from larger banks. Year-end 2018 to year-end 2019 recorded an increase in deposits of $64,168,000, or 4.8%, which was an indicator of organic growth. With heightened competition, ACNB's ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks' lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. If rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10—Time Deposits

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2019, are summarized as follows:

In thousands
Three months or less	$44,159
Over three through six months	17,331
Over six through twelve months	84,265
Over twelve months	42,925

Total	$188,680

Borrowings

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2019, short-term borrowings were $33,435,000, a decrease of $1,213,000, or 3.5%, from the December 31, 2018, balance of $34,648,000. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2018, repurchase agreement balances were down due to fluctuations in the business activities of ACNB's commercial and local government customer base. At December 31, 2019, there were $0 in short-term FHLB borrowings, as compared to $32,000 at December 31, 2018, due to daily fluctuation in deposits and loans. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $66,296,000 at December 31, 2019, versus $83,516,000 at December 31, 2018. The Corporation decreased long-term borrowings 20.6% from December 31, 2018. A $4.6 million loan was paid down to $1.8 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan was paid down to $750,000 at December 31, 2019. $16.5 million FHLB borrowings matured and were not renewed to balance earning assets and deposit changes. Laddered FHLB fixed-rate term advances were taken in 2019 to mature from 2022 to 2023 to reduce net liability sensitivity. In addition, $5 million was subordinated debt acquired from New Windsor. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation's ability to borrow.

        The following tables set forth information about the Corporation's short-term borrowings as of the dates indicated:

In thousands	2019	2018
Short-term borrowings outstanding at end of year:
FHLB overnight advance	—	32
Securities sold under repurchase agreements	33,435	34,616

Total	$33,435	$34,648

Dollars in thousands	2019	2018
Average interest rate at year-end	0.12%	0.12%
Maximum amount outstanding at any month-end	$41,509	$45,785
Average amount outstanding	$31,229	$33,944
Weighted average interest rate	0.15%	0.14%

Capital

        ACNB's capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its "well capitalized" regulatory position in relationship to its risk exposure. Total shareholders' equity was $189,516,000 at December 31, 2019, compared to $168,137,000 at December 31, 2018. Shareholders' equity increased during 2019, a net result of earnings retained in capital during 2019, and new shares issued primarily from dividend reinvestment. The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017.

        A $3,364,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

        The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2019, ACNB retained $16,801,000, or 70.8%, of its net income, as compared to $15,487,000, or 71.2%, in 2018.

        ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2019, 170,596 shares were issued under this plan. Proceeds are used for general corporate purposes.

        ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of December 31, 2019, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

        On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of December 31, 2019, 16,115 shares were issued under this plan and 557,940 shares were available for grant. Proceeds are used for general corporate purposes.

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

        Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2019 and 2018, that ACNB's banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as "well capitalized" for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary's category.

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

        The Corporation calculated regulatory capital ratios as of December 31, 2019, and confirmed no material impact on the capital, operations, liquidity and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Table 11—Risk-Based Capital

        ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

        The banking subsidiary's capital ratios are as follows:

	2019	2018	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.93%	9.44%	5.00%
Common Tier 1 capital (to risk-weighted assets)	14.13%	12.89%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.13%	12.89%	8.00%
Total risk-based capital ratio	15.28%	14.07%	10.00%

        For further information on the actual and required capital amounts and ratios, please refer to Note N—"Stockholders' Equity and Regulatory Matters" in the Notes to Consolidated Financial Statements.

Liquidity

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

        ACNB's funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2019, ACNB's banking subsidiary could borrow approximately $703,056,000 from the FHLB of which $619,881,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $444,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks' stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member's investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation's control. As better contingent liquidity is maintained by keeping the securities under the Corporation's control, the Corporation has not moved the securities which, in effect, lowered the Corporation's maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

        Another source of liquidity is securities sold under repurchase agreements to customers of ACNB's banking subsidiary totaling $33,435,000 and $34,616,000 at December 31, 2019 and 2018, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

        In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC's Prompt Corrective Action framework. The CBLR framework will be available for banks to use in their March 31, 2020 Call Report. The Corporation has performed a preliminary analysis of the changes to capital adequacy and reporting requirements within the quarterly Call Report, and expects that it will opt into the CBLR framework if qualified on March 31, 2020.

        ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

        The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2019, the Corporation had unfunded outstanding commitments to extend credit of $319,681,000 and outstanding standby letters of credit of $6,584,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O—"Financial Instruments with Off-balance Sheet Risk" in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation's off-balance sheet arrangements.

New Accounting Pronouncements

        See Note A—"Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

Acquisition of Frederick County Bancorp, Inc.

        ACNB Corporation, the parent financial holding company of ACNB Bank, a Pennsylvania state-chartered, FDIC-insured community bank, headquartered in Gettysburg, Pennsylvania, completed the acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland, effective January 11, 2020. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank will operate in the Frederick County, Maryland, market as "FCB Bank, A Division of ACNB Bank".

        Under the terms of the Reorganization Agreement, FCBI stockholders received 0.9900 share of ACNB Corporation common stock for each share of FCBI common stock that they owned as of the closing date. As a result, ACNB Corporation issued 1,590,547 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market share price of ACNB Corporation common stock in accordance with the Reorganization Agreement.

        With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.2 billion in assets, $1.8 billion in deposits, and $1.6 billion in loans with 34 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland.

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

(a)
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ACNB Corporation and Subsidiaries

Opinion on the Financial Statements

        We have audited the accompanying consolidated statements of condition of ACNB Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACNB Corporation and Subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        We have served as the Company's auditor since 2018.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 6, 2020

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2019	2018
ASSETS
Cash and due from banks	$16,878	$20,105
Interest bearing deposits with banks	97,478	20,800

Total Cash and Cash Equivalents	114,356	40,905
Equity securities with readily determinable fair values	2,106	1,839
Debt securities available for sale	190,837	161,730
Securities held to maturity, fair value $19,281; $26,911	19,234	27,266
Loans held for sale	2,406	408
Loans, net of allowance for loan losses $13,835; $13,964	1,258,766	1,288,501
Premises and equipment	25,724	26,409
Right of use assets	3,502	—
Restricted investment in bank stocks	3,644	4,336
Investment in bank-owned life insurance	50,663	48,003
Investments in low-income housing partnerships	1,506	1,871
Goodwill	19,580	19,580
Intangible assets	4,427	4,407
Foreclosed assets held for resale	364	155
Other assets	23,138	22,314

Total Assets	$1,720,253	$1,647,724

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$314,377	$302,394
Interest bearing	1,097,883	1,045,698

Total Deposits	1,412,260	1,348,092
Short-term borrowings	33,435	34,648
Long-term borrowings	66,296	83,516
Lease liabilities	3,502	—
Other liabilities	15,244	13,331

Total Liabilities	1,530,737	1,479,587

STOCKHOLDERS' EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 7,141,959 and 7,108,620 shares issued; 7,079,359 and 7,046,020 shares outstanding	17,855	17,772
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	39,579	38,448
Retained earnings	138,663	121,862
Accumulated other comprehensive loss	(5,853)	(9,217)

Total Stockholders' Equity	189,516	168,137

Total Liabilities and Stockholders' Equity	$1,720,253	$1,647,724

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$63,653	$59,593
Securities:
Taxable	4,183	3,735
Tax-exempt	140	219
Dividends	328	299
Other	1,254	648

Total Interest Income	69,558	64,494

INTEREST EXPENSE
Deposits	8,129	5,253
Short-term borrowings	94	59
Long-term borrowings	1,917	2,087

Total Interest Expense	10,140	7,399

Net Interest Income	59,418	57,095
PROVISION FOR LOAN LOSSES	600	1,620

Net Interest Income after Provision for Loan Losses	58,818	55,475

OTHER INCOME
Commissions from insurance sales	6,339	5,550
Service charges on deposit accounts	3,903	3,350
Income from fiduciary, investment management and brokerage activities	2,469	2,364
Earnings on investment in bank-owned life insurance	1,160	1,068
Gain on life insurance proceeds	—	52
Net gains on sales or calls of securities	—	85
Net gains (losses) on equity securities	267	(296)
Service charges on ATM and debit card transactions	2,444	2,375
Other	1,587	1,400

Total Other Income	18,169	15,948

OTHER EXPENSES
Salaries and employee benefits	28,798	26,734
Net occupancy	3,094	2,971
Equipment	4,771	4,959
Other tax	1,086	902
Professional services	1,772	1,468
Supplies and postage	747	766
Marketing and corporate relations	559	565
FDIC and regulatory	436	688
Merger related expenses	769	—
Intangible assets amortization	621	745
Foreclosed real estate expenses	12	129
Other operating	4,956	4,776

Total Other Expenses	47,621	44,703

Income Before Income Taxes	29,366	26,720
PROVISION FOR INCOME TAXES	5,645	4,972

Net Income	$23,721	$21,748

PER SHARE DATA
Basic earnings	$3.36	$3.09

Cash dividends declared	$0.98	$0.89

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2019	2018
NET INCOME	$23,721	$21,748

OTHER COMPREHENSIVE INCOME (LOSS)
SECURITIES
Unrealized gains (losses) arising during the period, net of income taxes of $849 and $(153), respectively	2,912	(537)
Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $(46), respectively (A)(C)	—	(157)
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $155 and $116, respectively (B)(C)	657	400
Unrecognized net loss, net of income taxes of $(19) and $(534), respectively (C)	(205)	(1,831)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,364	(2,125)

TOTAL COMPREHENSIVE INCOME	$27,085	$19,623

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2019 and 2018

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—January 1, 2018	$17,716	$(728)	$37,777	$106,293	$(7,092)	$153,966
Net income	—	—	—	21,748	—	21,748
Other comprehensive loss, net of taxes	—	—	—	—	(2,043)	(2,043)
Reclass of stranded AOCI tax reform adjustment	—	—	—	82	(82)	—
Common stock shares issued (15,618 shares)	39	—	489	—	—	528
Restricted stock grants (6,644 shares)	17	—	(4)	—	—	13
Restricted stock compensation expense	—	—	186	—	—	186
Cash dividends declared	—	—	—	(6,261)	—	(6,261)

BALANCE—December 31, 2018	17,772	(728)	38,448	121,862	(9,217)	168,137
Net income	—	—	—	23,721	—	23,721
Other comprehensive income, net of taxes	—	—	—	—	3,364	3,364
Common stock shares issued (17,324 shares)	44	—	457	—	—	501
Restricted stock grants (16,115 shares)	39	—	352	—	—	391
Restricted stock compensation expense	—	—	322	—	—	322
Cash dividends declared	—	—	—	(6,920)	—	(6,920)

BALANCE—December 31, 2019	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,721	$21,748
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(697)	(542)
(Gain) loss on sales of foreclosed assets held for resale, including writedowns	(87)	1
Earnings on investment in bank-owned life insurance	(1,160)	(1,068)
Gain on sales or calls of securities	—	(85)
(Gain) loss on equity securities	(267)	296
Restricted stock compensation expense	322	186
Depreciation and amortization	2,696	2,853
Provision for loan losses	600	1,620
Net amortization of investment securities premiums	339	465
Decrease (increase) in accrued interest receivable	177	(875)
Increase in accrued interest payable	1,312	201
Mortgage loans originated for sale	(41,389)	(32,436)
Proceeds from sales of loans originated for sale	40,088	34,306
(Increase) decrease in other assets	(1,280)	2,502
Decrease in deferred tax expense	120	557
Increase (decrease) in other liabilities	1,228	(185)

Net Cash Provided by Operating Activities	25,723	29,544

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	8,032	17,558
Proceeds from maturities of investment securities available for sale	19,152	17,925
Proceeds from sales of investment securities available for sale	—	15,566
Purchase of investment securities available for sale	(44,837)	(39,129)
Purchase of equity securities	(500)	—
Redemption of restricted investment in bank stocks	692	437
Net decrease (increase) in loans	28,723	(60,254)
Purchase of bank-owned life insurance	(1,500)	(2,000)
Insurance book- acquisition	(640)	(2,583)
Capital expenditures	(1,424)	(1,743)
Proceeds from sale of premises and equipment	33	—
Proceeds from sale of foreclosed real estate	290	607

Net Cash Provided by (Used in) Investing Activities	8,021	(53,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	11,983	22,981
Net increase in time certificates of deposits and interest bearing deposits	52,185	26,619
Net decrease in short-term borrowings	(1,213)	(2,260)
Proceeds from long-term borrowings	7,000	17,716
Repayments on long-term borrowings	(24,220)	(28,800)
Dividends paid	(6,920)	(6,261)
Common stock issued	892	541

Net Cash Provided by Financing Activities	39,707	30,536
Net Increase in Cash and Cash Equivalents	73,451	6,464
CASH AND CASH EQUIVALENTS—BEGINNING	40,905	34,441

CASH AND CASH EQUIVALENTS—ENDING	$114,356	$40,905

Supplemental disclosures of cash flow information
Interest paid	$8,828	$7,198

Income taxes paid	$5,200	$4,600

Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$412	$327

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

        Effective January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank will operate in the Frederick County, Maryland, market as "FCB Bank, A Division of ACNB Bank". Under the terms of the Reorganization Agreement, FCBI stockholders received 0.9900 share of ACNB Corporation common stock for each share of FCBI common stock that they owned as of the closing date. As a result, ACNB Corporation issued 1,590,547 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market share price of ACNB Corporation common stock in accordance with the Reorganization Agreement. One director from FCBI will join the boards of directors of ACNB and ACNB Bank, respectively. With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.2 billion in assets, $1.8 billion in deposits, and $1.6 billion in loans with 34 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania, and the counties of Baltimore, Carroll and Frederick in Maryland. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part I, Item 1A—Risk Factors.

        The Corporation's primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

Basis of Financial Statements

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Assets held by the Corporation's Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $389,000,000 and $342,000,000 at December 31, 2019 and 2018, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

        The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Significant Group Concentrations of Credit Risk

        Most of the Corporation's activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $297,654,000, or 23.4%, of total loans at December 31, 2019. These borrowers are geographically disbursed throughout ACNB's marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment

        Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets' estimated useful lives. Normally, a buildings useful life is 40 years, except for building remodels and additions, which are depreciated over fifteen years. Bank equipment, including furniture and fixtures, is normally depreciated over five—fifteen years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets' useful life or the related lease term.

Restricted Investment in Bank Stocks

        Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2019 and 2018, and consists of common stock in the Atlantic Central Bankers Bank, Maryland Financial Bank, Community Bankers Bank and Federal Home Loan Bank (FHLB).

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2019 or 2018. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.

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

        ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation's liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $161,000 and $95,000 of expense in 2019 and 2018, respectively, related to these benefits.

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

        ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG's outstanding goodwill from its most recent testing, which was performed as of October 1, 2019. The Corporation did not identify any impairment on the Bank's outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2019. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. $83,000 of the $364,000 outstanding foreclosed asset balance held at December 31, 2019 represent residential real estate properties.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

        The ACNB Corporation 2009 Restricted Stock plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. As of December 31, 2019, 25,945 shares issued under the plan, of which 23,730 shares are fully vested and the remaining 2,215 will vest over the next year. No further shares may be issued under this restricted stock plan. The Corporation's Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

        On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2019, 16,115 shares were issued under this plan, of which 5,372 are fully vested and the remaining 10,743 will vest over the next two years. The Corporation's Registration Statement under the Securities Act of 1933 of Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

        Plan expense is recognized over the vesting period of the stock issued under both plans. $322,000 and $186,000 of compensation expenses related to the grants were recognized for the years ended December 31, 2019 and 2018, respectively.

Net Income per Share

        The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 7,061,524 and 7,035,818 weighted average shares of common stock outstanding for 2019 and 2018, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.

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

Accumulated Other Comprehensive Loss

        The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE—DECEMBER 31, 2019	$1,261	$(7,114)	$(5,853)

BALANCE—DECEMBER 31, 2018	$(1,651)	$(7,566)	$(9,217)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments in this ASU were early adopted in the 2018 fiscal year and did not have a material effect on the Corporation's consolidated financial condition or results of operations.

        On January 1, 2019, the Corporation adopted ASU 2016-02, Leases, and all subsequent amendments to the ASU (collectively "Topic 842"). From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. Under the optional transition method, only the most recent period presented reflects the adoption of Topic 842 and the comparative prior periods are reported under the previous guidance in Topic 840. The Corporation recorded a $4 million right-of-use asset and lease liability, which represents all of its operating lease commitments, based on the present value of committed lease payments. The ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, Leases (Topic 842). The Corporation adopted the new practical expedient which will allow the Corporation to elect, by class of underlying asset, to not separate nonlease components from the associated lease component when specified conditions are met. Examples of nonlease components include equipment maintenance services, common area maintenance services in real estate, or other goods or services provided to the lessee apart from the right to use the underlying asset. The practical expedient must be applied consistently for all lease contracts. The effect on operations and capital adequacy was not material.

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

        The Corporation adopted ASU 2018-09, Codification Improvements. The ASU contains various improvements to various topics in the codification, including clarification that an entity must disclose the required and actual amounts of regulatory capital for each measure of regulatory capital for which the entity must comply. The adoption of this ASU did not impact the Corporation's consolidated financial condition or results of operations since the Corporation already discloses capital requirements within the Management's Discussion and Analysis section of this Form 10-K.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

        In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2019 and 2018, compensating balances approximated $2,276,000 and $1,880,000, respectively. During 2019 and 2018, average compensating balances approximated $2,228,000 and $2,073,000, respectively. All compensating balances are met by vault cash.

NOTE C—SECURITIES

        Amortized cost and fair value at December 31, 2019 and 2018, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2019
U.S. Government and agencies	$113,569	$849	$169	$114,249
Mortgage-backed securities, residential	64,699	980	87	65,592
State and municipal	10,940	70	14	10,996

	$189,208	$1,899	$270	$190,837

December 31, 2018
U.S. Government and agencies	$120,420	$142	$2,149	$118,413
Mortgage-backed securities, residential	33,960	194	343	33,811
State and municipal	9,482	60	36	9,506

	$163,862	$396	$2,528	$161,730

SECURITIES HELD TO MATURITY
December 31, 2019
U.S. Government and agencies	$4,000	$8	$—	$4,008
Mortgage-backed securities, residential	15,234	76	37	15,273

	$19,234	$84	$37	$19,281

December 31, 2018
U.S. Government and agencies	$7,000	$—	$69	$6,931
Mortgage-backed securities, residential	20,266	4	290	19,980

	$27,266	$4	$359	$26,911

        The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2019
DECEMBER 31, 2019
CRA Mutual Fund	$1,012	$33	$—	$1,045
Stock in other banks	827	234	—	1,061

	$1,839	$267	$—	$2,106

In thousands	Fair Value at January 1, 2018	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2018
DECEMBER 31, 2018
CRA Mutual Fund	$1,044	$—	$32	$1,012
Stock in other banks	749	247	169	827

	$1,793	$247	$201	$1,839

NOTE C—SECURITIES (Continued)

        The following table shows the Corporation's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2019
U.S. Government and agencies	$—	$—	$47,425	$169	$47,425	$169
Mortgage-backed securities, residential	16,208	82	1,424	5	17,632	87
State and municipal	3,233	13	502	1	3,735	14

	$19,441	$95	$49,351	$175	$68,792	$270

December 31, 2018
U.S. Government and agencies	$1,997	$5	$87,216	$2,144	$89,213	$2,149
Mortgage-backed securities, residential	9,410	134	8,586	209	17,996	343
State and municipal	—	—	2,696	36	2,696	36

	$11,407	$139	$98,498	$2,389	$109,905	$2,528

SECURITIES HELD TO MATURITY
December 31, 2019
Mortgage-backed securities, residential	$6,587	$24	$3,161	$13	$9,748	$37

	$6,587	$24	$3,161	$13	$9,748	$37

December 31, 2018
U.S. Government and agencies	$2,975	$25	$3,956	$44	$6,931	$69
Mortgage-backed security, residential	5,408	59	12,636	231	18,044	290

	$8,383	$84	$16,592	$275	$24,975	$359

        All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

        At December 31, 2019, twenty-five available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. All of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

        At December 31, 2019, thirteen available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. Two of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

NOTE C—SECURITIES (Continued)

        At December 31, 2019, six available for sale state and municipal securities had unrealized losses that individually did not exceed 1% of amortized cost. One of these securities have been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

        At December 31, 2019, nineteen held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 2% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

        Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2019, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management's intention and ability to hold the securities until recovery of unrealized losses.

        Amortized cost and fair value at December 31, 2019, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$20,926	$20,953	$4,000	$4,008
Over 1 year through 5 years	98,502	99,220	—	—
Over 5 years through 10 years	199	202	—	—
Over 10 years	4,882	4,870	—	—
Mortgage-backed securities, residential	64,699	65,592	15,234	15,273

	$189,208	$190,837	$19,234	$19,281

        The Corporation realized gross gains of $0 during 2019 and $288,000 during 2018, and gross losses of $0 during 2019 and $203,000 during 2018 on sales of securities available for sale.

        At December 31, 2019 and 2018, securities with a carrying value of $162,946,000 and $165,792,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2019 and 2018:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Originated Loans
Commercial and industrial	$132,791	$12,249	$716	$—	$145,756
Commercial real estate	414,077	28,264	9,595	—	451,936
Commercial real estate construction	22,905	1,272	—	—	24,177
Residential mortgage	364,814	6,279	251	—	371,344
Home equity lines of credit	92,372	627	83	—	93,082
Consumer	13,331	—	—	—	13,331

Total Originated Loans	1,040,290	48,691	10,645	—	1,099,626
Acquired Loans
Commercial and industrial	3,007	374	178	—	3,559
Commercial real estate	100,199	11,537	3,376	—	115,112
Commercial real estate construction	1,542	697	—	—	2,239
Residential mortgage	33,349	2,089	1,555	—	36,993
Home equity lines of credit	14,603	45	317	—	14,965
Consumer	107	—	—	—	107

Total Acquired Loans	152,807	14,742	5,426	—	172,975
Total Loans
Commercial and industrial	135,798	12,623	894	—	149,315
Commercial real estate	514,276	39,801	12,971	—	567,048
Commercial real estate construction	24,447	1,969	—	—	26,416
Residential mortgage	398,163	8,368	1,806	—	408,337
Home equity lines of credit	106,975	672	400	—	108,047
Consumer	13,438	—	—	—	13,438

Total Loans	$1,193,097	$63,433	$16,071	$—	$1,272,601

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Originated Loans
Commercial and industrial	$166,035	$2,902	$161	$—	$169,098
Commercial real estate	393,987	18,079	7,899	—	419,965
Commercial real estate construction	15,471	835	—	—	16,306
Residential mortgage	381,525	6,492	733	—	388,750
Home equity lines of credit	90,941	334	—	—	91,275
Consumer	14,174	—	—	—	14,174

Total Originated Loans	1,062,133	28,642	8,793	—	1,099,568
Acquired Loans
Commercial and industrial	4,803	134	147	—	5,084
Commercial real estate	120,321	5,112	3,525	—	128,958
Commercial real estate construction	3,276	716	—	—	3,992
Residential mortgage	41,193	1,896	2,460	—	45,549
Home equity lines of credit	18,614	88	386	—	19,088
Consumer	226	—	—	—	226

Total Acquired Loans	188,433	7,946	6,518	—	202,897
Total Loans
Commercial and industrial	170,838	3,036	308	$—	174,182
Commercial real estate	514,308	23,191	11,424	—	548,923
Commercial real estate construction	18,747	1,551	—	—	20,298
Residential mortgage	422,718	8,388	3,193	—	434,299
Home equity lines of credit	109,555	422	386	—	110,363
Consumer	14,400	—	—	—	14,400

Total Loans	$1,250,566	$36,588	$15,311	$—	$1,302,465

        The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance at beginning of period	$891	$1,234
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	492	402
Accretion to loan interest income	(741)	(745)

Balance at end of period	$642	$891

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

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2019 and 2018:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2019
Commercial and industrial	$65	$65	$42	$—	$—
Commercial real estate	—	—	—	7,383	7,383
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	171	171
Home equity lines of credit	—	—	—	83	83

Total	$65	$65	$42	$7,637	$7,637

December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	6,763	6,763
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	537	537
Home equity lines of credit	—	—	—	—	—

Total	$—	$—	$—	$7,300	$7,300

        The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2019
Commercial and industrial	$27	$—	$—	$—
Commercial real estate	—	—	6,625	612
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	422	8
Home equity lines of credit	—	—	35	—

Total	$27	$—	$7,082	$620

December 31, 2018
Commercial and industrial	$436	$—	$73	$44
Commercial real estate	—	—	7,372	216
Commercial real estate construction	—	—	—	—
Residential mortgage	75	—	275	—
Home equity lines of credit	30	—	—	—

Total	$541	$—	$7,720	$260

        No additional funds are committed to be advanced in connection with impaired loans.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $249,000 in 2019 and $269,000 in 2018.

        The following table presents nonaccrual loans by loan portfolio class as of December 31, 2019 and 2018, the table below excludes $6.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	2019	2018
Commercial and industrial	$65	$—
Commercial real estate	3,600	2,880
Commercial real estate construction	—	—
Residential mortgage	171	537
Home equity lines of credit	83	—

Total	$3,919	$3,417

        There were no loans whose terms have been modified resulting in a troubled debt restructuring during the years ended December 31, 2019 and 2018. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,974,000 and $6,226,000 at December 31, 2019 and 2018, respectively. All of the Corporation's troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at December 31, 2019 and 2018, were $191,000 and $2,343,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at December 31, 2019 and 2018, which total $3,783,000 and $3,883,000, respectively. There were no defaulted troubled debt restructured loans as of December 31, 2019 and 2018. There were no charge-offs on any of the troubled debt restructured loans for the years ended December 31, 2019 and 2018. There were no specific allocations on any troubled debt restructured loans for the years ended December 31, 2019 and 2018. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000 and one troubled debt restructured loan paid off during 2018 in the amount of $832,000. All other troubled debt restructured loans were current as of December 31, 2019, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of December 31, 2019, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

        Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2019 and 2018, totaled $822,000 and $661,000, respectively.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2019 and 2018:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2019
Originated Loans
Commercial and industrial	$16	$—	$4	$20	$145,736	$145,756	$4
Commercial real estate	325	2,247	1,286	3,858	448,078	451,936	—
Commercial real estate construction	78	—	—	78	24,099	24,177	—
Residential mortgage	1,625	949	1,232	3,806	367,538	371,344	1,061
Home equity lines of credit	141	77	—	218	92,864	93,082	—
Consumer	38	8	19	65	13,266	13,331	19

Total originated loans	2,223	3,281	2,541	8,045	1,091,581	1,099,626	1,084
Acquired Loans
Commercial and industrial	—	23	—	23	3,536	3,559	—
Commercial real estate	1,063	—	—	1,063	114,049	115,112	—
Commercial real estate construction	—	—	—	—	2,239	2,239	—
Residential mortgage	293	257	120	670	36,323	36,993	120
Home equity lines of credit	236	93	15	344	14,621	14,965	15
Consumer	—	—	—	—	107	107	—

Total acquired loans	1,592	373	135	2,100	170,875	172,975	135
Total Loans
Commercial and industrial	16	23	4	43	149,272	149,315	4
Commercial real estate	1,388	2,247	1,286	4,921	562,127	567,048	—
Commercial real estate construction	78	—	—	78	26,338	26,416	—
Residential mortgage	1,918	1,206	1,352	4,476	403,861	408,337	1,181
Home equity lines of credit	377	170	15	562	107,485	108,047	15
Consumer	38	8	19	65	13,373	13,438	19

Total Loans	$3,815	$3,654	$2,676	$10,145	$1,262,456	$1,272,601	$1,219

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2018
Originated Loans
Commercial and industrial	$49	$49	$4	$102	$168,996	$169,098	$4
Commercial real estate	775	550	114	1,439	418,526	419,965	—
Commercial real estate construction	—	—	—	—	16,306	16,306	—
Residential mortgage	1,783	529	2,361	4,673	384,077	388,750	1,824
Home equity lines of credit	16	38	375	429	90,846	91,275	375
Consumer	36	14	—	50	14,124	14,174	—

Total originated loans	2,659	1,180	2,854	6,693	1,092,875	1,099,568	2,203
Acquired Loans
Commercial and industrial	27	—	—	27	5,057	5,084	—
Commercial real estate	64	—	851	915	128,043	128,958	851
Commercial real estate construction	343	—	77	420	3,572	3,992	77
Residential mortgage	1,235	251	907	2,393	43,156	45,549	125
Home equity lines of credit	227	—	89	316	18,772	19,088	89
Consumer	—	7	—	7	219	226	—

Total acquired loans	1,896	258	1,924	4,078	198,819	202,897	1,142
Total Loans
Commercial and industrial	76	49	4	129	174,053	174,182	4
Commercial real estate	839	550	965	2,354	546,569	548,923	851
Commercial real estate construction	343	—	77	420	19,878	20,298	77
Residential mortgage	3,018	780	3,268	7,066	427,233	434,299	1,949
Home equity lines of credit	243	38	464	745	109,618	110,363	464
Consumer	36	21	—	57	14,343	14,400	—

Total Loans	$4,555	$1,438	$4,778	$10,771	$1,291,694	$1,302,465	$3,345

NOTE D—LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses
Beginning balance- January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(163)	(78)	—	(173)	(301)	(202)	—	(917)
Recoveries	66	10	—	37	12	63	—	188
Provisions	(100)	553	95	(123)	297	97	(219)	600

Ending balance- December 31, 2019	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835

Ending balance: individually evaluated for impairment	$42	$—	$—	$—	$—	$—	$—	$42

Ending balance: collectively evaluated for impairment	$2,358	$6,693	$298	$2,555	$619	$650	$620	$13,793

Loans receivables
Ending balance	$149,315	$567,048	$26,416	$408,337	$108,047	$13,438	$—	$1,272,601

Ending balance: individually evaluated for impairment	$65	$7,383	$—	$171	$83	$—	$—	$7,702

Ending balance: collectively evaluated for impairment	$149,250	$559,665	$26,416	$408,166	$107,964	$13,438	$—	$1,264,899

December 31, 2018
Allowance for loan losses
Beginning balance- January 1, 2018	$3,219	$5,228	$126	$3,226	$612	$749	$816	$13,976
Charge-offs	(934)	(33)	—	(530)	(148)	(165)	—	(1,810)
Recoveries	36	—	103	32	—	7	—	178
Provisions	276	1,013	(26)	86	147	101	23	1,620

Ending balance- December 31, 2018	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964

Loans receivables
Ending balance	$174,182	$548,923	$20,298	$434,299	$110,363	$14,400	$—	$1,302,465

Ending balance: individually evaluated for impairment	$—	$6,763	$—	$537	$—	$—	$—	$7,300

Ending balance: collectively evaluated for impairment	$174,182	$542,160	$20,298	$433,762	$110,363	$14,400	$—	$1,295,165

        The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,016,000 and $5,858,000 at December 31, 2019 and 2018, respectively. During 2019, no new loans or advances were extended and repayments totaled $843,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2019.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment at December 31 were as follows:

In thousands	2019	2018
Land	$5,050	$5,050
Buildings and improvements	27,915	27,509
Furniture and equipment	14,562	14,111
Construction in process	928	460

	48,455	47,130
Accumulated depreciation	(22,731)	(20,721)

	$25,724	$26,409

        Depreciation expense was $2,076,000 and $2,108,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE F—INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS

        ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2019 and 2018, the carrying value of these investments was approximately $1,506,000 and $1,871,000, respectively.

NOTE G—DEPOSITS

        Deposits were comprised of the following as of December 31:

In thousands	2019	2018
Non-interest bearing demand	$314,377	$302,394
Interest bearing demand	152,275	160,718
Savings	537,755	516,872
Time certificates of deposit of $250,000 or less	339,876	307,407
Time certificates of deposit greater than $250,000	67,977	60,701

	$1,412,260	$1,348,092

        Scheduled maturities of time certificates of deposit at December 31, 2019, were as follows:

Years Ending	In thousands
2020	$258,528
2021	109,470
2022	26,627
2023	6,164
2024	7,064

$407,853

NOTE H—LEASE COMMITMENTS

        Effective January 1, 2019, the Corporation adopted the new lease accounting standard, ASU 2016-12, using the modified-retrospective method. As such, for reporting periods beginning on or after January 1, 2019, leases are recognized, presented and disclosed in accordance with ASU 2016-02, while periods prior to the adoption date were not adjusted and are reported in accordance with ASC 840, Leases.

NOTE H—LEASE COMMITMENTS (Continued)

        The Corporation enters into noncancellable lease arrangements primarily for some of its community offices. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which are generally contractually stipulated. Many of these lease arrangements provide the Corporation with the option to renew the lease arrangement after the initial lease term. These options are included in determining the lease term used to establish the right-of-use assets and lease liabilities when it is reasonably certain the Corporation will exercise its renewal option. As most of the Corporation's leases do not have a readily determinable implicit rate, the incremental borrowing rate is primarily used to determine the discount rate for purposes of measuring the right-of-use assets and lease liabilities. The Corporation's lease arrangements do not contain any material residual value guarantees or material restrictive covenants.

        The following right-of-use assets and lease liabilities are reported within the consolidated statements of condition as follows:

In thousands	December 31, 2019
Operating Leases:
Right of use assets	$3,502
Lease liabilities	3,502

        Supplemental balance sheet information related to leases was as follows for the year ended December 31, 2019:

Operating Leases:
Weighted average remaining lease term	7.1 years
Weighted average discount rate	5.71%

        The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2019:

Years Ending	In thousands
2020	$756
2021	665
2022	544
2023	480
2024	466
Thereafter	1,685

Total minimum lease payments	4,596
Less: Amount representing interest(1)	1,094

Present value of net minimum lease payments	$3,502

(1)
Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation's incremental borrowing rate.

        As of December 31, 2019, the Corporation does not have any significant additional operating or finance leases that have not yet commenced. The total rent expense for all operating leases was $883,000 and $890,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE H—LEASE COMMITMENTS (Continued)

        ACNB leased space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $94,000 and $131,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE I—BORROWINGS

        Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2019		2018
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$—	—%	$32	2.62%
Securities sold under repurchase agreements	33,435	0.12	34,616	0.12

	$33,435	0.12%	$34,648	0.12%

        Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $3,375,000 at December 31, 2019. The Corporation also has lines of credit that total $29,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2019 and 2018.

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

NOTE I—BORROWINGS (Continued)

        The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2019 and 2018:

				Gross Amounts Not Offset in the Statements of Condition
			Net Amounts of Liabilities Presented in the Statements of Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition
Dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019
Repurchase agreements
Commercial customers and government entities(a)	$33,435	$—	$33,435	$(33,435)	$—	$—
December 31, 2018
Repurchase agreements
Commercial customers and government entities(a)	$34,616	$—	$34,616	$(34,616)	$—	$—

(a)
As of December 31, 2019 and 2018, the fair value of securities pledged in connection with repurchase agreements was $34,582,000 and $39,788,000, respectively.

        A summary of long-term debt as of December 31 is as follows:

	2019		2018
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2019	$—	—%	$23,500	1.73%
2020	20,000	1.87%	20,000	1.87%
2021	22,716	2.10%	22,716	2.10%
2022	11,000	2.69%	9,000	2.70%
2023	5,000	2.60%	—	—%
Loan Payable to local bank	1,830	4.50%	2,300	4.50%
Loan Payable to local bank	750	4.50%	1,000	5.25%
Trust preferred subordinated debt	5,000	6.39%	5,000	6.39%

	$66,296	2.58%	$83,516	2.47%

        The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $703,056,000 from the FHLB, of which $619,881,000 was available at December 31, 2019.

        The first loan payable to a local bank has a fixed rate of 4.50% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

        The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 4.50% at December 31, 2019. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at anytime without penalty.

NOTE I—BORROWINGS (Continued)

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

NOTE J—REGULATORY RESTRICTIONS ON DIVIDENDS

        Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2019, $36,921,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE K—INCOME TAXES

        The components of income tax expense for the years ended December 31, 2019 and 2018, are as follows:

In thousands	2019	2018
Federal:
Current	$5,169	$4,036
Deferred	122	388

	5,291	4,424
State:
Current	338	479
Deferred	16	69

	354	548

	$5,645	$4,972

NOTE K—INCOME TAXES (Continued)

        Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2019 and 2018, are as follows:

	Percentage of Income before Income Taxes
	2019	2018
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.0%	1.6%
Tax-exempt income	(1.5)%	(1.7)%
Earnings on investment in bank-owned life insurance	(0.8)%	(0.9)%
Rehabilitation and low-income housing credits	(1.0)%	(1.1)%
Reduction of federal tax rate	—%	—%
Other	0.5%	(0.3)%

	19.2%	18.6%

        The provision for federal income taxes includes $0 and $46,000 of income taxes related to net gains on sales of securities in 2019 and 2018, respectively. Rehabilitation and low-income housing income tax credits were $281,000 and $287,000, during 2019 and 2018, respectively.

        Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,995	$3,054
Available for sale securities	—	409
Accrued deferred compensation	941	884
Pension	2,033	2,207
Other-than-temporary impairment	43	43
Nonaccrual interest	194	192
Deferred director fees	664	589
Acquisition accounting	377	785
Other	604	602

	7,851	8,765

Deferred tax liabilities:
Deferred loan fees	94	101
Available for sale securities	391	—
Prepaid pension benefit cost	4,154	4,289
Prepaid expenses	129	130
Accumulated depreciation	221	347
Goodwill/intangibles	1,181	1,056

	6,170	5,923

Net Deferred Tax Asset included in Other Assets	$1,681	$2,842

        The Corporation did not have any uncertain tax positions at December 31, 2019 and 2018. The Corporation's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

NOTE K—INCOME TAXES (Continued)

        Years that remain open for potential review by the Internal Revenue Service are 2016 through 2019.

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2019 and 2018, are as follows:

		Fair Value Measurements at December 31, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$114,249	$—	$114,249	$—
Mortgage-backed securities, residential		65,592	—	65,592	—
State and municipal		10,996	—	10,996	—

Total securities available for sale	Recurring	$190,837	$—	$190,837	$—

Equity securities with readily determinable fair values	Recurring	$2,106	$2,106	$—	$—

Collateral dependent impaired loans	Non-recurring	$3,806	$—	$—	$3,806

		Fair Value Measurements at December 31, 2018
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$118,413	$—	$118,413	$—
Mortgage-backed securities, residential		33,811	—	33,811	—
State and municipal		9,506	—	9,506	—
Total securities available for sale	Recurring	$161,730	$—	$161,730	$—

Equity securities with readily determinable fair values	Recurring	$1,839	$1,839	$—	$—

Collateral dependent impaired loans	Non-recurring	$3,883	$—	$—	$3,883

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2019
Impaired loans	$3,806	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(15)%
December 31, 2018
Impaired loans	$3,883	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) - (50)%	(16)%

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

NOTE L—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation's financial instruments at December 31, 2019:

	December 31, 2019
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,878	$16,878	$9,542	$7,336	$—
Interest-bearing deposits in banks	97,478	97,478	97,478	—	—
Equity securities available for sale	2,106	2,106	2,106	—	—
Investment securities available for sale	190,837	190,837	—	190,837	—
Investment securities held to maturity	19,234	19,281	—	19,281	—
Loans held for sale	2,406	2,406	—	2,406	—
Loans, less allowance for loan losses	1,258,766	1,263,014	—	—	1,263,014
Accrued interest receivable	4,368	4,368	—	4,368	—
Restricted investment in bank stocks	3,644	3,644	—	3,644	—
Financial liabilities:
Demand deposits and savings	1,004,407	1,004,407	—	1,004,407	—
Time deposits	407,853	409,426	—	409,426	—
Short-term borrowings	33,435	33,435	—	33,435	—
Long-term borrowings	61,296	61,965	—	61,965	—
Trust preferred subordinated debt	5,000	4,711	—	4,711	—
Accrued interest payable	2,676	2,676	—	2,676	—
Off-balance sheet financial instruments	—	—	—	—	—

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

        A measurement date of December 31 has been used for the fiscal years ended December 31, 2019 and 2018.

In thousands	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$30,338	$31,547
Service cost	696	860
Interest cost	1,213	1,096
Actuarial loss (gain)	3,603	(1,944)
Benefits paid	(1,316)	(1,221)

Projected benefit obligation at end of year	34,534	30,338

Change in plan assets:
Fair value of plan assets at beginning of year	39,680	42,439
Actual return on plan assets	5,928	(1,538)
Employer contribution	—	—
Benefits paid	(1,316)	(1,221)

Fair value of plan assets at end of year	44,292	39,680

Funded Status, included in other assets	$9,758	$9,342

Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$9,147	$9,773
Prior service cost	—	—

Total included in accumulated other comprehensive loss (pretax)	$9,147	$9,773

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

In thousands
Net loss	$675
Prior service cost	—

$675

        The accumulated benefit obligation totaled $33,080,000 and $29,115,000 at December 31, 2019 and 2018, respectively.

        For the years ended December 31, 2019 and 2018 the mortality assumptions were derived using the mortality rates from RP-2006 (underlying baseline table from SOA RP-2014 study based on experience data for private pension plans of 2006, the central year of experience data 2004-2008).

NOTE M—RETIREMENT PLANS (Continued)

        The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2019	2018
Components of net periodic benefit cost (income):
Service cost	$696	$860
Interest cost	1,213	1,096
Expected return on plan assets	(2,549)	(2,770)
Recognized net actuarial loss	850	515
Amortization of prior service cost	—	—

Net Periodic Benefit Cost (Income)	210	(299)

Net loss	224	2,365
Amortization of net loss	(850)	(515)
Amortization of prior service cost	—	—

Total recognized in other comprehensive (income) loss	$(626)	$1,850

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(416)	$1,551

        For the years ended December 31, 2019 and 2018, the assumptions used to determine the benefit obligation are as follows:

	2019	2018
Discount rate	3.20%	4.10%
Rate of compensation increase	3.50%	3.50%

        For the years ended December 31, 2019 and 2018, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2019	2018
Discount rate	4.10%	3.55%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%

        The Corporation's pension plan weighted-average assets' allocations at December 31, 2019 and 2018, are as follows:

	2019	2018
Equity securities	45%	63%
Debt securities	42%	34%
Short-term fixed income	—%	—%
Real estate	13%	3%

	100%	100%

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

NOTE M—RETIREMENT PLANS (Continued)

The weighted-average assets' allocation in the above table represents the Corporation's conclusion on the appropriate mix of investments. The specific investment vehicles are institutional separate accounts from a variety of fund managers which are regularly reviewed by the Corporation for acceptable performance.

        Equity securities included Corporation common stock in amounts of $2,854,000, or 6% of total plan assets, and $2,882,000, or 7% of total plan assets, at December 31, 2019 and 2018, respectively.

        Fair value measurements at December 31, 2019, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$20,098	$2,854	$17,244	$—
Debt securities	18,516	—	18,516	—
Real estate	5,678	—	5,678	—

        Fair value measurements at December 31, 2018, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$25,150	$2,882	$22,268	$—
Debt securities	13,376	—	13,376	—
Real estate	1,154	—	1,154	—

        It has not yet been determined the amount that the Bank may contribute to the Plan in 2020. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant's average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 348 active, vested terminated, and retired persons in the Plan.

        Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2020	$1,550
2021	1,670
2022	1,680
2023	1,800
2024	1,840
2025-2029	9,480

        The Corporation's banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 100% of an employee's compensation contributed to the plan which is not over 3% of an employee's pay, plus 50% of an employee's compensation contributed to the plan which is over 3% of their pay, but it not over 5% of an employee's pay. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $709,000 and $664,000 for 2019 and 2018, respectively.

NOTE M—RETIREMENT PLANS (Continued)

        RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG's contributions to and expenses for the plan were $123,000 and $97,000 for 2019 and 2018, respectively.

        The Corporation's banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2019 and 2018, totaled $3,196,000 and $2,932,000, respectively. The annual expense included in salaries and benefits expense totaled $493,000 and $463,000 during the years ended December 31, 2019 and 2018, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

        In January 2011, the Corporation offered shareholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2019, 17,324 shares were issued under this plan with proceeds in the amount of $501,000. During 2018, 15,618 shares were issued under this plan with proceeds in the amount of $528,000. Proceeds are used for general corporate purposes.

        The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after ten years on February 24, 2019. No further shares may be issued under this plan. Of the 200,000 shares of common stock authorized under this plan, 25,945 shares were issued. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan, which was approved and ratified on May 1, 2018. Under this plan awards shall not exceed, in the aggregate, 400,000 shares of common stock plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. The purpose of the plans were to provide employees and directors of the Bank who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and thereby encouraging them to contribute to the success of the Corporation. In 2019 and 2018, 16,115 and 6,644 shares, respectively, were issued under these plans.

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

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

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

  •
  a minimum leverage ratio of 4.0%.

        In addition, the final rules establish a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The 2.5% (after a 0.625% per year phase-in period) for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The required capital conservation buffer was 2.5% at December 31, 2019.

        Management believes, as of December 31, 2019, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2019, the most recent notification from the federal banking regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank's category.

NOTE N—STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

        The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount(1)		Ratio(1)	Amount		Ratio
CORPORATION
As of December 31, 2019
Tier 1 leverage ratio (to average assets)	$176,403	10.19%	$	≥69,239	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	176,403	14.50		≥54,759	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	176,403	14.50		≥73,012	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	190,319	15.64		≥97,349	≥8.0		N/A	N/A
As of December 31, 2018
Tier 1 leverage ratio (to average assets)	$158,404	9.66%	$	≥65,568	≥4.0%		N/A	N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	158,404	13.19		≥54,026	≥4.5		N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	158,404	13.19		≥72,034	≥6.0		N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	172,449	14.36		≥96,046	≥8.0		N/A	N/A
BANK
As of December 31, 2019
Tier 1 leverage ratio (to average assets)	$171,179	9.93%	$	≥68,982	≥4.0%	$	≥86,228	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	171,179	14.13		≥54,514	≥4.5		≥78,742	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	171,179	14.13		≥72,685	≥6.0		≥96,913	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	185,095	15.28		≥96,913	≥8.0		≥121,142	≥10.0
As of December 31, 2018
Tier 1 leverage ratio (to average assets)	$154,215	9.44%	$	≥65,348	≥4.0%	$	≥81,686	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	154,215	12.89		≥53,826	≥4.5		≥77,748	≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	154,215	12.89		≥71,768	≥6.0		≥95,690	≥8.0
Total risk-based capital ratio (to risk-weighted assets)	168,260	14.07		≥95,690	≥8.0		≥119,613	≥10.0

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2019 and 2018, for guarantees under standby letters of credit issued is not material.

        In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for Russell Insurance Group, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by the borrower. A net draw of $750,000 was taken on this commercial line of credit since its inception. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor's obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary.

        The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.

        A summary of the Corporation's commitments at December 31 were as follows:

In thousands	2019	2018
Commitments to extend credit	$319,681	$279,729
Standby letters of credit	6,584	3,909

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

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF CONDITION

	December 31,
In thousands	2019	2018
ASSETS
Cash	$6,828	$7,391
Investment in banking subsidiary	176,689	156,651
Investment in other subsidiaries	10,473	9,389
Investments in low-income housing partnerships	—	240
Securities and other assets	1,558	1,271
Receivable from banking subsidiary	812	518

Total Assets	$196,360	$175,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$6,830	$7,300
Other liabilities	14	23
Stockholders' equity	189,516	168,137

Total Liabilities and Stockholders' Equity	$196,360	$175,460

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2019	2018
Dividends from banking subsidiary	$6,920	$6,261
Gain on sale of securities	—	47
Other income	282	35

	7,202	6,343
Expenses	1,739	1,421

	5,463	4,922
Income tax benefit	501	547

	5,964	5,469
Equity in undistributed earnings of subsidiaries	17,757	16,279

Net Income	$23,721	$21,748

Comprehensive Income	$27,085	$19,623

NOTE Q—ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,721	$21,748
Equity in undistributed earnings of subsidiaries	(17,757)	(16,279)
Increase in receivable from banking subsidiary	(294)	(400)
Gain on sale of securities	—	47
Other	(57)	669

Net Cash Provided by Operating Activities	5,613	5,785

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

Net Cash Used in Investing Activities	—	—

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(470)	(2,300)
Proceeds from issuance of common stock	1,214	727
Dividends paid	(6,920)	(6,261)

Net Cash Used in Financing Activities	(6,176)	(7,834)

Net Decrease in Cash and Cash Equivalents	(563)	(2,049)
CASH AND CASH EQUIVALENTS—BEGINNING	7,391	9,440

CASH AND CASH EQUIVALENTS—ENDING	$6,828	$7,391

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

        Combined goodwill included in the Corporation's consolidated statement of condition is $19,580,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on RIG or the Bank outstanding goodwill from its most recent testing. There are no impairment losses associated with goodwill as of December 31, 2019 and 2018. Additionally, there are no accumulated impairment losses associated with goodwill as of December 31, 2019 and 2018. No change occurred during the year with RIG's goodwill, $6,308,000, or the Bank's goodwill of $13,272,000.

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights.

NOTE R—GOODWILL AND OTHER INTANGIBLES (Continued)

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

        The carrying value and accumulated amortization of the intangible assets (RIG customer lists and New Windsor core deposit intangibles) are as follows:

	2019		2018
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
RIG amortized intangible assets	9,890	6,869	9,250	6,623
New Windsor core deposit intangibles	2,418	1,012	2,418	638

	$12,308	$7,881	$11,668	$7,261

        Amortization expense was $621,000 and $745,000 for the years ended December 31, 2019 and 2018, respectively.

        Amortization of the intangible assets for the five years subsequent to December 31, 2019, is expected to be as follows:

Years Ending	In thousands
2020	$590
2021	546
2022	502
2023	458
2024	406
Thereafter	1,925

NOTE S—SEGMENT AND RELATED INFORMATION

        The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.

        Segment information for 2019 and 2018 is as follows:

In thousands	Banking	Insurance	Total
2019
Net interest income and other income from external customers	$71,713	$5,874	$77,587
Income before income taxes	27,870	1,496	29,366
Total assets	1,707,653	12,600	1,720,253
Capital expenditures	1,367	57	1,424
2018
Net interest income and other income from external customers	$67,654	$5,389	$73,043
Income before income taxes	25,515	1,205	26,720
Total assets	1,634,750	12,974	1,647,724
Capital expenditures	1,341	402	1,743

NOTE T—ACQUISITION

        Effective January 11, 2020, ACNB Corporation (ACNB) completed the acquisition of Frederick County Bancorp, Inc. (FCBI) pursuant to the Agreement and Plan of Reorganization, dated as of July 1, 2019, by and among ACNB, ACNB South Acquisition Subsidiary, LLC (Acquisition Subsidiary), ACNB Bank, FCBI and Frederick County Bank (the Reorganization Agreement). At the effective time of the acquisition, FCBI merged with and into Acquisition Subsidiary with Acquisition Subsidiary surviving the merger. In addition, Frederick County Bank, a Maryland state-chartered bank and FCBI's wholly-owned subsidiary, merged with and into ACNB Bank, a Pennsylvania state-chartered bank and trust company and ACNB's wholly-owned subsidiary, with ACNB Bank as the surviving bank.

        Subject to the terms and conditions of the Reorganization Agreement at the effective time of the merger, each share of FCBI common stock was converted into the right to receive 0.9900 share of ACNB common stock. As a result of the merger, ACNB issued 1,590,547 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market share price of ACNB common stock in accordance with the Reorganization Agreement.

        Effective January 11, 2020, in connection with the merger and pursuant to the terms of the Reorganization Agreement, one former FCBI director, Kimberly S. Chaney, was appointed as a Class 3 Director of ACNB's Board of Directors. Ms. Chaney was also appointed as Director of ACNB Bank's Board of Directors.

        With the combination of the two organizations, ACNB Corporation, on a consolidated basis, will have approximate total assets of $2.2 billion, total deposits of $1.8 billion and total loans of $1.6 billion. During the year ended December 31, 2019, merger expenses of $769,000 were incurred for this acquisition.

        The merger transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the acquisition date. Management is in the process of assessing the assets purchased and liabilities assumed in connection with the merger.

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

NOTE U—REVENUE RECOGNITION (Continued)

  In addition, ACNB's Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation's geographic markets. Assets held by the Corporation's Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $389,000,000 and $342,000,000 at December 31, 2019 and 2018, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

        Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2019. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

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

        Management assessed the effectiveness of ACNB's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2019, ACNB's internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ACNB Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

        We have audited ACNB Corporation and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion.

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
March 6, 2020

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections "Information as to Nominees and Directors", "Executive Officers of ACNB Corporation", "Meetings and Committees of the Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of ACNB Corporation's definitive Proxy Statement to be used in connection with the 2020 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

        The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as most recently approved by the Corporation's Board of Directors on February 25, 2020, is available under the Governance Documents section of the Investor Relations/ACNB Corporation page of ACNB Bank's website at www.acnb.com. A request for the Corporation's Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President/Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation's Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference in response to this Item 11 is the information appearing under the headings "Executive Compensation" and "Potential Payments Upon Termination or Change In Control" in ACNB Corporation's 2020 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in response to this Item 12 is the information appearing under the heading "Share Ownership" in ACNB Corporation's 2020 definitive Proxy Statement.

        The following table provides information about shares of the Corporation's stock that may be issued under existing equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	557,940
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	557,940

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference in response to this Item 13 is the information appearing under the headings "Transactions with Directors and Executive Officers" and "Governance of the Corporation" in ACNB Corporation's 2020 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in response to this Item 14 is the information appearing under the heading "Independent Auditors" in ACNB Corporation's 2020 definitive Proxy Statement.

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

Exhibit 2.3

Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, Frederick County Bancorp, Inc. and Frederick County Bank dated as of July 1, 2019. (Incorporated by reference to Annex A of the Registrant's Registration Statement No. 333-233791 on Form S-4, filed with the Commission on September 16, 2019.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

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

Exhibit 10.2

Amended and Restated Executive Supplemental Life Insurance Plan—Applicable to James P. Helt, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

Exhibit 10.23	2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)
Exhibit 10.24

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of June 14, 2019. (Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 20, 2019.)

Exhibit 10.25

Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of June 14, 2019. (Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K, filed with the Commission on June 20, 2019.)

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

ACNB CORPORATION (Registrant)	March 6, 2020 Date

By:	/s/ JAMES P. HELT James P. Helt President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2020, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL David W. Cathell Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	/s/ JAMES P. HELT James P. Helt Director and President & Chief Executive Officer
/s/ RICHARD L. ALLOWAY II Richard L. Alloway II Director	/s/ DANIEL W. POTTS Daniel W. Potts Director
/s/ KIMBERLY S. CHANEY Kimberly S. Chaney Director	/s/ THOMAS A. RITTER Thomas A. Ritter Director
/s/ FRANK ELSNER, III Frank Elsner, III Director	/s/ MARIAN B. SCHULTZ Marian B. Schultz Director
/s/ TODD L. HERRING Todd L. Herring Director	/s/ D. ARTHUR SEIBEL, JR. D. Arthur Seibel, Jr. Director
/s/ SCOTT L. KELLEY Scott L. Kelley Director	/s/ DAVID L. SITES David L. Sites Director
/s/ JAMES J. LOTT James J. Lott Director	/s/ ALAN J. STOCK Alan J. Stock Director and Chairman of the Board
/s/ DONNA M. NEWELL Donna M. Newell Director	/s/ JAMES E. WILLIAMS James E. Williams Director
/s/ J. EMMETT PATTERSON J. Emmett Patterson Director