Form 10-K/A
period 2019-12-31
ACNB CORP
filed 2020-03-18
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding on March 6, 2020, was 8,669,906.

Documents Incorporated by Reference

Portions of the registrant’s 2020 definitive Proxy Statement are incorporated by reference into Part III of this report, as amended.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on March 6, 2020 (the “Original Form 10-K”). The cover page of the Original Form 10-K incorrectly showed the total number of shares outstanding. The correct number of shares of the Registrant’s Common Stock outstanding as of March 6, 2020, was 8,669,906, as indicated on the cover page of this Amendment No. 1 (rather than 7,079,359 shares as originally shown, as the result of a typographical error).

No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION	March 18, 2020
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt
President & Chief Executive Officer