Form 10-Q
period 2020-03-31
ACNB CORP
filed 2020-05-01
CIK 715579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding on May 1, 2020, was 8,669,906.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2020	March 31, 2019	December 31, 2019

ASSETS

Cash and due from banks	$23,169	$18,068	$16,878
Interest bearing deposits with banks	106,001	43,285	97,478

Total Cash and Cash Equivalents	129,170	61,353	114,356

Equity securities with readily determinable fair values	1,888	1,872	2,106
Debt securities available for sale	253,048	160,949	190,837
Securities held to maturity, fair value $18,565; $25,871; $19,281	18,090	26,073	19,234
Loans held for sale	4,786	300	2,406
Loans, net of allowance for loan losses $15,852; $14,020; $13,835	1,590,187	1,287,315	1,258,766
Premises and equipment	34,506	26,046	25,724
Right of use assets	5,974	3,804	3,502
Restricted investment in bank stocks	3,701	4,382	3,644
Investment in bank-owned life insurance	62,306	49,768	50,663
Investments in low-income housing partnerships	1,474	1,780	1,506
Goodwill	41,700	19,580	19,580
Intangible assets	7,684	4,303	4,427
Foreclosed assets held for resale	798	48	364
Other assets	24,753	23,586	23,138

Total Assets	$2,180,065	$1,671,159	$1,720,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$433,923	$320,351	$314,377
Interest bearing	1,377,434	1,046,707	1,097,883

Total Deposits	1,811,357	1,367,058	1,412,260

Short-term borrowings	26,104	29,759	33,435
Long-term borrowings	71,723	82,407	66,296
Lease liabilities	6,047	3,804	3,502
Other liabilities	17,840	14,338	15,244

Total Liabilities	1,933,071	1,497,366	1,530,737

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,732,506, 7,112,282 and 7,141,959 shares issued; 8,669,906, 7,049,682 and 7,079,359 shares outstanding	21,819	17,781	17,855
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	93,150	38,578	39,579
Retained earnings	135,273	126,105	138,663
Accumulated other comprehensive loss	(2,520)	(7,943)	(5,853)

Total Stockholders’ Equity	246,994	173,793	189,516

Total Liabilities and Stockholders’ Equity	$2,180,065	$1,671,159	$1,720,253

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2020	2019

INTEREST AND DIVIDEND INCOME
Loans, including fees	$19,035	$15,668
Securities:
Taxable	1,284	971
Tax-exempt	92	44
Dividends	90	94
Other	408	108

Total Interest Income	20,909	16,885

INTEREST EXPENSE
Deposits	2,921	1,685
Short-term borrowings	15	31
Long-term borrowings	518	504

Total Interest Expense	3,454	2,220

Net Interest Income	17,455	14,665

PROVISION FOR LOAN LOSSES	4,000	150

Net Interest Income after Provision for Loan Losses	13,455	14,515

OTHER INCOME
Commissions from insurance sales	1,440	1,320
Service charges on deposit accounts	990	938
Income from fiduciary, investment management and brokerage activities	668	592
Earnings on investment in bank-owned life insurance	347	264
Net (losses) gains on equity securities	(475)	33
Service charges on ATM and debit card transactions	638	538
Other	558	255

Total Other Income	4,166	3,940

OTHER EXPENSES
Salaries and employee benefits	8,501	6,965
Net occupancy	981	863
Equipment	1,284	1,103
Other tax	327	262
Professional services	402	200
Supplies and postage	209	206
Marketing and corporate relations	184	139
FDIC and regulatory	41	169
Merger related expenses	5,965	—
Intangible assets amortization	315	155
Foreclosed real estate expenses (income)	75	(53)
Other operating	1,173	1,252

Total Other Expenses	19,457	11,261

(Loss) Income before Income Taxes	(1,836)	7,194

(BENEFIT) PROVISION FOR INCOME TAXES	(613)	1,330

Net (Loss) Income	$(1,223)	$5,864

PER SHARE DATA
Basic (loss) earnings	$(0.14)	$0.83
Cash dividends declared	$0.25	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2020	2019

NET (LOSS) INCOME	$(1,223)	$5,864

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES

Unrealized gains arising during the period, net of income taxes of $907 and $323, respectively	3,202	1,110

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $0, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $38 and $48, respectively (B) (C)	131	164

TOTAL OTHER COMPREHENSIVE INCOME	3,333	1,274

TOTAL COMPREHENSIVE INCOME	$2,110	$7,138

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

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2020 and 2019

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2020	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516
Net loss	—	—	—	(1,223)	—	(1,223)
Other comprehensive income, net of taxes	—	—	—	—	3,333	3,333
Common stock shares issued (1,590,547 shares)	3,964	—	53,309	—	—	57,273
Restricted stock compensation expense	—	—	262	—	—	262
Cash dividends declared	—	—	—	(2,167)	—	(2,167)
BALANCE – MARCH 31, 2020	$21,819	$(728)	$93,150	$135,273	$(2,520)	$246,994

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137
Net income	—	—	—	5,864	—	5,864
Other comprehensive income, net of taxes	—	—	—	—	1,274	1,274
Common stock shares issued (3,662 shares)	9	—	4	—	—	13
Restricted stock compensation expense	—	—	126	—	—	126
Cash dividends declared	—	—	—	(1,621)	—	(1,621)
BALANCE – MARCH 31, 2019	$17,781	$(728)	$38,578	$126,105	$(7,943)	$173,793

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,223)	$5,864
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(318)	(73)
Loss (Gain) on sales of foreclosed assets held for resale, including writedowns	13	(66)
Earnings on investment in bank-owned life insurance	(347)	(264)
Loss (gain) on equity securities	475	(33)
Restricted stock compensation expense	262	126
Depreciation and amortization	959	678
Provision for loan losses	4,000	150
Net amortization of investment securities premiums	125	93
Increase in accrued interest receivable	(91)	(502)
(Decrease) increase in accrued interest payable	(153)	250
Mortgage loans originated for sale	(14,302)	(3,704)
Proceeds from sales of loans originated for sale	16,290	3,885
Decrease (increase) in other assets	943	(660)
(Increase) decrease in deferred tax expense	(221)	110
Increase in other liabilities	2,004	968
Net Cash Provided by Operating Activities	8,416	6,822
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,144	1,193
Proceeds from maturities of investment securities available for sale	6,087	2,121
Purchase of investment securities available for sale	(42,404)	—
Purchase of equity securities	—	(500)
Redemption (purchase) of restricted investment in bank stocks	1,084	(46)
Net (increase) decrease in loans	(5,622)	988
Purchase of bank-owned life insurance	(400)	(1,500)
Bank acquisition, net of cash acquired	35,262	—
Insurance book- acquisition	—	(50)
Capital expenditures	(406)	(161)
Proceeds from sales of foreclosed real estate	135	221
Net Cash (Used in) Provided by Investing Activities	(5,120)	2,266
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	16,054	17,957
Net increase in time certificates of deposits and interest bearing deposits	8,985	1,009
Net decrease in short-term borrowings	(7,331)	(4,889)
Proceeds from long-term borrowings	—	7,000
Repayments on long-term borrowings	(4,023)	(8,109)
Dividends paid	(2,167)	(1,621)
Common stock issued	—	13
Net Cash Provided by Financing Activities	11,518	11,360
Net Increase in Cash and Cash Equivalents	14,814	20,448
CASH AND CASH EQUIVALENTS — BEGINNING	114,356	40,905
CASH AND CASH EQUIVALENTS — ENDING	$129,170	$61,353
Supplemental disclosures of cash flow information
Interest paid	$3,607	$1,970
Income taxes paid	$—	$—
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$118	$48
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$22,167	$—
Loans	333,967	—
Premises and equipment	11,682	—
Investment in bank-owned life insurance	10,896	—
Restricted investments in bank stocks	1,141	—
Foreclosed assets held for resale	464	—
Goodwill	22,120	—
Core deposit intangible assets	3,572	—
Other assets	2,970	—
Noninterest bearing deposits	103,492	—
Interest bearing deposits	270,566	—
Trust preferred debentures	6,000	—
Long term borrowings	3,450	—
Other liabilities	2,824	—
Common shares issued	57,909	—

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-one community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

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

On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank now operates in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via a network of five community banking offices located in Frederick County, Maryland. Further discussion of the FCBI acquisition can be found in Note 2 of these Notes to Consolidated Financial Statements.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2019 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 6, 2020. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2020, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

2.       Acquisition of Frederick County Bancorp, Inc.

On January 11, 2020, ACNB completed its previously announced acquisition of Frederick County Bancorp, Inc. (FCBI) of Frederick, Maryland. FCBI was a locally owned and managed institution with five locations in Frederick County Maryland. The acquisition positioned ACNB Corporation for strong and profitable growth in a desirable market that is adjacent to the Corporation’s current footprint in southcentral Pennsylvania and central Maryland. ACNB transacted the merger to complement the Corporation’s existing operations, while consistent with the Corporation’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $444.4 million, loans totaled $329.9 million and deposits totaled $374.1 million.

Goodwill recorded in the merger was $22.1 million. In accordance with the terms of the Reorganization Agreement, each share of FCBI common stock was converted into the right to receive 0.9900 share of ACNB common stock. As a result of the merger, ACNB issued 1,590,547 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market price of ACNB common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Corporation’s Consolidated Financial Statements from the date of acquisition.

The acquisition of FCBI is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

The following table summarizes the consideration paid for FCBI and the fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock

FCBI shares outstanding	1,601,764
Shares paid in cash for fractional shares	150.88
Cash consideration (per FCBI share)	$36.43
Cash portion of purchase price (cash payout of stock options and cash in lieu of fractional shares)	$100,798
FCBI shares outstanding	1,601,764
Shares paid stock consideration	1,601,613
Exchange ratio	0.9900
Total ACNB shares issued	1,585,597
ACNB’s share price for purposes of calculation	$36.34
Equity portion of purchase price	$57,620,595
Cost of shares owned by buyer	$187,200
Total consideration paid	$57,908,593

Allocation of Purchase Price	In thousands
Total Purchase Price		$57,909

Fair Value of Assets Acquired
Cash and cash equivalents	35,262
Investment securities	22,167
Loans held for sale	4,050
Loans	329,917
Restricted stock	1,141
Premises and equipment	11,682
Core deposit intangible asset	3,572
Other assets	14,330
Total assets	422,121

Fair Value of Liabilities Assumed
Non-interest bearing deposits	103,492
Interest bearing deposits	270,566
Subordinated debt	6,000
Long term borrowings	3,450
Other liabilities	2,824
Total liabilities	386,332

Net Assets Acquired		35,789
Goodwill Recorded in Acquisition		$22,120

Pursuant to the accounting requirements, the Corporation assigned a fair value to the assets acquired and liabilities assumed of FCBI. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of FCBI were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services. The Corporation’s independent pricing service utilized matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices. Management reviewed the data and assumptions used in pricing the securities. A fair value premium of $163,000 was recorded and will be amortized over the estimated life of the investments using the interest rate method.

Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of FCBI’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $339,577,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Corporation’s expectations of future cash flows for each respective loan.

In thousands
Gross amortized cost basis at January 11, 2020	$339,577
Interest rate fair value adjustment on pools of homogeneous loans	(2,632)
Credit fair value adjustment on pools of homogeneous loans	(5,326)
Credit fair value adjustment on purchased credit impaired loans	(1,702)
Fair value of acquired loans at January 11, 2020	$329,917

For loans acquired without evidence of credit quality deterioration, ACNB prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $2.6 million.

Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, FCBI and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $5.3 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the acquired purchased credit impaired loans receivable at the Acquisition Date:

In thousands
Contractual principal and interest at acquisition	$4,289
Nonaccretable difference	(2,361)
Expected cash flows at acquisition	1,928
Accretable yield	(354)
Fair value of purchased impaired loans	$1,574

The Corporation acquired five branches of FCBI. The fair value of FCBI’s premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located. The Corporation prepared an internal analysis to compare the lease contract obligations to comparable market rental rates. The Corporation believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair market value adjustment related to leasehold interest was necessary.

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

Time Deposits

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed- maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit premium of approximately $255,000 is being amortized into income on a level yield amortization method over the contractual life of the deposits.

Long-term Borrowings

The Corporation assumed a trust preferred subordinated debt in connection with the merger. The fair value of the trust preferred subordinated debt was determined using a discounted cash flow method using a market participant discount rate for similar instruments. The trust preferred capital note was valued at discount of $854,000, which is being amortized into income on a level yield amortization method based upon the assumed market rate, and the term of the trust preferred subordinated debt instrument.

The following table presents certain pro forma information as if FCBI had been acquired on September 30, 2019. These results combine the historical results of the Corporation in the Corporation’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on September 30, 2019. In particular, no adjustments have been made to eliminate the amount of FCBI’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of September 30, 2019. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

In thousands	For the Nine Months Ended September 30, 2019
Total revenues (net interest income plus noninterest income)	$72,281
Net Income	22,138

Acquisition-related expenses associated with the acquisition of FCBI were $6.0 million for the three months ended March 31, 2020. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

3.      Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,477,642 and 7,046,671 weighted average shares of common stock outstanding for the three months ended March 31, 2020 and 2019, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of March 31, 2020, 25,945 shares were issued under this plan, of which 23,730 were fully vested and 2,215 shares vested during the quarter. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2020, 16,115 shares were issued under this plan, of which 5,372 were fully vested, 5,372 vested during the quarter, and the remaining 5,371 will vest over the next year. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $262,000 and $126,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2020 and 2019, respectively.

4.      Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2020	2019
Service cost	$188	$174
Interest cost	270	303
Expected return on plan assets	(687)	(637)
Amortization of net loss	169	212

Net Periodic Benefit Expense	$(60)	$52

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2019, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2020. As of March 31, 2020, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 348 active, vested, terminated and retired persons in the plan.

5.           Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $12,213,000 in standby letters of credit as of March 31, 2020. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2020, for guarantees under standby letters of credit issued is not material.

6.           Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains (Losses) on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — MARCH 31, 2020	$4,463	$(6,983)	$(2,520)
BALANCE — DECEMBER 31, 2019	$1,261	$(7,114)	$(5,853)
BALANCE — MARCH 31, 2019	$(541)	$(7,402)	$(7,943)

7.      Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2020 and 2019, is as follows:

In thousands	Banking	Insurance	Total
2020
Net interest income and other income from external customers	$20,186	$1,435	$21,621
(Loss) Income before income taxes	(2,001)	165	(1,836)
Total assets	2,167,427	12,638	2,180,065
Capital expenditures	406	—	406

2019
Net interest income and other income from external customers	$17,286	$1,319	$18,605
Income before income taxes	6,945	249	7,194
Total assets	1,658,919	12,240	1,671,159
Capital expenditures	161	—	161

Customer renewal lists are amortized over their estimated useful lives which range from eight to fifteen years. Core deposit intangible assets are primarily amortized over 10 years using accelerated methods. Goodwill is not amortized, but rather is analyzed annually for impairment. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Tax amortization of goodwill and the intangible assets is deductible for tax purposes. Tax amortization of the goodwill associated with the New Windsor and FCBI acquisitions is not deductible for federal income tax purposes.

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

Amortized cost and fair value of securities at March 31, 2020, and December 31, 2019, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2020
U.S. Government and agencies	$128,399	$2,614	$89	$130,924
Mortgage-backed securities, residential	93,329	3,404	69	96,664
State and municipal	23,838	99	216	23,721
Corporate bonds	1,744	9	14	1,739
	$247,310	$6,126	$388	$253,048

DECEMBER 31, 2019
U.S. Government and agencies	$113,569	$849	$169	$114,249
Mortgage-backed securities, residential	64,699	980	87	65,592
State and municipal	10,940	70	14	10,996
	$189,208	$1,899	$270	$190,837

SECURITIES HELD TO MATURITY

MARCH 31, 2020
U.S. Government and agencies	$4,000	$20	$—	$4,020
Mortgage-backed securities, residential	14,090	455	—	14,545
	$18,090	$475	$—	$18,565
DECEMBER 31, 2019
U.S. Government and agencies	$4,000	$8	$—	$4,008
Mortgage-backed securities, residential	15,234	76	37	15,273
	$19,234	$84	$37	$19,281

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2020
MARCH 31, 2020
CRA Mutual Fund	$1,045	$16	$—	$1,061
Stock in other banks	1,318	—	491	827
	$2,363	$16	$491	$1,888

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2019
MARCH 31, 2019
CRA Mutual Fund	$1,012	$16	$—	$1,028
Stock in other banks	827	37	20	844
	$1,839	$53	$20	$1,872

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2019
DECEMBER 31, 2019
CRA Mutual Fund	$1,012	$33	$—	$1,045
Stock in other banks	827	234	—	1,061
	$1,839	$267	$—	$2,106

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020, and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2020
U.S. Government and agencies	$8,203	$89	$—	$—	$8,203	$89
Mortgage-backed securities, residential	2,009	69	—	—	2,009	69
State and municipal	12,193	215	501	1	12,694	216
Corporate bond	1,010	14	—	—	1,010	14
	$23,415	$387	$501	$1	$23,916	$388

DECEMBER 31, 2019
U.S. Government and agencies	$—	$—	$47,425	$169	$47,425	$169
Mortgage-backed securities, residential	16,208	82	1,424	5	17,632	87
State and municipal	3,233	13	502	1	3,735	14
	$19,441	$95	$49,351	$175	$68,792	$270

SECURITIES HELD TO MATURITY

MARCH 31, 2020
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

DECEMBER 31, 2019
Mortgage-backed securities, residential	$6,587	$24	$3,161	$13	$9,748	$37
	$6,587	$24	$3,161	$13	$9,748	$37

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2020, four available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 3% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2020, eight available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 10% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2020, twenty-three available for sale state and municipal securities had unrealized losses that individually did not exceed 8% of amortized cost. One of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2020, one corporate bond had an unrealized loss that did not exceed 2% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2020, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2020, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$31,653	$31,899	$4,000	$4,020
Over 1 year through 5 years	87,814	90,199	—	—
Over 5 years through 10 years	15,724	15,644	—	—
Over 10 years	18,790	18,642	—	—
Mortgage-backed securities, residential	93,329	96,664	14,090	14,545
	$247,310	$253,048	$18,090	$18,565

The Corporation did not sell any securities available for sale during the first quarters of 2020 or 2019.

At March 31, 2020, and December 31, 2019, securities with a carrying value of $176,881,000 and $162,946,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Acquired ASC 310-30 loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider acquired contractually delinquent loans to be non-accruing and continue to recognize interest income on these loans using the accretion model.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2020, and December 31, 2019:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2020
Originated Loans
Commercial and industrial	$143,190	$11,004	$685	$—	$154,879
Commercial real estate	425,265	29,706	10,539	—	465,510
Commercial real estate construction	24,094	1,191	—	—	25,285
Residential mortgage	364,937	4,930	180	—	370,047
Home equity lines of credit	90,737	619	68	—	91,424
Consumer	12,726	—	—	—	12,726
Total Originated Loans	1,060,949	47,450	11,472	—	1,119,871
Acquired Loans
Commercial and industrial	50,296	2,166	1,518	—	53,980
Commercial real estate	273,838	19,206	4,861	—	297,905
Commercial real estate construction	17,216	1,697	—	—	18,913
Residential mortgage	80,513	3,603	2,273	—	86,389
Home equity lines of credit	26,729	87	363	—	27,179
Consumer	1,769	—	33	—	1,802
Total Acquired Loans	450,361	26,759	9,048	—	486,168
Total Loans
Commercial and industrial	193,486	13,170	2,203	—	208,859
Commercial real estate	699,103	48,912	15,400	—	763,415
Commercial real estate construction	41,310	2,888	—	—	44,198
Residential mortgage	445,450	8,533	2,453	—	456,436
Home equity lines of credit	117,466	706	431	—	118,603
Consumer	14,495	—	33	—	14,528
Total Loans	$1,511,310	$74,209	$20,520	$—	$1,606,039

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2019
Originated Loans
Commercial and industrial	$132,791	$12,249	$716	$—	$145,756
Commercial real estate	414,077	28,264	9,595	—	451,936
Commercial real estate construction	22,905	1,272	—	—	24,177
Residential mortgage	364,814	6,279	251	—	371,344
Home equity lines of credit	92,372	627	83	—	93,082
Consumer	13,331	—	—	—	13,331
Total Originated Loans	1,040,290	48,691	10,645	—	1,099,626
Acquired Loans
Commercial and industrial	3,007	374	178	—	3,559
Commercial real estate	100,199	11,537	3,376	—	115,112
Commercial real estate construction	1,542	697	—	—	2,239
Residential mortgage	33,349	2,089	1,555	—	36,993
Home equity lines of credit	14,603	45	317	—	14,965
Consumer	107	—	—	—	107
Total Acquired Loans	152,807	14,742	5,426	—	172,975
Total Loans
Commercial and industrial	135,798	12,623	894	—	149,315
Commercial real estate	514,276	39,801	12,971	—	567,048
Commercial real estate construction	24,447	1,969	—	—	26,416
Residential mortgage	398,163	8,368	1,806	—	408,337
Home equity lines of credit	106,975	672	400	—	108,047
Consumer	13,438	—	—	—	13,438
Total Loans	$1,193,097	$63,433	$16,071	$—	$1,272,601

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Balance at beginning of period	$642	$891
Acquisitions of impaired loans	354	—
Reclassification from non-accretable differences	—	—
Accretion to loan interest income	(128)	(137)
Balance at end of period	$868	$754

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

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2020, and December 31, 2019:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2020
Commercial and industrial	$58	$58	$36	$—	$—
Commercial real estate	1,061	1,061	42	7,296	7,296
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	68	68
	$1,119	$1,119	$78	$7,465	$7,465

DECEMBER 31, 2019
Commercial and industrial	$65	$65	$42	$—	$—
Commercial real estate	—	—	—	7,383	7,383
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	171	171
Home equity lines of credit	—	—	—	83	83
	$65	$65	$42	$7,637	$7,637

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2020 and 2019:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2020
Commercial and industrial	$62	$—	$—	$—
Commercial real estate	530	—	7,340	70
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	136	7
Home equity lines of credit	—	—	76	—
	$592	$—	$7,552	$77

March 31, 2019
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	6,708	57
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	537	—
Home equity lines of credit	—	—	—	—
	$—	$—	$7,245	$57

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2020, and December 31, 2019, the table below excludes $8.1 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	March 31, 2020	December 31, 2019
Commercial and industrial	$58	$65
Commercial real estate	4,599	3,600
Commercial real estate construction	—	—
Residential mortgage	101	171
Home equity lines of credit	68	83
	$4,826	$3,919

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three months ended March 31, 2020 and 2019. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,933,000 and $6,143,000 at March 31, 2020 and March 31, 2019, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at March 31, 2020 and March 31, 2019, were $175,000 and $2,285,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at March 31, 2020 and March 31, 2019, which total $3,758,000 and $3,858,000, respectively. As of March 31, 2020 and 2019, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three months ended March 31, 2020 and 2019. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000. All other troubled debt restructured loans were current as of March 31, 2020, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of March 31, 2020, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2020 and December 31, 2019, totaled $778,000 and $822,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2020, and December 31, 2019:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2020
Originated Loans
Commercial and industrial	$11	$—	$4	$15	$154,864	$154,879	$4
Commercial real estate	454	325	467	1,246	464,264	465,510	—
Commercial real estate construction	400	78	—	478	24,807	25,285	—
Residential mortgage	2,137	4	1,554	3,695	366,352	370,047	1,453
Home equity lines of credit	670	55	33	758	90,666	91,424	33
Consumer	215	42	—	257	12,469	12,726	—
Total originated loans	3,887	504	2,058	6,449	1,113,422	1,119,871	1,490
Acquired Loans
Commercial and industrial	44	67	95	206	53,774	53,980	95
Commercial real estate	1,692	364	4,155	6,211	291,694	297,905	642
Commercial real estate construction	—	41	—	41	18,872	18,913	—
Residential mortgage	446	202	720	1,368	85,021	86,389	720
Home equity lines of credit	52	—	90	142	27,037	27,179	90
Consumer	53	—	—	53	1,749	1,802	—
Total acquired loans	2,287	674	5,060	8,021	478,147	486,168	1,547
Total Loans
Commercial and industrial	55	67	99	221	208,638	208,859	99
Commercial real estate	2,146	689	4,622	7,457	755,958	763,415	642
Commercial real estate construction	400	119	—	519	43,679	44,198	—
Residential mortgage	2,583	206	2,274	5,063	451,373	456,436	2,173
Home equity lines of credit	722	55	123	900	117,703	118,603	123
Consumer	268	42	—	310	14,218	14,528	—
Total Loans	$6,174	$1,178	$7,118	$14,470	$1,591,569	$1,606,039	$3,037

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2019
Originated Loans
Commercial and industrial	$16	$—	$4	$20	$145,736	$145,756	$4
Commercial real estate	325	2,247	1,286	3,858	448,078	451,936	—
Commercial real estate construction	78	—	—	78	24,099	24,177	—
Residential mortgage	1,625	949	1,232	3,806	367,538	371,344	1,061
Home equity lines of credit	141	77	—	218	92,864	93,082	—
Consumer	38	8	19	65	13,266	13,331	19
Total originated loans	2,223	3,281	2,541	8,045	1,091,581	1,099,626	1,084
Acquired Loans
Commercial and industrial	—	23	—	23	3,536	3,559	—
Commercial real estate	1,063	—	—	1,063	114,049	115,112	—
Commercial real estate construction	—	—	—	—	2,239	2,239	—
Residential mortgage	293	257	120	670	36,323	36,993	120
Home equity lines of credit	236	93	15	344	14,621	14,965	15
Consumer	—	—	—	—	107	107	—
Total acquired loans	1,592	373	135	2,100	170,875	172,975	135
Total Loans
Commercial and industrial	16	23	4	43	149,272	149,315	4
Commercial real estate	1,388	2,247	1,286	4,921	562,127	567,048	—
Commercial real estate construction	78	—	—	78	26,338	26,416	—
Residential mortgage	1,918	1,206	1,352	4,476	403,861	408,337	1,181
Home equity lines of credit	377	170	15	562	107,485	108,047	15
Consumer	38	8	19	65	13,373	13,438	19
Total Loans	$3,815	$3,654	$2,676	$10,145	$1,262,456	$1,272,601	$1,219

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2020
Allowance for Loan Losses
Beginning balance - January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,017)	—	—	—	—	(51)	—	(2,068)
Recoveries	70	6	—	—	—	9	—	85
Provisions	2,193	812	(67)	146	(14)	15	915	4,000
Ending balance - March 31, 2020	$2,646	$7,511	$231	$2,701	$605	$623	$1,535	$15,852
Ending balance: individually evaluated for impairment	$36	$42	$—	$—	$—	$—	$—	$78
Ending balance: collectively evaluated for impairment	$2,610	$7,469	$231	$2,701	$605	$623	$1,535	$15,774

Loans Receivable
Ending balance	$208,859	$763,415	$44,198	$456,436	$118,603	$14,528	$—	$1,606,039
Ending balance: individually evaluated for impairment	$58	$8,357	$—	$101	$68	$—	$—	$8,584
Ending balance: collectively evaluated for impairment	$208,801	$755,058	$44,198	$456,335	$118,535	$14,528	$—	$1,597,455

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2019
Allowance for Loan Losses
Beginning balance - January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(31)	—	—	(6)	(51)	(44)	—	(132)
Recoveries	14	—	—	1	—	23	—	38
Provisions	40	70	38	(72)	56	26	(8)	150
Ending balance - March 31, 2019	$2,620	$6,278	$241	$2,737	$616	$697	$831	$14,020
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,620	$6,278	$241	$2,737	$616	$697	$831	$14,020

Loans Receivable
Ending balance	$175,309	$544,273	$29,726	$426,426	$111,333	$14,268	$—	$1,301,335
Ending balance: individually evaluated for impairment	$—	$6,654	$—	$537	$—	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$175,309	$537,619	$29,726	$425,889	$111,333	$14,268	$—	$1,294,144

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2019
Allowance for Loan Losses
Ending balance	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Ending balance: individually evaluated for impairment	$42	$—	$—	$—	$—	$—	$—	$42
Ending balance: collectively evaluated for impairment	$2,358	$6,693	$298	$2,555	$619	$650	$620	$13,793

Loans Receivable
Ending balance	$149,315	$567,048	$26,416	$408,337	$108,047	$13,438	$—	$1,272,601
Ending balance: individually evaluated for impairment	$65	$7,383	$—	$171	$83	$—	$—	$7,702
Ending balance: collectively evaluated for impairment	$149,250	$559,665	$26,416	$408,166	$107,964	$13,438	$—	$1,264,899

Loan Portfolio - COVID-19

The global pandemic referred to as COVID-19 has created many barriers to loan production in the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy. The overall economic impact of the measures is yet to be fully understood as its effects will most likely lag behind while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Corporation’s belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans.

The following table provides information with respect to the Corporation’s Commercial loans by industry at March 31, 2020 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

Type of Loans	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Tier 1 Capital
Lessors of Commercial Real Estate	36	$26,538,223	1.65%	10.74%
Hospitality Industry (Hotels/Bed & Breakfast)	20	35,882,974	2.23	14.53
Food Services Industry	34	15,517,902	0.97	6.28
Other	126	54,959,739	3.42	22.25
	216	$132,898,838	8.27%	53.80%

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of April 16, 2020, the Corporation had received approximately 822 applications for up to $119,000,000 of loans under the PPP. Projected fee income will be approximately $4.5 million, before costs, recognized in future quarters.

Loan Modifications/Troubled Debt Restructurings

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Corporation has received significant numbers of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to such deferrals or are in the process of doing so.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than three months, interest only, lines of credit only and other. As of March 31, 2020, the Corporation approved 287 temporary modifications with principal balances totaling $134,397,056.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	216	3 months	$132,898,838	53.80%
Consumer Purpose	71	1-3 months	1,498,218	0.61
	287		$134,397,056

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at March 31, 2020, and December 31, 2019, are as follows:

		March 31, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$130,924	$—	$130,924	$—
Mortgage-backed securities, residential		96,664	—	96,664	—
State and municipal		23,721	—	23,721	—
Corporate bonds		1,739	—	1,739	—
Total securities available for sale	Recurring	$253,048	$—	$253,048	$—
Equity securities with readily determinable fair values	Recurring	$1,888	$1,888	$—	$—
Collateral dependent impaired loans	Nonrecurring	$4,800	$—	$—	$4,800

		December 31, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$114,249	$—	$114,249	$—
Mortgage-backed securities, residential		65,592	—	65,592	—
State and municipal		10,996	—	10,996	—
Total securities available for sale	Recurring	$190,837	$—	$190,837	$—
Equity securities with readily determinable fair values	Recurring	$2,106	$2,106	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,806	$—	$—	$3,806

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2020
Impaired loans	$4,800	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(21)%

December 31, 2019
Impaired loans	$3,806	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(15)%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2020:

	March 31, 2020
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,169	$23,169	$12,752	$10,417	$—
Interest-bearing deposits in banks	106,001	106,001	106,001	—	—
Equity securities available for sale	1,888	1,888	1,888	—	—
Investment securities available for sale	253,048	253,048	—	253,048	—
Investment securities held to maturity	18,090	18,565	—	18,565	—
Loans held for sale	4,786	4,786	—	4,786	—
Loans, less allowance for loan losses	1,590,187	1,645,760	—	—	1,645,760
Accrued interest receivable	5,417	5,417	—	5,417	—
Restricted investment in bank stocks	3,701	3,701	—	3,701	—

Financial liabilities:
Demand deposits and savings	1,305,418	1,305,418	—	1,305,418	—
Time deposits	505,939	509,726	—	509,726	—
Short-term borrowings	26,104	26,104	—	26,104	—
Long-term borrowings	60,723	62,254	—	62,254	—
Trust preferred subordinated debt	11,000	9,868	—	9,868	—
Accrued interest payable	2,662	2,662	—	2,662	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2019:

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2020, and December 31, 2019:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$26,104	$—	$26,104	$(26,104)	$—	$—

December 31, 2019
Repurchase agreements
Commercial customers and government entities	(a)	$33,435	$—	$33,435	$(33,435)	$—	$—

(a) As of March 31, 2020, and December 31, 2019, the fair value of securities pledged in connection with repurchase agreements was $34,209,000 and $34,582,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2020:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$26,104	$—	$—	$—	$26,104
Total	$26,104	$—	$—	$—	$26,104

12.	Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	March 31, 2020	December 31, 2019
FHLB advances	$55,716	$58,716
Loan payable to local bank	1,707	1,830
Loan payable to local bank	600	750
Loan payable variable rate	2,700	—
Trust preferred subordinated debt	5,000	5,000
Trust preferred subordinated debt	6,000	—
	$71,723	$66,296

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2020 to 2023 with a weighted average rate of 2.21%.

The first loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 4.00% at March 31, 2020. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at any time without penalty.

The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is July 10, 2020, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

The first trust preferred subordinated debt is comprised of debt securities issued by New Windsor in June 2005 and assumed by ACNB Corporation through the acquisition. New Windsor issued $5,000,000 of 6.39% fixed rate capital securities to institutional investors in a private pooled transaction. The proceeds were transferred to New Windsor as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual arrangements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

The second trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On December 31, 2019, the most recent interest rate reset date, the interest rate was adjusted to 3.52363% for the period ending March 16, 2020. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

13.      Goodwill and Other Intangible Assets

On January 5, 2005, ACNB Corporation (Corporation) completed its acquisition of Russell Insurance Group, Inc. (RIG) of Westminster, Maryland. The acquisition of RIG resulted in goodwill of approximately $6,308,000.

On July 1, 2017, the Corporation completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. The acquisition of New Windsor resulted in goodwill of approximately $13,272,000 and generated $2,418,000 in core deposit intangibles.

On January 11, 2020, the Corporation completed its acquisition of Frederick County Bancorp, Inc. (FCBI) of Frederick, Maryland. The acquisition of FCBI resulted in goodwill of approximately $22,120,000 and generated $3,572,000 in core deposit intangibles.

Combined goodwill included in the Corporation’s consolidated statement of condition is $41,700,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on RIG or the Bank’s outstanding goodwill from its most recent testing.

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$9,890	$6,934
New Windsor core deposit intangibles	2,418	1,100
FCBI core deposit intangibles	3,572	162

Goodwill is subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Corporation performs impairment testing during the fourth quarter of each year, or more frequently if impairment indicators or a triggering event exists. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $350,500,000 and $368,000,000 at March 31, 2020 and 2019, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

15.      New Accounting Pronouncements

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions particularly with regard to the negative impact of severe and wide-ranging disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation’s market areas; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2019. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the three months ended March 31, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2020, compared to Quarter ended March 31, 2019

Executive Summary

Net loss for the three months ended March 31, 2020, was $1,223,000, compared to net income of $5,864,000 for the same quarter in 2019, a decrease of $7,087,000 or 120.9%. Basic earnings per share for the three month period was $(0.14) in 2020 and $0.83 in 2019, or a 116.9% decrease. The net loss for the first quarter of 2020 was primarily a result of merger related expenses and higher provision expense. Net interest income for the quarter ended March 31, 2020 increased $2,790,000, or 19.0%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $4,000,000 for the quarter ended March 31, 2020, compared to $150,000 for the same quarter in 2019, based on the adequacy analysis of the allowance for loan losses calculation at the end of each period, resulting in an allowance to total loans of 0.99% at March 31, 2020. Other income increased $226,000, or 5.7%, due in part to increases in bank fee income and insurance agency revenue. Other expenses increased $8,196,000, or 72.8%, due in part to merger and conversion expenses for the acquisition of Frederick County Bancorp, Inc. (FCBI), increases in salaries and benefits and other expenses for a larger organization. During the first quarter of 2020 were $5,965,000 in merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020.

Net Interest Income

Net interest income totaled $17,455,000 for the three months ended March 31, 2020, compared to $14,665,000 for the same period in 2019, an increase of $2,790,000, or 19.0%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $4,024,000, or 23.8%, due to the acquisition of FCBI increasing average earning assets, in addition to volume from organic growth and increased purchase accounting adjustments net of decreased rates due to market events. The increase in interest expense resulted from deposit rate increases in addition to FCBI related and organic deposit growth. Increased loans outstanding was a result of the acquisition of FCBI and a concerted effort by management to offset the recent year trend of the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. The first quarter saw much lower market yields and the difference between longer term rates and shorter term rates was generally inverted. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases. An appropriate amount of earning assets remained in short-term, low-rate money market type accounts during the first quarter of 2020; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarters, rates on time deposits were raised in order to compete with competition to increase this funding source. Interest expense increased $1,234,000, or 55.6%, due to FCBI volume, higher rates on transaction deposits, certificate of deposit rate increases partially offset by less use of higher cost borrowings. Subsequent to March 31, 2020 the medical need to stop the spread of COVID-19 caused government officials to close or restrict many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first quarter of 2020 was 3.50% compared to 3.74% during the same period in 2019. Also comparing the first quarter of 2020 to 2019, the yield on interest earning assets decreased by 0.12% and the cost of interest bearing liabilities increased by 0.12%. The net interest margin was 3.67% for the first quarter of 2020 and 3.93% for the first quarter of 2019. The net interest margin decrease was net of higher purchase accounting adjustments which increased 12 basis points, but was decreased by less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets.

Average earning assets were $1,913,000,000 during the first quarter of 2020, an increase of $399,000,000 from the average for the first quarter of 2019. Average interest bearing liabilities were $1,545,000,000 in the first quarter of 2020, an increase of $387,000,000 from the same period in 2019. Non-interest demand deposits increased $47,000,000 on average. All increases were in large part due to the acquisition of FCBI.

Provision for Loan Losses

The provision for loan losses was $4,000,000 in the first quarter of 2020 and $150,000 in the first quarter of 2019. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the FCBI or the New Windsor acquisitions which were recorded at fair value as the acquisition dates. Without the acquired loans, total impaired loans at March 31, 2020 were 11.45% higher when compared to December 31, 2019. Nonaccrual loans increased by 23.1%, or $907,000, since December 31, 2019; all substandard loans increased by 27.7% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The first quarter 2020 provision was calculated to be much higher due to a charge-off a $2,000,000 loan after the death of the borrower and a determination that the borrower’s net worth was estimated to be not adequate for unsecured creditors. The second cause for the large increase was a qualitative factor developed that attempts to measure the impact of the COVID-19 pandemic related closure of many of the Bank’s business customers for an undetermined time period. This customer base includes business in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimation of the qualitative factor for this event was $1,500,000, for a total of $4,000,000 in provision expense. Otherwise Management concluded that before the COVID-19 pandemic and the unanticipated deficiencies in the unsecured loans, the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factor. This same analysis concluded that the unallocated allowance should be in the same range in 2020 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2020, the Corporation had net charge-offs of $1,983,000, as compared to net charge-offs of $94,000 for the first quarter of 2019.

Other Income

Total other income was $4,166,000 for the three months ended March 31, 2020, up $226,000, or 5.7%, from the first quarter of 2019. Fees from deposit accounts increased by $52,000, or 5.5%, due to FCBI account additions. Fee volume also varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $100,000 or 18.6%, to $638,000 due to FCBI variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the general COVID-19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $668,000 for the three months ended March 31, 2020, as compared to $592,000 for the first quarter of 2019, a 12.8% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance increased by $83,000, or 31.4%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $120,000, or 9.1%, to $1,440,000 during the period due to higher direct bill volume, including volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2020 are expected to be lower than 2019 due to loss trends at RIG and the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first quarter of 2020 and 2019. A $475,000 net loss was recognized on local bank and CRA-related equity securities during the first quarter of 2020 due to the COVID-19 related market value changes in publicly-traded stocks, compared to a $33,000 net gain during the first quarter of 2019. Other income in the three months ended March 31, 2020, was up by $303,000, or 118.8%, to $558,000 due to higher sales of residential mortgages and by net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the quarter ended March 31, 2020 were $19,457,000, an increase of $8,196,000 or 72.8%. Acquisition and integration costs related to the FCBI acquisition totaled $5,965,000 for the first quarter of 2020 compared to $0 for the first quarter of 2019. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included severance payments to FCBI staff separated by the merger, consultant costs to integrate FCBI systems into ACNB’s and the cost to terminate all FCBI core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.

Other than acquisition and integration costs, the largest component of other expenses is salaries and employee benefits, which increased by $1,536,000, or 22.1%, when comparing the first quarter of 2020 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•	replacing customer-facing staff due to a competitive labor market;
•	the customer-facing staff retained to service the FCB market:
•	Increased business and locations at RIG;
•	increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;
•	normal merit increases to employees and associated payroll taxes;
•	varying performance-based commissions, restricted stock grants and incentives;

•	market changes in actively managing employee benefit plan costs, including health insurance;
•	varying cost of 401(k) plan and non-qualified retirement plan benefits; and,
•	defined benefit pension expense, which was down by $112,000, or 215.4%, when comparing the three months ended March 31, 2020, to the three months ended March 31, 2019, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at good at the 2019 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $118,000, or 13.7%, mostly due to additional offices included in the FCBI acquisition. Equipment expense increased by $181,000, or 16.4%, due to tech equipment expenditures including those for the FCBI market. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home is currently proving invaluable.

Professional services expense totaled $402,000 during the first quarter of 2020, as compared to $200,000 for the same period in 2019, an increase of $202,000, or 101.0%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $184,000 for the first quarter of 2020, or 32.4% higher, as compared to the same period of 2019. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products; and to promote and inform the FCB marketplace to the ACNB acquisition, products and systems.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense (expense recovery) was $75,000 and $(53,000) for the three months ended March 31, 2020 and 2019, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher expense in 2020 was related to varying expenses on unrelated properties and varying expense recoveries through liquidation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2020 depending on the unknown expenses related to new properties acquired and final disposition. Foreclosure actions could be delayed in the COVID-19 environment.

Other tax expense increased by $65,000, or 24.8%, comparing the three months ended March 31, 2020 and 2019, due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with retained earnings equity. Supplies and postage expense increased by 1.5% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 75.7% based on FDIC credits received in 2020 based on the FDIC fund reaching a particular funding ratio; this credit will not necessarily repeat in future periods depending on the change in the funding ratio. Intangible amortization increased 103.2% due to the FCBI acquisition and new RIG books of business purchases. Other operating expenses decreased by $79,000, or 6.3%, in the first quarter of 2020, as compared to the first quarter of 2019. Decreases included travel and training categories in which expense was limited by travel and congregation restrictions. Other expenses include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $34,000 to other expenses in the first quarter of 2020 compared to $25,000 in the first quarter of 2019. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $(613,000), or 33.4% of pretax income, during the first quarter of 2020, as compared to $1,330,000, or 18.5% of pretax income, during the same period in 2019. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $62,000 and $72,000 for the three months ended March 31, 2020 and 2019, respectively.

FINANCIAL CONDITION

Assets totaled $2,180,065,000 at March 31, 2020, compared to $1,720,253,000 at December 31, 2019, and $1,671,159,000 at March 31, 2019. Average earning assets during the three months ended March 31, 2020, increased to $2,130,625,000 from $1,513,939,000 during the same period in 2019. Average interest bearing liabilities increased in 2020 to $1,544,540,000 from $1,153,627,000 in 2019, while average non-interest bearing deposits increased by $22,180,000.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio were the net result of purchases and matured securities to provide proper collateral for public deposits. Investing into investment security portfolio assets over the past several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields were maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At March 31, 2020, the securities balance included a net unrealized gain on available for sale securities of $4,463,000, net of taxes, on amortized cost of $247,310,000 versus a net unrealized gain of $1,261,000, net of taxes, on amortized cost of $189,208,000 at December 31, 2019, and a net unrealized loss of $541,000, net of taxes, on amortized cost of $161,648,000 at March 31, 2019. The change in fair value of available for sale securities during 2020 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve ceased their rate-decreasing Quantitative Easing program in 2014 and increased the fed funds rate in mid-December 2015 through December 2018 after which the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis causing the U.S. Treasury yield curve to decrease in the time relevant to the investment securities in the Corporation’s portfolio as of March 31, 2020. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At March 31, 2020, the securities balance included held to maturity securities with an amortized cost of $18,090,000 and a fair value of $18,565,000, as compared to an amortized cost of $19,234,000 and a fair value of $19,281,000 at December 31, 2019, and an amortized cost of $26,073,000 and a fair value of $25,871,000 at March 31, 2019. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to changes in accounting rules, no held to maturity securities were added in the past several years. No held to maturity securities were acquired from FCBI.

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

Loans

Loans outstanding increased by $304,704,000, or 23.4%, from March 31, 2019, to March 31, 2020, and increased by $333,438,000, or 26.2%, from December 31, 2019, to March 31, 2020. The increase year to date is attributable to the FCBI acquisition net of selling most new residential mortgages and early payoffs of other loans. The year over year increase in loan volume was a result of FCBI new loans, net of payoff and paydowns. These results came from the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs were anticipated in the remainder of 2020 from either customers’ cash reserves or refinancing at competing banks and markets, however currently lending actions are dominated by requests for modifications and the processing of Payroll Protection Program guaranteed loans. During the first three months of 2020, total commercial purpose loans increased and local market portfolio residential mortgages increased, largely from the acquisition of FCBI. Total commercial purpose segments increased $273,693,000, or 36.8%, as compared to December 31, 2019. These loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $71,200,000 at March 31, 2020, an increase of 11.1% from $64,137,000 held at the end of 2019; these loans are especially subject to refinancing in a declining rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $58,655,000, or 11.4%, as compared to December 31, 2019. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $575,039,000 total in residential mortgage loans at March 31, 2020, $153,869,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.9% of the portfolio, with automobile-secured loans representing 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of April 16, 2020, the Corporation had received approximately 822 applications for up to $119,000,000 of loans under the PPP. Projected fee income will be approximately $4.5 million, before costs, recognized in future quarters.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $364,210,000, or 22.7% of total loans, at March 31, 2020. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

If management determines a loan is not impaired, a specific reserve allocation is not required. Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous twelve quarters for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

•	lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;
•	national, regional and local economic and business conditions, as well as the condition of various market segments, including the impact on the value of underlying collateral for collateral dependent loans;
•	nature and volume of the portfolio and terms of loans;
•	experience, ability and depth of lending management and staff;
•	volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,
•	existence and effect of any concentrations of credit and changes in the level of such concentrations.
•	For March 31, 2020 a special unallocated allowance was developed to quantify a current expected incurred loss as a result of COVID-19. The factor considered the loan mix effects of business likely to be harder hit by quarantine closure orders, the relative amount of COVID-19 modifications requested to date, the estimated regional infection stage and geopolitical factors. A large unknown in this factor is the expected duration of the quarantine period.

Management determines the unallocated portion of the allowance for loan losses, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based on the following criteria:

•	the risk of imprecision in the specific and general reserve allocations;
•	the perceived level of consumer and small business loans with demonstrated weaknesses for which it is not practicable to develop specific allocations;
•	other potential exposure in the loan portfolio;
•	variances in management’s assessment of national, regional and local economic conditions; and,
•	other internal or external factors that management believes appropriate at that time, such as COVID-19.

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2020 and the resulting allowance at March 31, 2020, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2019 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at March 31, 2020. The amount of unallocated portion of the allowance was $1,535,000 at March 31, 2020. Before the COVID-19 event, management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, but a large unanticipated charge-off ($2,000,000) with increased risk from the impact of COVID-19 (an additional $1,500,000). The provision for year-to-date March 31, 2020 and 2019, was $4,000,000 and $150,000, respectively. More specifically, as total loans increased from year-end 2019 and the provision expense increased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Upon adoption, the change in this accounting guidance could result in an increase in the Corporation’s allowance for loan losses and require the Corporation to record loan losses more rapidly. In October 2019, FASB voted to delay implementation of the CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules until January 1, 2023. As a result ACNB will likely be able to defer implementation of the CECL standard for a period of time.

The allowance for loan losses at March 31, 2020, was $15,852,000, or 0.99% of loans, as compared to $14,020,000, or 1.08% of loans, at March 31, 2019, and $13,835,000, or 1.09% of loans, at December 31, 2019. The increase from year-end resulted from charge-offs of $1,983,000 net of recoveries and $4,000,000 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Beginning balance - January 1	$13,835	$13,964	$13,964
Provisions charged to operations	4,000	600	150
Recoveries on charged-off loans	85	188	38
Loans charged-off	(2,068)	(917)	(132)
Ending balance	$15,852	$13,835	$14,020

Loans past due 90 days and still accruing were $3,037,000 and nonaccrual loans were $4,826,000 as of March 31, 2020. $175,000 of the nonaccrual balance at March 31, 2020, were in troubled debt restructured loans. $3,758,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $2,871,000 at March 31, 2019, while nonaccruals were $3,333,000. $2,285,000 of the nonaccrual balance at March 31, 2019, was in troubled debt restructured loans. $3,858,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,219,000 at December 31, 2019, while nonaccruals were $3,919,000. $191,000 of the nonaccrual balance at December 31, 2019, were in troubled debt restructured loans. $3,783,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2020, March 31, 2019, and December 31, 2019, were approximately $2,887,000, $2,374,000 and $2,943,000, respectively.

The acquisition of FCBI and New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the first quarter of 2020, a $4,000,000 provision addition to the allowance was necessary due to an unanticipated charge-off of $1,990,000 and a special unallocated allowance for COVID-19 of $1,500,000.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Corporation has received significant numbers of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to such deferrals or are in the process of doing so.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than three months, interest only, lines of credit only and other. As of March 31, 2020, the Corporation approved 287 temporary modifications with principal balances totaling $134,397,056.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	216	3 months	$132,898,838	53.80%
Consumer Purpose	71	1-3 months	1,498,218	0.61
	287		$134,397,056

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2020, as compared to December 31, 2019, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2020
Owner occupied commercial real estate	7	$2,828	$42	$—	In market	2008- 2017
Investment/rental residential real estate	3	1,939	—	—	In market	2009 - 2015
Commercial and industrial	1	59	36		In market	2012
Total	11	$4,826	$78	$—

December 31, 2019
Owner occupied commercial real estate	6	$1,845	$—	$—	In market	2007 - 2014
Investment/rental residential real estate	3	2,009	—	—	In market	2009 - 2015
Commercial and industrial	1	65	42	—	In market	2012
Total	10	$3,919	$42	$—

Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, for purposes listed in the classifications in the table above.

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at March 31, 2020.

Owner occupied commercial real estate at March 31, 2020, includes seven unrelated loan relationships. A $1,061,000 relationship in food service was added in first quarter 2020 after becoming 90 days past due early in the year. Collateral valuation resulted in a $42,000 specific allocation. An $802,000 loan relationship for a light manufacturing enterprise which was performing when acquired is making payments post-bankruptcy filing. The other loans in this category have balances of less than $280,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2017 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at March 31, 2020, includes three loan relationships totaling $1,939,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $1,650,000 participation loan was added in the fourth quarter of 2019 and appears to be adequately collateralized. Another unrelated loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A third loan added in the third quarter of 2019 involves settling an estate and appears to be adequately collateralized.

There was one impaired commercial and industrial loan at March 31, 2020 with a balance of $59,000 and a specific allocation of $36,000; this loan is currently making payments.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2020 and 2019 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $18,000 was recognized in the first three months of 2020 and 2019, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $798,000 for two properties and borrowers at March 31, 2020, compared to $364,000 for three properties and borrowers at December 31, 2019. The increase in the carrying value was due to the addition of the two properties including one acquired from FCBI after the three properties from 2019 were sold in 2020. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2020; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,811,357,000 as of March 31, 2020. Deposits increased by $444,299,000, or 32.5%, from March 31, 2019, to March 31, 2020, and increased by $399,097,000, or 28.3%, from December 31, 2019, to March 31, 2020. Deposits acquired from FCBI totaled $329,900,000 on January 11, 2020. Deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, more recent trends suggest a return to more normal, lower balances. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2020, short-term Bank borrowings were $26,104,000, as compared to $33,435,000 at December 31, 2019, and $29,759,000 at March 31, 2019. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2019, repurchase agreement balances were down $7,331,000, or 21.9%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at March 31, 2020 and 2019, or December 31, 2019. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $71,723,000 at March 31, 2020, versus $66,296,000 at December 31, 2019, and $82,407,000 at March 31, 2019. Long-term borrowings decreased 13.0% from March 31, 2019. $18.5 million was the net decrease to FHLB term Bank borrowings to balance loan demand and deposit growth. FHLB fixed-rate term Bank advances that matured after the first quarter of 2019 were not renewed due to adequate deposit funding sources. A second quarter 2017 $4.6 million Corporation loan was paid down to $1.7 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter 2018 to fund a book of business purchase. The balance of this loan at March 31, 2020 was $600,000. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $246,994,000 at March 31, 2020, compared to $189,516,000 at December 31, 2019, and $173,793,000 at March 31, 2019. Shareholders’ equity increased in the first three months of 2020 by $57,478,000 primarily due to the equity consideration of the FCBI acquisition, net of $(3,390,000) in retained earnings from the first quarter loss.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued $57,721,000.

A $3,333,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2020, ACNB earned $(1,223,000) and paid dividends of $2,167,000 for a dividend payout ratio of (177.2)%. During the first three months of 2019, ACNB earned $5,864,000 and paid dividends of $1,621,000 for a dividend payout ratio of 27.6%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2020, shares were provided to participants by open market purchases. Year-to-date March 31, 2019, 3,662 shares were issued under this plan with proceeds in the amount of $13,000. Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of March 31, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of March 31, 2020, 16,115 shares were issued under this plan and 557,940 shares were available for grant. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2020, and December 31, 2019, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of March 31, 2020, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

The banking subsidiary’s capital ratios are as follows:

	March 31, 2020	December 31, 2019	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	10.21%	9.93%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	13.83%	14.13%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.83%	14.13%	8.00%
Total risk-based capital ratio	14.86%	15.28%	10.00%

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework will be available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it will opt into the CBLR framework on March 31, 2020.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2020, ACNB’s banking subsidiary had a borrowing capacity of approximately $700,512,000 from the FHLB, of which $626,546,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $470,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $26,104,000 and $33,435,000 at March 31, 2020, and December 31, 2019, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to shareholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2020, the Corporation had unfunded outstanding commitments to extend credit of approximately $373,604,000 and outstanding standby letters of credit of approximately $12,213,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

Acquisition of Frederick County Bancorp, Inc.

ACNB Corporation, the parent financial holding company of ACNB Bank, a Pennsylvania state-chartered, FDIC-insured community bank, headquartered in Gettysburg, Pennsylvania, completed the acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland, effective January 11, 2020. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank will operate in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank”.

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

With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.2 billion in assets, $1.8 billion in deposits, and $1.6 billion in loans with 33 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A - Risk Factors.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2019. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2020, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A - RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to the risk factors as previously disclosed in the Form 10-K, management has identified the following additional risk factors:

THE COVID-19 PANDEMIC HAS ADVERSELY IMPACTED ACNB’S BUSINESS AND FINANCIAL RESULTS, AND THE ULTIMATE IMPACT WILL DEPEND ON FUTURE DEVELOPMENTS, WHICH ARE HIGHLY UNCERTAIN AND CANNOT BE PREDICTED, INCLUDING THE SCOPE AND DURATION OF THE PANDEMIC AND ACTIONS TAKEN BY GOVERNMENTAL AUTHORITIES IN RESPONSE TO THE PANDEMIC.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for ACNB’s products and services may be significantly impacted, which could adversely affect ACNB’s revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in ACNB’s loan portfolios and increases in ACNB’s allowance for credit losses, particularly if businesses remain closed, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, ACNB may be required to recognize further impairments on the securities they hold as well as reductions in other comprehensive income. ACNB’s business operations may also be disrupted if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts ACNB’s business, results of operations, and financial condition, as well as their regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

ACNB continues to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy and ACNB’s business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on ACNB’s business, results of operations and financial condition.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended March 31, 2020. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2020, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2020, there were 170,596 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2020, there were 16,115 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 557,940. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT.

ITEM 4 - MINE SAFETY DISCLOSURES - NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION - NOTHING TO REPORT.

ITEM 6 - EXHIBITS

The following exhibits are included in this report:

Exhibit 2.1	Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of November 21, 2016, as amended. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-215914 on Form S-4, filed with the Commission on February 6, 2017.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

Exhibit 2.2	Amendment No. 2 to Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, New Windsor Bancorp, Inc., and New Windsor State Bank dated as of April 18, 2017. (Incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on August 4, 2017.)

Exhibit 2.3	Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, Frederick County Bancorp, Inc. and Frederick County Bank dated as of July 1, 2019. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-233791 on Form S-4, filed with the Commission on September 16, 2019.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

Exhibit 3(i)	Amended and Restated Articles of Incorporation of ACNB Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on May 7, 2018.)

Exhibit 3(ii)	Amended and Restated Bylaws of ACNB Corporation. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2020.)

Exhibit 10.1	ACNB Corporation, ACNB Acquisition Subsidiary LLC, and Russell Insurance Group, Inc. Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.)

Exhibit 10.2	Amended and Restated Executive Supplemental Life Insurance Plan — Applicable to James P. Helt, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.3	Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Richard L. Alloway II, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, J. Emmett Patterson, Daniel W. Potts, Marian B. Schultz, D. Arthur Seibel, Jr., David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.4	Amended and Restated Director Deferred Fee Plan — Applicable to Richard L. Alloway II, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, J. Emmett Patterson, Marian B. Schultz, David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

Exhibit 10.5	ACNB Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

Exhibit 10.6	Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 4, 2012.)

Exhibit 10.7	Amended and Restated Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.8	Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2009.)

Exhibit 10.9	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.10	Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.11	Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.12	Salary Continuation Agreement by and between ACNB Bank and David W. Cathell dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.13	Amended and Restated 2001 Salary Continuation Agreement by and between ACNB Bank and Thomas A. Ritter dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.14	Amended and Restated 1996 Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.15	Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of March 28, 2012. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 7, 2014.)

Exhibit 10.16	ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 9, 2018.)

Exhibit 10.17	Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 22, 2015. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 25, 2015.)

Exhibit 10.18	Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 15, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2016.)

Exhibit 10.19	First Amendment to the Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.20	First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and David W. Cathell dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.21	Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement dated as of June 15, 2017. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2017.)

Exhibit 10.22	Amended and Restated Employment Agreement between ACNB Corporation, ACNB Bank and James P. Helt dated as of August 14, 2018. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on November 2, 2018.)

Exhibit 10.23	2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)

Exhibit 10.24	Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of June 14, 2019. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 20, 2019.)

Exhibit 10.25	Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of June 14, 2019. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 20, 2019.)

Exhibit 18	Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	May 1, 2020	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)