Form 10-Q
period 2020-06-30
ACNB CORP
filed 2020-07-31
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2020, was 8,695,839.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2020	June 30, 2019	December 31, 2019

ASSETS

Cash and due from banks	$25,919	$18,216	$16,878
Interest bearing deposits with banks	206,312	58,390	97,478

Total Cash and Cash Equivalents	232,231	76,606	114,356

Equity securities with readily determinable fair values	1,962	2,001	2,106
Debt securities available for sale	257,603	175,712	190,837
Securities held to maturity, fair value $15,463; $24,772; $19,281	14,929	24,722	19,234
Loans held for sale	5,848	3,009	2,406
Loans, net of allowance for loan losses $18,353; $14,057; $13,835	1,715,210	1,265,207	1,258,766
Premises and equipment, net	34,042	25,627	25,724
Right of use assets	3,474	3,711	3,502
Restricted investment in bank stocks	3,582	4,202	3,644
Investment in bank-owned life insurance	62,685	50,076	50,663
Investments in low-income housing partnerships	1,443	1,689	1,506
Goodwill	42,108	19,580	19,580
Intangible assets, net	7,891	4,735	4,427
Foreclosed assets held for resale	789	—	364
Other assets	28,506	22,428	23,138

Total Assets	$2,412,303	$1,679,305	$1,720,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$563,919	$305,353	$314,377
Interest bearing	1,468,882	1,071,924	1,097,883

Total Deposits	2,032,801	1,377,277	1,412,260

Short-term borrowings	33,963	24,137	33,435
Long-term borrowings	68,448	78,288	66,296
Lease liabilities	3,453	3,711	3,502
Other liabilities	21,448	15,008	15,244

Total Liabilities	2,160,113	1,498,421	1,530,737

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,758,439, 7,132,459 and 7,141,959 shares issued; 8,695,839, 7,069,859 and 7,079,359 shares outstanding	21,884	17,831	17,855
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	93,752	39,264	39,579
Retained earnings	138,902	130,809	138,663
Accumulated other comprehensive loss	(1,620)	(6,292)	(5,853)

Total Stockholders’ Equity	252,190	180,884	189,516

Total Liabilities and Stockholders’ Equity	$2,412,303	$1,679,305	$1,720,253
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2020	2019	2020	2019

INTEREST AND DIVIDEND INCOME
Loans, including fees	$20,180	$16,038	$39,215	$31,706
Securities:
Taxable	1,194	1,028	2,478	1,999
Tax-exempt	120	38	212	82
Dividends	55	81	145	175
Other	36	270	444	378

Total Interest Income	21,585	17,455	42,494	34,340

INTEREST EXPENSE
Deposits	2,747	1,971	5,668	3,656
Short-term borrowings	14	21	29	52
Long-term borrowings	479	493	997	997

Total Interest Expense	3,240	2,485	6,694	4,705

Net Interest Income	18,345	14,970	35,800	29,635

PROVISION FOR LOAN LOSSES	2,550	125	6,550	275

Net Interest Income after Provision for Loan Losses	15,795	14,845	29,250	29,360

OTHER INCOME
Commissions from insurance sales	1,617	1,914	3,057	3,234
Service charges on deposit accounts	643	946	1,633	1,884
Income from fiduciary, investment management and brokerage activities	655	598	1,323	1,190
Earnings on investment in bank-owned life insurance	378	309	725	573
Net gains (losses) on equity securities	74	129	(401)	162
Service charges on ATM and debit card transactions	714	635	1,352	1,173
Other	812	289	1,370	544

Total Other Income	4,893	4,820	9,059	8,760

OTHER EXPENSES
Salaries and employee benefits	8,605	7,189	17,106	14,154
Net occupancy	871	734	1,852	1,597
Equipment	1,471	1,219	2,755	2,322
Other tax	319	274	646	536
Professional services	254	283	656	483
Supplies and postage	200	178	409	384
Marketing and corporate relations	157	171	341	310
FDIC and regulatory	145	160	186	329
Merger related expenses	—	—	5,965	—
Intangible assets amortization	323	158	638	313
Foreclosed real estate income	(168)	(3)	(93)	(56)
Other operating	1,278	1,322	2,451	2,574

Total Other Expenses	13,455	11,685	32,912	22,946

Income before Income Taxes	7,233	7,980	5,397	15,174

PROVISION FOR INCOME TAXES	1,436	1,514	823	2,844

Net Income	$5,797	$6,466	$4,574	$12,330

PER SHARE DATA
Basic earnings	$0.67	$0.92	$0.53	$1.75
Cash dividends declared	$0.25	$0.25	$0.50	$0.48
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2020	2019	2020	2019

NET INCOME	$5,797	$6,466	$4,574	$12,330

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized gains arising during the period, net of income taxes of $220, $434, $1,127 and $757, respectively	769	1,487	3,971	2,597

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $0 and $0, respectively (A) (C)	—	—	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $38, $48, $76 and $96, respectively (B) (C)	131	164	262	328

TOTAL OTHER COMPREHENSIVE INCOME	900	1,651	4,233	2,925

TOTAL COMPREHENSIVE INCOME	$6,697	$8,117	$8,807	$15,255

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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2020 and 2019

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2020	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516
Net loss	—	—	—	(1,223)	—	(1,223)
Other comprehensive income, net of taxes	—	—	—	—	3,333	3,333
Common stock shares issued (1,590,547 shares)	3,964	—	53,309	—	—	57,273
Restricted stock compensation expense	—	—	262	—	—	262
Cash dividends declared	—	—	—	(2,167)	—	(2,167)
BALANCE – MARCH 31, 2020	21,819	(728)	93,150	135,273	(2,520)	246,994
Net income	—	—	—	5,797	—	5,797
Other comprehensive income, net of taxes	—	—	—	—	900	900
Common stock shares issued (6,461 shares)	16	—	154	—	—	170
Restricted stock grants (19,472 shares)	49	—	282	—	—	331
Restricted stock compensation expense	—	—	166	—	—	166
Cash dividends declared	—	—	—	(2,168)	—	(2,168)
BALANCE – JUNE 30, 2020	$21,884	$(728)	$93,752	$138,902	$(1,620)	$252,190

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137
Net income	—	—	—	5,864	—	5,864
Other comprehensive income, net of taxes	—	—	—	—	1,274	1,274
Common stock shares issued (3,662 shares)	9	—	4	—	—	13
Restricted stock compensation expense	—	—	126	—	—	126
Cash dividends declared	—	—	—	(1,621)	—	(1,621)
BALANCE – MARCH 31, 2019	17,781	(728)	38,578	126,105	(7,943)	173,793
Net income	—	—	—	6,466	—	6,466
Other comprehensive income, net of taxes	—	—	—	—	1,651	1,651
Common stock shares issued (4,162 shares)	11	—	138	—	—	149
Restricted stock grants (16,015 shares)	39	—	352	—	—	391
Restricted stock compensation expense	—	—	196	—	—	196
Cash dividends declared	—	—	—	(1,762)	—	(1,762)
BALANCE – JUNE 30, 2019	$17,831	$(728)	$39,264	$130,809	$(6,292)	$180,884

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,574	$12,330
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(852)	(173)
Loss (gain) on sales of foreclosed assets held for resale, including writedowns	13	(87)
Earnings on investment in bank-owned life insurance	(725)	(573)
Loss (gain) on equity securities	401	(162)
Restricted stock compensation expense	428	322
Depreciation and amortization	1,926	1,369
Provision for loan losses	6,550	275
Net amortization of investment securities premiums	356	175
Increase in accrued interest receivable	(2,083)	(295)
(Decrease) increase in accrued interest payable	(239)	701
Mortgage loans originated for sale	(45,592)	(11,619)
Proceeds from sales of loans originated for sale	47,052	9,191
Decrease in other assets	2,339	1,800
Increase in deferred tax expense	(1,711)	(1,790)
Increase in other liabilities	4,094	1,400
Net Cash Provided by Operating Activities	16,531	12,864
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	4,305	2,544
Proceeds from maturities of investment securities available for sale	16,178	7,062
Purchase of investment securities available for sale	(56,292)	(17,865)
Purchase of equity securities	—	(500)
Redemption of restricted investment in bank stocks	1,203	134
Net (increase) decrease in loans	(133,800)	22,971
Purchase of bank-owned life insurance	(400)	(1,500)
Bank acquisition, net of cash acquired	35,262	—
Insurance book- acquisition	(542)	(640)
Capital expenditures	(586)	(275)
Proceeds from sales of foreclosed real estate	144	290
Net Cash (Used in) Provided by Investing Activities	(134,528)	12,221
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	146,050	2,959
Net increase in time certificates of deposits and interest bearing deposits	100,433	26,226
Net increase (decrease) in short-term borrowings	528	(10,511)
Proceeds from long-term borrowings	—	7,000
Repayments on long-term borrowings	(7,298)	(12,228)
Dividends paid	(4,335)	(3,383)
Common stock issued	494	553
Net Cash Provided by Financing Activities	235,872	10,616
Net Increase in Cash and Cash Equivalents	117,875	35,701
CASH AND CASH EQUIVALENTS — BEGINNING	114,356	40,905
CASH AND CASH EQUIVALENTS — ENDING	$232,231	$76,606
Supplemental disclosures of cash flow information
Interest paid	$6,933	$4,004
Income taxes paid	$—	$1,520
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$118	$48
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$(22,167)	$—
Loans	(333,362)	—
Premises and equipment	(10,959)	—
Investment in bank-owned life insurance	(10,896)	—
Restricted investments in bank stocks	(1,141)	—
Foreclosed assets held for resale	(464)	—
Goodwill	(22,528)	—
Core deposit intangible assets	(3,560)	—
Other assets	(3,086)	—
Noninterest bearing deposits	103,492	—
Interest bearing deposits	270,566	—
Trust preferred debentures	6,000	—
Long term borrowings	3,450	—
Other liabilities	2,637	—
Common shares issued	57,280	—
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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2019 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 6, 2020. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2020, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Since the Corporation currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Corporation.

2.	Acquisition of Frederick County Bancorp, Inc.

On January 11, 2020, ACNB completed its previously announced acquisition of Frederick County Bancorp, Inc. (FCBI) of Frederick, Maryland. FCBI was a locally owned and managed institution with five locations in Frederick County, Maryland. The acquisition positioned ACNB Corporation for continual and profitable growth in a desirable market that is adjacent to the Corporation’s current footprint in southcentral Pennsylvania and central Maryland. ACNB transacted the merger to complement the Corporation’s existing operations, while consistent with the Corporation’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $443.4 million, loans totaled $329.3 million and deposits totaled $374.1 million.

Goodwill recorded in the merger was $22.5 million. In accordance with the terms of the Reorganization Agreement, each share of FCBI common stock was converted into the right to receive 0.9900 share of ACNB common stock. As a result of the merger, ACNB issued 1,590,547 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market price of ACNB common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Corporation’s Consolidated Financial Statements from the date of acquisition.

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

The following table summarizes the consideration paid for FCBI and the fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock

FCBI shares outstanding	1,601,764
Shares paid in cash for fractional shares	150.88
Cash consideration (per share)	$36.43
Cash portion of purchase price (cash payout of stock options and cash in lieu of fractional shares)	$100,798
FCBI shares outstanding	1,601,764
Shares paid stock consideration	1,601,613
Exchange ratio	0.9900
Total ACNB shares issued	1,585,597
ACNB’s share price for purposes of calculation	$36.34
Equity portion of purchase price	$57,620,595
Cost of shares owned by buyer	$187,200
Total consideration paid	$57,908,593

Allocation of Purchase Price	In thousands
Total Purchase Price		$57,909

Fair Value of Assets Acquired
Cash and cash equivalents	35,262
Investment securities	22,167
Loans held for sale	4,050
Loans	329,312
Restricted stock	1,141
Premises and equipment	10,959
Core deposit intangible asset	3,560
Other assets	14,446
Total assets	420,897

Fair Value of Liabilities Assumed
Non-interest bearing deposits	103,492
Interest bearing deposits	270,566
Subordinated debt	6,000
Long term borrowings	3,450
Other liabilities	2,008
Total liabilities	385,516

Net Assets Acquired		35,381
Goodwill Recorded in Acquisition		$22,528

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

In thousands
Gross amortized cost basis at January 11, 2020	$339,577
Interest rate fair value adjustment on pools of homogeneous loans	(2,632)
Credit fair value adjustment on pools of homogeneous loans	(5,931)
Credit fair value adjustment on purchased credit impaired loans	(1,702)
Fair value of acquired loans at January 11, 2020	$329,312

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

Acquisition-related expenses associated with the acquisition of FCBI were $6.0 million for the six months ended June 30, 2020 and $0 for the three months ended June 30, 2020. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

3.	Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,575,911 and 7,049,857 weighted average shares of common stock outstanding for the six months ended June 30, 2020 and 2019, respectively, and 8,674,181 and 7,053,008 for the three months ended June 30, 2020 and 2019, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of June 30, 2020, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of

June 30, 2020, 35,587 shares were issued under this plan, of which 10,744 were fully vested, 6,380 vested during the quarter, and the remaining 18,463 will vest over the next year. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $166,000 and $196,000 of compensation expenses related to the grants were recognized during the three months ended June 30, 2020 and 2019, respectively. $428,000 and $322,000 of compensation expenses related to the grants were recognized during the six months ended June 30, 2020 and 2019, respectively.

4.	Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
In thousands	2020	2019	2020	2019
Service cost	$188	$174	$376	$348
Interest cost	270	303	540	606
Expected return on plan assets	(687)	(637)	(1,374)	(1,274)
Amortization of net loss	169	213	338	425

Net Periodic Benefit Expense	$(60)	$53	$(120)	$105

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2019, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2020. As of June 30, 2020, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 348 active, vested, terminated and retired persons in the plan.

5.	Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $11,626,000 in standby letters of credit as of June 30, 2020. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2020, for guarantees under standby letters of credit issued is not material.

6.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — JUNE 30, 2020	$5,232	$(6,852)	$(1,620)
BALANCE — DECEMBER 31, 2019	$1,261	$(7,114)	$(5,853)
BALANCE — JUNE 30, 2019	$946	$(7,238)	$(6,292)

7.	Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the six month periods ended June 30, 2020 and 2019, is as follows:

In thousands	Banking	Insurance	Total
2020
Net interest income and other income from external customers	$41,817	$3,042	$44,859
Income before income taxes	4,789	608	5,397
Total assets	2,399,386	12,917	2,412,303
Capital expenditures	578	8	586

2019
Net interest income and other income from external customers	$35,162	$3,233	$38,395
Income before income taxes	14,315	859	15,174
Total assets	1,666,784	12,521	1,679,305
Capital expenditures	275	—	275

Segment information for the three month periods ended June 30, 2020 and 2019, is as follows:

In thousands	Banking	Insurance	Total
2020
Net interest income and other income from external customers	$21,631	$1,607	$23,238
Income before income taxes	6,790	443	7,233
Total assets	2,399,386	12,917	2,412,303
Capital expenditures	172	8	180

2019
Net interest income and other income from external customers	$17,876	$1,914	$19,790
Income before income taxes	7,370	610	7,980
Total assets	1,666,784	12,521	1,679,305
Capital expenditures	114	—	114

8.	Securities

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

Amortized cost and fair value of securities at June 30, 2020, and December 31, 2019, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2020
U.S. Government and agencies	$127,170	$2,694	$—	$129,864
Mortgage-backed securities, residential	96,394	3,813	40	100,167
State and municipal	25,573	296	45	25,824
Corporate bonds	1,739	10	1	1,748
	$250,876	$6,813	$86	$257,603

DECEMBER 31, 2019
U.S. Government and agencies	$113,569	$849	$169	$114,249
Mortgage-backed securities, residential	64,699	980	87	65,592
State and municipal	10,940	70	14	10,996
	$189,208	$1,899	$270	$190,837

SECURITIES HELD TO MATURITY

JUNE 30, 2020
U.S. Government and agencies	$2,000	$14	$—	$2,014
Mortgage-backed securities, residential	12,929	520	—	13,449
	$14,929	$534	$—	$15,463
DECEMBER 31, 2019
U.S. Government and agencies	$4,000	$8	$—	$4,008
Mortgage-backed securities, residential	15,234	76	37	15,273
	$19,234	$84	$37	$19,281

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at June 30, 2020
JUNE 30, 2020
CRA Mutual Fund	$1,045	$25	$—	$1,070
Stock in other banks	1,318	—	426	892
	$2,363	$25	$426	$1,962

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at June 30, 2019
JUNE 30, 2019
CRA Mutual Fund	$1,012	$30	$—	$1,042
Stock in other banks	827	132	—	959
	$1,839	$162	$—	$2,001

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2019
DECEMBER 31, 2019
CRA Mutual Fund	$1,012	$33	$—	$1,045
Stock in other banks	827	234	—	1,061
	$1,839	$267	$—	$2,106

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020, and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2020
Mortgage-backed securities, residential	$7,968	$40	$—	$—	$7,968	$40
State and municipal	4,397	45	—	—	4,397	45
Corporate bond	1,020	1	—	—	1,020	1
	$13,385	$86	$—	$—	$13,385	$86

DECEMBER 31, 2019
U.S. Government and agencies	$—	$—	$47,425	$169	$47,425	$169
Mortgage-backed securities, residential	16,208	82	1,424	5	17,632	87
State and municipal	3,233	13	502	1	3,735	14
	$19,441	$95	$49,351	$175	$68,792	$270

SECURITIES HELD TO MATURITY

JUNE 30, 2020
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

DECEMBER 31, 2019
Mortgage-backed securities, residential	$6,587	$24	$3,161	$13	$9,748	$37
	$6,587	$24	$3,161	$13	$9,748	$37

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At June 30, 2020, seven available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 15% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2020, eight available for sale state and municipal securities had unrealized losses that individually did not exceed 4% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At June 30, 2020, one corporate bond had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2020, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2020, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$42,196	$42,604	$2,000	$2,014
Over 1 year through 5 years	73,473	75,580	—	—
Over 5 years through 10 years	17,695	17,929	—	—
Over 10 years	21,118	21,323	—	—
Mortgage-backed securities, residential	96,394	100,167	12,929	13,449
	$250,876	$257,603	$14,929	$15,463

The Corporation did not sell any securities available for sale during the first six months of 2020 or 2019.

At June 30, 2020, and December 31, 2019, securities with a carrying value of $195,872,000 and $162,946,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2020, and December 31, 2019:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2020
Originated Loans
Commercial and industrial	$286,900	$11,060	$727	$—	$298,687
Commercial real estate	428,746	31,330	10,480	—	470,556
Commercial real estate construction	26,712	1,686	—	—	28,398
Residential mortgage	361,315	4,699	180	—	366,194
Home equity lines of credit	86,972	449	44	—	87,465
Consumer	12,131	—	—	—	12,131
Total Originated Loans	1,202,776	49,224	11,431	—	1,263,431
Acquired Loans
Commercial and industrial	47,951	2,208	1,405	—	51,564
Commercial real estate	279,651	13,359	4,131	—	297,141
Commercial real estate construction	12,191	760	—	—	12,951
Residential mortgage	74,147	3,632	2,172	—	79,951
Home equity lines of credit	26,468	62	407	—	26,937
Consumer	1,588	—	—	—	1,588
Total Acquired Loans	441,996	20,021	8,115	—	470,132
Total Loans
Commercial and industrial	334,851	13,268	2,132	—	350,251
Commercial real estate	708,397	44,689	14,611	—	767,697
Commercial real estate construction	38,903	2,446	—	—	41,349
Residential mortgage	435,462	8,331	2,352	—	446,145
Home equity lines of credit	113,440	511	451	—	114,402
Consumer	13,719	—	—	—	13,719
Total Loans	$1,644,772	$69,245	$19,546	$—	$1,733,563

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2019
Originated Loans
Commercial and industrial	$132,791	$12,249	$716	$—	$145,756
Commercial real estate	414,077	28,264	9,595	—	451,936
Commercial real estate construction	22,905	1,272	—	—	24,177
Residential mortgage	364,814	6,279	251	—	371,344
Home equity lines of credit	92,372	627	83	—	93,082
Consumer	13,331	—	—	—	13,331
Total Originated Loans	1,040,290	48,691	10,645	—	1,099,626
Acquired Loans
Commercial and industrial	3,007	374	178	—	3,559
Commercial real estate	100,199	11,537	3,376	—	115,112
Commercial real estate construction	1,542	697	—	—	2,239
Residential mortgage	33,349	2,089	1,555	—	36,993
Home equity lines of credit	14,603	45	317	—	14,965
Consumer	107	—	—	—	107
Total Acquired Loans	152,807	14,742	5,426	—	172,975
Total Loans
Commercial and industrial	135,798	12,623	894	—	149,315
Commercial real estate	514,276	39,801	12,971	—	567,048
Commercial real estate construction	24,447	1,969	—	—	26,416
Residential mortgage	398,163	8,368	1,806	—	408,337
Home equity lines of credit	106,975	672	400	—	108,047
Consumer	13,438	—	—	—	13,438
Total Loans	$1,193,097	$63,433	$16,071	$—	$1,272,601

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Balance at beginning of period	$642	$891
Acquisitions of impaired loans	354	—
Reclassification from non-accretable differences	—	393
Accretion to loan interest income	(287)	(355)
Balance at end of period	$709	$929

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

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2020, and December 31, 2019:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2020
Commercial and industrial	$52	$52	$29	$—	$—
Commercial real estate	1,673	1,673	113	6,798	6,798
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	44	44
	$1,725	$1,725	$142	$6,943	$6,943

DECEMBER 31, 2019
Commercial and industrial	$65	$65	$42	$—	$—
Commercial real estate	—	—	—	7,383	7,383
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	171	171
Home equity lines of credit	—	—	—	83	83
	$65	$65	$42	$7,637	$7,637

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2020 and 2019:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
June 30, 2020
Commercial and industrial	$55	$—	$—	$—
Commercial real estate	1,367	—	7,047	45
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	56	—
	$1,422	$—	$7,204	$45

June 30, 2019
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	6,201	261
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	594	—
Home equity lines of credit	74	—	—	—
	$74	$—	$6,795	$261

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2020 and 2019:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
June 30, 2020
Commercial and industrial	$59	$—	$—	$—
Commercial real estate	911	—	7,159	115
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	124	7
Home equity lines of credit	—	—	65	—
	$970	$—	$7,348	$122

June 30, 2019
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	6,388	318
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	575	—
Home equity lines of credit	—	—	—	—
	$—	$—	$6,963	$318

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2020, and December 31, 2019, the table below excludes $7.5 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	June 30, 2020	December 31, 2019
Commercial and industrial	$52	$65
Commercial real estate	4,738	3,600
Commercial real estate construction	—	—
Residential mortgage	101	171
Home equity lines of credit	44	83
	$4,935	$3,919

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and six months ended June 30, 2020 and 2019. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,892,000 and $4,061,000 at June 30, 2020 and June 30, 2019, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at June 30, 2020 and June 30, 2019, were $159,000 and $228,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at June 30, 2020 and June 30, 2019, which total $3,733,000 and $3,833,000, respectively. As of June 30, 2020 and 2019, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and six months ended June 30, 2020 and 2019. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000. All other troubled debt restructured loans were current as of June 30, 2020, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of June 30, 2020, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2020 and December 31, 2019, totaled $763,000 and $822,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2020, and December 31, 2019:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2020
Originated Loans
Commercial and industrial	$15	$40	$4	$59	$298,628	$298,687	$4
Commercial real estate	569	518	4,107	5,194	465,362	470,556	149
Commercial real estate construction	—	77	—	77	28,321	28,398	—
Residential mortgage	122	380	1,543	2,045	364,149	366,194	1,442
Home equity lines of credit	236	25	33	294	87,171	87,465	33
Consumer	30	47	—	77	12,054	12,131	—
Total originated loans	972	1,087	5,687	7,746	1,255,685	1,263,431	1,628
Acquired Loans
Commercial and industrial	249	19	23	291	51,273	51,564	23
Commercial real estate	48	299	549	896	296,245	297,141	549
Commercial real estate construction	—	—	82	82	12,869	12,951	82
Residential mortgage	300	196	575	1,071	78,880	79,951	575
Home equity lines of credit	—	—	66	66	26,871	26,937	66
Consumer	5	—	—	5	1,583	1,588	—
Total acquired loans	602	514	1,295	2,411	467,721	470,132	1,295
Total Loans
Commercial and industrial	264	59	27	350	349,901	350,251	27
Commercial real estate	617	817	4,656	6,090	761,607	767,697	698
Commercial real estate construction	—	77	82	159	41,190	41,349	82
Residential mortgage	422	576	2,118	3,116	443,029	446,145	2,017
Home equity lines of credit	236	25	99	360	114,042	114,402	99
Consumer	35	47	—	82	13,637	13,719	—
Total Loans	$1,574	$1,601	$6,982	$10,157	$1,723,406	$1,733,563	$2,923

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2019
Originated Loans
Commercial and industrial	$16	$—	$4	$20	$145,736	$145,756	$4
Commercial real estate	325	2,247	1,286	3,858	448,078	451,936	—
Commercial real estate construction	78	—	—	78	24,099	24,177	—
Residential mortgage	1,625	949	1,232	3,806	367,538	371,344	1,061
Home equity lines of credit	141	77	—	218	92,864	93,082	—
Consumer	38	8	19	65	13,266	13,331	19
Total originated loans	2,223	3,281	2,541	8,045	1,091,581	1,099,626	1,084
Acquired Loans
Commercial and industrial	—	23	—	23	3,536	3,559	—
Commercial real estate	1,063	—	—	1,063	114,049	115,112	—
Commercial real estate construction	—	—	—	—	2,239	2,239	—
Residential mortgage	293	257	120	670	36,323	36,993	120
Home equity lines of credit	236	93	15	344	14,621	14,965	15
Consumer	—	—	—	—	107	107	—
Total acquired loans	1,592	373	135	2,100	170,875	172,975	135
Total Loans
Commercial and industrial	16	23	4	43	149,272	149,315	4
Commercial real estate	1,388	2,247	1,286	4,921	562,127	567,048	—
Commercial real estate construction	78	—	—	78	26,338	26,416	—
Residential mortgage	1,918	1,206	1,352	4,476	403,861	408,337	1,181
Home equity lines of credit	377	170	15	562	107,485	108,047	15
Consumer	38	8	19	65	13,373	13,438	19
Total Loans	$3,815	$3,654	$2,676	$10,145	$1,262,456	$1,272,601	$1,219

The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2020
Allowance for Loan Losses
Beginning balance - April 1, 2020	$2,646	$7,511	$231	$2,701	$605	$623	$1,535	$15,852
Charge-offs	(17)	—	—	—	—	(39)	—	(56)
Recoveries	5	—	—	—	1	1	—	7
Provisions	22	624	20	373	55	76	1,380	2,550
Ending balance - June 30, 2020	$2,656	$8,135	$251	$3,074	$661	$661	$2,915	$18,353

Beginning balance - January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,034)	—	—	—	—	(90)	—	(2,124)
Recoveries	75	6	—	—	1	10	—	92
Provisions	2,215	1,436	(47)	519	41	91	2,295	6,550
Ending balance - June 30, 2020	$2,656	$8,135	$251	$3,074	$661	$661	$2,915	$18,353
Ending balance: individually evaluated for impairment	$29	$113	$—	$—	$—	$—	$—	$142
Ending balance: collectively evaluated for impairment	$2,627	$8,022	$251	$3,074	$661	$661	$2,915	$18,211

Loans Receivable
Ending balance	$350,251	$767,697	$41,349	$446,145	$114,402	$13,719	$—	$1,733,563
Ending balance: individually evaluated for impairment	$52	$8,471	$—	$101	$44	$—	$—	$8,668
Ending balance: collectively evaluated for impairment	$350,199	$759,226	$41,349	$446,044	$114,358	$13,719	$—	$1,724,895

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2019
Allowance for Loan Losses
Beginning balance - April 1, 2019	$2,620	$6,278	$241	$2,737	$616	$697	$831	$14,020
Charge-offs	(71)	—	—	—	—	(63)	—	(134)
Recoveries	7	—	—	—	8	31	—	46
Provisions	(94)	134	21	9	1	23	31	125
Ending balance - June 30, 2019	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057

Beginning balance - January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(102)	—	—	(6)	(51)	(107)	—	(266)
Recoveries	21	—	—	1	8	54	—	84
Provisions	(54)	204	59	(63)	57	49	23	275
Ending balance - June 30, 2019	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057

Loans Receivable
Ending balance	$161,379	$552,731	$20,428	$419,940	$110,585	$14,201	$—	$1,279,264
Ending balance: individually evaluated for impairment	$—	$5,747	$—	$650	$—	$—	$—	$6,397
Ending balance: collectively evaluated for impairment	$161,379	$546,984	$20,428	$419,290	$110,585	$14,201	$—	$1,272,867

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2019
Allowance for Loan Losses
Ending balance	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Ending balance: individually evaluated for impairment	$42	$—	$—	$—	$—	$—	$—	$42
Ending balance: collectively evaluated for impairment	$2,358	$6,693	$298	$2,555	$619	$650	$620	$13,793

Loans Receivable
Ending balance	$149,315	$567,048	$26,416	$408,337	$108,047	$13,438	$—	$1,272,601
Ending balance: individually evaluated for impairment	$65	$7,383	$—	$171	$83	$—	$—	$7,702
Ending balance: collectively evaluated for impairment	$149,250	$559,665	$26,416	$408,166	$107,964	$13,438	$—	$1,264,899

Loan Modifications/Troubled Debt Restructurings/COVID-19

The Corporation has received a significant number of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to many such deferrals or are in the process of doing so. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of June 30, 2020, the Corporation had 466 temporary modifications with principal balances totaling $234,636,342.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	347	Up to 6 months	$222,030,594	88.04%
Consumer Purpose	119	Up to 6 months	12,605,748	5.00
	466		$234,636,342

The global pandemic referred to as COVID-19 has created many barriers to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and ACNB’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag timewise behind while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Corporation’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

The following table provides information with respect to the Corporation’s Commercial loans by industry at June 30, 2020 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

Type of Loans	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Tier 1 Capital
Lessors of Commercial Real Estate	95	$83,958,412	4.84%	33.29%
Lessors of Residential Real Estate	42	13,364,374	0.77	5.30
Hospitality Industry (Hotels/Bed & Breakfast)	28	47,809,096	2.76	18.96
Food Services Industry	31	18,038,550	1.04	7.15
Other	151	58,860,162	3.40	23.34
	347	$222,030,594	12.81%	88.04%

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

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity for loans originated before June 5th and a five-year maturity for loans originated beginning on June 5th; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, the Corporation had originated approximately 1,382 applications for $158,989,693 of loans under the PPP. Fee income was approximately $6 million, before costs. The Corporation recognized $677,000 of PPP fee income during the quarter and the remaining amount will be recognized in future quarters.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at June 30, 2020, and December 31, 2019, are as follows:

		June 30, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$129,864	$—	$129,864	$—
Mortgage-backed securities, residential		100,167	—	100,167	—
State and municipal		25,824	—	25,824	—
Corporate bonds		1,748	—	1,748	—
Total securities available for sale	Recurring	$257,603	$—	$257,603	$—
Equity securities with readily determinable fair values	Recurring	$1,962	$1,962	$—	$—
Collateral dependent impaired loans	Nonrecurring	$5,315	$—	$—	$5,315

		December 31, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$114,249	$—	$114,249	$—
Mortgage-backed securities, residential		65,592	—	65,592	—
State and municipal		10,996	—	10,996	—
Total securities available for sale	Recurring	$190,837	$—	$190,837	$—
Equity securities with readily determinable fair values	Recurring	$2,106	$2,106	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,806	$—	$—	$3,806

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2020
Impaired loans	$5,315	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(23)%

December 31, 2019
Impaired loans	$3,806	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) - (50)%	(15)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2020:

	June 30, 2020
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,919	$25,919	$10,597	$15,322	$—
Interest-bearing deposits in banks	206,312	206,312	206,312	—	—
Equity securities available for sale	1,962	1,962	1,962	—	—
Investment securities available for sale	257,603	257,603	—	257,603	—
Investment securities held to maturity	14,929	15,463	—	15,463	—
Loans held for sale	5,848	5,848	—	5,848	—
Loans, less allowance for loan losses	1,715,210	1,763,410	—	—	1,763,410
Accrued interest receivable	7,409	7,409	—	7,409	—
Restricted investment in bank stocks	3,582	3,582	—	3,582	—

Financial liabilities:
Demand deposits and savings	1,544,153	1,544,153	—	1,544,153	—
Time deposits	488,648	495,351	—	495,351	—
Short-term borrowings	33,963	33,963	—	33,963	—
Long-term borrowings	57,448	58,831	—	58,831	—
Trust preferred subordinated debt	11,000	9,879	—	9,879	—
Accrued interest payable	2,576	2,576	—	2,576	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2020, and December 31, 2019:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$33,963	$—	$33,963	$(33,963)	$—	$—

December 31, 2019
Repurchase agreements
Commercial customers and government entities	(a)	$33,435	$—	$33,435	$(33,435)	$—	$—

(a) As of June 30, 2020, and December 31, 2019, the fair value of securities pledged in connection with repurchase agreements was $44,982,000 and $34,582,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2020:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$33,963	$—	$—	$—	$33,963
Total	$33,963	$—	$—	$—	$33,963

12.	Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	June 30, 2020	December 31, 2019
FHLB advances	$52,716	$58,716
Loan payable to local bank	1,582	1,830
Loan payable to local bank	450	750
Loan payable variable rate	2,700	—
Trust preferred subordinated debt	5,000	5,000
Trust preferred subordinated debt	6,000	—
	$68,448	$66,296

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2020 to 2023 with a weighted average rate of 2.23%.

The first loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%, 3.00% at June 30, 2020. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at any time without penalty.

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

The second trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On June 15, 2020, the most recent interest rate reset date, the interest rate was adjusted to 1.94338% for the period ending September 14, 2020. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

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

On January 11, 2020, the Corporation completed its acquisition of Frederick County Bancorp, Inc. (FCBI) of Frederick, Maryland. The acquisition of FCBI resulted in goodwill of approximately $22,528,000 and generated $3,560,000 in core deposit intangibles.

Combined goodwill included in the Corporation’s consolidated statement of condition is $42,108,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on RIG or the Bank’s outstanding goodwill from its most recent testing.

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$10,432	$7,008
New Windsor core deposit intangibles	2,418	1,187
FCBI core deposit intangibles	3,560	324

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $385,150,000 and $370,000,000 at June 30, 2020 and 2019, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), an update to simplify accounting for income taxes by removing certain exceptions in Topic 740. In addition, ASU 2019-12 improves consistent application of other areas of guidance within Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020. The adoption of the new guidance is not expected to have a material effect on the Corporation’s consolidated financial condition or results of operations.

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and responses thereto on current customers and the operation of the Corporation, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation’s market areas; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2019. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the six months ended June 30, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2020, compared to Quarter ended June 30, 2019

Executive Summary

Net income for the three months ended June 30, 2020, was $5,797,000, compared to net income of $6,466,000 for the same quarter in 2019, a decrease of $669,000 or 10.3%. Basic earnings per share for the three month period was $0.67 in 2020 and $0.92 in 2019, or a 27.2% decrease. The lower net income for the second quarter of 2020 was primarily a result of higher provision expense. Net interest income for the quarter ended June 30, 2020 increased $3,375,000, or 22.5%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $2,550,000 for the quarter ended June 30, 2020, compared to $125,000 for the same quarter in 2019, based on the adequacy analysis including estimation of COVID-19 (C19) losses (that even though not realized are believed to be embedded in the loan portfolio), resulting in an allowance to total loans of 1.06% (1.45% of non-acquired loans) at June 30, 2020. Other income increased $73,000, or 1.5%, due in part to increases in bank fees from selling mortgages into the secondary market. Other expenses increased $1,770,000, or 15.1%, due in part to planned increased expenses for the newly acquired Frederick County Bancorp, Inc. in the Frederick County, Maryland market (FCBI), including increases in customer contact salaries/benefits and other expenses for the larger organization. During the second quarter of 2020 there were $0 in merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020. Although profitable, ACNB was profoundly impacted by the C19 events, as were all community banks.

Net Interest Income

Net interest income totaled $18,345,000 for the three months ended June 30, 2020, compared to $14,970,000 for the same period in 2019, an increase of $3,375,000, or 22.5%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $4,130,000, or 23.7%, due to the acquisition of FCBI increasing average earning assets, in addition to volume from organic growth and increased purchase accounting adjustments net of decreased rates due to market events. The increase in interest expense resulted from deposit rate increases in addition to FCBI related and organic deposit growth. Increased loans outstanding was a result of active participation in the SBA Payroll Protection Program (PPP), the acquisition of FCBI and a concerted effort by management to offset the recent year trend of the market area’s heightened competition and the C19 related declines in the U.S. Treasury yields and other market driver interest rates. The second quarter saw much lower market yields and the difference between longer term rates and shorter term rates was generally modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases. An amount of earning assets remained in short-term, low-rate money market type accounts during the second quarter of 2020; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of C19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, as economic conditions in the Corporation’s marketplace eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarter, rates on transaction, savings and time deposits were sharply cut in order to better match the equally steep decline in earning asset rates. Interest expense increased $755,000, or 30.4%, due to FCBI and higher organic volume net of lower rates on transaction deposits, certificate of deposit rates increases and by less use of higher cost borrowings. The medical need to stop the spread of C19 caused government officials to close or restrict many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the second quarter of 2020 was 3.39% compared to 3.67% during the same period in 2019. Also comparing the second quarter of 2020 to 2019, the yield on interest earning assets decreased by 0.42% and the cost of interest bearing liabilities decreased by 0.13%. The net interest margin was 3.50% for the second quarter of 2020 and 3.89% for the second quarter of 2019. The net interest margin decrease was net of higher purchase accounting adjustments which increased 25 basis points, but was decreased by sharp market rate decreases and less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets.

Average earning assets were $2,104,000,000 during the second quarter of 2020, an increase of $560,000,000 from the average for the second quarter of 2019. Average interest bearing liabilities were $1,802,000,000 in the second quarter of 2020, an increase of $636,000,000 from the same period in 2019. Non-interest demand deposits increased $218,000,000 on average. All increases were in large part due to the acquisition of FCBI.

Provision for Loan Losses

The provision for loan losses was $2,550,000 in the second quarter of 2020 and $125,000 in the second quarter of 2019. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the FCBI or the New Windsor Bancorp, Inc. acquisition in 2017 (New Windsor), which were recorded at fair value as the acquisition dates. Without the acquired loans, total impaired loans at June 30, 2020 were 12.5% higher when compared to December 31, 2019. Nonaccrual loans increased by 25.9%, or $1,016,000, since December 31, 2019; all substandard loans increased by 21.6% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The second quarter 2020 provision was calculated to be much higher due to the qualitative factor developed that attempts to measure the impact of the C19 pandemic related closure of and impact of restrictions on many of the Bank’s business customers for an extended and undetermined time period. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimated increase in this qualitative factor for this event was $700,000, for a total of $2,550,000 in provision expense. The remainder of the provision was due to higher loss history from the large charge-off, increased economic conditions qualitative factor, and adjustment to the New Windsor acquired portfolio. Otherwise Management concluded that before the C19 pandemic and the unanticipated deficiencies in the unsecured loans, the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The effect of the ongoing C19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factor. This same analysis concluded that the unallocated allowance should be in the same range in 2020 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2020, the Corporation had net charge-offs of $49,000, as compared to net charge-offs of $88,000 for the second quarter of 2019.

Other Income

Total other income was $4,893,000 for the three months ended June 30, 2020, up $73,000, or 1.5%, from the second quarter of 2019. Fees from deposit accounts decreased by $303,000, or 32.0%, due to C19-related decrease in economic activity that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $79,000 or 12.4%, to $714,000 due to FCBI inclusion in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the general C19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $655,000 for the three months ended June 30, 2020, as compared to $598,000 for the second quarter of 2019, a 9.5% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance increased by $69,000, or 22.3%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $297,000, or 15.5%, to $1,617,000 during the period due to lower insurance carrier contingent commissions received net of higher commission volume, including volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2020 were $302,000, or 65% lower than 2019, due to loss trends at RIG and the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Estimation of upcoming contingent commissions is not practicable at June 30, 2020. There were no gains or losses on sales of securities during the second quarter of 2020 and 2019. A $74,000 net gain was recognized on local bank and CRA-related equity securities during the second quarter of 2020 due to partial recovery of first quarter C19 related market value changes in publicly-traded stocks, compared to a $129,000 net gain during the second quarter of 2019. Other income in the three months ended June 30, 2020, was up by $523,000, or 181.0%, to $812,000 due to higher sales of residential mortgages, net other fee income variances, mostly volume related.

Other Expenses

Other expenses for the quarter ended June 30, 2020 were $13,455,000, an increase of $1,770,000 or 15.1%.

The largest component of other expenses is salaries and employee benefits, which increased by $1,416,000, or 19.7%, when comparing the second quarter of 2020 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•	continuing to pay all customer-facing staff despite C19 slow activity due to a competitive labor market;

•	the customer-facing staff retained to service the FCBI market;

•	increased business and locations at RIG;

•	increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•	varying performance-based commissions, restricted stock grants and incentives;

•	market changes in actively managing employee benefit plan costs, including health insurance;

•	varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•
defined benefit pension expense, which was down by $113,000, or 213.2%, when comparing the three months ended June 30, 2020, to the three months ended June 30, 2019, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at good at the 2019 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $137,000, or 18.7%, mostly due to additional offices included in the FCBI acquisition. Equipment expense increased by $252,000, or 20.7%, due to tech equipment expenditures including those for the FCBI market. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home proved invaluable.

Professional services expense totaled $254,000 during the second quarter of 2020, as compared to $283,000 for the same period in 2019, a decrease of $29,000, or 10.2%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $157,000 for the second quarter of 2020, or 8.2% lower, as compared to the same period of 2019. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense recovery (from prior year losses) was $168,000 and $3,000 for the three months ended June 30, 2020 and 2019, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher expense recovery in 2020 was related to expense recoveries through final liquidation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2020 depending on the unknown expenses related to new properties acquired and final disposition. Foreclosure actions could be delayed in the C19 environment.

Other tax expense increased by $45,000, or 16.4%, comparing the three months ended June 30, 2020 and 2019, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with retained earnings equity. Supplies and postage expense increased by 12.4% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 9.4% based on this credit will not repeat in future periods depending on the change in the funding ratio. Intangible amortization increased 104.4% due to the FCBI acquisition and new RIG books of business purchases. Other operating expenses decreased by $44,000, or 3.3%, in the second quarter of 2020, as compared to the second quarter of 2019. Decreases included travel and training categories in which expense was limited by travel and congregation restrictions. Other expenses include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $9,000 to other expenses in the second quarter of 2020 compared to $21,000 in the second quarter of 2019. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,436,000, or 19.9% of pretax income, during the second quarter of 2020, as compared to $1,514,000, or 19.0% of pretax income, during the same period in 2019. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $66,000 and $72,000 for the three months ended June 30, 2020 and 2019, respectively.

Six Months ended June 30, 2020, compared to Six Months ended June 30, 2019

Executive Summary

Net income for the six months ended June 30, 2020, was $4,574,000, compared to $12,330,000 for the same six months in 2019, a decrease of $7,756,000 or 62.9%. Basic earnings per share for the six month period was $0.53 in 2020 and $1.75 in 2019 or a 69.7% decrease over the prior period. The lower net income for the first half of 2020 was primarily a result of merger related expenses in the first quarter and higher provision expense. Net interest income for the six months ended June 30, 2020 increased $6,165,000, or 20.8%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $6,550,000 for the six months ended June 30, 2020, compared to $275,000 for the same six months in 2019, based on the adequacy analysis including estimation of C19 losses (that even though not realized are believed to be embedded in the loan portfolio), resulting in an allowance to total loans of 1.06% (1.45% of non-acquired loans) at June 30, 2020. Other income increased $299,000, or 3.4%, due to increased sale of residential mortgages into the secondary market. Other expenses increased $9,966,000, or 43.4%, due in part to merger and conversion expenses for the acquisition of FCBI, increases in salaries and benefits and other expenses for a larger organization. During the six months ended June 30, 2020 there were $5,965,000 in merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020.

Net Interest Income

Net interest income totaled $35,800,000 for the six months ended June 30, 2020, compared to $29,635,000 for the same period in 2019, an increase of $6,165,000, or 20.8%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $8,154,000, or 23.7%, due to the acquisition of FCBI increasing average earning assets, in addition to volume from organic growth (including PPP) and increased purchase accounting adjustments net of decreased rates due to market events. The increase in interest expense resulted from FCBI related addition and organic deposit growth net of deposit rate decreases. Increased loans outstanding was a result of the active participation in the C19 created SBA Paycheck Protection Program (PPP), to the acquisition of FCBI and to concerted effort by management to offset the recent year trend of the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. The first half of 2020 saw much lower market yields and the difference between longer term rates and shorter term rates was modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during the first six months of 2020; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarter, rates on Transaction, savings and time deposits were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense increased $1,989,000, or 42.3%, due to FCBI and organic volume and year over year rates variances, partially offset by less use of higher cost borrowings. The medical need to stop the spread of C19 caused government officials to close or restrict many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first six months of 2020 was 3.39% compared to 3.71% during the same period in 2019. Also comparing the first six months of 2020 to 2019, the yield on interest earning assets decreased by 0.34% and the cost of interest bearing liabilities decreased by 0.01%. The net interest margin was 3.53% for the first six months of 2020 and 3.91% for the first six months of 2019. The net interest margin decrease was net of higher purchase accounting adjustments which increased 18 basis points, but was decreased by less loans as a percentage in the earning asset mix and more lower yielding PPP loans, investments and liquidity assets.

Average earning assets were $2,040,000,000 during the first six months of 2020, an increase of $511,000,000 from the average for the first six months of 2019. Average interest bearing liabilities were $1,673,000,000 in the first six months of 2020, an increase of $514,000,000 from the same period in 2019. Non-interest demand deposits increased $168,000,000 on average. All increases were in large part due to the acquisition of FCBI and to the C19 effect of money parked in the banking system during government-mandated shutdowns.

Provision for Loan Losses

The provision for loan losses was $6,550,000 in the first six months of 2020 and $275,000 in the first six months of 2019. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the FCBI or the New Windsor Bancorp Inc. acquisition in 2017 (New Windsor), which were recorded at fair value as of the acquisition dates. Without the acquired loans, total impaired loans at June 30, 2020 were 12.5% higher compared to December 31, 2019. Nonaccrual loans increased by 25.9%, or $1,016,000, since December 31, 2019; all substandard loans increased by 21.6% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The first half of 2020 provision was calculated to be much higher due to a charge-off of a $2,000,000 loan after the death of the borrower and a determination that the borrower’s net worth was estimated to be not adequate for unsecured creditors. The second cause for the large increase was a qualitative factor developed that attempts to measure the impact of the C19 pandemic related closure of and impact of restrictions on many of the Bank’s business customers for an undetermined time period. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimation of the qualitative factor for this event was $2,200,000, for a total of $6,550,000 in provision expense. The remainder was due to the $2,000,000 charge-off, increase in economic qualitative factor, and adjustment to the New Windsor acquired portfolio. Otherwise, Management concluded that before the C19 pandemic and the unanticipated deficiencies in the unsecured loans, the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The effect of the ongoing C19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factor. This same analysis concluded that the unallocated allowance should be in the same range in 2020 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2020, the Corporation had net charge-offs of $2,032,000, as compared to net charge-offs of $182,000 for the first six months of 2019.

Other Income

Total other income was $9,059,000 for the six months ended June 30, 2020, up $299,000, or 3.4%, from the first six months of 2019. Fees from deposit accounts decreased by $251,000, or 13.3%, due to C19 related slow economic conditions that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $179,000 or 15.3%, to $1,352,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the general C19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,323,000 for the six months ended June 30, 2020, as compared to $1,190,000 for the first six months of 2019, a 11.2% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance increased by $152,000, or 26.5%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $177,000 from lower contingent commissions, or 5.5%, to $3,057,000 during the period that experience increased commission volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2020 were lower than 2019 due to specific sporadic loss event at RIG and the higher losses in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first six months of 2020 and 2019. A $401,000 net loss was recognized on local bank and CRA-related equity securities during the first six months of 2020 due to the C19 related market value changes in publicly-traded stocks, compared to a $162,000 net gain during the first six months of 2019. Other income in the six months ended June 30, 2020, was up by $826,000, or 151.8%, to $1,370,000 due to higher sales of residential mortgages and net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the six months ended June 30, 2020 were $32,912,000, an increase of $9,966,000 or 43.4%. Acquisition and integration costs related to the FCBI acquisition totaled $5,965,000 for the first half of 2020 compared to $0 for the first half of 2019. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included severance payments to FCBI staff separated by the merger, consultant costs to integrate FCBI systems into ACNB’s and the cost to terminate all FCBI core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.

Other than acquisition and integration costs, the largest component of other expenses is salaries and employee benefits, which increased by $2,952,000, or 20.9%, when comparing the first six months of 2020 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•	replacing and maintaining customer-facing staff through the C19 event due to a competitive labor market;

•	the customer-facing staff retained to service the FCBI market;

•	increased business and locations at RIG;

•	increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•	normal merit increases to employees and associated payroll taxes;

•	varying performance-based commissions, restricted stock grants and incentives;

•	market changes in actively managing employee benefit plan costs, including health insurance;

•	varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•
defined benefit pension expense, which was down by $225,000, or 214.3%, when comparing the six months ended June 30, 2020, to the six months ended June 30, 2019, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at good at the 2019 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $255,000, or 16.0%, mostly due to additional offices included in the FCBI acquisition. Equipment expense increased by $433,000, or 18.6%, due to tech equipment expenditures including those for the FCBI market. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home is currently proving invaluable.

Professional services expense totaled $656,000 during the first six months of 2020, as compared to $483,000 for the same period in 2019, an increase of $173,000, or 35.8%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $341,000 for the first six months of 2020, or 10.0% higher, as compared to the same period of 2019. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products; and to promote and inform the FCBI marketplace of the ACNB acquisition, and ACNB’s products and systems.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense recovery was $93,000 and $56,000 for the six months ended June 30, 2020 and 2019, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher net expense recovery in 2020 was related to varying expenses on unrelated properties and varying expense recoveries through liquidation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2020 depending on the unknown expenses related to new properties acquired and final disposition. Foreclosure actions could be delayed in the C19 environment.

Other tax expense increased by $110,000, or 20.5%, comparing the six months ended June 30, 2020 and 2019, in part due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with retained earnings equity. Supplies and postage expense increased by 6.5% due to variation in timing of sporadic refills. FDIC and regulatory expense decreased 43.5% based on FDIC credits received in 2020 based on the FDIC fund reaching a particular funding ratio; this credit will not necessarily repeat in future periods depending on the change in the funding ratio. Intangible amortization increased 103.8% due to the FCBI acquisition and new RIG books of business purchases. Other operating expenses decreased by $123,000, or 4.8%, in the first six months of 2020, as compared to the first six months of 2019. Decreases included travel and training categories in which expense was limited by travel and congregation restrictions. Other expenses include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $43,000 to other expenses in the first six months of 2020 compared to $45,000 in the first six months of 2019. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures in place to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $823,000, or 15.2% of pretax income, during the first six months of 2020, as compared to $2,844,000, or 18.7% of pretax income, during the same period in 2019. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes Maryland corporation income taxes. Low-income housing tax credits were $128,000 and $144,000 for the six months ended June 30, 2020 and 2019, respectively.

FINANCIAL CONDITION

Assets totaled $2,412,303,000 at June 30, 2020, compared to $1,720,253,000 at December 31, 2019, and $1,679,305,000 at June 30, 2019. Average earning assets during the six months ended June 30, 2020, increased to $2,040,000,000 from $1,529,000,000 during the same period in 2019. Average interest bearing liabilities increased in 2020 to $1,673,000,000 from $1,159,401,000 in 2019.

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

At June 30, 2020, the securities balance included a net unrealized gain on available for sale securities of $5,232,000, net of taxes, on amortized cost of $250,876,000 versus a net unrealized gain of $1,261,000, net of taxes, on amortized cost of $189,208,000 at December 31, 2019, and a net unrealized gain of $946,000, net of taxes, on amortized cost of $174,490,000 at June 30, 2019. The change in fair value of available for sale securities during 2020 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve reinstituted their Quantitative Easing program in the current C19 crisis; and after increasing the fed funds rate in mid-December 2015 through December 2018 the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing C19 crisis; both action causing the U.S. Treasury yield curve to decrease in the time relevant to the investment securities in the Corporation’s portfolio as of June 30, 2020. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At June 30, 2020, the securities balance included held to maturity securities with an amortized cost of $14,929,000 and a fair value of $15,463,000, as compared to an amortized cost of $19,234,000 and a fair value of $19,281,000 at December 31, 2019, and an amortized cost of $24,722,000 and a fair value of $24,772,000 at June 30, 2019. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to changes in accounting rules, no held to maturity securities were added in the past several years. No held to maturity securities were acquired from FCBI.

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

Loans

Loans outstanding increased by $454,299,000, or 35.5%, from June 30, 2019, to June 30, 2020, and increased by $460,962,000, or 36.2%, from December 31, 2019, to June 30, 2020. The increase year to date is primarily attributable to the FCBI acquisition and active participation in the PPP program, net of selling most new residential mortgages and early payoffs of other loans. The year over year increase in loan volume was a result of active participation in the Paycheck Protection Program (PPP) and the FCBI new loans, net of payoff and paydowns. These results came from the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs were anticipated in the remainder of 2020 from either customers’ cash reserves or refinancing at competing banks and markets, and currently lending actions are continuing while dealing with modifications and the ongoing work involved with the PPP Small Business Administration (SBA) guaranteed loans. During the first six months of 2020, total commercial purpose loans increased and local market portfolio residential mortgages increased, largely from the acquisition of FCBI and active participation in the PPP program. Total commercial purpose segments increased $416,518,000, or 56.1%, as compared to

December 31, 2019. $158,170,000 of this increase was PPP loans written in the second quarter of 2020 to existing ACNB commercial customer base. Otherwise these loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $79,241,000 at June 30, 2020, an increase of 23.5% from $64,137,000 held at the end of 2019; these loans are especially subject to refinancing in a declining rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $44,163,000, or 8.6%, as compared to December 31, 2019. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $560,547,000 total in residential mortgage loans at June 30, 2020, $148,399,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.8% of the portfolio, with automobile-secured loans representing 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the C19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of June 30, 2020, the Corporation had originated approximately 1,400 loans in the amount of $158,170,000 under the PPP. Fee income was received for $6.0 million, before costs, $677,000 was recognized as adjustment to interest income yield in the second quarter and the balance will be recognized in future quarters as an adjustment of interest income yield.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $367,564,000, or 21.2% of total loans, at June 30, 2020. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

•
For 2020 a special unallocated allowance was developed to quantify a current expected incurred loss as a result of C19. The factor considered the loan mix effects of businesses likely to be harder hit by quarantine closure orders, the relative amount of C19 modifications requested to date, the estimated regional infection stage and geopolitical factors. A large unknown in this factor is the expected duration of the quarantine period.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2020 and the resulting allowance at June 30, 2020, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2019 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at June 30, 2020. The amount of the unallocated portion of the allowance was $2,915,000 at June 30, 2020. Before the C19 event, management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, but a large unanticipated charge-off ($2,000,000) with increased risk from the impact of C19 (an additional $2,200,000). The provision for year-to-date June 30, 2020 and 2019, was $6,550,000 and $275,000, respectively. More specifically, as total loans increased from year-end 2019 and the provision expense increased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at June 30, 2020, was $18,353,000, or 1.06% of total loans (1.45% of non-acquired loans), as compared to $14,057,000, or 1.10% of loans, at June 30, 2019, and $13,835,000, or 1.09% of loans, at December 31, 2019. The increase from year-end resulted from charge-offs of $2,032,000 net of recoveries and $6,550,000 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Beginning balance - January 1	$13,835	$13,964	$13,964
Provisions charged to operations	6,550	600	275
Recoveries on charged-off loans	92	188	84
Loans charged-off	(2,124)	(917)	(266)
Ending balance	$18,353	$13,835	$14,057

Loans past due 90 days and still accruing were $2,923,000 and nonaccrual loans were $4,935,000 as of June 30, 2020. $159,000 of the nonaccrual balance at June 30, 2020, were in troubled debt restructured loans. $3,733,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,831,000 at June 30, 2019, while nonaccruals were $2,564,000. $228,000 of the nonaccrual balance at June 30, 2019, was in troubled debt restructured loans. $3,833,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,219,000 at December 31, 2019, while nonaccruals were $3,919,000. $191,000 of the nonaccrual balance at December 31, 2019, were in troubled debt restructured loans. $3,783,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at June 30, 2020, June 30, 2019, and December 31, 2019, were approximately $2,763,000, $1,838,000 and $2,943,000, respectively.

The acquisition of FCBI and New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the second quarter of 2020, a $6,550,000 provision addition to the allowance was necessary due to an unanticipated charge-off of $1,990,000 and a special unallocated allowance for C19 of $2,200,000.

The Corporation has received significant numbers of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to appropriate deferrals or are in the process of doing so. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for C19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to C19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of C19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to C19 to loan customers who were current prior to any relief are not TDRs.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of June 30, 2020, the Corporation had 466 temporary modifications with principal balances totaling $234,636,342.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	347	Up to 6 months	$222,030,594	88.04%
Consumer Purpose	119	Up to 6 months	12,605,748	5.00
	466		$234,636,342

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2020, as compared to December 31, 2019, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2020
Owner occupied commercial real estate	7	$2,944	$113	$—	In market	2008- 2017
Investment/rental residential real estate	3	1,939	—	—	In market	2009 - 2015
Commercial and industrial	1	52	36		In market	2012
Total	11	$4,935	$149	$—

December 31, 2019
Owner occupied commercial real estate	6	$1,845	$—	$—	In market	2007 - 2014
Investment/rental residential real estate	3	2,009	—	—	In market	2009 - 2015
Commercial and industrial	1	65	42	—	In market	2012
Total	10	$3,919	$42	$—

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

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at June 30, 2020.

Owner occupied commercial real estate at June 30, 2020, includes seven unrelated loan relationships. A $1,051,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year. Collateral valuation resulted in a $33,000 specific allocation. An $802,000 loan relationship for a light manufacturing enterprise which was performing when acquired is on hold in bankruptcy court. An unrelated $399,000 credit was added to this category in the second quarter of 2020 when ACNB was notified that property was scheduled for tax sale and subsequent analysis identified the lack of the borrowers’ ability to continue payments. The other loans in this category have balances of less than $270,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2017 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at June 30, 2020, includes three loan relationships totaling $1,939,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $1,650,000 participation loan was added in the fourth quarter of 2019 and appears to be adequately collateralized. Another unrelated loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A third loan added in the third quarter of 2019 involves settling an estate and appears to be adequately collateralized.

There was one impaired commercial and industrial loan at June 30, 2020 with a balance of $52,000 and a specific allocation of $29,000; this loan is currently making payments.

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

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in the first six months of 2020 and 2019, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $789,000 for three properties and borrowers at June 30, 2020, compared to $364,000 for three properties and borrowers at December 31, 2019. The increase in the carrying value was due to the addition of the three properties including one acquired from FCBI after the three properties from 2019 were sold in 2020. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2020; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,032,801,000 as of June 30, 2020.  Deposits increased by $655,524,000, or 47.6%, from June 30, 2019, to June 30, 2020, and increased by $620,541,000, or 43.9%, from December 31, 2019, to June 30, 2020. Deposits acquired from FCBI totaled $374,058,000 on January 11, 2020. Deposits increased in the second quarter of 2020 from PPP proceeds deposited to customer’s accounts and from increased balances in a broad base of accounts from lack of economic activity due to C19. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, it is expected that a return to more normal, lower balances will occur when the economy improves. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2020, short-term Bank borrowings were $33,963,000, as compared to $33,435,000 at December 31, 2019, and $24,137,000 at June 30, 2019. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2019, repurchase agreement balances were up $528,000, or 1.6%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at June 30, 2020 and 2019, or December 31, 2019. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $68,448,000 at June 30, 2020, versus $66,296,000 at December 31, 2019, and $78,288,000 at June 30, 2019. Long-term borrowings decreased 12.6% from June 30, 2019. $17.5 million was the net decrease to FHLB term Bank borrowings to balance loan demand and deposit growth. FHLB fixed-rate term Bank advances that matured after the first quarter of 2019 were not renewed due to adequate deposit funding sources. A second quarter of 2017 $4.6 million Corporation loan was paid down to $1.6 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan at June 30, 2020 was $450,000. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $252,190,000 at June 30, 2020, compared to $189,516,000 at December 31, 2019, and $180,884,000 at June 30, 2019. Shareholders’ equity increased in the first six months of 2020 by $62,674,000 primarily due to the equity consideration of the FCBI acquisition, net of $239,000 in retained earnings from 2020 earnings net of dividends.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.

A $4,233,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.
During the first six months of 2020, ACNB earned $4,574,000 and paid dividends of $4,335,000 for a dividend payout ratio of 94.8%. During the first six months of 2019, ACNB earned $12,330,000 and paid dividends of $3,383,000 for a dividend payout ratio of 27.4%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2020, 6,461 shares were issued under this plan with proceeds in the amount of $170,000. Year-to-date June 30, 2019, 7,824 shares were issued under this plan with proceeds in the amount of $162,000. Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of June 30, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of June 30, 2020, 35,587 shares were issued under this plan and 538,468 shares were available for grant. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2020, and December 31, 2019, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of June 30, 2020, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a C19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted into the CBLR framework on March 31, 2020.

The banking subsidiary’s capital ratios are as follows:

	June 30, 2020	December 31, 2019	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.46%	9.93%	5.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2020, ACNB’s banking subsidiary had a borrowing capacity of approximately $866,538,000 from the FHLB, of which $796,572,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $580,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $33,963,000 and $33,435,000 at June 30, 2020, and December 31, 2019, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2020, the Corporation had unfunded outstanding commitments to extend credit of approximately $393,771,000 and outstanding standby letters of credit of approximately $11,626,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ACNB CORPORATION
ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2020, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of and restrictions on many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for ACNB’s products and services may be significantly adversely impacted, which could adversely and extensively affect ACNB’s revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in ACNB’s loan portfolios and increases in ACNB’s allowance for loan losses, particularly if businesses remain closed or restricted, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, ACNB may be required to recognize further impairments on the securities they hold as well as reductions in other comprehensive income. ACNB’s business operations may also be disrupted if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts ACNB’s business, results of operations, and financial condition, as well as their regulatory capital and liquidity ratios, will depend on the continuing impact of current developments and future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

ACNB continues to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude and duration of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economies and ACNB’s business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on ACNB’s business, financial condition and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended June 30, 2020. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2020, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2020, there were 177,057 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2020, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

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

Exhibit 10.26
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of June 15, 2020. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 19, 2020.)

Exhibit 10.27
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of June 15, 2020. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 19, 2020.)

Exhibit 18
Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	July 31, 2020	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)