Form 10-Q
period 2020-09-30
ACNB CORP
filed 2020-10-30
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

The number of shares of the Registrant’s Common Stock outstanding on October 30, 2020, was 8,703,313.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2020	September 30, 2019	December 31, 2019

ASSETS

Cash and due from banks	$21,163	$22,999	$16,878
Interest bearing deposits with banks	278,490	94,716	97,478

Total Cash and Cash Equivalents	299,653	117,715	114,356

Equity securities with readily determinable fair values	1,880	2,032	2,106
Debt securities available for sale	313,671	184,678	190,837
Securities held to maturity, fair value $14,110; $22,518; $19,281	13,606	22,443	19,234
Loans held for sale	10,043	3,010	2,406
Loans, net of allowance for loan losses $19,200; $13,924; $13,835	1,681,683	1,274,361	1,258,766
Premises and equipment, net	33,180	25,411	25,724
Right of use assets	3,306	3,662	3,502
Restricted investment in bank stocks	3,022	3,905	3,644
Investment in bank-owned life insurance	63,049	50,372	50,663
Investments in low-income housing partnerships	1,411	1,597	1,506
Goodwill	42,108	19,580	19,580
Intangible assets, net	7,578	4,580	4,427
Foreclosed assets held for resale	680	—	364
Other assets	28,179	22,503	23,138

Total Assets	$2,503,049	$1,735,849	$1,720,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$544,332	$322,594	$314,377
Interest bearing	1,571,244	1,095,016	1,097,883

Total Deposits	2,115,576	1,417,610	1,412,260

Short-term borrowings	52,721	41,509	33,435
Long-term borrowings	57,113	72,068	66,296
Lease liabilities	3,292	3,662	3,502
Other liabilities	17,624	14,926	15,244

Total Liabilities	2,246,326	1,549,775	1,530,737

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,765,913, 7,137,139 and 7,141,959 shares issued; 8,703,313, 7,074,539 and 7,079,359 shares outstanding	21,903	17,843	17,855
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	93,895	39,418	39,579
Retained earnings	143,499	135,351	138,663
Accumulated other comprehensive loss	(1,846)	(5,810)	(5,853)

Total Stockholders’ Equity	256,723	186,074	189,516

Total Liabilities and Stockholders’ Equity	$2,503,049	$1,735,849	$1,720,253
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2020	2019	2020	2019

INTEREST AND DIVIDEND INCOME
Loans, including fees	$19,861	$16,057	$59,076	$47,763
Securities:
Taxable	1,198	1,079	3,676	3,078
Tax-exempt	129	31	341	113
Dividends	60	78	205	253
Other	76	452	520	830

Total Interest Income	21,324	17,697	63,818	52,037

INTEREST EXPENSE
Deposits	2,498	2,158	8,166	5,814
Short-term borrowings	15	21	44	73
Long-term borrowings	445	473	1,442	1,470

Total Interest Expense	2,958	2,652	9,652	7,357

Net Interest Income	18,366	15,045	54,166	44,680

PROVISION FOR LOAN LOSSES	1,550	150	8,100	425

Net Interest Income after Provision for Loan Losses	16,816	14,895	46,066	44,255

OTHER INCOME
Commissions from insurance sales	1,688	1,763	4,745	4,997
Service charges on deposit accounts	827	1,017	2,460	2,901
Income from fiduciary, investment management and brokerage activities	659	651	1,982	1,841
Earnings on investment in bank-owned life insurance	365	296	1,090	869
Net (losses) gains on equity securities	(82)	31	(483)	193
Service charges on ATM and debit card transactions	809	652	2,161	1,825
Other	746	531	2,116	1,075

Total Other Income	5,012	4,941	14,071	13,701

OTHER EXPENSES
Salaries and employee benefits	8,625	7,340	25,731	21,494
Net occupancy	857	739	2,709	2,336
Equipment	1,284	1,165	4,039	3,487
Other tax	321	269	967	805
Professional services	265	263	921	746
Supplies and postage	145	163	554	547
Marketing and corporate relations	101	132	442	442
FDIC and regulatory	211	53	397	382
Merger related expenses	—	516	5,965	516
Intangible assets amortization	313	154	951	467
Foreclosed real estate (income) expenses	(89)	46	(182)	(10)
Other operating	1,277	1,134	3,728	3,708

Total Other Expenses	13,310	11,974	46,222	34,920

Income before Income Taxes	8,518	7,862	13,915	23,036

PROVISION FOR INCOME TAXES	1,747	1,552	2,570	4,396

Net Income	$6,771	$6,310	$11,345	$18,640

PER SHARE DATA
Basic earnings	$0.79	$0.89	$1.32	$2.64
Cash dividends declared	$0.25	$0.25	$0.75	$0.73
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019

NET INCOME	$6,771	$6,310	$11,345	$18,640

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(102), $93, $1,025 and $850, respectively	(358)	317	3,613	2,914

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $0 and $0, respectively (A) (C)	—	—	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $37, $48, $113 and $144 respectively (B) (C)	132	165	394	493

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(226)	482	4,007	3,407

TOTAL COMPREHENSIVE INCOME	$6,545	$6,792	$15,352	$22,047

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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2020 and 2019

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2020	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516
Net loss	—	—	—	(1,223)	—	(1,223)
Other comprehensive income, net of taxes	—	—	—	—	3,333	3,333
Common stock shares issued (1,590,547 shares)	3,964	—	53,309	—	—	57,273
Restricted stock compensation expense	—	—	262	—	—	262
Cash dividends declared	—	—	—	(2,167)	—	(2,167)
BALANCE – MARCH 31, 2020	21,819	(728)	93,150	135,273	(2,520)	246,994
Net income	—	—	—	5,797	—	5,797
Other comprehensive income, net of taxes	—	—	—	—	900	900
Common stock shares issued (6,461 shares)	16	—	154	—	—	170
Restricted stock grants (19,472 shares)	49	—	282	—	—	331
Restricted stock compensation expense	—	—	166	—	—	166
Cash dividends declared	—	—	—	(2,168)	—	(2,168)
BALANCE – JUNE 30, 2020	21,884	(728)	93,752	138,902	(1,620)	252,190
Net income	—	—	—	6,771	—	6,771
Other comprehensive loss, net of taxes	—	—	—	—	(226)	(226)
Common stock shares issued (7,474 shares)	19	—	143	—	—	162
Cash dividends declared	—	—		(2,174)	—	(2,174)
BALANCE- SEPTEMBER 30, 2020	$21,903	$(728)	$93,895	$143,499	$(1,846)	$256,723

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137
Net income	—	—	—	5,864	—	5,864
Other comprehensive income, net of taxes	—	—	—	—	1,274	1,274
Common stock shares issued (3,662 shares)	9	—	4	—	—	13
Restricted stock compensation expense	—	—	126	—	—	126
Cash dividends declared	—	—	—	(1,621)	—	(1,621)
BALANCE – MARCH 31, 2019	17,781	(728)	38,578	126,105	(7,943)	173,793
Net income	—	—	—	6,466	—	6,466
Other comprehensive income, net of taxes	—	—	—	—	1,651	1,651
Common stock shares issued (4,162 shares)	11	—	138	—	—	149
Restricted stock grants (16,015 shares)	39	—	352	—	—	391
Restricted stock compensation expense	—	—	196	—	—	196
Cash dividends declared	—	—	—	(1,762)	—	(1,762)
BALANCE – JUNE 30, 2019	17,831	(728)	39,264	130,809	(6,292)	180,884
Net income	—	—	—	6,310	—	6,310
Other comprehensive loss, net of taxes	—	—	—	—	482	482
Common stock shares issued (4,680 shares)	12	—	154	—	—	166
Cash dividends declared	—	—	—	(1,768)	—	(1,768)
BALANCE – SEPTEMBER 30, 2019	$17,843	$(728)	$39,418	$135,351	$(5,810)	$186,074
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,345	$18,640
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(1,279)	(417)
Gain on sales of foreclosed assets held for resale, including writedowns	(80)	(87)
Earnings on investment in bank-owned life insurance	(1,090)	(869)
Loss (gain) on equity securities	483	(193)
Restricted stock compensation expense	428	322
Depreciation and amortization	2,745	2,037
Provision for loan losses	8,100	425
Net amortization of investment securities premiums	597	251
(Increase) decrease in accrued interest receivable	(1,991)	33
(Decrease) increase in accrued interest payable	(896)	1,084
Mortgage loans originated for sale	(92,681)	(14,929)
Proceeds from sales of loans originated for sale	90,373	12,744
Decrease in other assets	2,763	1,730
Increase in deferred tax expense	(1,635)	(2,172)
Increase in other liabilities	936	1,148
Net Cash Provided by Operating Activities	18,118	19,747
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	5,628	4,823
Proceeds from maturities of investment securities available for sale	39,056	12,644
Purchase of investment securities available for sale	(135,939)	(32,079)
Purchase of equity securities	—	(500)
Redemption of restricted investment in bank stocks	1,763	431
Net (increase) decrease in loans	(101,840)	13,667
Purchase of bank-owned life insurance	(400)	(1,500)
Bank acquisition, net of cash acquired	35,262	—
Insurance book- acquisition	(542)	(640)
Capital expenditures	(622)	(605)
Proceeds from sales of premises and equipment	392	33
Proceeds from sales of foreclosed real estate	363	290
Net Cash Used in Investing Activities	(156,879)	(3,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	126,463	20,200
Net increase in time certificates of deposits and interest bearing deposits	202,795	49,318
Net increase in short-term borrowings	19,286	6,861
Proceeds from long-term borrowings	—	7,000
Repayments on long-term borrowings	(18,633)	(18,448)
Dividends paid	(6,509)	(5,151)
Common stock issued	656	719
Net Cash Provided by Financing Activities	324,058	60,499
Net Increase in Cash and Cash Equivalents	185,297	76,810
CASH AND CASH EQUIVALENTS — BEGINNING	114,356	40,905
CASH AND CASH EQUIVALENTS — ENDING	$299,653	$117,715
Supplemental disclosures of cash flow information
Interest paid	$10,548	$6,273
Income taxes paid	$4,150	$3,400
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$135	$48
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$(22,167)	$—
Loans	(333,362)	—
Premises and equipment	(10,959)	—
Investment in bank-owned life insurance	(10,896)	—
Restricted investments in bank stocks	(1,141)	—
Foreclosed assets held for resale	(464)	—
Goodwill	(22,528)	—
Core deposit intangible assets	(3,560)	—
Other assets	(3,086)	—
Non-interest bearing deposits	103,492	—
Interest bearing deposits	270,566	—
Trust preferred debentures	6,000	—
Long term borrowings	3,450	—
Other liabilities	2,637	—
Common shares issued	57,280	—
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its thirty-three community banking offices, including twenty-one community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s financial position and the results of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows. All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2019 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 6, 2020. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2020, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In thousands	For the Nine Months Ended September 30, 2019
Total revenues (net interest income plus non-interest income)	$72,281
Net Income	22,138

Acquisition-related expenses associated with the acquisition of FCBI were $6.0 million for the nine months ended September 30, 2020 and $0 for the three months ended September 30, 2020. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

3.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,616,588 and 7,056,854 weighted average shares of common stock outstanding for the nine months ended September 30, 2020 and 2019, respectively, and 8,694,620 and 7,069,096 for the three months ended September 30, 2020 and 2019, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of September 30, 2020, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2020, 35,587 shares were issued under this plan, of which 17,124 were fully vested and the remaining 18,463 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $143,000 and $140,000 of compensation expenses related to the grants were recognized during the three months ended September 30, 2020 and 2019, respectively. $374,000 and $355,000 of compensation expenses related to the grants were recognized during the nine months ended September 30, 2020 and 2019, respectively.

4.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
In thousands	2020	2019	2020	2019
Service cost	$188	$174	$564	$522
Interest cost	270	303	810	909
Expected return on plan assets	(687)	(637)	(2,061)	(1,911)
Amortization of net loss	169	212	507	637

Net Periodic Benefit (Income) Expense	$(60)	$52	$(180)	$157

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2019, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2020. As of September 30, 2020, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 348 active, vested, terminated and retired persons in the plan.

5.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $9,680,000 in standby letters of credit as of September 30, 2020. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2020, for guarantees under standby letters of credit issued is not material.

6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — SEPTEMBER 30, 2020	$4,874	$(6,720)	$(1,846)
BALANCE — DECEMBER 31, 2019	$1,261	$(7,114)	$(5,853)
BALANCE — SEPTEMBER 30, 2019	$1,263	$(7,073)	$(5,810)

7.    Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2020 and 2019, is as follows:

In thousands	Banking	Insurance	Total
2020
Net interest income and other income from external customers	$63,696	$4,541	$68,237
Income before income taxes	12,993	922	13,915
Total assets	2,490,031	13,018	2,503,049
Capital expenditures	595	27	622

2019
Net interest income and other income from external customers	$53,849	$4,532	$58,381
Income before income taxes	21,705	1,331	23,036
Total assets	1,723,292	12,557	1,735,849
Capital expenditures	598	7	605

Segment information for the three month periods ended September 30, 2020 and 2019, is as follows:

In thousands	Banking	Insurance	Total
2020
Net interest income and other income from external customers	$21,879	$1,499	$23,378
Income before income taxes	8,204	314	8,518
Total assets	2,490,031	13,018	2,503,049
Capital expenditures	17	19	36

2019
Net interest income and other income from external customers	$18,687	$1,299	$19,986
Income before income taxes	7,390	472	7,862
Total assets	1,723,292	12,557	1,735,849
Capital expenditures	323	7	330

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

Amortized cost and fair value of securities at September 30, 2020, and December 31, 2019, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2020
U.S. Government and agencies	$171,191	$2,463	$67	$173,587
Mortgage-backed securities, residential	98,233	3,643	21	101,855
State and municipal	31,704	324	70	31,958
Corporate bonds	6,276	12	17	6,271
	$307,404	$6,442	$175	$313,671

DECEMBER 31, 2019
U.S. Government and agencies	$113,569	$849	$169	$114,249
Mortgage-backed securities, residential	64,699	980	87	65,592
State and municipal	10,940	70	14	10,996
	$189,208	$1,899	$270	$190,837

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2020
U.S. Government and agencies	$2,000	$5	$—	$2,005
Mortgage-backed securities, residential	11,606	499	—	12,105
	$13,606	$504	$—	$14,110
DECEMBER 31, 2019
U.S. Government and agencies	$4,000	$8	$—	$4,008
Mortgage-backed securities, residential	15,234	76	37	15,273
	$19,234	$84	$37	$19,281

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2020
SEPTEMBER 30, 2020
CRA Mutual Fund	$1,045	$25	$—	$1,070
Stock in other banks	1,318	—	508	810
	$2,363	$25	$508	$1,880

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2019
SEPTEMBER 30, 2019
CRA Mutual Fund	$1,012	$38	$—	$1,050
Stock in other banks	827	155	—	982
	$1,839	$193	$—	$2,032

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2019
DECEMBER 31, 2019
CRA Mutual Fund	$1,012	$33	$—	$1,045
Stock in other banks	827	234	—	1,061
	$1,839	$267	$—	$2,106

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020, and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2020
U.S. Government and agencies	$47,335	$67	$—	$—	$47,335	$67
Mortgage-backed securities, residential	9,312	21	—	—	9,312	21
State and municipal	10,569	70	—	—	10,569	70
Corporate bond	3,000	17	—	—	3,000	17
	$70,216	$175	$—	$—	$70,216	$175

DECEMBER 31, 2019
U.S. Government and agencies	$—	$—	$47,425	$169	$47,425	$169
Mortgage-backed securities, residential	16,208	82	1,424	5	17,632	87
State and municipal	3,233	13	502	1	3,735	14
	$19,441	$95	$49,351	$175	$68,792	$270

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2020
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

DECEMBER 31, 2019
Mortgage-backed securities, residential	$6,587	$24	$3,161	$13	$9,748	$37
	$6,587	$24	$3,161	$13	$9,748	$37

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2020, ten available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 1% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2020, ten available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 3% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2020, sixteen available for sale state and municipal securities had unrealized losses that individually did not exceed 3% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2020, two corporate bond had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2020, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2020, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$81,650	$82,188	$2,000	$2,005
Over 1 year through 5 years	50,455	52,078	—	—
Over 5 years through 10 years	47,327	47,592	—	—
Over 10 years	29,739	29,958	—	—
Mortgage-backed securities, residential	98,233	101,855	11,606	12,105
	$307,404	$313,671	$13,606	$14,110

The Corporation did not sell any securities available for sale during the first nine months of 2020 or 2019.

At September 30, 2020, and December 31, 2019, securities with a carrying value of $283,258,000 and $162,946,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for the previous twelve quarters for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

•lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;

•national, regional and local economic and business conditions, as well as the condition of various market segments, including the impact on the value of underlying collateral for collateral dependent loans;

•the nature and volume of the portfolio and terms of loans;

•the experience, ability and depth of lending management and staff;

•the volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,

•the existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2020, and December 31, 2019:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Originated Loans
Commercial and industrial	$283,746	$10,404	$2,719	$—	$296,869
Commercial real estate	433,327	29,851	12,875	—	476,053
Commercial real estate construction	34,977	2,149	—	—	37,126
Residential mortgage	350,776	4,499	179	—	355,454
Home equity lines of credit	83,431	515	—	—	83,946
Consumer	12,249	—	—	—	12,249
Total Originated Loans	1,198,506	47,418	15,773	—	1,261,697
Acquired Loans
Commercial and industrial	44,486	2,077	1,579	—	48,142
Commercial real estate	262,972	11,587	3,462	—	278,021
Commercial real estate construction	12,495	746	—	—	13,241
Residential mortgage	67,195	3,654	2,177	—	73,026
Home equity lines of credit	24,867	52	428	—	25,347
Consumer	1,409	—	—	—	1,409
Total Acquired Loans	413,424	18,116	7,646	—	439,186
Total Loans
Commercial and industrial	328,232	12,481	4,298	—	345,011
Commercial real estate	696,299	41,438	16,337	—	754,074
Commercial real estate construction	47,472	2,895	—	—	50,367
Residential mortgage	417,971	8,153	2,356	—	428,480
Home equity lines of credit	108,298	567	428	—	109,293
Consumer	13,658	—	—	—	13,658
Total Loans	$1,611,930	$65,534	$23,419	$—	$1,700,883

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2019
Originated Loans
Commercial and industrial	$132,791	$12,249	$716	$—	$145,756
Commercial real estate	414,077	28,264	9,595	—	451,936
Commercial real estate construction	22,905	1,272	—	—	24,177
Residential mortgage	364,814	6,279	251	—	371,344
Home equity lines of credit	92,372	627	83	—	93,082
Consumer	13,331	—	—	—	13,331
Total Originated Loans	1,040,290	48,691	10,645	—	1,099,626
Acquired Loans
Commercial and industrial	3,007	374	178	—	3,559
Commercial real estate	100,199	11,537	3,376	—	115,112
Commercial real estate construction	1,542	697	—	—	2,239
Residential mortgage	33,349	2,089	1,555	—	36,993
Home equity lines of credit	14,603	45	317	—	14,965
Consumer	107	—	—	—	107
Total Acquired Loans	152,807	14,742	5,426	—	172,975
Total Loans
Commercial and industrial	135,798	12,623	894	—	149,315
Commercial real estate	514,276	39,801	12,971	—	567,048
Commercial real estate construction	24,447	1,969	—	—	26,416
Residential mortgage	398,163	8,368	1,806	—	408,337
Home equity lines of credit	106,975	672	400	—	108,047
Consumer	13,438	—	—	—	13,438
Total Loans	$1,193,097	$63,433	$16,071	$—	$1,272,601

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Balance at beginning of period	$642	$891
Acquisitions of impaired loans	354	—
Reclassification from non-accretable differences	258	393
Accretion to loan interest income	(495)	(607)
Balance at end of period	$759	$677

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

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2020, and December 31, 2019:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2020
Commercial and industrial	$46	$46	$23	$—	$—
Commercial real estate	2,747	2,747	213	7,698	8,373
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	—	—
	$2,793	$2,793	$236	$7,799	$8,474

DECEMBER 31, 2019
Commercial and industrial	$65	$65	$42	$—	$—
Commercial real estate	—	—	—	7,383	7,383
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	171	171
Home equity lines of credit	—	—	—	83	83
	$65	$65	$42	$7,637	$7,637

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2020 and 2019:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
September 30, 2020
Commercial and industrial	$26	$—	$23	$—
Commercial real estate	2,210	—	6,075	42
Commercial real estate construction	—	—	1,173	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	22	3
	$2,236	$—	$7,394	$45

September 30, 2019
Commercial and industrial	$36	$—	$—	$—
Commercial real estate	—	—	6,163	136
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	430	8
Home equity lines of credit	—	—	47	—
	$36	$—	$6,640	$144

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2020 and 2019:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
September 30, 2020
Commercial and industrial	$44	$—	$12	$—
Commercial real estate	1,370	—	6,707	157
Commercial real estate construction	—	—	586	—
Residential mortgage	—	—	118	7
Home equity lines of credit	—	—	49	3
	$1,414	$—	$7,472	$167

September 30, 2019
Commercial and industrial	$18	$—	$—	$—
Commercial real estate	—	—	6,435	454
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	484	8
Home equity lines of credit	—	—	23	—
	$18	$—	$6,942	$462

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2020, and December 31, 2019, the table below excludes $7.0 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	September 30, 2020	December 31, 2019
Commercial and industrial	$46	$65
Commercial real estate	6,738	3,600
Commercial real estate construction	—	—
Residential mortgage	101	171
Home equity lines of credit	—	83
	$6,885	$3,919

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and nine months ended September 30, 2020 and 2019. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,850,000 and $4,016,000 at September 30, 2020 and September 30, 2019, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at September 30, 2020 and September 30, 2019, were $143,000 and $207,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at September 30, 2020 and September 30, 2019, which total $3,707,000 and $3,809,000, respectively. As of September 30, 2020 and 2019, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2020 and 2019. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000. All other troubled debt restructured loans were current as of September 30, 2020, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of September 30, 2020, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2020 and December 31, 2019, totaled $509,000 and $822,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2020, and December 31, 2019:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2020
Originated Loans
Commercial and industrial	$21	$—	$1	$22	$296,847	$296,869	$—
Commercial real estate	1,442	143	1,789	3,374	472,679	476,053	18
Commercial real estate construction	—	—	—	—	37,126	37,126	—
Residential mortgage	235	306	1,299	1,840	353,614	355,454	1,180
Home equity lines of credit	196	—	58	254	83,692	83,946	58
Consumer	83	18	—	101	12,148	12,249	—
Total originated loans	1,977	467	3,147	5,591	1,256,106	1,261,697	1,256
Acquired Loans
Commercial and industrial	—	177	23	200	47,942	48,142	23
Commercial real estate	286	47	—	333	277,688	278,021	—
Commercial real estate construction	—	—	—	—	13,241	13,241	—
Residential mortgage	231	372	399	1,002	72,024	73,026	399
Home equity lines of credit	470	—	65	535	24,812	25,347	65
Consumer	4	—	—	4	1,405	1,409	—
Total acquired loans	991	596	487	2,074	437,112	439,186	487
Total Loans
Commercial and industrial	21	177	24	222	344,789	345,011	23
Commercial real estate	1,728	190	1,789	3,707	750,367	754,074	18
Commercial real estate construction	—	—	—	—	50,367	50,367	—
Residential mortgage	466	678	1,698	2,842	425,638	428,480	1,579
Home equity lines of credit	666	—	123	789	108,504	109,293	123
Consumer	87	18	—	105	13,553	13,658	—
Total Loans	$2,968	$1,063	$3,634	$7,665	$1,693,218	$1,700,883	$1,743

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2019
Originated Loans
Commercial and industrial	$16	$—	$4	$20	$145,736	$145,756	$4
Commercial real estate	325	2,247	1,286	3,858	448,078	451,936	—
Commercial real estate construction	78	—	—	78	24,099	24,177	—
Residential mortgage	1,625	949	1,232	3,806	367,538	371,344	1,061
Home equity lines of credit	141	77	—	218	92,864	93,082	—
Consumer	38	8	19	65	13,266	13,331	19
Total originated loans	2,223	3,281	2,541	8,045	1,091,581	1,099,626	1,084
Acquired Loans
Commercial and industrial	—	23	—	23	3,536	3,559	—
Commercial real estate	1,063	—	—	1,063	114,049	115,112	—
Commercial real estate construction	—	—	—	—	2,239	2,239	—
Residential mortgage	293	257	120	670	36,323	36,993	120
Home equity lines of credit	236	93	15	344	14,621	14,965	15
Consumer	—	—	—	—	107	107	—
Total acquired loans	1,592	373	135	2,100	170,875	172,975	135
Total Loans
Commercial and industrial	16	23	4	43	149,272	149,315	4
Commercial real estate	1,388	2,247	1,286	4,921	562,127	567,048	—
Commercial real estate construction	78	—	—	78	26,338	26,416	—
Residential mortgage	1,918	1,206	1,352	4,476	403,861	408,337	1,181
Home equity lines of credit	377	170	15	562	107,485	108,047	15
Consumer	38	8	19	65	13,373	13,438	19
Total Loans	$3,815	$3,654	$2,676	$10,145	$1,262,456	$1,272,601	$1,219

    The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2020
Allowance for Loan Losses
Beginning balance – July 1, 2020	$2,656	$8,135	$251	$3,074	$661	$661	$2,915	$18,353
Charge-offs	(14)	(675)	—	—	—	(63)	—	(752)
Recoveries	3	—	—	—	28	18	—	49
Provisions (credits)	430	2,272	222	504	58	134	(2,070)	1,550
Ending balance – September 30, 2020	$3,075	$9,732	$473	$3,578	$747	$750	$845	$19,200

Beginning balance – January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,048)	(675)	—	—	—	(153)	—	(2,876)
Recoveries	78	6	—	—	29	28	—	141
Provisions	2,645	3,708	175	1,023	99	225	225	8,100
Ending balance – September 30, 2020	$3,075	$9,732	$473	$3,578	$747	$750	$845	$19,200
Ending balance: individually evaluated for impairment	$23	$213	$—	$—	$—	$—	$—	$236
Ending balance: collectively evaluated for impairment	$3,052	$9,519	$473	$3,578	$747	$750	$845	$18,964

Loans Receivable
Ending balance	$345,011	$754,074	$50,367	$428,480	$109,293	$13,658	$—	$1,700,883
Ending balance: individually evaluated for impairment	$46	$10,445	$—	$101	$—	$—	$—	$10,592
Ending balance: collectively evaluated for impairment	$344,965	$743,629	$50,367	$428,379	$109,293	$13,658	$—	$1,690,291

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2019
Allowance for Loan Losses
Beginning balance – July 1, 2019	$2,462	$6,412	$262	$2,746	$625	$688	$862	$14,057
Charge-offs	(28)	—	—	(36)	(174)	(61)	—	(299)
Recoveries	4	5	—	—	—	7	—	16
Provisions (credits)	88	(4)	89	(69)	159	20	(133)	150
Ending balance – September 30, 2019	$2,526	$6,413	$351	$2,641	$610	$654	$729	$13,924

Beginning balance – January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(130)	—	—	(42)	(225)	(168)	—	(565)
Recoveries	25	5	—	1	8	61	—	100
Provisions (credits)	34	200	148	(132)	216	69	(110)	425
Ending balance – September 30, 2019	$2,526	$6,413	$351	$2,641	$610	$654	$729	$13,924
Ending balance: individually evaluated for impairment	$48	$—	$—	$—	$—	$—	$—	$48
Ending balance: collectively evaluated for impairment	$2,478	$6,413	$351	$2,641	$610	$654	$729	$13,876

Loans Receivable
Ending balance	$163,718	$557,655	$28,061	$415,277	$109,630	$13,944	$—	$1,288,285
Ending balance: individually evaluated for impairment	$72	$6,578	$—	$212	$93	$—	$—	$6,955
Ending balance: collectively evaluated for impairment	$163,646	$551,077	$28,061	$415,065	$109,537	$13,944	$—	$1,281,330

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2019
Allowance for Loan Losses
Ending balance	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Ending balance: individually evaluated for impairment	$42	$—	$—	$—	$—	$—	$—	$42
Ending balance: collectively evaluated for impairment	$2,358	$6,693	$298	$2,555	$619	$650	$620	$13,793

Loans Receivable
Ending balance	$149,315	$567,048	$26,416	$408,337	$108,047	$13,438	$—	$1,272,601
Ending balance: individually evaluated for impairment	$65	$7,383	$—	$171	$83	$—	$—	$7,702
Ending balance: collectively evaluated for impairment	$149,250	$559,665	$26,416	$408,166	$107,964	$13,438	$—	$1,264,899

Loan Modifications/Troubled Debt Restructurings/COVID-19

The Corporation has received a significant number of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to many such deferrals or are in the process of doing so. Under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of September 30, 2020, the Corporation had 65 temporary modifications with principal balances totaling $64,845,189.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	46	Up to 6 months	$63,048,586	24.56%
Consumer Purpose	19	Up to 6 months	1,796,603	0.70
	65		$64,845,189

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

The following table provides information with respect to the Corporation’s Commercial loans by industry at September 30, 2020 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

Type of Loans	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Tier 1 Capital
Lessors of Commercial Real Estate	14	$20,303,477	1.19%	7.91%
Lessors of Residential Real Estate	1	18,066	0.00	0.01
Hospitality Industry (Hotels/Bed & Breakfast)	10	27,958,983	1.64	10.89
Food Services Industry	4	5,680,652	0.33	2.21
Other	17	9,087,408	0.53	3.54
	46	$63,048,586	3.69%	24.56%

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

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of September 30, 2020, the Corporation had originated approximately 1,440 applications for $160,857,603 of loans under the PPP. Fee income was approximately $6 million, before costs. The Corporation recognized $741,000 of PPP income during the third quarter of 2020, and $1,417,000 through September 30, 2020. The remaining amount will be recognized in future quarters.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at September 30, 2020, and December 31, 2019, are as follows:

		September 30, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$173,587	$—	$173,587	$—
Mortgage-backed securities, residential		101,855	—	101,855	—
State and municipal		31,958	—	31,958	—
Corporate bonds		6,271	—	6,271	—
Total securities available for sale	Recurring	$313,671	$—	$313,671	$—
Equity securities with readily determinable fair values	Recurring	$1,880	$1,880	$—	$—
Collateral dependent impaired loans	Nonrecurring	$12,170	$—	$—	$12,170

		December 31, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$114,249	$—	$114,249	$—
Mortgage-backed securities, residential		65,592	—	65,592	—
State and municipal		10,996	—	10,996	—
Total securities available for sale	Recurring	$190,837	$—	$190,837	$—
Equity securities with readily determinable fair values	Recurring	$2,106	$2,106	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,806	$—	$—	$3,806

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2020
Impaired loans	$12,170	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(19)%

December 31, 2019
Impaired loans	$3,806	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(15)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2020:

	September 30, 2020
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,163	$21,163	$11,080	$10,083	$—
Interest-bearing deposits in banks	278,490	278,490	278,490	—	—
Equity securities available for sale	1,880	1,880	1,880	—	—
Investment securities available for sale	313,671	313,671	—	313,671	—
Investment securities held to maturity	13,606	14,110	—	14,110	—
Loans held for sale	10,043	10,043	—	10,043	—
Loans, less allowance for loan losses	1,681,683	1,732,710	—	—	1,732,710
Accrued interest receivable	7,317	7,317	—	7,317	—
Restricted investment in bank stocks	3,022	3,022	—	3,022	—

Financial liabilities:
Demand deposits and savings	1,634,803	1,634,803	—	1,634,803	—
Time deposits	480,773	486,460	—	486,460	—
Short-term borrowings	52,721	52,721	—	52,721	—
Long-term borrowings	46,113	47,263	—	47,263	—
Trust preferred subordinated debt	11,000	9,890	—	9,890	—
Accrued interest payable	1,919	1,919	—	1,919	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2020, and December 31, 2019:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$52,721	$—	$52,721	$(52,721)	$—	$—

December 31, 2019
Repurchase agreements
Commercial customers and government entities	(a)	$33,435	$—	$33,435	$(33,435)	$—	$—

(a) As of September 30, 2020, and December 31, 2019, the fair value of securities pledged in connection with repurchase agreements was $55,468,000 and $34,582,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2020:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$52,721	$—	$—	$—	$52,721
Total	$52,721	$—	$—	$—	$52,721

12.    Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	September 30, 2020	December 31, 2019
FHLB advances	$41,716	$58,716
Loan payable to local bank	1,457	1,830
Loan payable to local bank	240	750
Loan payable variable rate	2,700	—
Trust preferred subordinated debt	5,000	5,000
Trust preferred subordinated debt	6,000	—
	$57,113	$66,296

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2020 to 2023 with a weighted average rate of 2.31%.

The first loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the

Wall Street Journal Prime Rate minus 0.25%, 3.00% at September 30, 2020. Principal shall be payable when and in amounts demanded by the bank. The principal balance of this note may be prepaid at any time without penalty.

The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is October 10, 2020, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$10,432	$7,082
New Windsor core deposit intangibles	2,418	1,264
FCBI core deposit intangibles	3,560	486

The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The annual analysis is scheduled to occur within the fourth quarter of 2020. At September 30, 2020, ACNB cannot project the outcome of the annual analysis.

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

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities – ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $399,544,000 and $373,479,000 at September 30, 2020 and 2019, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

The majority of trust services revenue is earned and collected monthly, with the amount determined based on the investment funds in each trust multiplied by a fee schedule for type of trust. Each trust has one integrated set of performance obligations so no allocation is required. The performance obligation is met by performing the identified fiduciary service. Successful performance is confirmed by ongoing internal and regulatory control, measurement is by valuing the trust assets at a monthly date to which a fee schedule is applied. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The costs of acquiring trust customers are incremental and recognized within non-interest expense in the consolidated statements of income.

Service charges on deposit accounts – Deposits are included as liabilities in the consolidated balance sheets. Service charges on deposit accounts include: overdraft fees, which are charged when customers overdraw their accounts beyond available funds; automated teller machine (ATM) fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. Incremental costs of obtaining deposit contracts are not significant and are recognized as expense when incurred within non-interest expense in the consolidated statements of income.

Interchange revenue from debit card transactions - The Corporation issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within non-interest expense in the consolidated statements of income.

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

The ASU removes the following disclosures:

•the amounts in accumulated other comprehensive income that the entity expects to recognize in net periodic benefit cost during the next fiscal year;

•the amount and timing of plan assets expected to be returned to the employer; and,

•certain related party disclosures.

The ASU clarifies the following disclosure requirements:

•the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets must be disclosed; and,

•the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets must be disclosed.

The ASU adds the following disclosure requirements:

•the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and,

•an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2019. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the nine months ended September 30, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2020, compared to Quarter ended September 30, 2019

Executive Summary

Net income for the three months ended September 30, 2020, was $6,771,000, compared to net income of $6,310,000 for the same quarter in 2019, an increase of $461,000 or 7.3%. Basic earnings per share for the three month period was $0.79 in 2020 and $0.89 in 2019, or a 11.2% decrease. The higher net income for the third quarter of 2020 was primarily a result of higher net interest income. Net interest income for the quarter ended September 30, 2020 increased $3,321,000, or 22.1%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $1,550,000 for the quarter ended September 30, 2020, compared to $150,000 for the same quarter in 2019, based on the adequacy analysis including estimation of COVID-19 losses (that even though not realized are believed to be embedded in the loan portfolio), resulting in an allowance to total loans of 1.13% (1.52% of non-acquired loans) at September 30, 2020. Other income increased $71,000, or 1.4%, due in part to increases in bank fees from selling mortgages into the secondary market. Other expenses increased $1,336,000, or 11.2%, due in part to increased staffing expense in connection with the acquisition of Frederick County Bancorp, Inc. in the Frederick County, Maryland market (FCBI) in January 2020, including increases in customer contact salaries/benefits and other expenses for the larger organization. During the third quarter of 2020 there were $0 in merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020. Although profitable, ACNB was profoundly impacted by the COVID-19 events, as were all community banks.

Net Interest Income

Net interest income totaled $18,366,000 for the three months ended September 30, 2020, compared to $15,045,000 for the same period in 2019, an increase of $3,321,000, or 22.1%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $3,627,000, or 20.5%, due to the acquisition of FCBI increasing average earning assets, in addition to volume from organic growth and increased purchase accounting adjustments net of decreased rates due to market events. The increase in interest expense resulted from deposit rate increases in addition to FCBI related and organic deposit growth. Increased loans outstanding was a result of active participation in the SBA Payroll Protection Program (PPP), the acquisition of FCBI and a concerted effort by management to offset the recent year trend of the market area’s heightened competition and the COVID-19 related declines in the U.S. Treasury yields and other market driver interest rates. The third quarter saw much lower market yields and the difference between longer term rates and shorter term rates was generally modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases. An amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2020; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of COVID-19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, as economic conditions in the Corporation’s marketplace eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarter, rates on transaction, savings and time deposits were sharply cut in order to better match the equally steep decline in earning asset rates. Interest expense increased $306,000, or 11.5%, due to the acquisition of FCBI and higher organic volume net of lower rates on transaction deposits, certificate of deposit rates increases and by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the third quarter of 2020 was 2.78% compared to 3.58% during the same period in 2019. Also comparing the third quarter of 2020 to 2019, the yield on interest earning assets decreased by 0.75% and the cost of interest bearing liabilities decreased by 0.05%. The net interest margin was 3.21% for the third quarter of 2020 and 3.80% for the third quarter of 2019. The net interest margin decrease was net of higher purchase accounting adjustments which increased 21 basis points, but was decreased by sharp market rate decreases and less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets.

Average earning assets were $2,273,000,000 during the third quarter of 2020, an increase of $702,000,000 from the average for the third quarter of 2019. Average interest bearing liabilities were $1,789,000,000 in the third quarter of 2020, an increase of $603,000,000 from the same period in 2019. Non-interest demand deposits increased $239,000,000 on average. All increases were in large part due to the acquisition of FCBI; deposit increases were also a result of COVID-19 related slow economic activity that tend to concentrate increased liquidity into the banking system, including PPP loan proceeds.

Provision for Loan Losses

The provision for loan losses was $1,550,000 in the third quarter of 2020 and $150,000 in the third quarter of 2019. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the FCBI acquisition or the New Windsor Bancorp, Inc. acquisition in 2017 (New Windsor), which were recorded at fair value as the acquisition dates. Total impaired loans at September 30, 2020 were 37.5% higher when compared to December 31, 2019. Nonaccrual loans increased by 75.7%, or $2,966,000, since December 31, 2019; all substandard loans increased by 45.7% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The third quarter 2020 provision was calculated to be much higher due to the qualitative factor developed that attempts to measure the impact of the COVID-19 pandemic related closure of and impact of restrictions on many of the Bank’s business customers for an extended and undetermined time period. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimated increase in this qualitative factor for this event was approximately $900,000 for a total of $1,550,000 in provision expense. The remainder of the provision was due to higher loss history from the 2020 charge-offs, increased economic conditions qualitative factors, and adjustment to the New Windsor acquired portfolio. Otherwise Management concluded that before the COVID-19 pandemic and the unanticipated deficiencies in the unsecured loans, the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factors. This same analysis concluded that the unallocated allowance should be in the same range in 2020 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2020, the Corporation had net charge-offs of $703,000, as compared to net charge-offs of $283,000 for the third quarter of 2019.

Other Income

Total other income was $5,012,000 for the three months ended September 30, 2020, up $71,000, or 1.4%, from the third quarter of 2019. Fees from deposit accounts decreased by $190,000, or 18.7%, due to COVID-19-related decrease in economic activity that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $157,000 or 24.1%, to $809,000 due to FCBI inclusion in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the general COVID-19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $659,000 for the three months ended September 30, 2020, as compared to $651,000 for the third quarter of 2019, a 1.2% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance increased by $69,000, or 23.3%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $75,000, or 4.3%, to $1,688,000 during the period due to lower insurance carrier contingent commissions and variations in commission volume, net of volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2020 were $317,000, or 57% lower than 2019, due to specific claims at RIG and trends in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Estimation of upcoming contingent commissions is not practicable at September 30, 2020. There were no gains or losses on sales of securities during the third quarter of 2020 and 2019. A $82,000 net loss was recognized on local bank and CRA-related equity securities during the third quarter of 2020 due to COVID-19 related market value changes in publicly-traded stocks, compared to a $31,000 net gain during the third quarter of 2019. Other income in the three months ended September 30, 2020, was up by $215,000, or 40.5%, to $746,000 due to higher sales of residential mortgages, net of other fee income variances, mostly volume related.

Other Expenses

Other expenses for the quarter ended September 30, 2020 were $13,310,000, an increase of $1,336,000 or 11.2%.

The largest component of other expenses is salaries and employee benefits, which increased by $1,285,000, or 17.5%, when comparing the third quarter of 2020 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•continuing to pay all customer-facing staff despite COVID-19 slow activity due to a competitive labor market;

•the customer-facing staff retained to service the FCBI market;

•increased business and locations at RIG;

•increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•varying performance-based commissions, restricted stock grants and incentives;

•market changes in actively managing employee benefit plan costs, including health insurance;

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was down by $112,000, or 215.4%, when comparing the three months ended September 30, 2020, to the three months ended September 30, 2019, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at good at the 2019 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $118,000, or 16.0% during the period, mostly due to additional offices included in the FCBI acquisition. Equipment expense increased by $119,000, or 10.2%, due to tech equipment expenditures including those for the FCBI market. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home proved invaluable.

Professional services expense totaled $265,000 during the third quarter of 2020, as compared to $263,000 for the same period in 2019, an increase of $2,000, or 0.8%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $101,000 for the third quarter of 2020, or 23.5% lower, as compared to the same period of 2019. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expense recovery (from prior year losses) was $(89,000) and $46,000 for the three months ended September 30, 2020 and 2019, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher expense recovery in 2020 was related to expense recoveries through final liquidation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2020 depending on the unknown expenses related to new properties acquired and final disposition. Foreclosure actions could be delayed in the COVID-19 environment.

Other tax expense increased by $52,000, or 19.3%, comparing the three months ended September 30, 2020 and 2019, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with retained earnings equity. Supplies and postage expense decreased by 11.0% due to variation in timing of sporadic refills. FDIC and regulatory expense increased 298.1% due to prior periods use of credits that will not repeat in future periods. Intangible amortization increased 103.2% due to the FCBI acquisition and new RIG books of business purchases. Other operating expenses increased by $143,000, or 12.6%, in the third quarter of 2020, as compared to the third quarter of 2019. Increases included electronic banking, insurance and lending related costs. In addition, other expenses include the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $47,000 to other expenses in the third quarter of 2020 compared to $37,000 in the third quarter of 2019. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,747,000, or 20.5% of pretax income, during the third quarter of 2020, as compared to $1,552,000, or 19.7% of pretax income, during the same period in 2019. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $66,000 and $72,000 for the three months ended September 30, 2020 and 2019, respectively.

Nine Months ended September 30, 2020, compared to Nine Months ended September 30, 2019

Executive Summary

Net income for the nine months ended September 30, 2020, was $11,345,000, compared to $18,640,000 for the same nine months in 2019, a decrease of $7,295,000 or 39.1%. Basic earnings per share for the nine month period was $1.32 in 2020 and $2.64 in 2019 or a 50.0% decrease over the prior period. The lower net income for the first three quarters of 2020 was primarily a result of merger related expenses in the first quarter and higher provision expense. Net interest income for the nine months ended September 30, 2020 increased $9,486,000, or 21.2%, as increases in total interest income were greater than increases in total interest expense. Provision for loan losses was $8,100,000 for the nine months ended September 30, 2020, compared to $425,000 for the same nine months in 2019, based on the adequacy analysis including estimation of COVID-19 related losses (that even though not realized are believed could be embedded in the loan portfolio), resulting in an allowance to total loans of 1.13% (1.52% of non-acquired loans) at September 30, 2020. Other income increased $370,000, or 2.7%, due to increased sale of residential mortgages into the secondary market. Other expenses increased $11,302,000, or 32.4%, due in large part to merger and conversion expenses for the acquisition of FCBI, increases in salaries and benefits and other expenses for a larger organization. During the nine months ended September 30, 2020, there were $5,965,000 in first quarter merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020.

Net Interest Income

Net interest income totaled $54,166,000 for the nine months ended September 30, 2020, compared to $44,680,000 for the same period in 2019, an increase of $9,486,000, or 21.2%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $11,781,000, or 22.6%, due to the acquisition of FCBI increasing average earning assets, in addition to volume from organic growth (including the SBA Paycheck Protection Program (PPP)) and increased purchase accounting adjustments net of decreased rates due to market events. The increase in interest expense resulted from FCBI related addition and organic deposit growth net of deposit rate decreases. Increased loans outstanding was a result of the active participation in the PPP enacted in response to the COVID-19 crisis, to the acquisition of FCBI and to concerted effort by management to offset the recent year trend of the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. The first three quarters of 2020 saw much lower market yields and the difference between longer term rates and shorter term rates was modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during the first nine months of 2020; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, during the recent quarter, rates on transaction, savings and time deposits were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense increased $2,295,000, or 31.2%, due to the FCBI acquisition and large organic volume and year over year rates variances, partially offset by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict the operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first nine months of 2020 was 3.18% compared to 3.66% during the same period in 2019. Also comparing the first nine months of 2020 to 2019, the yield on interest earning assets decreased by 0.48% and the cost of interest bearing liabilities decreased by 0.00%. The net interest margin was 3.42% for the first nine months of 2020 and 3.87% for the first nine months of 2019. The net interest margin decrease was net of higher purchase accounting adjustments which increased 23 basis points, but was decreased by less loans as a percentage in the earning asset mix and more lower yielding PPP loans, investments and liquidity assets.

Average earning assets were $2,117,000,000 during the first nine months of 2020, an increase of $574,000,000 from the average for the first nine months of 2019. Average interest bearing liabilities were $1,531,000,000 in the first nine months of 2020, an increase of $361,000,000 from the same period in 2019. Non-interest demand deposits increased $168,000,000 on average. All increases were in large part due to the acquisition of FCBI and to the COVID-19 related effect of money parked in the banking system during government-mandated shutdowns.

Provision for Loan Losses

The provision for loan losses was $8,100,000 in the first nine months of 2020 and $425,000 in the first nine months of 2019. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses does not include the loans acquired from the FCBI acquisition or the New Windsor Bancorp Inc. acquisition in 2017 (New Windsor), which were recorded at fair value as of the acquisition dates. Total impaired loans at September 30, 2020 were 37.5% higher compared to December 31, 2019. Nonaccrual loans increased by 75.7%, or $2,966,000, since December 31, 2019; all substandard loans increased by 45.7% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The first nine months of 2020 provision was calculated to be much higher due to higher charge-offs including a first quarter charge-off of a $2,000,000 loan after the death of the borrower and a third quarter COVID-19 related $675,000 charge-off based on principal forgiveness to achieve a projected fourth quarter loan payoff. The second cause for the large increase was a qualitative factor developed that attempts to measure the impact of the COVID-19 pandemic related closure of and impact of restrictions on many of the Bank’s business customers for an undetermined time period. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimation of the qualitative factor for this event was approximately $3,100,000, for a total of $8,100,000 in provision expense. The remainder was due to the above-mentioned charge-offs, increase in economic qualitative factors, and adjustment to the New Windsor acquired portfolio. Otherwise, Management concluded that before the COVID-19 pandemic and the unanticipated deficiencies in the unsecured loans, the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factor. This same analysis concluded that the unallocated allowance should be in the same range in 2020 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2020, the Corporation had net charge-offs of $2,735,000, as compared to net charge-offs of $465,000 for the first nine months of 2019.

Other Income

Total other income was $14,071,000 for the nine months ended September 30, 2020, up $370,000, or 2.7%, from the first nine months of 2019. Fees from deposit accounts decreased by $441,000, or 15.2%, due to COVID-19 related slow economic conditions that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $336,000 or 18.4%, to $2,161,000 due to variations in volume and mix, including the new FCBI market. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the general COVID-19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,982,000 for the nine months ended September 30, 2020, as compared to $1,841,000 for the first nine months of 2019, a 7.7% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance increased by $221,000, or 25.4%, as a result of more insurance in place and varying crediting rates. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $252,000 from lower contingent commissions, or 5.0%, to $4,745,000 during the period that experienced increased commission volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions in 2020 were lower than 2019 due to specific sporadic loss events at RIG and the higher losses in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. There were no gains or losses on sales of securities during the first nine months of 2020 and 2019. A $483,000 net loss was recognized on local bank and CRA-related equity securities during the first nine months of 2020 due to the COVID-19 related market value changes in publicly-traded stocks, compared to a $193,000 net gain during the first nine months of 2019. Other income in the nine months ended September 30, 2020, was up by $1,041,000, or 96.8%, to $2,116,000 due to higher sales of residential mortgages and net other fee income increases, mostly volume related.

Other Expenses

Other expenses for the nine months ended September 30, 2020 were $46,222,000, an increase of $11,302,000 or 32.4%. Acquisition and integration costs related to the FCBI acquisition totaled $5,965,000 for the first nine months of 2020 compared to $516,000 for the first nine months of 2019. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included severance payments to FCBI staff separated by the merger, consultant costs to integrate FCBI systems into ACNB’s and the cost to terminate all FCBI core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.

Other than acquisition and integration costs, the largest component of other expenses is salaries and employee benefits, which increased by $4,237,000, or 19.7%, when comparing the first nine months of 2020 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•replacing and maintaining customer-facing staff through the COVID-19 event due to a competitive labor market;

•the customer-facing staff retained to service the FCBI market;

•increased business and locations at RIG;

•increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•normal merit increases to employees and associated payroll taxes;

•varying performance-based commissions, restricted stock grants and incentives;

•market changes in actively managing employee benefit plan costs, including health insurance;

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was down by $337,000, or 214.6%, when comparing the nine months ended September 30, 2020, to the nine months ended September 30, 2019, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions (equity markets were at good at the 2019 year-end valuation date) and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $373,000, or 16.0%, mostly due to additional offices as part of the FCBI acquisition. Equipment expense increased by $552,000, or 15.8%, due to tech equipment expenditures including those for the FCBI market. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home is currently proving invaluable.

Professional services expense totaled $921,000 during the first nine months of 2020, as compared to $746,000 for the same period in 2019, an increase of $175,000, or 23.5%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $442,000 for the first nine months of 2020 and 2019. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products; and to promote and inform the FCBI marketplace of the ACNB acquisition, and ACNB’s products and systems.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense recovery was $182,000 and $10,000 for the nine months ended September 30, 2020 and 2019, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher net expense recovery in 2020 was related to varying expenses on unrelated properties and varying expense recoveries (some expenses were incurred in prior years) through liquidation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2020 depending on the unknown expenses related to new properties acquired and final disposition. Foreclosure actions could be delayed in the COVID-19 related environment.

Other tax expense increased by $162,000, or 20.1%, comparing the nine months ended September 30, 2020 and 2019, in part due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with retained earnings equity. Supplies and postage expense increased by 1.3% due to variation in timing of sporadic refills. FDIC and regulatory expense increased 3.9% caused by FDIC credits received in past periods based on the FDIC fund reaching a particular funding ratio; this credit will not likely repeat in future periods depending on the change in the funding ratio. Intangible amortization increased 103.6% due to the FCBI acquisition and new RIG books of business purchases. Other operating expenses increased by $20,000, or 0.5%, in the first nine months of 2020, as compared to the first nine months of 2019. Decreases included travel and training categories in which expense was limited by travel and congregation restrictions. Other expenses including the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $91,000 to other expenses in the first nine months of 2020 compared to $83,000 in the first nine months of 2019. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures in place to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $2,570,000, or 18.5% of pretax income, during the first nine months of 2020, as compared to $4,396,000, or 19.1% of pretax income, during the same period in 2019. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years includes Maryland corporation income taxes. Low-income housing tax credits were $193,000 and $215,000 for the nine months ended September 30, 2020 and 2019, respectively.

FINANCIAL CONDITION

Assets totaled $2,503,049,000 at September 30, 2020, compared to $1,720,253,000 at December 31, 2019, and $1,735,849,000 at September 30, 2019. Average earning assets during the nine months ended September 30, 2020, increased to $2,117,000,000 from $1,543,050,000 during the same period in 2019. Average interest bearing liabilities increased in 2020 to $1,531,000,000 from $1,170,000,000 in 2019.

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

At September 30, 2020, the securities balance included a net unrealized gain on available for sale securities of $4,874,000, net of taxes, on amortized cost of $307,404,000 versus a net unrealized gain of $1,261,000, net of taxes, on amortized cost of $189,208,000 at December 31, 2019, and a net unrealized gain of $1,263,000, net of taxes, on amortized cost of $183,046,000 at September 30, 2019. The change in fair value of available for sale securities during 2020 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve reinstituted their Quantitative Easing program in the current COVID-19 crisis; and after increasing the fed funds rate in mid-December 2015 through December 2018 the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis; both action causing the U.S. Treasury yield curve to decrease in the time relevant to the investment securities in the Corporation’s portfolio as of September 30, 2020. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At September 30, 2020, the securities balance included held to maturity securities with an amortized cost of $13,606,000 and a fair value of $14,110,000, as compared to an amortized cost of $19,234,000 and a fair value of $19,281,000 at December 31, 2019, and an amortized cost of $22,443,000 and a fair value of $22,518,000 at September 30, 2019. The held to maturity securities are U.S. government agency debentures and pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to changes in accounting rules, no held to maturity securities were added in the past several years. No held to maturity securities were acquired from FCBI.

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

Loans

Loans outstanding increased by $412,598,000, or 32.0%, from September 30, 2019, to September 30, 2020, and increased by $428,282,000, or 33.7%, from December 31, 2019, to September 30, 2020. The increase year to date is primarily attributable to the FCBI acquisition and active participation in the Paycheck Protection Program (PPP), net of selling most new residential mortgages and early payoffs of other loans. The year over year increase in loan volume was a result of active participation in the PPP and the FCBI new loans, net of payoff and paydowns. These results came from the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite intense competition. In all periods, residential real estate lending and refinance activity was sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs were anticipated in the remainder of 2020 from either customers’ cash reserves or refinancing at competing banks and markets, and currently lending actions are continuing while dealing with modifications and the ongoing work involved with the PPP Small Business Administration (SBA) guaranteed loans. During the first nine months of 2020, total commercial purpose loans increased and local market portfolio residential mortgages increased, largely from the acquisition of FCBI and active participation in the PPP program. Total commercial purpose segments increased $406,673,000, or 54.8%, as compared to December 31, 2019. $160,037,000 of this increase was PPP loans written in 2020 to existing ACNB commercial customer base. Otherwise these loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $73,839,000 at September 30, 2020, an increase of 15.1% from $64,137,000 held at the end of 2019; these loans are especially subject to refinancing in a declining rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, increased by $21,389,000, or 4.1%, as compared to December 31, 2019. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $537,773,000 total in residential mortgage loans at September 30, 2020, $41,483,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.8% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of September 30, 2020, the Corporation had originated approximately 1,440 loans in the amount of $160,857,603 under the PPP. Fee income was received for $6,100,000, before costs, $1,417,000 was recognized as adjustment to interest income yield through the third quarter of 2020 and the balance will be recognized in future quarters as an adjustment of interest income yield.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $364,944,000, or 21.5% of total loans, at September 30, 2020. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

Management assigns internal risk ratings for each commercial lending relationship. Utilizing historical loss experience, adjusted for changes in trends, conditions, and other relevant factors, management derives estimated losses for non-rated and non-classified loans. When management identifies impaired loans with uncertain collectibility of principal and interest, it evaluates a specific reserve on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

•adverse situations that may affect the borrower’s ability to repay;

•the current estimated fair value of underlying collateral; and,

•prevailing market conditions.

If management determines a loan is not impaired, a specific reserve allocation is not required. Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous twelve quarters for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

•lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;

•national, regional and local economic and business conditions, as well as the condition of various market segments, including the impact on the value of underlying collateral for collateral dependent loans;

•nature and volume of the portfolio and terms of loans;

•experience, ability and depth of lending management and staff;

•volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,

•existence and effect of any concentrations of credit and changes in the level of such concentrations.

•For 2020 a special unallocated allowance was developed to quantify a current expected incurred loss as a result of the COVID-19 crisis. The factor considered the loan mix effects of businesses likely to be harder hit by quarantine closure orders, the relative amount of COVID-19 related modifications requested to date, the estimated regional infection stage and geopolitical factors. A large unknown in this factor is the expected duration of the quarantine period.

Management determines the unallocated portion of the allowance for loan losses, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based on the following criteria:

•the risk of imprecision in the specific and general reserve allocations;

•the perceived level of consumer and small business loans with demonstrated weaknesses for which it is not practicable to develop specific allocations;

•other potential exposure in the loan portfolio;

•variances in management’s assessment of national, regional and local economic conditions; and,

•other internal or external factors that management believes appropriate at that time, such as COVID-19.

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2020 and the resulting allowance at September 30, 2020, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2019 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2020. The amount of the unallocated portion of the allowance was $845,000 at September 30, 2020. Before the COVID-19 event, management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, but the large unanticipated charge-offs ($2,665,000) with increased risk from the impact of the COVID-19 crisis (an additional $3,100,000). The provision for year-to-date September 30, 2020 and 2019, was $8,100,000 and $425,000, respectively. More specifically, as total loans increased from year-end 2019 and the provision expense increased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Upon adoption, the change in this accounting guidance could result in an increase in the Corporation’s allowance for loan losses and require the Corporation to record loan losses more rapidly. In October 2019, FASB voted to delay implementation of the CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules until January 1, 2023. As a result ACNB will likely be able to defer implementation of the CECL standard for a period of time.

The allowance for loan losses at September 30, 2020, was $19,200,000, or 1.13% of total loans (1.52% of non-acquired loans), as compared to $13,924,000, or 1.08% of loans, at September 30, 2019, and $13,835,000, or 1.09% of loans, at December 31, 2019. The increase from year-end resulted from charge-offs of $2,735,000 net of recoveries and $8,100,000 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019
Beginning balance – January 1	$13,835	$13,964	$13,964
Provisions charged to operations	8,100	600	425
Recoveries on charged-off loans	141	188	100
Loans charged-off	(2,876)	(917)	(565)
Ending balance	$19,200	$13,835	$13,924

Loans past due 90 days and still accruing were $1,743,000 and nonaccrual loans were $6,885,000 as of September 30, 2020. $143,000 of the nonaccrual balance at September 30, 2020, were in troubled debt restructured loans. $3,707,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,731,000 at September 30, 2019, while nonaccruals were $3,146,000. $207,000 of the nonaccrual balance at September 30, 2019, was in troubled debt restructured loans. $3,809,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,219,000 at December 31, 2019, while nonaccruals were $3,919,000. $191,000 of the nonaccrual balance at December 31, 2019, were in troubled debt restructured loans. $3,783,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at September 30, 2020, September 30, 2019, and December 31, 2019, were approximately $5,181,000, $2,754,000 and $2,943,000, respectively.

The acquisition of FCBI and New Windsor loans at fair value did not require a provision expense. More specifically, even with the manageable level of nonaccrual loans and with substandard loans in the third quarter of 2020, a $8,100,000 provision addition to the allowance was necessary due to unanticipated charge-offs of $2,665,000 and a special allowance for COVID-19 of $3,126,000.

The Corporation has received significant numbers of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to appropriate deferrals or are in the process of doing so. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 related modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of September 30, 2020, the Corporation had 65 temporary modifications with principal balances totaling $64,845,189.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	46	Up to 6 months	$63,048,586	24.56%
Consumer Purpose	19	Up to 6 months	1,796,603	0.70
	65		$64,845,189

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2020, as compared to December 31, 2019, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2020
Owner occupied commercial real estate	8	$5,239	$95	$675	In market	2008- 2017
Investment/rental residential real estate	3	1,600	118	—	In market	2009 - 2015
Commercial and industrial	1	46	23	—	In market	2012
Total	12	$6,885	$236	$675

December 31, 2019
Owner occupied commercial real estate	6	$1,845	$—	$—	In market	2007 - 2014
Investment/rental residential real estate	3	2,009	—	—	In market	2009 - 2015
Commercial and industrial	1	65	42	—	In market	2012
Total	10	$3,919	$42	$—

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

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at September 30, 2020.

Owner occupied commercial real estate at September 30, 2020, includes eight unrelated loan relationships. A $1,051,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year. Collateral valuation resulted in a $22,000 specific allocation. An unrelated $2,199,000 relationship in the recreational industry was added in the third quarter of 2020 after the Bank negotiated an impending, which occurred during October, payoff after forgiving and charging off $675,000. An unrelated $802,000 loan relationship for a light manufacturing enterprise which was performing when acquired is on hold in bankruptcy court. An unrelated $395,000 credit was added to this category in the second quarter of 2020 when ACNB was notified that property was scheduled for tax sale and subsequent analysis identified the lack of the borrowers’ ability to continue payments. The other loans in this category have balances of less than $260,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2017 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

Investment/rental residential real estate at September 30, 2020, includes three unrelated loan relationships totaling $1,600,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One $1,311,000 participation loan (after partial payoff in the third quarter 2020) was added in the fourth quarter of 2019 and appears to be adequately collateralized. Another unrelated loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A third loan added in the third quarter of 2019 involves settling an estate and appears to be adequately collateralized.

There was one impaired commercial and industrial loan at September 30, 2020 with a balance of $46,000 and a specific allocation of $23,000; this loan is currently making payments.

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

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in the first nine months of 2020 and 2019, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $680,000 for two properties and unrelated borrowers at September 30, 2020, compared to $364,000 for three properties and borrowers at December 31, 2019. The increase in the carrying value was due to the addition of the two properties including one acquired from FCBI after the three properties from 2019 were sold in 2020. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2020; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,115,576,000 as of September 30, 2020. Deposits increased by $697,966,000, or 49.2%, from September 30, 2019, to September 30, 2020, and increased by $703,316,000, or 49.8%, from December 31, 2019, to September 30, 2020. Deposits acquired from FCBI totaled $374,058,000 on January 11, 2020. Deposits increased in the third quarter of 2020 from PPP proceeds deposited to customer’s accounts and from increased balances in a broad base of accounts from lack of economic activity due to the COVID-19 event. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, it is expected that a return to more normal, lower balances will occur when the economy improves. ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. Alternatively, if rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2020, short-term Bank borrowings were $52,721,000, as compared to $33,435,000 at December 31, 2019, and $41,509,000 at September 30, 2019. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2019, repurchase agreement balances were up $19,286,000, or 57.7%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2020 and 2019, or December 31, 2019. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $57,113,000 at September 30, 2020, versus $66,296,000 at December 31, 2019, and $72,068,000 at September 30, 2019. Long-term borrowings decreased 20.8% from September 30, 2019. $22.5 million was the net decrease to FHLB term Bank borrowings to balance loan demand and deposit growth. FHLB fixed-rate term Bank advances that matured after the first quarter of 2019 were not renewed due to adequate deposit funding sources. A second quarter of 2017 $4.6 million Corporation loan was paid down to $1.5 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan at September 30, 2020 was $240,000. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $256,723,000 at September 30, 2020, compared to $189,516,000 at December 31, 2019, and $186,074,000 at September 30, 2019. Shareholders’ equity increased in the first nine months of 2020 by $67,207,000 primarily due to the equity consideration and issuance of the FCBI acquisition, net of $4,836,000 in retained earnings from 2020 earnings net of dividends.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.

A $4,007,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.
During the first nine months of 2020, ACNB earned $11,345,000 and paid dividends of $6,509,000 for a dividend payout ratio of 57.4%. During the first nine months of 2019, ACNB earned $18,640,000 and paid dividends of $5,151,000 for a dividend payout ratio of 27.6%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2020, 13,935 shares were issued under this plan with proceeds in the amount of $332,000. Year-to-date September 30, 2019, 12,504 shares were issued under this plan with proceeds in the amount of $328,000. Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of September 30, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of September 30, 2020, 35,587 shares were issued under this plan and 538,468 shares were available for grant. Proceeds are used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2020, and December 31, 2019, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance effective January 1, 2014. The final rules call for the following capital requirements:

•a minimum ratio of common Tier 1 capital to risk-weighted assets of 4.5%;

•a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%;

•a minimum ratio of total capital to risk-weighted assets of 8.0%; and,

•a minimum leverage ratio of 4.0%.

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

The Corporation calculated regulatory ratios as of September 30, 2020, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework on September 30, 2020.

The banking subsidiary’s capital ratios are as follows:

	September 30, 2020	December 31, 2019	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.22%	9.93%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	13.04%	14.13%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.04%	14.13%	8.00%
Total risk-based capital ratio	14.17%	15.28%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2020, ACNB’s banking subsidiary had a borrowing capacity of approximately $863,976,000 from the FHLB, of which $805,010,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $589,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $52,721,000 and $33,435,000 at September 30, 2020, and December 31, 2019, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2020, the Corporation had unfunded outstanding commitments to extend credit of approximately $381,841,000 and outstanding standby letters of credit of approximately $9,680,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

Acquisition of Frederick County Bancorp, Inc.

ACNB Corporation, the parent financial holding company of ACNB Bank, a Pennsylvania state-chartered, FDIC-insured community bank, headquartered in Gettysburg, Pennsylvania, completed the acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland, effective January 11, 2020. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank operates in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank”.

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

With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.2 billion in assets, $1.8 billion in deposits, and $1.6 billion in loans with 33 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A – Risk Factors.

RECENT DEVELOPMENTS

BANK SECRECY ACT (BSA) – The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Effective May 11, 2018, the Bank began compliance with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation’s banking subsidiary has a BSA and USA PATRIOT Act compliance program commensurate with its risk profile and appetite.

TAX CUTS AND JOBS ACT – On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. ACNB anticipates that this tax rate change should reduce its federal income tax liability in future years, as it did in 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017, resulting in an approximately $1.7 million reduction to earnings in 2017.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK) – In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank was intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the banking subsidiary’s interest expense. Among the provisions that are likely to affect ACNB are the following:

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

ABILITY-TO-REPAY AND QUALIFIED MORTGAGE RULE – Pursuant to Dodd-Frank as highlighted above, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine the consumer’s ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and, (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages and, as a result, generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. The impact of the final rule, and the subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation’s business.

DEPARTMENT OF DEFENSE MILITARY LENDING RULE – In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families. This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees. The rule requires financial institutions to verify whether customers are military personnel subject to the rule. The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation’s business.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2019. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4 – CONTROLS AND PROCEDURES

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2020, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of and restrictions on many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for ACNB’s products and services have been and may continue to be significantly adversely impacted, which could adversely and extensively affect ACNB’s revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in ACNB’s loan portfolios and increases in ACNB’s allowance for loan losses, particularly if businesses remain restricted or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, ACNB may be required to recognize further impairments on the securities they hold as well as reductions in other comprehensive income. ACNB’s business operations may also be disrupted if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts ACNB’s business, results of operations, and financial condition, as well as their regulatory capital and liquidity ratios, will depend on the continuing impact of current developments and future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

DUE TO ACNB’S PARTICIPATION IN THE U.S. SMALL BUSINESS ADMINISTRATION (SBA) PAYCHECK PROTECTION PROGRAM (PPP), ACNB IS SUBJECT TO ADDITIONAL RISKS OF LITIGATION FROM ITS CLIENTS OR OTHER PARTIES REGARDING THE PROCESSING OF LOANS FOR THE PPP AND RISKS THAT THE SBA MAY NOT FUND SOME OR ALL PPP LOAN GUARANTIES.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. ACNB participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes ACNB to risks relating to noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, ACNB may be exposed to the risk of litigation, from both clients and non-clients that approached ACNB regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against ACNB and is not resolved in a manner favorable to ACNB, it may result in significant financial liability or adversely affect ACNB’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on ACNB’s business, financial condition and results of operations.

ACNB also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by ACNB, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by ACNB, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from ACNB.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended September 30, 2020. The maximum number of shares that may yet be purchased under this stock repurchase plan is 57,400.

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2020, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2020, there were 184,531 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2020, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.

ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.

ITEM 5 – OTHER INFORMATION – NOTHING TO REPORT.

ITEM 6 – EXHIBITS

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

Exhibit 10.3
Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Kimberly S. Chaney, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, Daniel W. Potts, Marian B. Schultz, D. Arthur Seibel, Jr., David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.4
Amended and Restated Director Deferred Fee Plan — Applicable to Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, Marian B. Schultz, David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.28
Form of Exhibit B Split Dollar Policy Endorsement to the Amended and Restated Director Supplemental Life Insurance Plan dated November 27, 2018. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report of Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 18
Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 31.1	Chief Executive Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 31.2	Chief Financial Officer Certification of Quarterly Report on Form 10-Q.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION (Registrant)

Date:	October 30, 2020	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)