Form 10-K
period 2020-12-31
ACNB CORP
filed 2021-03-05
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2020
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company		☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2020, was approximately $219,025,336.
The number of shares of the registrant’s common stock outstanding on March 5, 2021, was 8,709,393.
Documents Incorporated by Reference
Portions of the registrant’s 2021 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-K may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Coronavirus Response and Relief Supplemental Appropriations Act, the Coronavirus Aid, Relief, and Economic Security Act, the Tax Cuts and Jobs Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation’s market areas; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS
ACNB CORPORATION
ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank (Bank), Gettysburg, Pennsylvania, and Russell Insurance Group, Inc. (RIG), Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 21 community banking offices, located in the four southcentral Pennsylvania counties of Adams, Cumberland, Franklin and York, as well as loan offices in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. NWSB Bank, a division of ACNB Bank operating in Maryland, serves the local marketplace with a network of seven community banking offices located in Carroll County, Maryland. FCB Bank, a division of ACNB Bank operating in Maryland, serves the local marketplace with a network of five community banking offices located in Frederick County, Maryland. RIG, the Corporation’s insurance subsidiary, is a full-service agency with licenses in 44 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Germantown and Jarrettsville, Maryland, and Gettysburg, Pennsylvania.

ACNB Corporation was formed in 1982, then became the bank holding company for Adams County National Bank (now ACNB Bank) in 1983. The Corporation purchased RIG, its insurance subsidiary, in 2005. On July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland. On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Frederick, Maryland.
ACNB’s major source of unconsolidated operating funds is dividends that it receives from its subsidiaries. ACNB’s unconsolidated expenses consist principally of losses from low-income housing investments. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank, ACNB Bank.
ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.
The common stock of ACNB is listed on The NASDAQ Capital Market under the symbol ACNB.
Frederick County Bancorp, Inc. Acquisition
On January 11, 2020, ACNB completed the acquisition of Frederick County Bancorp, Inc. (FCBI), a bank holding company based in Frederick, Maryland. In addition, Frederick County Bank, a Maryland state-chartered bank and FCBI’s wholly-owned subsidiary, merged with and into ACNB Bank. The acquisition was valued at $57.9 million and resulted in ACNB issuing 1,590,547 shares of common stock to FCBI shareholders.
BANKING SUBSIDIARY
ACNB Bank
ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank’s principal market areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County and Frederick County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area’s economy. At December 31, 2020, ACNB Bank had total assets of $2,541,000,000, total gross loans of $1,638,000,000, total deposits of $2,193,000,000, and total equity capital of $252,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.
The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2020, the Bank has a total of 20 community banking offices in Pennsylvania, including 13 offices in Adams County, five offices in York County, one office in Cumberland County, and one office in Franklin County. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. NWSB Bank, a division of ACNB Bank, serves its local marketplace via a network of seven community banking offices located in Carroll County, Maryland. FCB Bank, a division of ACNB Bank, serves its marketplace via a network of five community banking offices located in Frederick County, Maryland. The Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank’s deposits.
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
A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, ACNB Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $277,000,000 at December 31, 2020.
In addition to ACNB Bank Trust & Investment Services, under the umbrella of ACNB Wealth Management, the Bank offers retail brokerage services through a third-party provider as a result of the acquisition of New Windsor State Bank effective

July 1, 2017. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2020, total assets under management with the broker/dealer were $159,000,000.
NONBANKING SUBSIDIARIES
Russell Insurance Group, Inc.
ACNB Corporation’s wholly-owned subsidiary, Russell Insurance Group, Inc., is a full-service insurance agency that offers a broad range of property, casualty, health, life and disability insurance to both commercial and personal clients with licenses in 44 states. Based in Westminster, Maryland, RIG has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. RIG operates additional locations in Germantown and Jarrettsville, Maryland, and Gettysburg, Pennsylvania. Total assets of RIG as of December 31, 2020, were $13,803,000.
RIG is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S — “Segment and Related Information”.
MARKET AREA ECONOMIC FEATURES AND CONDITIONS
ACNB Corporation’s major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of Franklin County, Pennsylvania, and all of Carroll County and Frederick County, Maryland. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and similar to the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate during 2020 averaged 4.82% in the subsidiary bank’s six-county marketplace, while it was 6.70% overall in Pennsylvania and 6.70% in the United States.
COMPETITION
The financial services industry in ACNB’s market area is highly competitive, including competition for similar products and services from commercial banks, thrifts, credit unions, finance and mortgage companies, and other nonbank providers of financial services. Several of ACNB’s competitors have legal lending limits that exceed those of ACNB’s subsidiary bank, as well as funding sources in the capital markets that exceed ACNB’s availability. The high level of competition has resulted from changes in the legal and regulatory environment, as well as from the economic climate, customer expectations, and service alternatives via the internet. There are 86 publicly-traded banks in Pennsylvania and Maryland, 17 have greater market share than ACNB. In addition, there are 10 thrift institutions and numerous credit unions in Pennsylvania and Maryland, some with greater market share.
SUPERVISION AND REGULATION
Regulation of Bank Holding Company and Subsidiaries
BANK HOLDING COMPANY ACT OF 1956 — ACNB is a financial holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve.
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

Further, the Bank Holding Company Act restricts ACNB’s nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbanking subsidiaries of financial holding companies.
GRAMM-LEACH-BLILEY ACT OF 1999 (GLBA) — The Gramm-Leach-Bliley Act of 1999 eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, the Gramm-Leach-Bliley Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the Bank Holding Company Act to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or, complementary to financial activities if the Federal Reserve determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general.
REGULATION W — Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. ACNB Corporation and Russell Insurance Group, Inc. are considered to be affiliates of ACNB Bank.
USA PATRIOT ACT OF 2001 (USA PATRIOT Act) — In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
SARBANES-OXLEY ACT OF 2002 (SOA) — In 2002, the Sarbanes-Oxley Act of 2002 became law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law.
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
The SOA addresses, among other matters:
•Audit committees for all reporting companies;

•Certification of financial statements by the chief executive officer and the chief financial officer;

•The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

•A prohibition on insider trading during pension plan blackout periods;

•Disclosure of off-balance sheet transactions;

•A prohibition on personal loans to directors and officers;

•Expedited filing requirements for SEC Forms 4;

•Disclosure of a code of ethics and filing an SEC Form 8-K for a change or waiver of such code;

•“Real time” filing of periodic reports;

•Formation of a public accounting oversight board;

•Auditor independence; and,

•Increased criminal penalties for violations of securities laws.
The SEC has been delegated the task of enacting rules to implement various provisions of the SOA with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.
TAX CUTS AND JOBS ACT — On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. ACNB anticipates that this tax rate change should reduce its federal income tax liability in future years, as it did in 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017, resulting in an approximately $1.7 million reduction to earnings in 2017.
AMERICAN JOBS CREATION ACT OF 2004 — In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on ACNB is not material.
BANK SECRECY ACT (BSA) — Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000 and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA, or for filing a false or fraudulent report.
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
DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT (DODD-FRANK) — In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank was intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase

ACNB’s operating and compliance costs and could increase the Bank’s interest expense. Among the provisions that are likely to affect ACNB are the following:
Holding Company Capital Requirements
Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness. For further information, please refer to Regulatory Capital Changes in Management’s Discussion and Analysis.
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
DEPARTMENT OF DEFENSE MILITARY LENDING RULE — In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families. This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees. The rule requires financial institutions to verify whether customers are military personnel subject to the rule. The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation’s business.
FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991 — Under the Federal Deposit Insurance Corporation Act of 1991, any depository institution, including the subsidiary bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy the minimum capital requirement.
FEDERAL RESERVE ACT — A subsidiary bank of a bank holding company is subject to certain restrictions and reporting requirements imposed by the Federal Reserve Act, including:
•Extensions of credit to the bank holding company, its subsidiaries, or principal shareholders;

•Investments in the stock or other securities of the bank holding company or its subsidiaries; and,

•Taking such stock or securities as collateral for loans.

COMMUNITY REINVESTMENT ACT OF 1977 (CRA) — Under the Community Reinvestment Act of 1977, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low- and moderate-income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating like “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA) — The Federal Deposit Insurance Corporation Improvement Act requires that institutions be classified, based on their risk-based capital ratios, into one of five defined categories, as follows and as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized.

	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0%*
Undercapitalized	<8.0%	<4.0%	<4.0%*
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%
_______________________________
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
In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:
•A minimum ratio of common Tier 1 capital to risk-weighted assets of 4.5%.

•A minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%.

•A minimum ratio of total capital to risk-weighted assets of 8.0%.

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

A more in-depth discussion of how these new capital rules affect ACNB Corporation appears under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
JUMPSTART OUR BUSINESS STARTUPS ACT (JOBS ACT) — In 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:
•Raising the threshold requiring registration under the Securities Exchange Act of 1934 (Exchange Act) for banks and bank holding companies from 500 to 2,000 holders of record;

•Raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;

•Raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•Permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

•Allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and,

•Creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

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

ACCOUNTING POLICY DISCLOSURE
Disclosure of the Corporation’s significant accounting policies is included in Note A — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses which is located in Note D — “Loans and Allowance for Loan Losses” in the Notes to Consolidated Financial Statements.
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
STATISTICAL DISCLOSURES
The following statistical disclosures are included in Management’s Discussion and Analysis, Item 7 hereof, and are incorporated by reference in this Item 1:
•Interest Rate Sensitivity Analysis

•Interest Income and Expense, Volume and Rate Analysis

•Investment Portfolio

•Loan Maturity and Interest Rate Sensitivity

•Loan Portfolio

•Allocation of Allowance for Loan Losses

•Deposits

•Short-Term Borrowings
AVAILABLE INFORMATION
The Corporation’s reports, proxy statements, and other information are available for inspection and copying at the SEC Office of Investor Education and Advocacy at 100 F Street, NE, Washington, DC 20549, at prescribed rates. The public may obtain information from the Office of Investor Education and Advocacy by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website to access this information is sec.gov/edgar.
Upon a shareholder’s written request, a copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Lynda L. Glass, Executive Vice President/Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, PA 17325, or visit our website at investor.acnb.com.
EMPLOYEES
As of December 31, 2020, ACNB had 396 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.
ACQUISITIONS
ACNB Corporation and its subsidiaries have pursued inorganic growth opportunities. On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor), a bank holding company based in Taneytown, Maryland. Immediately thereafter, New Windsor State Bank, a Maryland state-chartered bank and New Windsor’s wholly-owned subsidiary, merged with and into ACNB Bank. ACNB Bank operates in the Carroll County, Maryland, market as “NWSB

Bank, A Division of ACNB Bank”. This acquisition was valued at $33.3 million and resulted in ACNB issuing $4.5 million in cash and 938,360 shares of common stock to New Windsor shareholders.
Additionally, on January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank operates in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank”.
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

ITEM 1A—RISK FACTORS
COVID-19 PANDEMIC RISKS
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
ACNB continues to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude and duration of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economies and ACNB’s business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on ACNB’s business, financial condition, and results of operations.
DUE TO ACNB’S PARTICIPATION IN THE U.S. SMALL BUSINESS ADMINISTRATION (SBA) PAYCHECK PROTECTION PROGRAM (PPP), ACNB IS SUBJECT TO ADDITIONAL RISKS OF LITIGATION FROM ITS CLIENTS OR OTHER PARTIES REGARDING THE PROCESSING OF LOANS FOR THE PPP AND RISKS THAT THE SBA MAY NOT FUND SOME OR ALL PPP LOAN GUARANTIES.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. ACNB participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes ACNB to risks relating to noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, ACNB may be exposed to the risk of litigation, from both clients and non-clients that approached ACNB regarding PPP loans, relative to its process and procedures used in processing applications for the PPP. If any such litigation is filed against ACNB and is not resolved in a manner favorable to ACNB, it may result in significant financial liability or adversely affect ACNB’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP related litigation could have a material adverse impact on ACNB’s business, financial condition, and results of operations.

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
CREDIT RISKS
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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on ACNB’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on ACNB’s financial condition and results of operations.
ACNB IS SUBJECT TO CREDIT RISK.
As of December 31, 2020, approximately 68% of ACNB’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.
ACNB’S ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT.
ACNB maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and, unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review ACNB’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-

offs in future periods exceed the allowance for loan losses, ACNB will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on ACNB’s financial condition and results of operations.
BUSINESS RISKS
COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB’S PROFITABILITY.
ACNB’s banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, mortgage banking companies, and other lenders. Many of its competitors enjoy advantages, including greater financial resources with higher lending limits, wider geographic presence, more branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.
In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions, and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of ACNB’s competitors enjoy advantages, including greater financial resources, wider geographic presence, more aggressive marketing campaigns, better brand recognition, more branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. These competitors may offer higher interest rates than ACNB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the subsidiary’s ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.
ACNB’s banking subsidiary also competes with nonbank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and agencies, and governmental organizations which may offer more favorable terms. Some of its nonbank competitors are not subject to the same extensive regulations that govern ACNB’s banking operations. As a result, such nonbank competitors may have advantages over ACNB’s banking subsidiary in providing certain products and services. This competition may reduce or limit ACNB’s margins on banking services, reduce its market share, and adversely affect its earnings and financial condition.
THE BASEL III CAPITAL REQUIREMENTS MAY REQUIRE ACNB TO MAINTAIN HIGHER LEVELS OF CAPITAL, WHICH COULD REDUCE ACNB’S PROFITABILITY.

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over future years and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support the Corporation’s business risk profile prior to final implementation of the Basel III standards. If ACNB and the subsidiary bank are required to maintain higher levels of capital, ACNB and the subsidiary bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to ACNB and the subsidiary bank and adversely impact ACNB’s financial condition and results of operations.

THE CORPORATION’S OPERATIONS OF ITS BUSINESS, INCLUDING ITS TRANSACTIONS WITH CUSTOMERS, ARE INCREASINGLY DONE VIA ELECTRONIC MEANS, AND THIS HAS INCREASED ITS RISKS RELATED TO CYBERSECURITY.

The Corporation is exposed to the risk of cyberattacks in the normal course of business. In addition, the Corporation is exposed to cyberattacks on vendors and merchants that affect the Corporation and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems. While ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While the Corporation has not incurred any material losses related to cyberattacks, nor is it aware of any specific or threatened cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyberattacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support ACNB’s business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.
ACNB’S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED.
Management regularly reviews and updates ACNB’s internal controls, disclosure controls, and procedures, as well as corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of ACNB’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on ACNB’s business, financial condition, and results of operations.
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
NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT ACNB TO ADDITIONAL RISKS.
From time to time, ACNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, ACNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of ACNB’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on ACNB’s business, financial condition, and results of operations.
ACNB MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.
ACNB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by ACNB can be intense, and ACNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of ACNB’s key personnel could have a material adverse impact on ACNB’s business because the Corporation would no longer have the benefit of their skills, knowledge of ACNB’s market, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel. ACNB and/or one of its subsidiaries currently has employment agreements, including covenants not to compete, with the following named executive officers: its President & Chief Executive Officer; Executive Vice President/Secretary & Chief Governance Officer; Executive Vice President/Treasurer & Chief Financial Officer; and, the Executive Vice President/Chief Lending & Revenue Officer of ACNB Bank.
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
ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is an other-than-temporary impairment. If ACNB determines that the decline is an other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings for credit related impairment. Non-credit related reductions in the value of a security do not require a write down of the value through earnings unless ACNB intends to, or is required to, sell the security. Changes in the expected cash flows related to the credit related piece of the investment of a security in ACNB’s investment portfolio or a prolonged price decline may result in ACNB’s conclusion in future periods that an impairment is other than temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other than temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.
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
Accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted.
Goodwill, which has an indefinite useful life, is evaluated pursuant to ASC Topic 350, Intangibles — Goodwill and Other, for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted. ACNB performs an annual evaluation to determine if there is goodwill impairment.
ACNB IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING ACTIVITIES.
A significant portion of ACNB’s banking subsidiary loan portfolio is secured by real property. During the ordinary course of business, ACNB may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, ACNB may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require ACNB to incur substantial expense and may materially reduce the affected property’s value or limit ACNB’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase ACNB’s exposure to environmental liability. Although ACNB has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on ACNB’s financial condition and results of operations.
ACNB’S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY.
ACNB relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in ACNB’s customer relationship management, general ledger, deposit, loan and other systems. While ACNB has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of ACNB’s information systems could damage ACNB’s reputation adversely affecting customer or investor confidence, result in a loss of customer business, subject ACNB to additional regulatory scrutiny and possible regulatory penalties, or expose ACNB to civil litigation and possible financial liability, any of which could have a material adverse effect on ACNB’s financial condition and results of operations.
STRATEGIC AND EXTERNAL RISKS
ACNB’S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.
ACNB’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the southcentral Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB’s products and services, as well as the ability of ACNB’s customers to repay loans, the value of the collateral securing the loans, and the stability of ACNB’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB’s financial condition and results of operations.
THE EARNINGS OF FINANCIAL SERVICES COMPANIES ARE SIGNIFICANTLY AFFECTED BY GENERAL BUSINESS AND ECONOMIC CONDITIONS.
ACNB’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which ACNB operates, all of which are beyond ACNB’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for ACNB’s products and services, among other things, any of which could have a material adverse impact on ACNB’s financial condition and results of operations.
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
While much of how Dodd-Frank and other financial industry reforms will change ACNB’s current business operations depends on the specific regulatory reforms and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on the entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which ACNB does business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which ACNB will be able to adjust its businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, ACNB believes compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit ACNB’s ability to pursue certain business opportunities.
THE TRADING VOLUME IN ACNB’S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.
ACNB’s common stock trades on NASDAQ, and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of ACNB’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which ACNB has no control. Given the lower trading volume of ACNB’s common stock, significant sales of ACNB’s common stock, and the expectation of these sales, could cause ACNB’s stock price to fall.
ACNB OPERATES IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS.
ACNB, primarily through its banking subsidiary, is subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on ACNB and its operations. Additional legislation and regulations that could significantly affect ACNB’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank and financial holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on ACNB’s financial condition and results of operations.
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
THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. ACNB has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose ACNB to credit risk in the event of a default by a counterparty or customer. In addition, ACNB’s credit risk may be exacerbated when the collateral held by ACNB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to ACNB. Any such losses could have a material adverse effect on ACNB’s financial condition and results of operations.
MARKET VOLATILITY MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB’S LIQUIDITY AND FINANCIAL CONDITION.
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
ACNB’s regulators or market conditions may require it to increase its capital levels. If ACNB raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on ACNB’s stock price. New investors may also have rights, preferences and privileges senior to ACNB’s current shareholders, which may adversely impact its current shareholders. ACNB’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, ACNB cannot be assured of its ability to raise additional capital on terms and/or in time frames acceptable to it, or to raise additional capital at all. If ACNB cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect ACNB’s operations, financial condition, and results of operations.
ACNB’S FUTURE ACQUISITIONS COULD DILUTE SHAREHOLDER OWNERSHIP AND MAY CAUSE IT TO BECOME MORE SUSCEPTIBLE TO ADVERSE ECONOMIC EVENTS.
ACNB may use its common stock to acquire other companies or make investments in banks and other complementary businesses in the future. ACNB may also issue additional shares of common stock to pay for future acquisitions, which would dilute current investors’ ownership interest in ACNB. Future business acquisitions could be material to ACNB, and the degree of success achieved in acquiring and integrating these businesses into ACNB could have a material effect on the value of

ACNB’s common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, ACNB could become more susceptible to economic downturns and competitive pressures.
PENNSYLVANIA BUSINESS CORPORATION LAW AND VARIOUS ANTI-TAKEOVER PROVISIONS UNDER ACNB’S ARTICLES AND BYLAWS COULD IMPEDE THE TAKEOVER OF ACNB.
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
THE SEVERITY AND DURATION OF A FUTURE ECONOMIC DOWNTURN AND THE COMPOSITION OF THE BANKING SUBSIDIARY’S LOAN PORTFOLIO COULD IMPACT THE LEVEL OF LOAN CHARGE-OFFS AND THE PROVISION FOR LOAN LOSSES AND MAY AFFECT ACNB’S NET INCOME OR LOSS.
Lending money is a substantial part of ACNB’s business through its banking subsidiary. However, every loan that ACNB makes carries a certain risk of non-payment. ACNB cannot assure that its allowance for loan losses will be sufficient to absorb actual loan losses. ACNB also cannot assure that it will not experience significant losses in its loan portfolio that may require significant increases to the allowance for loan losses in the future.
Although ACNB evaluates every loan that it makes against its underwriting criteria, ACNB may experience losses by reasons of factors beyond its control. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of ACNB’s borrowers.
ACNB determines the adequacy of its allowance for loan losses by considering various factors, including:
•An analysis of the risk characteristics of various classifications of loans;

•Previous loan loss experience;

•Specific loans that would have loan loss potential;

•Delinquency trends;

•Estimated fair value of the underlying collateral;

•Current economic conditions;

•The views of ACNB’s regulators;

•Reports of internal auditors;

•Reports of external auditors;

•Reports of loan reviews conducted by independent organizations; and,

•Geographic and industry loan concentrations.
Local economic conditions could impact the loan portfolio of ACNB. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could weaken the economies of the communities ACNB serves. Weakness in the market areas served by ACNB could depress the Corporation’s earnings and, consequently, its financial condition because:
•Borrowers may not be able to repay their loans;

•The value of the collateral securing ACNB’s loans to borrowers may decline; and/or,

•The quality of ACNB’s loan portfolio may decline.

Although, based on the aforementioned procedures implemented by ACNB, management believes the current allowance for loan losses is adequate, ACNB may have to increase its provision for loan losses should local economic conditions deteriorate which could negatively impact its financial condition and results of operations.
CHANGES IN REAL ESTATE VALUES MAY ADVERSELY IMPACT ACNB’S BANKING SUBSIDIARY LOANS THAT ARE SECURED BY REAL ESTATE.
A significant portion of ACNB’s banking subsidiary loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated in Adams County, Pennsylvania. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, and acts of nature. If real estate prices decline, particularly in ACNB’s market area, the value of the real estate collateral securing ACNB’s loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on ACNB’s financial condition and results of operations.
ACNB CONTINUALLY ENCOUNTERS TECHNOLOGICAL CHANGE.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. ACNB’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in ACNB’s operations. Many of ACNB’s competitors have substantially greater resources to invest in technological improvements. ACNB may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on ACNB’s business and, in turn, ACNB’s financial condition and results of operations.
FINANCIAL SERVICES COMPANIES DEPEND ON THE ACCURACY AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND COUNTERPARTIES.
In deciding whether to extend credit or enter into other transactions, ACNB may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. ACNB may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on ACNB’s business and, in turn, ACNB’s financial condition and results of operations.
CONSUMERS MAY DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS.
Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on ACNB’s financial condition and results of operations.
FUTURE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT SECONDARY SOURCES OF LIQUIDITY.
In addition to primary sources of liquidity in the form of deposits and principal and interest payments on outstanding loans and investments, ACNB maintains secondary sources that provide it with additional liquidity. These secondary sources include secured and unsecured borrowings from sources such as the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh, and third-party commercial banks. However, market liquidity conditions have been negatively impacted by past disruptions in the capital markets and could, in the future, have a negative impact on ACNB’s secondary sources of liquidity.
SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB’S BUSINESS.
The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on ACNB’s ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, ACNB could be materially adversely affected. Third parties with which ACNB does business could also be sources of operational risk to ACNB, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish ACNB’s ability to operate one or more of the Corporation’s businesses, or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect ACNB. Such events could affect the stability of ACNB’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair ACNB’s liquidity, cause significant property damage, result in loss of revenue, and/or cause ACNB to incur additional expenses.

ACNB may be subject to disruptions or failures of the financial, accounting, network and/or other information processing systems arising from events that are wholly or partially beyond ACNB’s control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, disease pandemics, damage to property or physical assets, or terrorist acts. ACNB has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. ACNB also reviews and evaluates the business continuity plans of critical third-party service providers. While ACNB believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to ACNB’s reputation, and loss or liability to the Corporation.

CHANGES IN CONTROL OF THE UNITED STATES GOVERNMENT AND ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT THE CORPORATION.

Changes in elected officials in the federal government could result in significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition, and results of operations. In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch, and a downgrade of the Unites States government’s credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government’s credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB’s financial condition and results of operations.
ACNB’S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.
Poor economic conditions and the resulting bank failures increased the costs of the FDIC and adversely impacted its Deposit Insurance Fund. Any additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB’s financial condition and results of operations.
FEDERAL INCOME TAX REFORM COULD HAVE UNFORESEEN EFFECTS ON ACNB’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In 2017, the “Tax Cuts and Jobs Act” was enacted. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The long-term intended and unintended consequences of the Tax Cuts and Jobs Act on the Corporation’s business and on holders of ACNB common shares is uncertain and could be adverse. ACNB anticipates that the impact of the Tax Cuts and Jobs Act may be material to its business, financial condition, and results of operations. In addition, recent electoral changes and results may result in new tax legislation which may have an adverse impact on the Corporation and its operations.

THE INCREASING USE OF SOCIAL MEDIA PLATFORMS PRESENTS NEW RISKS AND CHALLENGES AND THE INABILITY OR FAILURE TO RECOGNIZE, RESPOND TO, AND EFFECTIVELY MANAGE THE ACCELERATED IMPACT OF SOCIAL MEDIA COULD MATERIALLY ADVERSELY IMPACT ACNB’S BUSINESS.
There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to ACNB’s business. Consumers value readily-available information concerning businesses and their goods and services, and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to ACNB’s interests and/or may be inaccurate. The dissemination of information online could harm ACNB’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording ACNB an opportunity for redress or correction.
Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about ACNB’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by ACNB’s employees or customers could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny, and possible regulatory penalties, litigation, or negative publicity that could damage ACNB’s reputation adversely affecting customer or investor confidence.
A NEW ACCOUNTING STANDARD MAY REQUIRE ACNB TO INCREASE ITS ALLOWANCE FOR LOAN LOSSES AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
A new accounting standard will result in a significant change in how ACNB recognizes credit losses and may have a material impact on ACNB’ s financial condition or results of operations.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (CECL) model. Under the CECL model, ACNB will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (GAAP), which delays recognition until it is probable a loss has been incurred. Accordingly, ACNB expects that the adoption of the CECL model will materially affect how ACNB determines the allowance for loan losses and could require ACNB to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of ACNB’s allowance for loan losses. If ACNB is required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect ACNB’s business, financial condition and results of operations.
Until recently, the new CECL standard was expected to become effective for ACNB on January 1, 2020, and for interim periods within that year. In October 2019, FASB voted to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. ACNB currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result will likely be able to defer implementation of the new CECL standard for a period of time. Nevertheless, ACNB continues to evaluate the impact the CECL model will have on the accounting for credit losses, but ACNB expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. ACNB cannot yet determine the magnitude of such one-time cumulative-effect adjustment or of the overall impact of the new standard on ACNB’s business, financial condition and results of operations.

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
POTENTIAL ACQUISITIONS MAY DISRUPT ACNB’S BUSINESS AND DILUTE SHAREHOLDER VALUE.
ACNB regularly evaluates opportunities to acquire and invest in banks and in other complementary businesses. As a result, ACNB may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on ACNB’s operating results and financial condition, including short- and long-term liquidity and capital structure. ACNB’s acquisition activities could be material to ACNB. For example, ACNB could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require ACNB to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with ACNB’s prior or potential future acquisitions were determined to be impaired, then ACNB would be required to recognize a charge against its earnings, which could materially and adversely affect ACNB’s results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders’ equity.
ACNB’s acquisition activities could involve a number of additional risks, including the risks of:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

•Using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;

•The time and expense required to integrate the operations and personnel of the combined businesses;

•Creating an adverse short-term effect on ACNB’s results of operations; and,

•Losing key employees and customers as a result of an acquisition that is poorly received.

ACNB may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. ACNB’s inability to overcome these risks could have an adverse effect on ACNB’s ability to achieve its business strategy and maintain its market value.
THE STOCK MARKET CAN BE VOLATILE, AND FLUCTUATIONS IN ACNB’S OPERATING RESULTS AND OTHER FACTORS COULD CAUSE ACNB’S STOCK PRICE TO DECLINE.
The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies and financial institutions specifically. Market fluctuations could adversely affect ACNB’s stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, trade wars, pandemics or epidemics, or international currency fluctuations, may negatively affect the market price of ACNB’s common stock. Moreover, ACNB’s operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. ACNB’s stock price could fluctuate significantly in response to ACNB’s quarterly or annual results, annual projections and the impact of these risk factors on ACNB’s operating results or financial position.
Although ACNB’s common stock is quoted on the Nasdaq Capital Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase ACNB’s common stock at the volume, price, or time desired. From time to time, ACNB’s common stock may be included in certain and various stock market indices. Inclusion in these indices may positively impact the price, trading volume, and liquidity of ACNB’s common stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if ACNB’s market capitalization falls below the minimum necessary to be included in any of the indices at any annual reconstitution date, the opposite could occur. Further, ACNB’s inclusion in indices may be weighted based on the size of ACNB’s market capitalization, so even if ACNB’s market capitalization remains above the amount required to be included on these indices, if ACNB’s market capitalization is below the amount it was on the most recent reconstitution date, ACNB’s common stock could be weighted at a lower level. If ACNB’s common stock is weighted at a lower level, holders attempting to track the composition of these indices will be required to sell ACNB’s common stock to match the reweighting of the indices.
WEALTH MANAGEMENT AND INSURANCE INDUSTRY RISKS
REVENUES AND PROFITABILITY FROM ACNB’S WEALTH MANAGEMENT BUSINESS MAY BE ADVERSELY AFFECTED BY ANY REDUCTION IN ASSETS UNDER MANAGEMENT AND SUPERVISION AS A RESULT OF EITHER A DECLINE IN MARKET VALUE OF SUCH ASSETS OR NET OUTFLOWS, WHICH COULD REDUCE TRUST, INVESTMENT ADVISORY AND BROKERAGE, AND OTHER SERVICING FEES EARNED.
The wealth management business derives the majority of its revenue from noninterest income which consists of trust, investment advisory and brokerage, and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. Any reduction in assets under management and supervision may adversely impact ACNB’s profitability.
THE WEALTH MANAGEMENT INDUSTRY IS SUBJECT TO EXTENSIVE REGULATION, SUPERVISION AND EXAMINATION BY REGULATORS, AND ANY ENFORCEMENT ACTION OR ADVERSE CHANGES IN THE LAWS OR REGULATIONS GOVERNING ACNB’S WEALTH MANAGEMENT BUSINESS COULD DECREASE ACNB’S REVENUES AND PROFITABILITY.
The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of noncompliance with an applicable regulation, governmental regulators, including the SEC and FINRA, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, issuance of cease-and-desist orders, deregistration or suspension of the noncompliant broker-dealer or investment advisor, or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment’s operating results and financial condition. ACNB may also be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which may adversely impact ACNB’s profitability.
REVENUES AND PROFITABILITY FROM ACNB’S INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY MARKET CONDITIONS, WHICH COULD REDUCE INSURANCE COMMISSIONS AND FEES EARNED.
The revenues of ACNB’s fee-based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products sold. Due to the cyclical nature of the insurance market and the impact of other market and macroeconomic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact ACNB’s profitability.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
ACNB Bank, in addition to its main community banking office in Gettysburg, Adams County, Pennsylvania, had a community banking office network of 32 offices in Pennsylvania and Maryland at December 31, 2020. Including the main office, 14 community banking offices are located in Adams County, one is located in Cumberland County, one is located in Franklin County, and five are located in York County, Pennsylvania. There are also loan production offices situated in Lancaster and York Counties, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland. In Maryland, there are seven community banking offices located in Carroll County, all branded as NWSB Bank, a division of ACNB Bank, and five community banking offices located in Frederick County, all branded as FCB Bank, a division of ACNB Bank. Bank offices at 23 locations are owned, while 13 are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. RIG owns offices, free and clear of encumbrances, located in Carroll County and Harford County, Maryland, and leases offices in Montgomery County, Maryland, and Gettysburg, Pennsylvania.

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2020, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ACNB Corporation’s common stock trades on NASDAQ under the symbol ACNB. At December 31, 2020 and 2019, there were 20,000,000 shares of common stock authorized, 8,771,993 and 7,141,959 shares issued, respectively, and 8,709,393 and 7,079,359 shares outstanding, respectively. As of December 31, 2020, ACNB had approximately 2,604 shareholders of record. At December 31, 2020 and 2019, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. There have been no shares purchased during the most recent quarter, and as of December 31, 2020, 57,400 shares can still be purchased under the program. ACNB is restricted as to the amount of dividends that it can pay to shareholders by virtue of the restrictions on the banking subsidiary’s ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note J — “Regulatory Restrictions on Dividends” and Note N — “Stockholders’ Equity and Regulatory Matters” in the Notes to Consolidated Financial Statements.
On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2020, there were no issued or outstanding shares of preferred stock.
On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2020, there were 190,611 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.
On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2020, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans.
There have been no unregistered sales of stock in 2020 or 2019.

ITEM 6— SELECTED FINANCIAL DATA

	For the Year Ended December 31,
Dollars in thousands, except per share data	2020	2019	2018	2017	2016
INCOME STATEMENT DATA
Interest income	$85,290	$69,558	$64,494	$51,785	$40,500
Interest expense	12,222	10,140	7,399	5,433	3,934
Net interest income	73,068	59,418	57,095	46,352	36,566
Provision for loan losses	9,140	600	1,620	—	—
Net interest income after provision for loan losses	63,928	58,818	55,475	46,352	36,566
Other income	19,934	18,169	15,948	14,149	13,208
Other expenses	61,160	47,621	44,703	44,079	35,137
Income before income taxes	22,702	29,366	26,720	16,422	14,637
Provision for income taxes	4,308	5,645	4,972	6,634	3,768
Net income	$18,394	$23,721	$21,748	$9,788	$10,869
BALANCE SHEET DATA (AT YEAR-END)
Assets	$2,555,362	$1,720,253	$1,647,724	$1,595,432	$1,206,320
Securities	$350,182	$212,177	$190,835	$203,880	$198,558
Loans, net	$1,617,558	$1,258,766	$1,288,501	$1,230,194	$893,716
Deposits	$2,185,525	$1,412,260	$1,348,092	$1,298,492	$967,621
Borrowings	$92,209	$99,731	$118,164	$131,508	$108,840
Stockholders’ equity	$257,972	$189,516	$168,137	$153,966	$120,061
COMMON SHARE DATA
Earnings per share — basic	$2.13	$3.36	$3.09	$1.50	$1.80
Cash dividends declared	$1.00	$0.98	$0.89	$0.80	$0.80
Book value per share	$29.62	$26.77	$23.86	$21.92	$19.80
Weighted average number of common shares	8,638,654	7,061,524	7,035,818	6,543,756	6,051,579
Dividend payout ratio	47.22%	29.17%	28.79%	53.46%	44.53%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	0.78%	1.40%	1.34%	0.69%	0.93%
Return on average equity	7.39%	13.33%	13.62%	7.12%	9.17%
Average stockholders’ equity to average assets	10.53%	10.54%	9.85%	9.69%	10.10%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.48%	0.40%	0.52%	0.63%	0.64%
Net charge-offs to average loans outstanding	0.16%	0.06%	0.13%	0.02%	0.06%
Allowance for loan losses to total loans	1.23%	1.09%	1.07%	1.12%	1.56%
Allowance for loan losses to non-performing loans	256.16%	269.27%	206.51%	177.77%	242.76%

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
Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2020. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2020. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

EXECUTIVE OVERVIEW
ACNB acquired Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary Frederick County Bank, effective January 11, 2020. On July 1, 2017, ACNB Corporation acquired New Windsor Bancorp, Inc. (New Windsor) and New Windsor State Bank. The acquisitions were part of ACNB Corporation’s long-term strategic plan to enhance shareholder value by systematically and methodically expanding into new geographic markets and growing our customer base. The $6.0 million in expenses to acquire FCBI were anticipated. A second nonrecurring 2020 event was the onset and continuation of negative economic effects of the COVID-19 pandemic. The pandemic had immediate unanticipated financial impacts in 2020 and uncertain future negative financial impacts. As a result of both events, 2020 net income was reduced $5.3 million after 2019 experienced record net income. Even with reduced income ACNB remained financially well capitalized
ACNB Corporation uses non-GAAP financial measures to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to measure their performance and trends. Reconciliations of GAAP to non-GAAP operating measures to the most directly comparable GAAP financial measures are included in the tables below.

Dollars in thousands, except per share data	For the Years Ended December 31,
INCOME STATEMENT DATA	2020	2019
Interest income	$85,290	$69,558
Interest expense	12,222	10,140
Net interest income	73,068	59,418
Provision for loan losses	9,140	600
Net interest income after provision for loan losses	63,928	58,818
Other income	19,934	18,169
Merger-related expenses	5,965	769
Other expenses	55,195	46,852
Income before income taxes	22,702	29,366
Provision for income taxes	4,308	5,645
Net income	$18,394	$23,721
Basic earnings per share	$2.13	$3.36

NON-GAAP MEASURES
INCOME STATEMENT DATA
Net Income	$18,394	$23,721
Merger-related expenses, net of income taxes	4,639	595
Net income without nonrecurring items (non-GAAP)	$23,033	$24,316
Basic earnings per share (non-GAAP)	$2.67	$3.44
This 2020 net income figure of $18,394,000 represents a 22.5% decrease over the net income results for the year ended December 31, 2019. Basic earnings per share in 2020 decreased 36.6% over the earnings per share for 2019.
The primary source of the Corporation’s revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.
The Corporation’s overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2020 was especially challenging for financial institutions with COVID-19 both slowing economic activity and FOMC slashing interest rates. ACNB continued to be profitable, well capitalized exercising its strategic plan and operationally sound despite these challenges.
Higher merger-related net interest income and improved fee income was offset by much higher Provision for Loan Losses and increased expenses (including nonrecurring merger-related) resulting in decreased income before income taxes of $22,702,000 in 2020, compared to $29,366,000 in 2019. State and Federal taxes decreased net income to $18,394,000, or $2.13 per share, in 2020, compared to $23,721,000, or $3.36 per share, in 2019. Returns on average equity were 7.39% and 13.33% in 2020 and 2019, respectively.
In 2020, the Corporation’s net interest margin was reduced to 3.35%, compared to 3.81% in 2019. Net interest income was $73,068,000 in 2020, as compared to $59,418,000 in 2019.
Other income was $19,934,000 and $18,169,000 in 2020 and 2019, respectively. The largest source of other income is commissions from insurance sales attributable to Russell Insurance Group, Inc. (RIG). Commissions from insurance sales decreased by 3.4% in 2020 to $6,125,000, because of lower contingent commissions as a result of specific practices of the insurance carriers. There were no sales of securities in 2020 or 2019. A $193,000 net loss (fair value change, none were sold) was recognized on local bank and CRA-related equity securities in 2020 due to frequent market changes in publicly-traded stocks, compared to a $267,000 net gain in 2019. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,672,000 for 2020, as compared to $2,469,000 for 2019, an 8.2% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income, and 35% higher fees on brokerage relationships. Service charges on deposit accounts decreased 14.0% to $3,355,000 for 2020, due to significantly reduced consumer spending that creates the Bank’s fees. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Revenue from ATM and debit card transactions increased 20.5% to $2,946,000 due to increased customer use of electronic products during shutdowns.
Other expenses increased to $61,160,000, or by 28.4%, in 2020, as compared to $47,621,000 in 2019. The largest component of other expenses is salaries and employee benefits, which increased 22.5% to $35,278,000 in 2020, compared to $28,798,000 in 2019, due to an increase in merger-combined organization employees, annual merit increases, and the increased cost of benefits. Compared to 2019, occupancy expense increased 19.0% in 2020 mostly due to higher net lease expense and merger-acquired locations; and equipment expense increased 14.1% due to expenses related to merger-acquired locations. Professional services expense decreased 20.0% from sporadic risk, loan, legal and corporate governance engagements, and for prior year one-time consulting fee for selecting a new core banking system. Marketing and corporate relations expense increased by 0.4% due to muted specific campaigns and brand awareness activities. FDIC and regulatory expense increased by 41.3% based on these agencies’ formulas and credits and COVID-19 related high balance sheet growth . In 2020, foreclosed real estate expenses decreased $168,000, or 1,400.0%, resulting varying expenses and recoveries in each year. Merger-related expenses were $5,965,000 in 2020, compared to $769,000 in 2019, due to majority of FCBI acquisition expenses occurring in 2020. A more thorough discussion of the Corporation’s results of operations is included in the following pages.

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

The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:
Table 1 — Average Balances, Rates and Interest Income and Expense

	2020			2019
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$1,671,428	$78,967	4.72%	$1,288,653	$63,653	4.94%
Taxable securities	268,667	4,927	1.83%	195,531	4,183	2.14%
Tax-exempt securities	26,079	470	1.80%	8,462	140	1.65%
Total Securities	294,746	5,397	1.83%	203,993	4,323	2.12%
Other	215,318	926	0.43%	68,349	1,582	2.31%
Total Interest Earning Assets	2,181,492	85,290	3.91%	1,560,995	69,558	4.46%
Cash and due from banks	22,644			18,734
Premises and equipment	30,206			25,450
Other assets	147,394			97,489
Allowance for loan losses	(17,076)			(13,984)
Total Assets	$2,364,660			$1,688,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$673,981	$964	0.14%	$270,015	$517	0.19%
Savings deposits	297,134	1,207	0.41%	405,649	804	0.20%
Time deposits	514,303	8,147	1.58%	399,937	6,808	1.70%
Total Interest Bearing Deposits	1,485,418	10,318	0.69%	1,075,601	8,129	0.76%
Short-term borrowings	37,185	59	0.16%	30,843	94	0.30%
Long-term borrowings	58,498	1,845	3.15%	87,019	1,917	2.20%
Total Interest Bearing Liabilities	1,581,101	12,222	0.77%	1,193,463	10,140	0.85%
Non-interest bearing demand deposits	499,100			308,386
Other liabilities	35,462			8,919
Stockholders’ equity	248,997			177,916
Total Liabilities and Stockholders’ Equity	$2,364,660			$1,688,684
NET INTEREST INCOME		$73,068			$59,418
INTEREST RATE SPREAD			3.14%			3.61%
NET INTEREST MARGIN			3.35%			3.81%

For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (expense) of $3,391,000 and $317,000 as of December 31, 2020 and 2019, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.
Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2020 and 2019. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.
Net interest income totaled $73,068,000 for the year ended December 31, 2020, compared to $59,418,000 for the same period in 2019, an increase of $13,650,000, or 23.0%. Net interest income increased due to an increase in interest income to a greater extent than an increase in interest expense. Interest income increased $15,732,000, or 22.6%, due to the acquisition of FCBI increasing average earning assets, in addition to volume from organic growth (including the SBA Paycheck Protection Program (PPP)) and increased purchase accounting adjustments net of decreased rates due to market events. The increase in interest expense resulted from FCBI related additions and organic deposit growth net of deposit rate decreases. Increased loans outstanding was a result of active participation in the PPP enacted in response to the COVID-19 crisis, the acquisition of FCBI, and a concerted effort by management to offset the recent year trend of the market area’s heightened competition and declines in the U.S. Treasury yields and other market driver interest rates. The year 2020 saw much lower market yields and the difference between longer term rates and shorter term rates was modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during 2020; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of intense competition that has reduced new loans and may result in the payoff of existing loans, as well as economic conditions in the Corporation’s marketplace. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, after COVID-19 Federal Open Market Committee (FOMC)actions, rates on transaction, savings and time deposits, were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense increased $2,082,000, or 20.5% due to the FCBI acquisition and large organic volume and year over year rates variances, partially offset by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict the operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.
The net interest spread for 2020 was 3.14% compared to 3.61% during 2019. Also comparing 2020 to 2019, the yield on interest earning assets decreased by 0.55% and the cost of interest bearing liabilities decreased by 0.08%. The net interest margin was 3.35% for 2020 and 3.81% for 2019. The net interest margin decrease was net of higher purchase accounting adjustments which increased 23 basis points, but was decreased by less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets.
Average earning assets were $2,181,492,000 in 2020, an increase of $620,497,000, or 39.8%, from the average balance of $1,560,995,000 in 2019. Liquidity assets represented the largest increase in average assets in 2020, while increased lending represented the largest increase in 2019. Changes in the investment portfolio in both years were made to balance liquidity needs and to collateralize eligible deposits. Average interest bearing liabilities were $1,581,101,000 in 2020, up from $1,193,463,000 in 2019. Average non-interest bearing demand deposits increased 61.8% in 2020, continuing the upward trend from 2019. All increases were in large part due to the acquisition of FCBI and to the COVID-19 related effect of money parked in the banking system during government-mandated shutdowns. On average, deposits (including non-interest bearing) were up 43.4%, while borrowings decreased by 18.8% due to principal paybacks. Lower-cost transaction and savings deposits were relatively stable in 2020. The increase in time deposits was in part from existing customers moving to higher rates available from time deposit rates due to competitive pricing.
The rate/volume analysis detailed in Table 2 shows that the increase in net interest income in 2020 was due to loan volume increases and rate decreases in earning asset offsetting rate and volume increases in funding cost. Earning asset yields decreased due to much lower market rates. Interest expense increased due to higher deposit volumes and rates.

The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:
Table 2 — Rate/Volume Analysis

	2020 versus 2019
	Due to Changes in
In thousands	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$18,189	$(2,875)	$15,314
Taxable securities	1,453	(397)	1,056
Tax-exempt securities	316	14	330
Total Securities	1,769	(383)	1,386
Other	1,283	(2,250)	(967)
Total	$21,241	$(5,508)	$15,733
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$606	$(159)	$447
Savings deposits	(261)	664	403
Time deposits	1,838	(499)	1,339
Short-term borrowings	17	(52)	(35)
Long-term borrowings	(745)	673	(72)
Total	1,455	627	2,082
Change in Net Interest Income	$19,786	$(6,135)	$13,651
The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.
Provision for Loan Losses
The provision for loan losses charged against earnings was $9,140,000 in 2020 and $600,000 in 2019. The determination of a need for a provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the FCBI or New Windsor acquisition which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The 2020 provision was calculated to be much higher due to higher charge-offs including a first quarter charge off of a $2,000,000 loan after the death of the borrower and a third quarter COVID-19 related $675,000 charge-off based on principal forgiveness to achieve a projected fourth quarter loan payoff. The second cause for the large increase was a quantitative factor developed that attempts to measure the impact of the COVID-19 pandemic related closure of and impact of restrictions on many of the Bank’s business customers for an undetermined time period. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimation of the qualitative factor for this event was approximately $4,100,000 for a total of $9,140,000 in provision expense. The remainder was due to the above-mentioned charge-offs, increase in economic qualitative factors, and adjustment to the New Windsor acquired portfolio. Otherwise, management concluded that before the COVID-19 pandemic and the unanticipated deficiencies in the unsecured loans, the loan portfolio exhibited continued general improvement in quantitative and qualitative credit quality measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements, despite the potential for credit problems resulting from the 2020 shutting down of major business and consumer economic sections. In light of that credit problem potential, it was assessed that credit quality was stable, the majority charge-offs were not COVID-19 related and past due loans manageable. The increase in provision expense related to the measurement of latent current losses developed by various economic metric used to measure COVID-19 credit quality potential damage and changes in anchoring metrics that drive qualitative factors. This same analysis concluded that the unallocated allowance should be a higher percentage range in 2020 compared with the prior periods due to lags in metrics after renewed COVID-19 flare ups.
For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management’s Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2020, the Corporation had net charge-offs of $2,749,000 as compared to net charge-offs of $729,000 for 2019. $2,000,000 in 2020 charge-offs were not COVID-19 related.
Other Income
Other income was $19,934,000 for the year ended December 31, 2020, a $1,765,000, or 9.7%, increase from 2019. The largest source of other income is commissions from insurance sales from RIG, which decreased 3.4% to $6,125,000 in 2020. The decreases were due to an increase in personal lines commission income from new insurance books of business acquired offset by a larger decrease in contingent commission payments. The contingent, or extra, commissions is at the discretion of various insurance carriers in accordance with applicable insurance regulations. Heightened pressure on commissions is expected to continue in this business line.
There were no gains or losses on sales of securities in 2020 or 2019. A $193,000 net loss (fair value derived) was recognized on local bank and CRA-related equity securities during 2020 due to frequent market value changes in publicly-traded stocks and decreased market values for financial equities in particular, compared to a net gain of $267,000 in 2019. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,672,000 for the year ended December 31, 2020, as compared to $2,469,000 for 2019. At December 31, 2020, ACNB had total assets under administration of approximately $436,700,000, compared to $389,000,000 at the end of 2019. The revenue increase was a net result of higher fee volume from increased assets under management, higher sporadic estate settlement income which varies with specific activity, and higher transaction-based fees on brokerage relationships.
Service charges on deposit accounts decreased 14.0% to $3,355,000, due to COVID-19 related slow economic conditions that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Further, various specific government regulations and policies effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 20.5% to $2,946,000 due to variations in volume and mix, including the new FCBI market and COVID-19 related higher volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effect of which cannot be currently quantified. A more immediate challenge to this revenue source is the general COVID-19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from sold mortgages, included in other income, increased by $1,634,000, or 234.4%, to $2,331,000 in 2020 as customer demand for refinancing in the low rate environment led to origination of mortgage types that were sold in the secondary market. This revenue source is subject to wide divergence due to national and local economic trends.
Impairment Testing
RIG and ACNB Bank has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business, core deposit intangibles and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Accounting rules permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment analysis involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Subsequent reversal of goodwill impairment losses is not permitted.
As noted above, commissions from insurance sales were down 3.4% in 2020, and RIG’s stand alone net income decreased 38.2% in 2020 compared to 2019. The testing for potential impairment involves methods that include both current and projected income amounts, and RIG’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of RIG’s goodwill, including the testing at October 1, 2020. However, declines in RIG’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative and quantitative assessments, which were completed as of December 31, 2020. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.
Other Expenses
Other expenses increased 28.4% to $61,160,000 for the year ended December 31, 2020. The largest component of other expenses is salaries and employee benefits, which increased 22.5% in 2020 to $35,278,000 compared to $28,798,000 in 2019. The reasons for the increase in salaries and employee benefits expenses include the following:
•replacing and maintaining customer-facing staff through the COVID-19 event due to a competitive labor market;

•the customer-facing staff retained to service the FCBI market;

•increased staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•normal merit increases to employees and associated payroll taxes;

•varying and timing on performance-based commissions, restricted stock grants and incentives;

•market changes in actively managing employee benefit plan costs, including health insurance;

•varying costs of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense due to plan investment performance and changes in discount rates. This expense decreased by $450,000 in 2020 compared to 2019.
The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the pension plan and no inactive or former plan participant shall be eligible to again participate in the pension plan. The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. Although 2020 reflected negative expense (income benefit), the expense will be higher in 2021 due to volatility in the discount rates at the latest measurement date, varying plan returns, and change in mortality tables utilized. The expense will be vary in future years due to these variables. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on reducing the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status under ERISA rules.
Net occupancy expense was up 19.0% at $3,681,000 in 2020 and $3,094,000 in 2019. Equipment expense totaled $5,442,000 during 2020, as compared to $4,771,000 during 2019. Occupancy expense was up in 2020 due to additional offices as a part of the FCBI acquisition and equipment expense increased due to tech equipment expenditures including those for the FCBI market in 2020. In addition, increased outsourced processing costs were associated with more use of electronic banking channels. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for electronic delivery, security and reliability purposes.
Professional services expense totaled $1,417,000 for 2020, as compared to $1,772,000 for 2019. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations. In addition, ACNB paid $591,000 in one time consulting costs to negotiate a core system contract that replaces a contract that expired in 2019. Other tax expense increased $122,000 or 11.2% in 2020 compared to 2019 due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the shareholders’ equity base that increased with the retained earnings equity increase and higher rate. Supplies and postage expense decreased in 2020 compared to the prior year due to variation in timing of sporadic refills.

Marketing and corporate relations expense increased 0.4% from 2019 to 2020. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products; and to promote and inform the FCBI marketplace of the ACNB acquisition, and ACNB’s products and systems.
FDIC and regulatory expense for 2020 was $616,000, an increase of $180,000 from $436,000 in 2019 based on FDIC variations in asset base and rate in credits received in the two periods based on the FDIC fund reaching a particular funding ratio. This credit does not necessarily repeat in future periods depending on the change in the funding ratio. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expenses were $(156,000) and $12,000 for the years ended December 31, 2020 and 2019, respectively. Expenses decreased in 2020 due to settlements on properties written down in prior years. Values are written down based upon updated appraisals less selling costs (which in the often extended marketing periods can create multiple year expenses) and other fair value adjustments, or in some cases properties are written down based on sales agreements that do not subsequently close. In all, the historically high costs of all years consisted of these write-downs and other costs to carry and was due to the increased number and varying mix of commercial and residential collateral for which such carrying costs include insurance, property maintenance, unpaid and ongoing property taxes, and deferred maintenance required upon acquisition. Foreclosed real estate expenses will vary in 2021 depending on the unknown expenses related to any new properties acquired.
Intangible assets amortization increased 103.5% due to insurance books of business and calculated amortization on the bank acquisition intangible. Other operating expense increased $183,000 or 3.7% in 2020 as a result of a variety of increases including various delivery channels cost, corporate governance and risk management (including training) expenditures.
Merger related expenses totaled $5,965,000 in 2020 compared to $769,000 in 2019, due to the acquisition and integration of FCBI in 2020. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included severance payments to FCBI staff separated by the merger, consultant costs to integrate FCBI systems into ACNB’s systems and the cost to terminate all FCBI core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.
Provision for Income Taxes
ACNB recognized income taxes of $4,308,000, or 19.0% of pretax income, during 2020, as compared to $5,645,000, or 19.2%, during 2019. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).
The varying effective tax rate during 2020 and 2019 was a result of varying pretax income in relationship to expiration of tax credits, varying levels of tax-exempt investments and allocation between states. Pretax income decreased due to internal growth offset by merger and provision for loan loss expenses. At December 31, 2020, net deferred tax assets amounted to $3,928,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates timing difference reversals will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2020.

FINANCIAL CONDITION
Average earning assets increased in 2020 to $2,181,492,000, or by 39.8%, from $1,560,995,000 in 2019. Loans increased from the PPP program and loans acquired from FCBI. Besides deposits acquired from FCBI, deposit increases were largely due to consumers and businesses seeking the safety and security of banks, as well as cash infusions from federal stimulus programs. ACNB’s overnight interest bearing deposits increased in 2020 on average, as more funds were allocated into liquid assets. On average, investments were increased in 2020 and 2019 to properly collateralize public deposits. Average loans increased 29.7% and 2.4% on average in 2020 and 2019, respectively. Loans were funded by increased deposits, investment cash flow and term FHLB borrowings. Average deposits increased 43.4% in 2020 to $1,984,518,000 from $1,383,987,000 in 2019. Deposit growth was the result of those acquired in the FCBI merger and increased balances due to the lack of economic activity in the COVID-19 environment. Average borrowings decreased in 2020 to $95,683,000 from $117,862,000 in 2019. Term borrowings were in anticipation of loan demand and maturing amounts were paid off from liquidity in 2020.

Investment Securities
ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2020 were mainly to provide proper collateral for public deposits. Investing into investment security portfolio assets over the past several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields were maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.
At December 31, 2020, the securities balance included a net unrealized gain on available for sale securities of $4,645,000, net of taxes, on amortized cost of $331,745,000 versus a net unrealized gain of $1,261,000, net of taxes, on amortized cost of $189,208,000 at December 31, 2019. The change in fair value of available for sale securities during 2020 was a result of the higher amount of investments in the available for sale portfolio and by an increase in fair value from a decrease in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve reinstituted their rate-decreasing Quantitative Easing program in the COVID-19 crisis; and after increasing the fed funds rate in mid-December 2015 through 2018, the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis; both actions causing the U.S. Treasury yield curve to decrease in the time relevant to the investment securities in the Corporation’s portfolio. However, fair values were volatile on any given day in 2020 and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.
At December 31, 2020, the securities balance included held to maturity securities with an amortized cost of $10,294,000 and a fair value of $10,768,000, as compared to an amortized cost of $19,234,000 and a fair value of $19,281,000 at December 31, 2019. The held to maturity securities are U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to changes in accounting rules, no held to maturity securities were added in past several years. No held to maturity securities were acquired from FCBI.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing. Please refer to Note C — “Securities” in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L — “Fair Value Measurements” in the Notes to Consolidated Financial Statements for more information about fair value.

The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:
Table 3 — Investment Securities

In thousands	2020	2019
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$183,603	$114,249
Mortgage-backed securities	108,822	65,592
State and municipal	36,484	10,996
Corporate bonds	8,809	—
	$337,718	$190,837
HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies		$4,000
Mortgage-backed securities	10,294	15,234
	$10,294	$19,234
EQUITY SECURITIES WITH READILY DETERMINABLE FAIR VALUES
CRA Mutual Fund	$1,065	$1,045
Stock in other Banks	1,105	1,061
	$2,170	$2,106
Table 4 discloses investment securities at the scheduled maturity date at December 31, 2020. Many securities have call features that make their redemption possible before the stated maturity date.
Table 4 — Securities Maturity Schedule

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government and agencies	$60,401	2.23%	$35,994	2.03%	$68,705	1.38%	$16,604	2.46%	$181,704	1.89%
Mortgage-backed securities	14	3.08	4,853	2.83	19,559	2.35	91,195	2.21	115,621	2.26
State and municipal	1,557	3.81	1,354	3.59	6,978	1.86	26,041	2.38	35,930	2.32
Corporate bonds	—	—	540	4.50	6,244	5.11	2,000	5.25	8,784	5.10
	$61,972	2.27%	$42,741	2.14%	$101,486	1.83%	$135,840	2.28%	$342,039	2.13%
Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CRA Mutual Fund	$—	—%	$—	—%	$—	—%	$1,065	—%	$1,065	—%
Stock in other Banks	—	—	—	—	—	—	1,105	—	1,105	—
	$—	—%	$—	—%	$—	—%	$2,170	—%	$2,170	—%
Loans
Year over year, loans outstanding increased by $365,183,000, or 28.7%, in 2020, as compared to 2019. The increase is primarily attributable the FCBI acquisition and active participation in the Paycheck Protection Program (PPP), net of selling most newly originated residential mortgages and early payoffs of other loans (resulting from the COVID-19 caused lowering of interest rates). Both years demonstrated the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite generally slower local commercial activity and intense competition. Within the portfolio, growth was centered in increased commercial purpose loans/commercial construction loans, while local market residential mortgages declined. Also growing were loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities, as a result the net commercial purpose segments increased $375,904,000, or 50.6%, during 2020, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $10,434,000, or 2.0%, to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Included in the mortgages were $134,419,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans up $27,486,000, or 104.1% in 2020, as a result of market demand despite continued conservative underwriting on this loan type due to the category’s credit attributes.
Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are mostly bank qualified for tax-free interest income treatment for federal income taxes. These loans totaled $68,772,000 in 2020, an increase of 7.2% from $64,137,000 held at the end of 2019 due to active bidding on these loans.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of December 31, 2020, the Corporation had originated approximately 1,440 loans in the amount of $160,857,603 under the PPP. Fee income was approximately $6 million, before costs. The Corporation recognized $1,458,000 of PPP income during the fourth quarter of 2020, and $2,875,000 through December 31, 2020. The remaining amount will be recognized in future quarters as an adjustment of interest income yield.

Table 5 — Loan Portfolio
Loans at December 31 were as follows:

In thousands	2020	2019
Commercial, financial and agricultural	$320,154	$149,315
Real estate:
Commercial	744,627	567,048
Construction	53,902	26,416
Residential	505,950	516,384
Consumer	13,151	13,438
Total Loans	$1,637,784	$1,272,601
The repricing range of the loan portfolio at December 31, 2020, and the amounts of loans with predetermined and fixed rates are presented in the tables below:
Table 6 — Loan Sensitivities
LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$31,882	$215,041	$73,231	$320,154
Real estate:
Commercial	46,340	269,149	429,138	744,627
Construction	11,797	18,617	23,488	53,902
Residential	39,830	150,046	316,074	505,950
Total	$129,849	$652,853	$841,931	$1,624,633

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$35,359	$224,008	$60,787	$320,154
Real estate:
Commercial	102,126	411,282	231,219	744,627
Construction	13,171	20,254	20,477	53,902
Residential	85,836	148,606	271,508	505,950
Total	$236,492	$804,150	$583,991	$1,624,633
Loans with a fixed interest rate	$65,826	$375,905	$488,123	$929,854
Loans with a variable interest rate	170,666	428,245	95,868	694,779
Total	$236,492	$804,150	$583,991	$1,624,633
Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $358,663,000, or 21.9% of total loans, at December 31, 2020. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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
The unemployment rate in ACNB’s market area remained below the state and national average during 2020. Additionally, competitive lending rates, a less volatile local economy, and minimal inflation continued to provide some support to the economic conditions in the area. During 2020, continued low activity in new residential real estate development/construction and muted economic activity was a result of COVID-19 , challenging the Corporation’s marketplace commercial activity. Slower growth areas such as ACNB’s marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.
Non-performing assets include nonaccrual loans and restructured loans (troubled debt restructures or TDRs), accruing loans past due 90 days or more, and other foreclosed assets. The accrual of interest on residential mortgage and commercial loans (consisting of commercial and industrial, commercial real estate, and commercial real estate construction loan categories) is discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Consumer loans (consisting of home equity lines of credit and consumer loan categories) are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. ACNB occasionally returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. ACNB categorizes a loan as a TDR if it changes the terms of the loan, such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted to a borrower, for economic or legal reasons related to the borrower’s financial difficulties.
The following table sets forth the Corporation’s non-performing assets as of the end of the years indicated:
Table 7 — Non-Performing Assets

Dollars in thousands	2020	2019
Nonaccrual loans, including TDRs	$7,041	$3,919
Accruing loans 90 days past due	855	1,219
Total Non-Performing Loans	7,896	5,138
Foreclosed assets	—	364
Total Non-Performing Assets	$7,896	$5,502
Total Accruing Troubled Debt Restructurings	$3,680	$3,783
Ratios:
Non-performing loans to total loans	0.48%	0.40%
Non-performing assets to total assets	0.31%	0.32%
Allowance for loan losses to non-performing loans	256.16%	269.27%
If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $379,000 in 2020 and $249,000 in 2019. The increase in nonaccrual loans from 2019 to 2020 is discussed further below.
Impaired loans at December 31, 2020 and 2019, totaled $10,721,000 and $7,702,000, respectively. At December 31, 2020 and 2019, the Corporation had nonaccruing and accruing troubled debt restructurings of $3,807,000 and $3,974,000, respectively. $127,000 and $191,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $3,680,000 and $3,783,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2020 and 2019, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on impaired loans totaled $1,382,000 and $42,000 at December 31, 2020 and 2019, respectively. The decrease in accruing troubled debt restructurings was a result of payment made in accordance with loan terms. The increase in nonaccrual loans was a result of additional loans added to this category net of paydowns and payoffs made by the customers on these loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $2,607,000 at December 31, 2020, compared to $2,943,000 at December 31, 2019.
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $0 at December 31, 2020. In addition to three properties acquired in 2019, one rental real estate property was brought into foreclosed real estate in 2020 with an aggregate fair value of $118,000. Two residential properties were brought into foreclosed real estate in 2020 (including one acquired from FCBI) with an aggregate fair value of $481,000. At December 31, 2020, all properties had been settled. The total of $364,000 in foreclosed real estate at December 31, 2019, represented two commercial purpose real estate properties and one residential real estate single family home.
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
If management determines a loan is not impaired, a specific reserve allocation is not required. Management then places the loan in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous three years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:
•lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•national, regional, and local economic and business conditions, as well as the condition of various market segments, including the impact on the value of underlying collateral for collateral dependent loans;

•nature and volume of the portfolio and terms of loans;

•experience, ability and depth of lending management and staff;

•volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications; and,

•existence and effect of any concentrations of credit and changes in the level of such concentrations.

•For 2020, a special allowance was developed to quantify a current expected incurred loss as a result of the COVID-19 crisis. The factor considered the loan mix effects of businesses likely to be harder hit by quarantine closure orders, the relative amount of COVID-19 related modifications requested to date, the estimated regional infection stage and geopolitical factors. A large unknown in this factor is the expected duration of the quarantine period.
Management determines the unallocated portion of the allowance for loan losses, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based on the following criteria:
•risk of imprecision in the specific and general reserve allocations;

•the perceived level of consumer and small business loans with demonstrated weaknesses for which it is not practicable to develop specific allocations;

•other potential exposure in the loan portfolio;

•variances in management’s assessment of national, regional, and local economic conditions; and,

•other internal or external factors that management believes appropriate at that time, such as COVID-19.

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2020 and the resulting allowance at December 31, 2020, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2019 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at December 31, 2020. The amount of unallocated portion of the allowance increased at December 31, 2020, as management concluded that the loan portfolio would probably be impacted by a late 2020 resurgence of the COVID-19 virus that was not reflected in metrics used in the evaluation. Otherwise the assessment concluded that credit quality was stable, COVID-19 related charge offs were relatively low and past due loans manageable.
Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.
Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent years’ improvement in the credit quality in the loan portfolio, but the large unanticipated charge-offs ($2,665,000) with increased risk form the impact of the COVID-19 crisis (an additional $4,100,000). The acquisition of FCBI and New Windsor loans at fair value did not require a provision expense. The provision for 2020 was $9,140,000, compared to $600,000 for 2019. The increase in the allowance for loan losses as a percentage of total loans of 1.09% at December 31, 2019 to 1.23% at December 31, 2020 was primarily related to the increased risk from the impact of the COVID-19 crisis and even with the decrease in non-acquired loans; such reduction did not necessarily reduce the risk in the portfolio in direct proportion. More specifically, as total loans increased from year-end 2019 and the provision expense increased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Upon adoption, the change in this accounting guidance could result in an increase in the Corporation’s allowance for loan losses and require the Corporation to record loan losses more rapidly. In October 2019, FASB voted to delay implementation of the CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules until January 1, 2023. As a result ACNB will likely be able to defer implementation of the CECL standard for a period of time
The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:
Table 8 — Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2020	2019
Beginning balance	$13,835	$13,964
Provision for loan losses	9,140	600
Loans charged-off:
Commercial, financial and agricultural	2,107	163
Commercial real estate and construction	675	78
Residential mortgage	—	474
Consumer	205	202
Total Loans Charged-Off	2,987	917
Recoveries:
Commercial, financial and agricultural	83	66
Commercial real estate and construction	96	10
Residential mortgage	30	49
Consumer	29	63
Total Recoveries	238	188
Net charge-offs	2,749	729
Ending balance	$20,226	$13,835
Ratios:
Net charge-offs to average loans	0.16%	0.06%
Allowance for loan losses to total loans	1.23%	1.09%
Table 9 — Allocation of the Allowance for Loan Losses

	2020		2019
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$4,037	19.5%	$2,400	11.7%
Real estate:
Commercial	9,569	45.5	6,693	44.5
Construction	503	3.3	298	2.1
Residential	4,088	30.9	3,174	40.6
Consumer	648	0.8	650	1.1
Unallocated	1,381	N/A	620	N/A
Total	$20,226	100.0%	$13,835	100.0%
The allowance for loan losses at December 31, 2020, was $20,226,000, or 1.23% of loans, as compared to $13,835,000, or 1.09% of loans, at December 31, 2019. The ratio of non-performing loans plus foreclosed assets to total assets was 0.31% at December 31, 2020, as compared to 0.32% at December 31, 2019.

Loans past due 90 days and still accruing were $855,000 and nonaccrual loans were $7,041,000 as of December 31, 2020. Loans past due 90 days and still accruing were $1,219,000 at December 31, 2019, while nonaccruals were $3,919,000.
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
Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of December 31, 2020, the Corporation had 48 temporary modifications with principal balances totaling $36,123,155.
Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Capital
Commercial Purpose	38	Up to 6 months	$35,464,419	13.75%
Consumer Purpose	10	Up to 6 months	658,736	0.26
	48		$36,123,155

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.
Additional information on nonaccrual loans at December 31, 2020 and 2019, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2020
Owner occupied commercial real estate	9	$4,601	$124	$—	In market	2008-2019
Investment/rental residential real estate	3	410	34	—	In market	2009-2016
Commercial and industrial	2	2,030	1,224	—	In market	2008-2019
Total	14	$7,041	$1,382	$—
December 31, 2019
Owner occupied commercial real estate	6	$1,845	$—	$—	In market	2007-2014
Investment/rental residential real estate	3	2,009	—	—	In market	2009-2015
Commercial and industrial	1	65	42	—	In market	2012
Total	10	$3,919	$42	$—
Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.
All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby areas of Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for three acquired loans and two participation loans discussed below, for purposes listed in the classifications in the table above.
The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at December 31, 2020.
Owner occupied commercial real estate includes nine unrelated loan relationships. A $1,025,000 relationship in food service that was performing when acquired in 2017 was added in the first quarter of 2020 after becoming 90 days past due early in the year. Collateral valuation resulted in a $6,000 specific allocation. An unrelated $2,199,000 relationship in the recreational industry effect by COVID-19 was added in the third quarter of 2020 after the Bank negotiated a settlement which subsequently paid off the loan after forgiving and charging off $675,000. An $802,000 merger-acquired loan relationship for a light manufacturing enterprise which was performing when acquired is making payments post-bankruptcy filing. An unrelated $392,000 credit was added to this category in the second quarter of 2020 when ACNB was notified that property was scheduled for tax sale which has been suspended. The other loans in this category have balances of less than $249,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2014 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments, one loan paid off in the fourth quarter. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.
A $1,311,000 2017-acquired commercial real estate participation loan (after partial payoff in the third quarter 2020) was added in the fourth quarter of 2019 and has been assigned a $118,000 specific allocation.
Investment/rental residential real estate includes three loan relationships totaling $410,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A second loan added in the third quarter 2019 involves settling an estate, there appears to be adequate collateral. An unrelated loan relationship in this category was a business affected by COVID-19, but continues to make payments.
A $1,990,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations. Liquidation plans are underway with a specific allocation of $1,207,000. A related $441,000 owner occupied real estate loan is also in nonaccrual. An unrelated commercial and industrial loan at December 31, 2020 with a balance of $40,000 and a specific allocation of $17,000; this loan is currently making payments.
The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses of $9,140,000 for 2020 and the provision for loan losses of $600,000 for 2019, was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and substandard loans in 2020, the $9,140,000 provision addition to the allowance was necessary in proportion to loan portfolio growth, net charge-offs and estimated loss from nonaccrual and substandard loans in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.
Premises and Equipment
During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in 2020. A reduction of lease expense of $70,000 was recognized in 2019. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020.
Foreclosed Assets Held for Resale
The carrying value of real estate acquired through foreclosure was $0 on no properties at December 31, 2020, compared to $364,000 on three properties at December 31, 2019, which were sold in 2020. The decrease was due to all three properties added in 2020 being sold before year-end. All properties are actively marketed. The Corporation expects to obtain and market additional foreclosed assets in 2021; however, the total amount and timing is currently not certain.

Other Assets
Other assets increased $844,000, or 3.6%, in 2020 compared to 2019, in part due to the FCBI acquisition and normal variations in a number of non earning asset accounts.
Deposits
ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 43.4%, or $600,531,000, during 2020, as compared to a 4.0% increase during 2019 which was organic growth totaling $293,333,000. Deposits acquired from FCBI totaled $374,058,000 on January 11, 2020. Deposits increased after the first quarter of 2020 from PPP proceeds deposited to customer’s accounts and from increased balances in a broad base of accounts from lack of economic activity due to the COVID-19 event. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. The 2020 average deposit increase mainly due to FCBI acquisition and the COVID-19 event, but also local individual and business depositors continued to be attracted to strategically designed stable community bank time and non-interest bearing products. During 2020 deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Previously products, such as money market accounts and interest-bearing transaction accounts were subject to heightened competition from larger banks. Year-end 2019 to year-end 2020 recorded an increase in deposits of $773,265,000, or 54.8%, which was an indicator of organic growth. With heightened competition, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. If rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.
Table 10 — Time Deposits
Maturities of time deposits of $100,000 or more outstanding at December 31, 2020, are summarized as follows:

In thousands
Three months or less	$73,574
Over three through six months	14,650
Over six through twelve months	96,907
Over twelve months	54,431
Total	$239,562
Borrowings
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2020, short-term borrowings were $38,464,000, an increase of $5,029,000, or 15.0%, from the December 31, 2019, balance of $33,435,000. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2019, repurchase agreement balances were up due to fluctuations in the liquid assets of ACNB’s commercial and local government customer base. At December 31, 2020, there were $0 in short-term FHLB borrowings, as compared to $0 at December 31, 2019, this account is used or not used due to daily fluctuation in deposits and loans. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $53,745,000 at December 31, 2020, versus $66,296,000 at December 31, 2019. The Corporation decreased long-term borrowings 18.9% from December 31, 2019. A $4.6 million loan was paid down to $1.3 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan was paid down to $0 at December 31, 2020. $16.5 million FHLB borrowings matured and were not renewed to balance earning assets and deposit changes. Laddered FHLB fixed-rate term advances were taken in prior years to mature from 2021 to 2023 to balance liability sensitivity. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

The following tables set forth information about the Corporation’s short-term borrowings as of the dates indicated:

In thousands	2020	2019
Short-term borrowings outstanding at end of year:
FHLB overnight advance	—	—
Securities sold under repurchase agreements	38,464	33,435
Total	$38,464	$33,435

Dollars in thousands	2020	2019
Average interest rate at year-end	0.12%	0.12%
Maximum amount outstanding at any month-end	$52,721	$41,509
Average amount outstanding	$37,185	$31,229
Weighted average interest rate	0.12%	0.15%
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $257,972,000 at December 31, 2020, compared to $189,516,000 at December 31, 2019. Shareholders’ equity increased during 2020, primarily due to the equity consideration and issuance of the FCBI acquisition.
The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.
A $215,000 decrease in accumulated other comprehensive loss was a result of a net increase in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.
The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2020, ACNB retained $9,709,000, or 52.8%, of its net income, as compared to $16,801,000, or 70.8%, in 2019.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2020, 190,611 shares were issued under this plan. Proceeds are used for general corporate purposes.
ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of December 31, 2020, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of December 31, 2020, 35,587 shares were issued under this plan and 538,468 shares were available for grant. Proceeds are used for general corporate purposes.
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
Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2020 and 2019, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.
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
The Corporation calculated regulatory capital ratios as of December 31, 2020, and confirmed no material impact on the capital, operations, liquidity and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Table 11 — Risk-Based Capital
ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.
In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework on December 31, 2020.
The banking subsidiary’s capital ratios are as follows:

	2020	2019	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.01%	9.44%	5.00%
Common Tier 1 capital (to risk-weighted assets)	13.86%	12.89%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.86%	12.89%	8.00%
Total risk-based capital ratio	15.10%	14.07%	10.00%
For further information on the actual and required capital amounts and ratios, please refer to Note N — “Stockholders’ Equity and Regulatory Matters” in the Notes to Consolidated Financial Statements.
Liquidity
Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.
ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2020, ACNB’s banking subsidiary could borrow approximately $847,881,000 from the FHLB of which $791,915,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $580,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $38,464,000 and $33,435,000 at December 31, 2020 and 2019, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to shareholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank. For a discussion of ACNB’s dividend restrictions, please refer to Item 1 — “Business” and Note J — “Regulatory Restrictions on Dividends” in the Notes to Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2020, the Corporation had unfunded outstanding commitments to extend credit of $367,561,000 and outstanding standby letters of credit of $8,105,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O — “Financial Instruments with Off-balance Sheet Risk” in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.
New Accounting Pronouncements
See Note A — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.
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
With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.6 billion in assets, $2.2 billion in deposits, and $1.6 billion in loans with 34 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not required for smaller reporting companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ACNB Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying statements of condition of ACNB Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2020 was $20.2 million. As described in Notes A and D to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $1.4 million and $18.8 million, respectively. Specific reserves estimate potential losses on identified impaired loans with uncertain collectability of principal and interest. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for the previous twelve quarters for each of these categories of loans, adjusted for qualitative risk factors. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factors included the following, among others:
–We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.

–We obtained an understanding of how management developed the estimates and related assumptions, including:
◦Testing completeness and accuracy of key data inputs used in forming assumptions or calculations             and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

◦Evaluating the reasonableness of the qualitative factor established by management as compared to the underlying internal or external information sources.

Business Combination – Valuation of the Acquired Loan Portfolio

As described in Notes A and T to the consolidated financial statements, on January 11, 2020, ACNB Corporation completed its acquisition of Frederick County Bancorp, Inc. (FCBI). The fair value of total assets acquired as a result of the merger totaled $443.4 million, loans totaled $329.3 million and deposits totaled $374.1 million. Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under the fair value measurements accounting guidance for the acquired loan portfolio. The three-separate fair valuation methodologies employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to purchased loans with deteriorated credit quality procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of FCBI’s previously established allowance for loan losses. The credit adjustment on purchased credit impaired loans is derived in accordance with accounting guidance prevailing over purchased loans with deteriorated credit quality and represents the portion of the loan balances that has been deemed uncollectible based on the Corporation’s expectations of future cash flows for each respective loan.

We identified the fair value of acquired loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loan portfolio acquired, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions.

Our audit procedures related to the valuation of the acquired loan portfolio included the following, among others:
–We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired loan portfolio and management’s review related to the development of significant assumptions, and tested such controls for design and operating effectiveness.

–We obtained the valuation report prepared by a third party engaged by management, and gained an understanding of the valuation methodology applied, as well as key inputs and assumptions.

–We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation performed by the third party specialist.

–We utilized internal valuation specialists to assist in evaluating significant assumptions such as credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

–We evaluated the appropriateness of management’s classification of purchased credit impaired loans, and tested the propriety of the credit marks applied to these loans.

–We tested the completeness and accuracy of data included in the loan trial balance used in the discounted cash flow model.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania
March 5, 2021

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2020	2019
ASSETS
Cash and due from banks	$23,739	$16,878
Interest bearing deposits with banks	375,613	97,478
Total Cash and Cash Equivalents	399,352	114,356
Equity securities with readily determinable fair values	2,170	2,106
Debt securities available for sale	337,718	190,837
Securities held to maturity, fair value $10,768; $19,281	10,294	19,234
Loans held for sale	11,034	2,406
Loans, net of allowance for loan losses $20,226; $13,835	1,617,558	1,258,766
Premises and equipment	33,013	25,724
Right of use assets	3,145	3,502
Restricted investment in bank stocks	2,942	3,644
Investment in bank-owned life insurance	63,401	50,663
Investments in low-income housing partnerships	1,380	1,506
Goodwill	42,108	19,580
Intangible assets	7,265	4,427
Foreclosed assets held for resale	—	364
Other assets	23,982	23,138
Total Assets	$2,555,362	$1,720,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$556,666	$314,377
Interest bearing	1,628,859	1,097,883
Total Deposits	2,185,525	1,412,260
Short-term borrowings	38,464	33,435
Long-term borrowings	53,745	66,296
Lease liabilities	3,138	3,502
Other liabilities	16,518	15,244
Total Liabilities	2,297,390	1,530,737
STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,771,993 and 7,141,959 shares issued; 8,709,393 and 7,079,359 shares outstanding	21,918	17,855
Treasury stock, at cost (62,600 shares)	(728)	(728)
Additional paid-in capital	94,048	39,579
Retained earnings	148,372	138,663
Accumulated other comprehensive loss	(5,638)	(5,853)
Total Stockholders’ Equity	257,972	189,516
Total Liabilities and Stockholders’ Equity	$2,555,362	$1,720,253
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$78,967	$63,653
Securities:
Taxable	4,927	4,183
Tax-exempt	470	140
Dividends	311	328
Other	615	1,254
Total Interest Income	85,290	69,558
INTEREST EXPENSE
Deposits	10,318	8,129
Short-term borrowings	59	94
Long-term borrowings	1,845	1,917
Total Interest Expense	12,222	10,140
Net Interest Income	73,068	59,418
PROVISION FOR LOAN LOSSES	9,140	600
Net Interest Income after Provision for Loan Losses	63,928	58,818
OTHER INCOME
Commissions from insurance sales	6,125	6,339
Service charges on deposit accounts	3,355	3,903
Income from fiduciary, investment management and brokerage activities	2,672	2,469
Income from mortgage loans held for sale	2,331	697
Earnings on investment in bank-owned life insurance	1,442	1,160
Net (losses) gains on equity securities	(193)	267
Service charges on ATM and debit card transactions	2,946	2,444
Other	1,256	890
Total Other Income	19,934	18,169
OTHER EXPENSES
Salaries and employee benefits	35,278	28,798
Net occupancy	3,681	3,094
Equipment	5,442	4,771
Other tax	1,208	1,086
Professional services	1,417	1,772
Supplies and postage	745	747
Marketing and corporate relations	561	559
FDIC and regulatory	616	436
Merger related expenses	5,965	769
Intangible assets amortization	1,264	621
Foreclosed real estate expenses	(156)	12
Other operating	5,139	4,956
Total Other Expenses	61,160	47,621
Income Before Income Taxes	22,702	29,366
PROVISION FOR INCOME TAXES	4,308	5,645
Net Income	$18,394	$23,721
PER SHARE DATA
Basic earnings	$2.13	$3.36
Cash dividends declared	$1.00	$0.98
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2020	2019
NET INCOME	$18,394	$23,721

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES
Unrealized gains arising during the period, net of income taxes of $960 and $849, respectively	3,384	2,912

Reclassification adjustment for net gains included in net income, net of income taxes of $— and $—, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $151 and $155, respectively (B) (C)	524	657

Unrecognized net loss, net of income taxes of $(1,055) and $(19), respectively (C)	(3,693)	(205)

TOTAL OTHER COMPREHENSIVE INCOME	215	3,364

TOTAL COMPREHENSIVE INCOME	$18,609	$27,085

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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020 and 2019

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—January 1, 2019	$17,772	$(728)	$38,448	$121,862	$(9,217)	$168,137
Net income	—	—	—	23,721	—	23,721
Other comprehensive income, net of taxes	—	—	—	—	3,364	3,364
Common stock shares issued (17,324 shares)	44	—	457	—	—	501
Restricted stock grants (16,115 shares)	39	—	352	—	—	391
Restricted stock compensation expense	—	—	322	—	—	322
Cash dividends declared	—	—	—	(6,920)	—	(6,920)
BALANCE—December 31, 2019	17,855	(728)	39,579	138,663	(5,853)	189,516
Net income	—	—	—	18,394	—	18,394
Other comprehensive income, net of taxes	—	—	—	—	215	215
Common stock shares issued (1,610,562 shares)	4,014	—	53,759	—	—	57,773
Restricted stock grants (19,472 shares)	49	—	282	—	—	331
Restricted stock compensation expense	—	—	428	—	—	428
Cash dividends declared	—	—	—	(8,685)	—	(8,685)
BALANCE—December 31, 2020	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,394	$23,721
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(2,331)	(697)
Gain on sales of foreclosed assets held for resale, including writedowns	(55)	(87)
Earnings on investment in bank-owned life insurance	(1,442)	(1,160)
Loss (gain) on equity securities	193	(267)
Restricted stock compensation expense	428	322
Depreciation and amortization	3,651	2,696
Provision for loan losses	9,140	600
Net amortization of investment securities premiums	931	339
(Increase) decrease in accrued interest receivable	(1,624)	177
(Decrease) increase in accrued interest payable	(1,381)	1,312
Mortgage loans originated for sale	(139,055)	(41,389)
Proceeds from sales of loans originated for sale	136,808	40,088
Decrease (increase) in other assets	7,270	(1,280)
(Increase) decrease in deferred tax expense	(1,038)	120
(Decrease) increase in other liabilities	(4,419)	1,228
Net Cash Provided by Operating Activities	25,470	25,723
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	8,940	8,032
Proceeds from maturities of investment securities available for sale	96,474	19,152
Purchase of investment securities available for sale	(218,032)	(44,837)
Purchase of equity securities	—	(500)
Redemption of restricted investment in bank stocks	1,843	692
Net (increase) decrease in loans	(38,755)	28,723
Purchase of bank-owned life insurance	(400)	(1,500)
Bank acquisition, net of cash acquired	35,262	—
Insurance book- acquisition	(542)	(640)
Capital expenditures	(1,048)	(1,424)
Proceeds from sale of premises and equipment	392	33
Proceeds from sale of foreclosed real estate	1,018	290
Net Cash (Used in) Provided by Investing Activities	(114,848)	8,021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	138,797	11,983
Net increase in time certificates of deposits and interest bearing deposits	260,410	52,185
Net increase (decrease) in short-term borrowings	5,029	(1,213)
Proceeds from long-term borrowings	—	7,000
Repayments on long-term borrowings	(22,001)	(24,220)
Dividends paid	(8,685)	(6,920)
Common stock issued	824	892
Net Cash Provided by Financing Activities	374,374	39,707
Net Increase in Cash and Cash Equivalents	284,996	73,451
CASH AND CASH EQUIVALENTS — BEGINNING	114,356	40,905
CASH AND CASH EQUIVALENTS — ENDING	$399,352	$114,356
Supplemental disclosures of cash flow information
Interest paid	$13,603	$8,828
Income taxes paid	$5,900	$5,200
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$135	$412
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$(22,167)	$—
Loans	(333,362)	—
Premises and equipment	(10,959)	—
Investment in bank-owned life insurance	(10,896)	—
Restricted investments in bank stocks	(1,141)	—
Foreclosed assets held for resale	(464)	—
Goodwill	(22,528)	—
Core deposit intangible assets	(3,560)	—
Other assets	(3,086)	—
Non-interest bearing deposits	103,492	—
Interest bearing deposits	270,566	—
Trust preferred debentures	6,000	—
Long term borrowings	3,450	—
Other liabilities	2,637	—
Common shares issued	57	—
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-one community banking office locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.
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
On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. FCBI was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Frederick County Bank with and into ACNB Bank. ACNB Bank now operates in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via a network of five community banking offices located in Frederick County, Maryland. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part I, Item 1A–Risk Factors.
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
Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $436,700,000 and $389,000,000 at December 31, 2020 and 2019, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
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

Significant Group Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $358,663,000, or 21.9%, of total loans at December 31, 2020. These borrowers are geographically disbursed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.
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
Additionally, for loans acquired without credit quality deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, NWSB and peer banks. ACNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $5.9 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.
Premises and Equipment
Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets’ estimated useful lives. Normally, a buildings useful life is 40 years, except for building remodels and additions, which are depreciated over fifteen years. Bank equipment, including furniture and fixtures, is normally depreciated over five - fifteen years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets’ useful life or the related lease term.
Restricted Investment in Bank Stocks
Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2020 and 2019, and consists of common stock in the Atlantic Central Bankers Bank, Maryland Financial Bank, Community Bankers Bank and Federal Home Loan Bank (FHLB).
Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Financial Services—Depository and Lending. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted, (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank, and (4) the liquidity position of the correspondent bank.

Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2020 or 2019. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.
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
ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $139,000 and $161,000 of expense in 2020 and 2019, respectively, related to these benefits.
Investments in Low-Income Housing Partnerships
The Corporation’s investments in low-income housing partnerships are accounted for using the “equity method” prescribed by ASC Topic 323, Investments — Equity Method. In accordance with ASC Topic 740, Income Taxes, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.
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
ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2020. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2020. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. $83,000 of the $364,000 outstanding foreclosed asset balance held at December 31, 2019 represent residential real estate properties. There was no outstanding foreclosed asset balance held at December 31, 2020.
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
The Corporation accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense.
Retirement Plan
The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.
Stock-based Compensation
The ACNB Corporation 2009 Restricted Stock plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. As of December 31, 2020, 25,945 shares were issued under the plan and all shares are fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2020, 35,587 shares were issued under this plan, of which 17,124 are fully vested and the remaining 18,463 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 of Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
Plan expense is recognized over the vesting period of the stock issued under both plans. $517,000 and $495,000 of compensation expenses related to the grants were recognized for the years ended December 31, 2020 and 2019, respectively.
Net Income per Share
The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,638,654 and 7,061,524 weighted average shares of common stock outstanding for 2020 and 2019, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.
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
Accumulated Other Comprehensive Loss
The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — DECEMBER 31, 2020	$4,645	$(10,283)	$(5,638)
BALANCE — DECEMBER 31, 2019	$1,261	$(7,114)	$(5,853)
Segment Reporting
The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual, business, and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and community financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, community and mortgage banking operations of the Bank. As such, discrete financial information for commercial, community and mortgage banking operations is not available and segment reporting would not be meaningful. Please refer to Note S — “Segment and Related Information” for a discussion of insurance operations.
New Accounting Pronouncements
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

The Corporation adopted ASU 2018-09, Codification Improvements. The ASU contains various improvements to various topics in the codification, including clarification that an entity must disclose the required and actual amounts of regulatory capital for each measure of regulatory capital for which the entity must comply. The adoption of this ASU did not impact the Corporation’s consolidated financial condition or results of operations since the Corporation already discloses capital requirements within the Management’s Discussion and Analysis section of this Form 10-K.

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

The Corporation adopted ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.

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

Certain incremental disclosures are required. Until recently, the new CECL standard was expected to become effective for the Corporation on January 1, 2020, and for interim periods within that year. In October 2019, FASB voted to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. The Corporation currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new CECL standard for a period of time. The Corporation did not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Corporation continues to evaluate the impact the CECL model will have on the accounting for credit losses, but the Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations. Management has developed a committee to address CECL and the committee is currently evaluating options to comply with the ASU in a timely manner.

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

NOTE B — RESTRICTIONS ON CASH AND DUE FROM BANKS
In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2020 and 2019, compensating balances approximated $0 and $2,276,000, respectively. During 2020 and 2019, average compensating balances approximated $850,000 and $2,228,000, respectively. All compensating balances are met by vault cash.

NOTE C — SECURITIES
Amortized cost and fair value at December 31, 2020 and 2019, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2020
U.S. Government and agencies	$181,704	$2,117	$218	$183,603
Mortgage-backed securities, residential	105,327	3,529	34	108,822
State and municipal	35,930	561	7	36,484
Corporate bonds	8,784	41	16	8,809
	$331,745	$6,248	$275	$337,718
December 31, 2019
U.S. Government and agencies	$113,569	$849	$169	$114,249
Mortgage-backed securities, residential	64,699	980	87	65,592
State and municipal	10,940	70	14	10,996
	$189,208	$1,899	$270	$190,837
SECURITIES HELD TO MATURITY
December 31, 2020
Mortgage-backed securities, residential	$10,294	$474	$—	$10,768
	$10,294	$474	$—	$10,768
December 31, 2019
U.S. Government and agencies	$4,000	$8	$—	$4,008
Mortgage-backed securities, residential	15,234	76	37	15,273
	$19,234	$84	$37	$19,281
The fair value disclosures required by ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018, are as follows:

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2020
December 31, 2020
CRA Mutual Fund	$1,045	$25	$5	$1,065
Stock in other banks	1,318	—	213	1,105
	$2,363	$25	$218	$2,170

In thousands	Fair Value at January 1, 2019	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2019
December 31, 2019
CRA Mutual Fund	$1,012	$33	$—	$1,045
Stock in other banks	827	234	—	1,061
	$1,839	$267	$—	$2,106

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2020
U.S. Government and agencies	$32,629	$218	$—	$—	$32,629	$218
Mortgage-backed securities, residential	10,458	34	—	—	10,458	34
State and municipal	2,148	7	—	—	2,148	7
Corporate bonds	1,514	16	—	—	1,514	16
	$46,749	$275	$—	$—	$46,749	$275
December 31, 2019
U.S. Government and agencies	$—	$—	$47,425	$169	$47,425	$169
Mortgage-backed securities, residential	16,208	82	1,424	5	17,632	87
State and municipal	3,233	13	502	1	3,735	14
	$19,441	$95	$49,351	$175	$68,792	$270
SECURITIES HELD TO MATURITY
December 31, 2020
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—
December 31, 2019
Mortgage-backed security, residential	$6,587	$24	$3,161	$13	$9,748	$37
	$6,587	$24	$3,161	$13	$9,748	$37
All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.
At December 31, 2020, fourteen available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 3% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
At December 31, 2020, nine available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 1% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
At December 31, 2020, three available for sale state and municipal securities had unrealized losses that individually did not exceed 2% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
At December 31, 2020, two corporate bonds had unrealized losses that individually did not exceed 3% of amortized cost. These securities have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
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
Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2020, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.
Amortized cost and fair value at December 31, 2020, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$61,958	$62,546	$—	$—
Over 1 year through 5 years	37,888	39,080	—	—
Over 5 years through 10 years	81,927	82,132	—	—
Over 10 years	44,645	45,138	—	—
Mortgage-backed securities, residential	105,327	108,822	10,294	10,768
	$331,745	$337,718	$10,294	$10,768
The Corporation did not sell any securities available for sale during 2019 or 2020.
At December 31, 2020 and 2019, securities with a carrying value of $301,201,000 and $162,946,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES
The Corporation grants commercial, residential, and consumer loans to customers primarily within southcentral Pennsylvania and northern Maryland and the surrounding area. A large portion of the loan portfolio is secured by real estate. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2020 and 2019:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Originated Loans
Commercial and industrial	$270,047	$5,168	$2,688	$—	$277,903
Commercial real estate	414,538	54,122	10,463	—	479,123
Commercial real estate construction	39,462	1,746	—	—	41,208
Residential mortgage	332,632	4,327	178	—	337,137
Home equity lines of credit	80,560	346	—	—	80,906
Consumer	11,819	—	—	—	11,819
Total Originated Loans	1,149,058	65,709	13,329	—	1,228,096
Acquired Loans
Commercial and industrial	38,882	1,893	1,476	—	42,251
Commercial real estate	245,597	16,706	3,201	—	265,504
Commercial real estate construction	10,300	2,394	—	—	12,694
Residential mortgage	58,787	3,535	1,881	—	64,203
Home equity lines of credit	23,165	97	442	—	23,704
Consumer	1,330	—	2	—	1,332
Total Acquired Loans	378,061	24,625	7,002	—	409,688
Total Loans
Commercial and industrial	308,929	7,061	4,164	—	320,154
Commercial real estate	660,135	70,828	13,664	—	744,627
Commercial real estate construction	49,762	4,140	—	—	53,902
Residential mortgage	391,419	7,862	2,059	—	401,340
Home equity lines of credit	103,725	443	442	—	104,610
Consumer	13,149	—	2	—	13,151
Total Loans	$1,527,119	$90,334	$20,331	$—	$1,637,784

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Originated Loans
Commercial and industrial	$132,791	$12,249	$716	$—	$145,756
Commercial real estate	414,077	28,264	9,595	—	451,936
Commercial real estate construction	22,905	1,272	—	—	24,177
Residential mortgage	364,814	6,279	251	—	371,344
Home equity lines of credit	92,372	627	83	—	93,082
Consumer	13,331	—	—	—	13,331
Total Originated Loans	1,040,290	48,691	10,645	—	1,099,626
Acquired Loans
Commercial and industrial	3,007	374	178	—	3,559
Commercial real estate	100,199	11,537	3,376	—	115,112
Commercial real estate construction	1,542	697	—	—	2,239
Residential mortgage	33,349	2,089	1,555	—	36,993
Home equity lines of credit	14,603	45	317	—	14,965
Consumer	107	—	—	—	107
Total Acquired Loans	152,807	14,742	5,426	—	172,975
Total Loans
Commercial and industrial	135,798	12,623	894	—	149,315
Commercial real estate	514,276	39,801	12,971	—	567,048
Commercial real estate construction	24,447	1,969	—	—	26,416
Residential mortgage	398,163	8,368	1,806	—	408,337
Home equity lines of credit	106,975	672	400	—	108,047
Consumer	13,438	—	—	—	13,438
Total Loans	$1,193,097	$63,433	$16,071	$—	$1,272,601
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$642	$891
Acquisitions of impaired loans	354	—
Reclassification from non-accretable differences	311	492
Accretion to loan interest income	(711)	(741)
Balance at end of period	$596	$642
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

The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2020 and 2019:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2020
Commercial and industrial	$2,031	$2,031	$1,224	$—	$—
Commercial real estate	2,728	2,728	158	5,861	5,861
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	—	—
Total	$4,759	$4,759	$1,382	$5,962	$5,962
December 31, 2019
Commercial and industrial	$65	$65	$42	$—	$—
Commercial real estate	—	—	—	7,383	7,383
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	171	171
Home equity lines of credit	—	—	—	83	83
Total	$65	$65	$42	$7,637	$7,637
The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2020
Commercial and industrial	$441	$—	$9	$—
Commercial real estate	1,642	—	6,513	184
Commercial real estate construction	—	—	495	109
Residential mortgage	—	—	114	7
Home equity lines of credit	—	—	39	3
Total	$2,083	$—	$7,170	$303
December 31, 2019
Commercial and industrial	$27	$—	$—	$—
Commercial real estate	—	—	6,625	612
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	422	8
Home equity lines of credit	—	—	35	—
Total	$27	$—	$7,082	$620
No additional funds are committed to be advanced in connection with impaired loans.
If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $379,000 in 2020 and $249,000 in 2019.

The following table presents nonaccrual loans by loan portfolio class as of December 31, 2020 and 2019, the table below excludes $6.0 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	2020	2019
Commercial and industrial	$2,031	$65
Commercial real estate	4,909	3,600
Commercial real estate construction	—	—
Residential mortgage	101	171
Home equity lines of credit	—	83
Total	$7,041	$3,919
There were no loans whose terms have been modified resulting in a troubled debt restructuring during the years ended December 31, 2020 and 2019. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,807,000 and $3,974,000 at December 31, 2020 and 2019, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at December 31, 2020 and 2019, were $127,000 and $191,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has loans classified as accruing troubled debt restructurings at December 31, 2020 and 2019, which total $3,680,000 and $3,783,000, respectively. There were no defaulted troubled debt restructured loans as of December 31, 2020 and 2019. There were no charge-offs on any of the troubled debt restructured loans for the years ended December 31, 2020 and 2019. There were no specific allocations on any troubled debt restructured loans for the years ended December 31, 2020 and 2019. One troubled debt restructured loan paid off during 2019 in the amount of $2,198,000. All other troubled debt restructured loans were current as of December 31, 2020, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of December 31, 2020, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.
Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2020 and 2019, totaled $391,000 and $822,000, respectively.
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2020 and 2019:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2020
Originated Loans
Commercial and industrial	$1,432	$—	$—	$1,432	$276,471	$277,903	$—
Commercial real estate	133	2,463	1,631	4,227	474,896	479,123	—
Commercial real estate construction	—	76	—	76	41,132	41,208	—
Residential mortgage	1,382	335	623	2,340	334,797	337,137	522
Home equity lines of credit	54	60	58	172	80,734	80,906	58
Consumer	98	51	—	149	11,670	11,819	—
Total originated loans	3,099	2,985	2,312	8,396	1,219,700	1,228,096	580
Acquired Loans
Commercial and industrial	122	231	—	353	41,898	42,251	—
Commercial real estate	319	220	—	539	264,965	265,504	—
Commercial real estate construction	42	—	97	139	12,555	12,694	97
Residential mortgage	834	349	146	1,329	62,874	64,203	146
Home equity lines of credit	196	—	32	228	23,476	23,704	32
Consumer	—	16	—	16	1,316	1,332	—
Total acquired loans	1,513	816	275	2,604	407,084	409,688	275
Total Loans
Commercial and industrial	1,554	231	—	1,785	318,369	320,154	—
Commercial real estate	452	2,683	1,631	4,766	739,861	744,627	—
Commercial real estate construction	42	76	97	215	53,687	53,902	97
Residential mortgage	2,216	684	769	3,669	397,671	401,340	668
Home equity lines of credit	250	60	90	400	104,210	104,610	90
Consumer	98	67	—	165	12,986	13,151	—
Total Loans	$4,612	$3,801	$2,587	$11,000	$1,626,784	$1,637,784	$855

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2019
Originated Loans
Commercial and industrial	$16	$—	$4	$20	$145,736	$145,756	$4
Commercial real estate	325	2,247	1,286	3,858	448,078	451,936	—
Commercial real estate construction	78	—	—	78	24,099	24,177	—
Residential mortgage	1,625	949	1,232	3,806	367,538	371,344	1,061
Home equity lines of credit	141	77	—	218	92,864	93,082	—
Consumer	38	8	19	65	13,266	13,331	19
Total originated loans	2,223	3,281	2,541	8,045	1,091,581	1,099,626	1,084
Acquired Loans
Commercial and industrial	—	23	—	23	3,536	3,559	—
Commercial real estate	1,063	—	—	1,063	114,049	115,112	—
Commercial real estate construction	—	—	—	—	2,239	2,239	—
Residential mortgage	293	257	120	670	36,323	36,993	120
Home equity lines of credit	236	93	15	344	14,621	14,965	15
Consumer	—	—	—	—	107	107	—
Total acquired loans	1,592	373	135	2,100	170,875	172,975	135
Total Loans
Commercial and industrial	16	23	4	43	149,272	149,315	4
Commercial real estate	1,388	2,247	1,286	4,921	562,127	567,048	—
Commercial real estate construction	78	—	—	78	26,338	26,416	—
Residential mortgage	1,918	1,206	1,352	4,476	403,861	408,337	1,181
Home equity lines of credit	377	170	15	562	107,485	108,047	15
Consumer	38	8	19	65	13,373	13,438	19
Total Loans	$3,815	$3,654	$2,676	$10,145	$1,262,456	$1,272,601	$1,219

The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2020
Allowance for loan losses
Beginning balance- January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,107)	(675)	—	—	—	(205)	—	(2,987)
Recoveries	83	96	—	1	29	29	—	238
Provisions	3,661	3,455	205	839	45	174	761	9,140
Ending balance- December 31, 2020	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Ending balance: individually evaluated for impairment	$1,224	$158	$—	$—	$—	$—	$—	$1,382
Ending balance: collectively evaluated for impairment	$2,813	$9,411	$503	$3,395	$693	$648	$1,381	$18,844
Loans receivables
Ending balance	$320,154	$744,627	$53,902	$401,340	$104,610	$13,151	$—	$1,637,784
Ending balance: individually evaluated for impairment	$2,031	$8,589	$—	$101	$—	$—	$—	$10,721
Ending balance: collectively evaluated for impairment	$318,123	$736,038	$53,902	$401,239	$104,610	$13,151	$—	$1,627,063
December 31, 2019
Allowance for loan losses
Beginning balance- January 1, 2019	$2,597	$6,208	$203	$2,814	$611	$692	$839	$13,964
Charge-offs	(163)	(78)	—	(173)	(301)	(202)	—	(917)
Recoveries	66	10	—	37	12	63	—	188
Provisions	(100)	553	95	(123)	297	97	(219)	600
Ending balance- December 31, 2019	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Ending balance: individually evaluated for impairment	$42	$—	$—	$—	$—	$—	$—	$42
Ending balance: collectively evaluated for impairment	$2,358	$6,693	$298	$2,555	$619	$650	$620	$13,793
Loans receivables
Ending balance	$149,315	$567,048	$26,416	$408,337	$108,047	$13,438	$—	$1,272,601
Ending balance: individually evaluated for impairment	$65	$7,383	$—	$171	$83	$—	$—	$7,702
Ending balance: collectively evaluated for impairment	$149,250	$559,665	$26,416	$408,166	$107,964	$13,438	$—	$1,264,899
The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,215,000 and $5,016,000 at December 31, 2020 and 2019, respectively. During 2020, $710,000 new loans or advances were extended and repayments totaled $511,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2020.
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
Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of December 31, 2020, the Corporation had 48 temporary modifications with principal balances totaling $36,123,155.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Capital
Commercial Purpose	38	Up to 6 months	$35,464,419	13.75%
Consumer Purpose	10	Up to 6 months	658,736	0.26
	48		$36,123,155

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
The following table provides information with respect to the Corporation’s Commercial loans by industry at December 31, 2020 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

Type of Loans	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Capital
Lessors of Commercial Real Estate	7	$7,165,485	0.44%	2.78%
Lessors of Residential Real Estate	1	18,066	0.00	0.01
Hospitality Industry (Hotels/Bed & Breakfast)	7	18,394,377	1.12	7.13
Food Services Industry	3	4,535,983	0.28	1.76
Other	20	5,350,508	0.33	2.07
	38	$35,464,419	2.17%	13.75%
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

As of December 31, 2020, the Corporation had originated approximately 1,440 applications for $160,857,603 of loans under the PPP. Fee income was approximately $6 million, before costs. The Corporation recognized $2,875,000 of PPP fee income through December 31, 2020 and the remaining amount will be recognized in future quarters.

NOTE E — PREMISES AND EQUIPMENT
Premises and equipment at December 31 were as follows:

In thousands	2020	2019
Land	$8,104	$5,050
Buildings and improvements	33,485	27,915
Furniture and equipment	16,466	14,562
Construction in process	25	928
	58,080	48,455
Accumulated depreciation	(25,067)	(22,731)
	$33,013	$25,724
Depreciation expense was $2,387,000 and $2,076,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE F — INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS
ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2020 and 2019, the carrying value of these investments was approximately $1,380,000 and $1,506,000, respectively.

NOTE G — DEPOSITS
Deposits were comprised of the following as of December 31:

	In thousands
	2020	2019
Non-interest bearing demand	$556,666	$314,377
Interest bearing demand	291,271	152,275
Savings	860,930	537,755
Time certificates of deposit of $250,000 or less	376,488	339,876
Time certificates of deposit greater than $250,000	100,170	67,977
	$2,185,525	$1,412,260
Scheduled maturities of time certificates of deposit at December 31, 2020, were as follows:

Years Ending	In thousands
2021	$364,184
2022	76,924
2023	14,527
2024	10,685
2025	10,338
$476,658
NOTE H — LEASE COMMITMENTS
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

The Corporation enters into noncancellable lease arrangements primarily for some of its community offices. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which are generally contractually stipulated. Many of these lease arrangements provide the Corporation with the option to renew the lease arrangement after the initial lease term. These options are included in determining the lease term used to establish the right-of-use assets and lease liabilities when it is reasonably certain the Corporation will exercise its renewal option. As most of the Corporation’s leases do not have a readily determinable implicit rate, the incremental borrowing rate is primarily used to determine the discount rate for purposes of measuring the right-of-use assets and lease liabilities. The Corporation’s lease arrangements do not contain any material residual value guarantees or material restrictive covenants.
The following right-of-use assets and lease liabilities are reported within the consolidated statements of condition as follows:

In thousands	December 31, 2020
Operating Leases:
Right of use assets	$3,145
Lease liabilities	3,138

In thousands	December 31, 2019
Operating Leases:
Right of use assets	$3,502
Lease liabilities	3,502
Supplemental balance sheet information related to leases was as follows for the year ended December 31, 2020:

Operating Leases:
Weighted average remaining lease term	7.0 years
Weighted average discount rate	5.63%
The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2020:

Years Ending	In thousands
2021	$805
2022	646
2023	560
2024	540
2025	518
Thereafter	1,260
Total minimum lease payments	4,329
Less: Amount representing interest (1)	1,191
Present value of net minimum lease payments	$3,138
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation’s incremental borrowing rate.
As of December 31, 2020, the Corporation does not have any significant additional operating or finance leases that have not yet commenced. The total rent expense for all operating leases was $1,024,000 and $883,000 for the years ended December 31, 2020 and 2019, respectively.
ACNB leased space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $84,000 and $94,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE I — BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2020		2019
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB overnight advance	$—	—%	$—	—%
Securities sold under repurchase agreements	38,464	0.12	33,435	0.12
	$38,464	0.12%	$33,435	0.12%
Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $2,529,000 at December 31, 2020. The Corporation also has lines of credit that total $29,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2020 and 2019.
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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2020 and 2019:

					Gross Amounts Not Offset in the Statements of Condition
Dollars in thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$38,464	$—	$38,464	$(38,464)	$—	$—

December 31, 2019
Repurchase agreements
Commercial customers and government entities	(a)	$33,435	$—	$33,435	$(33,435)	$—	$—
(a) As of December 31, 2020 and 2019, the fair value of securities pledged in connection with repurchase agreements was $54,680,000 and $34,582,000, respectively.

A summary of long-term debt as of December 31 is as follows:

	2020		2019
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2020	$—	—%	$20,000	1.87%
2021	22,716	2.10%	22,716	2.10%
2022	11,000	2.69%	11,000	2.69%
2023	5,000	2.60%	5,000	2.60%
Loan payable to local bank	1,329	5.51%	1,830	4.50%
Loan payable to local bank	—	—%	750	4.50%
Loan payable variable rate	2,700	3.22%	—	—%
Trust preferred subordinated debt	5,000	6.39%	5,000	6.39%
Trust preferred subordinated debt	6,000	1.69%	—	—%
	$53,745	2.76%	$66,296	2.58%
The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $847,881,000 from the FHLB, of which $791,915,000 was available at December 31, 2020.
The first loan payable to a local bank has a fixed rate of 4.50% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.
The second loan payable to a local bank is a commercial revolving line of credit which has a variable rate equal to the Wall Street Journal Prime Rate minus 0.25%. The loan payable balance was reduced to $0 in 2020.
The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is April 10, 2021 with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.
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
The second trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On June 15, 2020 the most recent interest rate reset date, the interest rate was adjusted to 1.94338% for the period ending September 14, 2020. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

NOTE J — REGULATORY RESTRICTIONS ON DIVIDENDS
Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2020, $42,296,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE K — INCOME TAXES
The components of income tax expense for the years ended December 31, 2020 and 2019, are as follows:

In thousands	2020	2019
Federal:
Current	$4,672	$5,169
Deferred	(1,121)	122
	3,551	5,291
State:
Current	805	338
Deferred	(48)	16
	757	354
	$4,308	$5,645
Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2020 and 2019, are as follows:

	Percentage of Income before Income Taxes
	2020	2019
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.6%	1.0%
Tax-exempt income	(2.0)%	(1.5)%
Earnings on investment in bank-owned life insurance	(1.3)%	(0.8)%
Rehabilitation and low-income housing credits	(1.1)%	(1.0)%
Reduction of federal tax rate	—%	—%
Other	(0.1)%	0.5%
	19.1%	19.2%
Rehabilitation and low-income housing income tax credits were $259,000 and $281,000, during 2020 and 2019, respectively.

Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,367	$2,995
Available for sale securities	—	—
Accrued deferred compensation	1,053	941
Pension	2,939	2,033
Deferred loan fees	634	—
Other-than-temporary impairment	43	43
Nonaccrual interest	359	194
Deferred director fees	766	664
Acquisition accounting	(501)	377
Other	1,747	604
	11,407	7,851
Deferred tax liabilities:
Deferred loan fees	—	94
Available for sale securities	1,328	391
Prepaid pension benefit cost	4,207	4,154
Prepaid expenses	130	129
Accumulated depreciation	555	221
Goodwill/intangibles	1,259	1,181
	7,479	6,170
Net Deferred Tax Asset included in Other Assets	$3,928	$1,681
The Corporation did not have any uncertain tax positions at December 31, 2020 and 2019. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.
Years that remain open for potential review by the Internal Revenue Service are 2017 through 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income.
The tax law changes in the CARES Act did not have a material impact on the Corporation’s income tax provision.

NOTE L — FAIR VALUE MEASUREMENTS
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
For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2020 and 2019, are as follows:

		Fair Value Measurements at December 31, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$183,603	$—	$183,603	$—
Mortgage-backed securities, residential		108,822	—	108,822	—
State and municipal		36,484	—	36,484	—
Corporate bonds		8,809	—	8,809	—
Total securities available for sale	Recurring	$337,718	$—	$337,718	$—
Equity securities with readily determinable fair values	Recurring	$2,170	$2,170	$—	$—
Collateral dependent impaired loans	Non-recurring	$7,498	$—	$—	$7,498

		Fair Value Measurements at December 31, 2019
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$114,249	$—	$114,249	$—
Mortgage-backed securities, residential		65,592	—	65,592	—
State and municipal		10,996	—	10,996	—
Total securities available for sale	Recurring	$190,837	$—	$190,837	$—
Equity securities with readily determinable fair values	Recurring	$2,106	$2,106	$—	$—
Collateral dependent impaired loans	Non-recurring	$3,806	$—	$—	$3,806

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2020
Impaired loans	$7,498	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) – (50)%	(52)%

December 31, 2019
Impaired loans	$3,806	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) – (50)%	(15)%

(1)Fair value is generally determined through management’s estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, and/or age of the appraisal.
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
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments at December 31, 2020:

	December 31, 2020
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,739	$23,739	$12,436	$11,303	$—
Interest-bearing deposits in banks	375,613	375,613	375,613	—	—
Equity securities available for sale	2,170	2,170	2,170	—	—
Investment securities available for sale	337,718	337,718	—	337,718	—
Investment securities held to maturity	10,294	10,768	—	10,768	—
Loans held for sale	11,034	11,034	—	11,034	—
Loans, less allowance for loan losses	1,617,558	1,662,342	—	—	1,662,342
Accrued interest receivable	6,950	6,950	—	6,950	—
Restricted investment in bank stocks	2,942	2,942	—	2,942	—

Financial liabilities:
Demand deposits and savings	1,708,868	1,708,868	—	1,708,868	—
Time deposits	476,657	481,138	—	481,138	—
Short-term borrowings	38,464	38,464	—	38,464	—
Long-term borrowings	42,745	43,669	—	43,669	—
Trust preferred subordinated debt	11,000	9,902	—	9,902	—
Accrued interest payable	1,434	1,434	—	1,434	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments at December 31, 2019:

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

NOTE M — RETIREMENT PLANS
The Corporation’s banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

A measurement date of December 31 has been used for the fiscal years ended December 31, 2020 and 2019.

In thousands	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$34,534	$30,338
Service cost	751	696
Interest cost	1,080	1,213
Actuarial loss	4,405	3,603
Benefits paid	(1,358)	(1,316)
Projected benefit obligation at end of year	39,412	34,534
Change in plan assets:
Fair value of plan assets at beginning of year	44,292	39,680
Actual return on plan assets	2,403	5,928
Employer contribution	—	—
Benefits paid	(1,358)	(1,316)
Fair value of plan assets at end of year	45,337	44,292
Funded Status, included in other assets	$5,925	$9,758
Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$13,221	$9,147
Prior service cost	—	—
Total included in accumulated other comprehensive loss (pretax)	$13,221	$9,147
For the years ended December 31, 2020 and 2019, the assumptions used to determine the benefit obligation are as follows:

	2020	2019
Discount rate	2.45%	3.20%
Rate of compensation increase	3.50%	3.50%

The components of net periodic benefit (income) cost related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2020	2019
Components of net periodic benefit cost (income):
Service cost	$751	$696
Interest cost	1,080	1,213
Expected return on plan assets	(2,746)	(2,549)
Recognized net actuarial loss	675	850
Amortization of prior service cost	—	—
Net Periodic Benefit (Income) Cost	(240)	210
Net loss	4,749	224
Amortization of net loss	(675)	(850)
Amortization of prior service cost	—	—
Total recognized in other comprehensive loss (income)	$4,074	$(626)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$3,834	$(416)
For the years ended December 31, 2020 and 2019, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2020	2019
Discount rate	3.20%	4.10%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%
The Corporation’s comparison of obligations to plan assets at December 31, 2020 and 2019 are as follows:

In thousands	2020	2019
Projected benefit obligation	$39,412	$34,534
Accumulated benefit obligation	37,522	33,080
Fair value of plan assets at measurement date	45,337	44,292
It has not yet been determined the amount that the Bank may contribute to the Plan in 2021. ACNB does not anticipate any refunds from the postretirement Plan. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 347 active, vested terminated, and retired persons in the Plan.
For the year ended December 31, 2019 the mortality assumptions were derived using the mortality rates from RP-2006 (underlying baseline table from SOA RP-2014 study based on experience data for private pension plans of 2006, the central year of experience data 2004-2008). For the year ended December 31, 2020 the mortality assumption has been updated to reflect the historical U.S. mortality date in the MP-2020 report. The assumption changes increased the benefit obligation by $3,699,000.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2021	$1,730
2022	1,720
2023	1,840
2024	1,890
2025	1,920
2026 - 2030	9,800
The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2020 and 2019, are as follows:

	2020	2019
Equity securities	45%	45%
Debt securities	42%	42%
Real estate	13%	13%
	100%	100%
The Corporation’s overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of assets types, fund strategies and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status and plan expense, and any applicable regulatory requirements. The weighted-average assets’ allocation in the above table represents the Corporation’s conclusion on the appropriate mix of investments. The specific investment vehicles are institutional separate accounts from a variety of fund managers which are regularly reviewed by the Corporation for acceptable performance.
Equity securities included Corporation common stock in amounts of $1,963,000, or 4% of total plan assets, and $2,854,000, or 6% of total plan assets, at December 31, 2020 and 2019, respectively.
Fair value measurements at December 31, 2020, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$24,542	$1,963	$22,579	$—
Debt securities	14,568	—	14,568	—
Real estate	6,227	—	6,227	—
Fair value measurements at December 31, 2019, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$20,098	$2,854	$17,244	$—
Debt securities	18,516	—	18,516	—
Real estate	5,678	—	5,678	—
The Corporation’s banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 100% of an employee’s compensation contributed to the plan up to 3% of an employee’s pay, plus 50% of an employee’s compensation contributed to the plan on the next 2% of their pay for the payroll period. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $887,000 and $709,000 for 2020 and 2019, respectively.
RIG has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. RIG’s contributions to and expenses for the plan were $126,000 and $123,000 for 2020 and 2019, respectively.
The Corporation’s banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2020 and 2019, totaled $3,491,000 and $3,196,000, respectively. The annual expense included in salaries and benefits expense totaled $524,000 and $493,000 during the years ended December 31, 2020 and 2019, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

NOTE N — STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS
In January 2011, the Corporation offered shareholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2020, 20,015 shares were issued under this plan with proceeds in the amount of $493,000. During 2019, 17,324 shares were issued under this plan with proceeds in the amount of $501,000. Proceeds are used for general corporate purposes.
The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after ten years on February 24, 2019. No further shares may be issued under this plan. Of the 200,000 shares of common stock authorized under this plan, 25,945 shares were issued. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan, which was approved and ratified on May 1, 2018. Under this plan awards shall not exceed, in the aggregate, 400,000 shares of common stock plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. The purpose of the plans were to provide employees and directors of the Bank who have responsibility for its growth with additional incentive by allowing them to acquire ownership in the Corporation and thereby encouraging them to contribute to the success of the Corporation. In 2020 and 2019, 19,472 and 16,115 shares, respectively, were issued under these plans.
The acquisition of New Windsor Bancorp, Inc. resulted in 938,360 new ACNB shares issued to the New Windsor Bancorp, Inc. shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
In addition, the final rules establish a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The 2.5% (after a 0.625% per year phase-in period) for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The required capital conservation buffer was 2.5% at December 31, 2020.
Management believes, as of December 31, 2020, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2020, the most recent notification from the federal banking regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount (1)	Ratio (1)	Amount		Ratio
CORPORATION
As of December 31, 2020
Tier 1 leverage ratio (to average assets)	$224,605	8.90%	$ ≥100,892	≥4.0%	N/A		N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	224,605	13.68	≥73,873	≥4.5	N/A		N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	224,605	13.68	≥98,498	≥6.0	N/A		N/A
Total risk-based capital ratio (to risk-weighted assets)	244,831	14.91	≥131,330	≥8.0	N/A		N/A
As of December 31, 2019
Tier 1 leverage ratio (to average assets)	$176,403	10.19%	$ ≥69,239	≥4.0%	N/A		N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	176,403	14.50	≥54,759	≥4.5	N/A		N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	176,403	14.50	≥73,012	≥6.0	N/A		N/A
Total risk-based capital ratio (to risk-weighted assets)	190,319	15.64	≥97,349	≥8.0	N/A		N/A
BANK
As of December 31, 2020
Tier 1 leverage ratio (to average assets)	$226,800	9.01%	$ ≥100,654	≥4.0%	$ ≥	125,818	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	226,800	13.86	≥73,638	≥4.5	106,366		≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	226,800	13.86	≥98,184	≥6.0	130,912		≥8.0
Total risk-based capital ratio (to risk-weighted assets)	247,119	15.10	≥130,912	≥8.0	163,640		≥10.0
As of December 31, 2019
Tier 1 leverage ratio (to average assets)	$171,179	9.93%	$ ≥68,982	≥4.0%	$ ≥86,228		≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	171,179	14.13	≥54,514	≥4.5	≥78,742		≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	171,179	14.13	≥72,685	≥6.0	≥96,913		≥8.0
Total risk-based capital ratio (to risk-weighted assets)	185,095	15.28	≥96,913	≥8.0	≥121,142		≥10.0
(1) Amounts and ratios do not include capital conservation buffer.

NOTE O — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2020 and 2019, for guarantees under standby letters of credit issued is not material.
In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for Russell Insurance Group, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by the borrower. A subsequent draw taken was reduced to $0 in 2020 on this commercial line of credit since its inception. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.
A summary of the Corporation’s commitments at December 31 were as follows:

In thousands	2020	2019
Commitments to extend credit	$367,561	$319,681
Standby letters of credit	8,105	6,584

NOTE P — CONTINGENCIES
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

NOTE Q — ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION
STATEMENTS OF CONDITION

	December 31,
In thousands	2020	2019
ASSETS
Cash	$6,397	$6,828
Investment in banking subsidiary	252,107	176,689
Investment in other subsidiaries	11,141	10,473
Securities and other assets	2,203	1,558
Receivable from banking subsidiary	1,251	812
Total Assets	$273,099	$196,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$15,029	$6,830
Other liabilities	98	14
Stockholders’ equity	257,972	189,516
Total Liabilities and Stockholders’ Equity	$273,099	$196,360

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2020	2019
Dividends from banking subsidiary	$8,685	$6,920
Other income	83	282
	8,768	7,202
Expenses	1,845	1,739
	6,923	5,463
Income tax benefit	587	501
	7,510	5,964
Equity in undistributed earnings of subsidiaries	10,884	17,757
Net Income	$18,394	$23,721
Comprehensive Income	$18,609	$27,085

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,394	$23,721
Equity in undistributed earnings of subsidiaries	(10,884)	(17,757)
Increase in receivable from banking subsidiary	(439)	(294)
Gain on equity securities	213	—
Other	647	(57)
Net Cash Provided by Operating Activities	7,931	5,613
CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net Cash Used in Investing Activities	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term debt	(501)	(470)
Proceeds from issuance of common stock	824	1,214
Dividends paid	(8,685)	(6,920)
Net Cash Used in Financing Activities	(8,362)	(6,176)
Net Decrease in Cash and Cash Equivalents	(431)	(563)
CASH AND CASH EQUIVALENTS — BEGINNING	6,828	7,391
CASH AND CASH EQUIVALENTS — ENDING	$6,397	$6,828

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$(257)	$—
Other assets	(733)	—
Trust preferred debentures	6,000	—
Long term borrowings	2,700	—
Common shares issued	57,280	—

NOTE R — GOODWILL AND OTHER INTANGIBLES
On January 5, 2005, ACNB Corporation completed its acquisition of Russell Insurance Group, Inc. (RIG) of Westminster, Maryland. The acquisition of RIG resulted in goodwill of approximately $6,308,000.
On July 1, 2017, ACNB Corporation completed its acquisition of New Windsor Bancorp Inc. (New Windsor) of Taneytown, Maryland. The acquisition of New Windsor resulted in goodwill of approximately $13,272,000 and generated $2,418,000 in core deposit intangibles.
On January 11, 2020, ACNB Corporation completed its acquisition of Frederick County Bancorp, Inc. (FCBI) of Frederick, Maryland. The acquisition of FCBI resulted in good will of approximately $22,528,000 and generated $3,560,000 in core deposit intangibles.
Combined goodwill included in the Corporation’s consolidated statement of condition is $42,108,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on RIG or the Bank’s outstanding goodwill from its most recent testing. There are no impairment losses associated with goodwill as of December 31, 2020 and 2019. Additionally, there are no accumulated impairment losses associated with goodwill as of December 31, 2020 and 2019.
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
The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

	2020		2019
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
RIG amortized intangible assets	$10,428	$7,152	$9,890	$6,869
New Windsor core deposit intangibles	2,418	1,341	2,418	1,012
FCBI core deposit intangibles	3,560	648	—	—
	$16,406	$9,141	$12,308	$7,881
Amortization expense was $1,264,000 and $621,000 for the years ended December 31, 2020 and 2019, respectively.
Amortization of the intangible assets for the five years subsequent to December 31, 2020, is expected to be as follows:

Years Ending	In thousands
2021	$1,164
2022	1,056
2023	947
2024	830
2025	707
Thereafter	2,561
$7,265

NOTE S — SEGMENT AND RELATED INFORMATION
The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.
Segment information for 2020 and 2019 is as follows:

In thousands	Banking	Insurance	Total
2020
Net interest income and other income from external customers	$87,244	$5,758	$93,002
Income before income taxes	21,778	924	22,702
Total assets	2,541,559	13,803	2,555,362
Capital expenditures	1,018	30	1,048
2019
Net interest income and other income from external customers	$71,713	$5,874	$77,587
Income before income taxes	27,870	1,496	29,366
Total assets	1,707,653	12,600	1,720,253
Capital expenditures	1,367	57	1,424

NOTE T — ACQUISITION

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

Goodwill recorded in the merger was $22.5 million. In accordance with the terms of the Reorganization Agreement, each share of FCBI common stock was converted into the right to receive 0.9900 shares of ACNB common stock. As a result of the merger, ACNB issued 1,590,547 shares of its common stock and cash in exchange for fractional shares based upon $36.43, the determined market price of ACNB common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Corporation’s Consolidated Financial Statements from the date of acquisition.

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

Acquisition-related expenses associated with the acquisition of FCBI were $6.0 million for 2020. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

NOTE U — REVENUE RECOGNITION
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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $436,700,000 and $389,000,000 at December 31, 2020 and 2019, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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
Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes made in the Corporation’s internal control over financial reporting in connection with the fourth quarter evaluation that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
ACNB Corporation (ACNB) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best estimates and judgments.
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
Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2020, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

/s/ JAMES P. HELT	/s/ DAVID W. CATHELL
James P. Helt President & Chief Executive Officer	David W. Cathell Executive Vice President/Treasurer & Chief Financial Officer

ITEM 9B—OTHER INFORMATION
None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors”, “Executive Officers of ACNB Corporation”, “Meetings and Committees of the Board of Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” of ACNB Corporation’s definitive Proxy Statement to be used in connection with the 2021 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as most recently approved by the Corporation’s Board of Directors on February 23, 2021, is available under the Governance Documents section of the Corporation’s Investor Relations website at investor.acnb.com. A request for the Corporation’s Code of Ethics can be made either in writing to Lynda L. Glass, Executive Vice President/Secretary & Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION
Incorporated by reference in response to this Item 11 is the information appearing under the headings “Executive Compensation” and “Potential Payments Upon Termination or Change In Control” in ACNB Corporation’s 2021 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2021 definitive Proxy Statement.
The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	538,468
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	538,468
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference in response to this Item 13 is the information appearing under the headings “Transactions with Directors and Executive Officers” and “Governance of the Corporation” in ACNB Corporation’s 2021 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference in response to this Item 14 is the information appearing under the heading “Independent Auditors” in ACNB Corporation’s 2021 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. FINANCIAL STATEMENTS
The following financial statements are filed as part of this report:
•Report of Independent Registered Public Accounting Firm

•Consolidated Statements of Condition

•Consolidated Statements of Income

•Consolidated Statements of Comprehensive Income

•Consolidated Statements of Changes in Stockholders’ Equity

•Consolidated Statements of Cash Flows

•Notes to Consolidated Financial Statements
    2. FINANCIAL STATEMENT SCHEDULES
Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the respective consolidated financial statements or in the notes thereto.
(b)EXHIBITS
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

Exhibit 10.29
Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of November 27, 2018. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 18
Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of RSM US LLP.

Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.

Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16—FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION	March 5, 2021
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2021, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL	/s/ JAMES P. HELT
David W. Cathell Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	James P. Helt Director and President & Chief Executive Officer
/s/ KIMBERLY S. CHANEY	/s/ THOMAS A. RITTER
Kimberly S. Chaney Director	Thomas A. Ritter Director
/s/ FRANK ELSNER, III	/s/ MARIAN B. SCHULTZ
Frank Elsner, III Director	Marian B. Schultz Director
/s/ TODD L. HERRING	/s/ D. ARTHUR SEIBEL, JR.
Todd L. Herring Director and Vice Chairman of the Board	D. Arthur Seibel, Jr. Director
/s/ SCOTT L. KELLEY	/s/ DAVID L. SITES
Scott L. Kelley Director	David L. Sites Director
/s/ JAMES J. LOTT	/s/ ALAN J. STOCK
James J. Lott Director	Alan J. Stock Director and Chairman of the Board
/s/ DONNA M. NEWELL	/s/ JAMES E. WILLIAMS
Donna M. Newell Director	James E. Williams Director
/s/ DANIEL W. POTTS
Daniel W. Potts Director