Form 10-Q
period 2021-03-31
ACNB CORP
filed 2021-04-30
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2021, was 8,715,020.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2021	March 31, 2020	December 31, 2020

ASSETS

Cash and due from banks	$24,305	$23,169	$23,739
Interest bearing deposits with banks	482,453	106,001	375,613

Total Cash and Cash Equivalents	506,758	129,170	399,352

Equity securities with readily determinable fair values	2,535	1,888	2,170
Debt securities available for sale	355,008	253,048	337,718
Securities held to maturity, fair value $9,451; $18,565; $10,768	9,155	18,090	10,294
Loans held for sale	12,000	4,786	11,034
Loans, net of allowance for loan losses $20,237; $15,852; $20,226	1,590,481	1,590,187	1,617,558
Premises and equipment, net	32,491	34,506	33,013
Right of use assets	2,984	5,974	3,145
Restricted investment in bank stocks	2,798	3,701	2,942
Investment in bank-owned life insurance	63,739	62,306	63,401
Investments in low-income housing partnerships	1,349	1,474	1,380
Goodwill	42,108	41,700	42,108
Intangible assets, net	6,969	7,684	7,265
Foreclosed assets held for resale	—	798	—
Other assets	26,242	24,753	23,982

Total Assets	$2,654,617	$2,180,065	$2,555,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$589,045	$433,923	$556,666
Interest bearing	1,689,577	1,377,434	1,628,859

Total Deposits	2,278,622	1,811,357	2,185,525

Short-term borrowings	31,282	26,104	38,464
Long-term borrowings	65,616	71,723	53,745
Lease liabilities	2,984	6,047	3,138
Other liabilities	18,501	17,840	16,518

Total Liabilities	2,397,005	1,933,071	2,297,390

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,777,620, 8,732,506 and 8,771,993 shares issued; 8,715,020, 8,669,906 and 8,709,393 shares outstanding	21,932	21,819	21,918
Treasury stock, at cost (62,600 shares)	(728)	(728)	(728)
Additional paid-in capital	94,215	93,150	94,048
Retained earnings	153,666	135,273	148,372
Accumulated other comprehensive loss	(11,473)	(2,520)	(5,638)

Total Stockholders’ Equity	257,612	246,994	257,972

Total Liabilities and Stockholders’ Equity	$2,654,617	$2,180,065	$2,555,362
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2021	2020

INTEREST AND DIVIDEND INCOME
Loans, including fees	$17,798	$19,035
Securities:
Taxable	1,284	1,284
Tax-exempt	135	92
Dividends	61	90
Other	92	408

Total Interest Income	19,370	20,909

INTEREST EXPENSE
Deposits	1,654	2,921
Short-term borrowings	10	15
Long-term borrowings	381	518

Total Interest Expense	2,045	3,454

Net Interest Income	17,325	17,455

PROVISION FOR LOAN LOSSES	50	4,000

Net Interest Income after Provision for Loan Losses	17,275	13,455

OTHER INCOME
Commissions from insurance sales	1,383	1,440
Service charges on deposit accounts	774	990
Income from fiduciary, investment management and brokerage activities	703	668
Income from mortgage loans held for sale	1,283	318
Earnings on investment in bank-owned life insurance	338	347
Net gains (losses) on equity securities	365	(475)
Service charges on ATM and debit card transactions	778	638
Other	289	240

Total Other Income	5,913	4,166

OTHER EXPENSES
Salaries and employee benefits	8,668	8,501
Net occupancy	1,167	981
Equipment	1,291	1,284
Other tax	393	327
Professional services	224	402
Supplies and postage	163	209
Marketing and corporate relations	77	184
FDIC and regulatory	232	41
Merger related expenses	—	5,965
Intangible assets amortization	296	315
Foreclosed real estate (income) expenses	(1)	75
Other operating	1,277	1,173

Total Other Expenses	13,787	19,457

Income (Loss) before Income Taxes	9,401	(1,836)

PROVISION (BENEFIT) FOR INCOME TAXES	1,930	(613)

Net Income (Loss)	$7,471	$(1,223)

PER SHARE DATA
Basic earnings (loss)	$0.86	$(0.14)
Cash dividends declared	$0.25	$0.25
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2021	2020

NET INCOME (LOSS)	$7,471	$(1,223)

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized (losses) gains arising during the period, net of income taxes of $(1,738) and $907, respectively	(6,079)	3,202

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $0, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $69 and $38, respectively (B) (C)	244	131

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,835)	3,333

TOTAL COMPREHENSIVE INCOME	$1,636	$2,110

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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2021 and 2020

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2021	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972
Net income	—	—	—	7,471	—	7,471
Other comprehensive loss, net of taxes	—	—	—	—	(5,835)	(5,835)
Common stock shares issued (5,627 shares)	14	—	(195)	—	—	(181)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared	—	—	—	(2,177)	—	(2,177)
BALANCE – MARCH 31, 2021	$21,932	$(728)	$94,215	$153,666	$(11,473)	$257,612

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2020	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516
Net loss	—	—	—	(1,223)	—	(1,223)
Other comprehensive income, net of taxes	—	—	—	—	3,333	3,333
Common stock shares issued (1,590,547 shares)	3,964	—	53,309	—	—	57,273
Restricted stock compensation expense	—	—	262	—	—	262
Cash dividends declared	—	—	—	(2,167)	—	(2,167)
BALANCE – MARCH 31, 2020	$21,819	$(728)	$93,150	$135,273	$(2,520)	$246,994
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,471	$(1,223)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(1,283)	(318)
Loss on sales of foreclosed assets held for resale, including writedowns	—	13
Earnings on investment in bank-owned life insurance	(338)	(347)
(Gain) Loss on equity securities	(365)	475
Restricted stock compensation expense	362	262
Depreciation and amortization	866	959
Provision for loan losses	50	4,000
Net amortization of investment securities premiums	410	125
Decrease (Increase) in accrued interest receivable	183	(91)
Decrease in accrued interest payable	(612)	(153)
Mortgage loans originated for sale	(46,670)	(14,302)
Proceeds from sales of loans originated for sale	46,987	16,290
(Increase) Decrease in other assets	(184)	943
Increase in deferred tax expense	(398)	(221)
Increase in other liabilities	2,559	2,004
Net Cash Provided by Operating Activities	9,038	8,416
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,139	1,144
Proceeds from maturities of investment securities available for sale	26,693	6,087
Purchase of investment securities available for sale	(52,210)	(42,404)
Redemption of restricted investment in bank stocks	144	1,084
Net decrease (increase) in loans	27,027	(5,622)
Purchase of bank-owned life insurance	—	(400)
Bank acquisition, net of cash acquired	—	35,262
Capital expenditures	(76)	(406)
Proceeds from sales of premises and equipment	28	—
Proceeds from sales of foreclosed real estate	—	135
Net Cash Provided by (Used in) Investing Activities	2,745	(5,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	32,379	16,054
Net increase in time certificates of deposits and interest bearing deposits	60,718	8,985
Net decrease in short-term borrowings	(7,182)	(7,331)
Proceeds from long-term borrowings	15,000	—
Repayments on long-term borrowings	(3,129)	(4,023)
Dividends paid	(2,177)	(2,167)
Common stock issued	14	—
Net Cash Provided by Financing Activities	95,623	11,518
Net Increase in Cash and Cash Equivalents	107,406	14,814
CASH AND CASH EQUIVALENTS — BEGINNING	399,352	114,356
CASH AND CASH EQUIVALENTS — ENDING	$506,758	$129,170
Supplemental disclosures of cash flow information
Interest paid	$2,657	$3,607
Income taxes paid	$—	$—
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$—	$118
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$—	$22,167
Loans	—	333,967
Premises and equipment	—	11,682
Investment in bank-owned life insurance	—	10,896
Restricted investments in bank stocks	—	1,141
Foreclosed assets held for resale	—	464
Goodwill	—	22,120
Core deposit intangible assets	—	3,572
Other assets	—	2,970
Non-interest bearing deposits	—	103,492
Interest bearing deposits	—	270,566
Trust preferred debentures	—	6,000
Long term borrowings	—	3,450
Other liabilities	—	2,824
Common shares issued	—	57,909
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its thirty-one community banking offices, including twenty community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania, as of April 1, 2021. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

RIG is a full-service insurance agency based in Westminster, Maryland, with additional locations in Germantown and Jarrettsville, Maryland. The agency offers a broad range of property and casualty and group life and health insurance to both individual and commercial clients.

On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. At the effective time of the acquisition, New Windsor merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (NWSB) with and into ACNB Bank. ACNB Bank now operates in the Maryland market as “NWSB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via a network of six community banking offices located in Carroll County, Maryland, as of April 1, 2021.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2020 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 5, 2021. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

ASU 2018-14

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

The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2021, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

3.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,710,393 and 8,477,642 weighted average shares of common stock outstanding for the three months ended March 31, 2021 and 2020, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of March 31, 2021, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2021, 35,587 shares were issued under this plan, of which 17,124 were fully vested, 11,917 vested during the quarter, and the remaining 6,546 will vest over the next year. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $28,000 and $33,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2021 and 2020, respectively.

4.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Service cost	$220	$188
Interest cost	236	270
Expected return on plan assets	(704)	(687)
Amortization of net loss	314	169

Net Periodic Benefit Expense (Income)	$66	$(60)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2020, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2021. As of March 31, 2021, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 347 active, vested, terminated and retired persons in the plan.

5.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $8,094,000 in standby letters of credit as of March 31, 2021. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2021, for guarantees under standby letters of credit issued is not material.

6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — MARCH 31, 2021	$(1,434)	$(10,039)	$(11,473)
BALANCE — DECEMBER 31, 2020	$4,645	$(10,283)	$(5,638)
BALANCE — MARCH 31, 2020	$4,463	$(6,983)	$(2,520)

7.    Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2021 and 2020, is as follows:

In thousands	Banking	Insurance	Total
2021
Net interest income and other income from external customers	$21,866	$1,372	$23,238
Income before income taxes	9,185	216	9,401
Total assets	2,641,782	12,835	2,654,617
Capital expenditures	76	—	76

2020
Net interest income and other income from external customers	$20,186	$1,435	$21,621
(Loss) Income before income taxes	(2,001)	165	(1,836)
Total assets	2,167,427	12,638	2,180,065
Capital expenditures	406	—	406

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

Amortized cost and fair value of securities at March 31, 2021, and December 31, 2020, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2021
U.S. Government and agencies	$199,033	$1,378	$4,281	$196,130
Mortgage-backed securities, residential	113,145	2,366	1,210	114,301
State and municipal	35,899	225	418	35,706
Corporate bonds	8,775	100	4	8,871
	$356,852	$4,069	$5,913	$355,008

DECEMBER 31, 2020
U.S. Government and agencies	$181,704	$2,117	$218	$183,603
Mortgage-backed securities, residential	105,327	3,529	34	108,822
State and municipal	35,930	561	7	36,484
Corporate bonds	8,784	41	16	8,809
	$331,745	$6,248	$275	$337,718

SECURITIES HELD TO MATURITY

MARCH 31, 2021
Mortgage-backed securities, residential	$9,155	$296	$—	$9,451
	$9,155	$296	$—	$9,451
DECEMBER 31, 2020
Mortgage-backed securities, residential	$10,294	$474	$—	$10,768
	$10,294	$474	$—	$10,768

The fair value disclosures required by ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018, are as follows:

In thousands	Fair Value at January 1, 2021	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2021
MARCH 31, 2021
CRA Mutual Fund	$1,065	$—	$17	$1,048
Stock in other banks	1,105	382	—	1,487
	$2,170	$382	$17	$2,535

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2020
MARCH 31, 2020
CRA Mutual Fund	$1,045	$16	$—	$1,061
Stock in other banks	1,318	—	491	827
	$2,363	$16	$491	$1,888

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2020
DECEMBER 31, 2020
CRA Mutual Fund	$1,045	$25	$5	$1,065
Stock in other banks	1,318	—	213	1,105
	$2,363	$25	$218	$2,170

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021, and December 31, 2020:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2021
U.S. Government and agencies	$107,396	$4,281	$—	$—	$107,396	$4,281
Mortgage-backed securities, residential	49,943	1,209	254	1	50,197	1,210
State and municipal	16,765	418	—	—	16,765	418
Corporate bond	1,996	4	—	—	1,996	4
	$176,100	$5,912	$254	$1	$176,354	$5,913

DECEMBER 31, 2020
U.S. Government and agencies	$32,629	$218	$—	$—	$32,629	$218
Mortgage-backed securities, residential	10,458	34	—	—	10,458	34
State and municipal	2,148	7	—	—	2,148	7
Corporate bond	1,514	16	—	—	1,514	16
	$46,749	$275	$—	$—	$46,749	$275

SECURITIES HELD TO MATURITY

MARCH 31, 2021
Mortgage-backed securities, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

DECEMBER 31, 2020
Mortgage-backed securities, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2021, forty-two available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 8% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2021, twenty-two available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2021, twenty-six available for sale state and municipal securities had unrealized losses that individually did not exceed 9% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2021, one corporate bond had an unrealized loss that did not exceed 1% of amortized cost. This security has not been in a continuous loss position for 12 months or more. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2021, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2021, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$54,160	$54,583	$—	$—
Over 1 year through 5 years	34,050	34,902	—	—
Over 5 years through 10 years	111,373	108,131	—	—
Over 10 years	44,124	43,091	—	—
Mortgage-backed securities, residential	113,145	114,301	9,155	9,451
	$356,852	$355,008	$9,155	$9,451

The Corporation did not sell any securities available for sale during the first three months of 2021 or 2020.

At March 31, 2021, and December 31, 2020, securities with a carrying value of $267,184,000 and $301,201,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2021, and December 31, 2020:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2021
Originated Loans
Commercial and industrial	$267,234	$4,521	$3,368	$—	$275,123
Commercial real estate	438,258	56,452	10,269	—	504,979
Commercial real estate construction	36,030	1,552	—	—	37,582
Residential mortgage	311,659	5,319	178	—	317,156
Home equity lines of credit	76,153	496	—	—	76,649
Consumer	11,111	—	—	—	11,111
Total Originated Loans	1,140,445	68,340	13,815	—	1,222,600
Acquired Loans
Commercial and industrial	37,549	1,558	1,480	—	40,587
Commercial real estate	235,532	14,985	3,839	—	254,356
Commercial real estate construction	10,189	2,361	—	—	12,550
Residential mortgage	52,933	3,588	2,264	—	58,785
Home equity lines of credit	20,089	37	483	—	20,609
Consumer	1,231	—	—	—	1,231
Total Acquired Loans	357,523	22,529	8,066	—	388,118
Total Loans
Commercial and industrial	304,783	6,079	4,848	—	315,710
Commercial real estate	673,790	71,437	14,108	—	759,335
Commercial real estate construction	46,219	3,913	—	—	50,132
Residential mortgage	364,592	8,907	2,442	—	375,941
Home equity lines of credit	96,242	533	483	—	97,258
Consumer	12,342	—	—	—	12,342
Total Loans	$1,497,968	$90,869	$21,881	$—	$1,610,718

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2020
Originated Loans
Commercial and industrial	$270,047	$5,168	$2,688	$—	$277,903
Commercial real estate	414,538	54,122	10,463	—	479,123
Commercial real estate construction	39,462	1,746	—	—	41,208
Residential mortgage	332,632	4,327	178	—	337,137
Home equity lines of credit	80,560	346	—	—	80,906
Consumer	11,819	—	—	—	11,819
Total Originated Loans	1,149,058	65,709	13,329	—	1,228,096
Acquired Loans
Commercial and industrial	38,882	1,893	1,476	—	42,251
Commercial real estate	245,597	16,706	3,201	—	265,504
Commercial real estate construction	10,300	2,394	—	—	12,694
Residential mortgage	58,787	3,535	1,881	—	64,203
Home equity lines of credit	23,165	97	442	—	23,704
Consumer	1,330	—	2	—	1,332
Total Acquired Loans	378,061	24,625	7,002	—	409,688
Total Loans
Commercial and industrial	308,929	7,061	4,164	—	320,154
Commercial real estate	660,135	70,828	13,664	—	744,627
Commercial real estate construction	49,762	4,140	—	—	53,902
Residential mortgage	391,419	7,862	2,059	—	401,340
Home equity lines of credit	103,725	443	442	—	104,610
Consumer	13,149	—	2	—	13,151
Total Loans	$1,527,119	$90,334	$20,331	$—	$1,637,784

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Balance at beginning of period	$596	$642
Acquisitions of impaired loans	—	354
Reclassification from non-accretable differences	—	—
Accretion to loan interest income	(98)	(128)
Balance at end of period	$498	$868

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

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2021, and December 31, 2020:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2021
Commercial and industrial	$2,739	$2,739	$1,954	$—	$—
Commercial real estate	1,703	1,703	152	6,802	6,802
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	—	—
	$4,442	$4,442	$2,106	$6,903	$6,903

DECEMBER 31, 2020
Commercial and industrial	$2,031	$2,031	$1,224	$—	$—
Commercial real estate	2,728	2,728	158	5,861	5,861
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	—	—
	$4,759	$4,759	$1,382	$5,962	$5,962

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2021 and 2020:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2021
Commercial and industrial	$2,385	$—	$—	$—
Commercial real estate	1,703	—	6,716	54
Commercial real estate construction	—	—	128	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	—	—
	$4,088	$—	$6,945	$54

MARCH 31, 2020
Commercial and industrial	$62	$—	$—	$—
Commercial real estate	530	—	7,340	70
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	136	7
Home equity lines of credit	—	—	76	—
	$592	$—	$7,552	$77

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2021, and December 31, 2020, the table below excludes $6.0 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	March 31, 2021	December 31, 2020
Commercial and industrial	$2,739	$2,031
Commercial real estate	4,852	4,909
Commercial real estate construction	—	—
Residential mortgage	101	101
Home equity lines of credit	—	—
	$7,692	$7,041

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three months ended March 31, 2021 and 2020. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,764,000 and $3,933,000 at March 31, 2021 and March 31, 2020, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at March 31, 2021 and March 31, 2020, were $111,000 and $175,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructuring at March 31, 2021 and March 31, 2020, which totaled $3,653,000 and $3,758,000, respectively. As of March 31, 2021 and 2020, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three months ended March 31, 2021 and 2020. All other troubled debt restructured loans were current as of March 31, 2021, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of March 31, 2021, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2021 and December 31, 2020, totaled $506,000 and $391,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2021, and December 31, 2020:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2021
Originated Loans
Commercial and industrial	$85	$1,319	$1,274	$2,678	$272,445	$275,123	$—
Commercial real estate	464	552	2,933	3,949	501,030	504,979	—
Commercial real estate construction	—	—	—	—	37,582	37,582	—
Residential mortgage	1,752	—	451	2,203	314,953	317,156	351
Home equity lines of credit	91	—	72	163	76,486	76,649	72
Consumer	30	16	—	46	11,065	11,111	—
Total originated loans	2,422	1,887	4,730	9,039	1,213,561	1,222,600	423
Acquired Loans
Commercial and industrial	14	—	—	14	40,573	40,587	—
Commercial real estate	—	—	—	—	254,356	254,356	—
Commercial real estate construction	—	—	97	97	12,453	12,550	97
Residential mortgage	823	—	145	968	57,817	58,785	145
Home equity lines of credit	—	29	10	39	20,570	20,609	10
Consumer	—	—	—	—	1,231	1,231	—
Total acquired loans	837	29	252	1,118	387,000	388,118	252
Total Loans
Commercial and industrial	99	1,319	1,274	2,692	313,018	315,710	—
Commercial real estate	464	552	2,933	3,949	755,386	759,335	—
Commercial real estate construction	—	—	97	97	50,035	50,132	97
Residential mortgage	2,575	—	596	3,171	372,770	375,941	496
Home equity lines of credit	91	29	82	202	97,056	97,258	82
Consumer	30	16	—	46	12,296	12,342	—
Total Loans	$3,259	$1,916	$4,982	$10,157	$1,600,561	$1,610,718	$675

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2020
Originated Loans
Commercial and industrial	$1,432	$—	$—	$1,432	$276,471	$277,903	$—
Commercial real estate	133	2,463	1,631	4,227	474,896	479,123	—
Commercial real estate construction	—	76	—	76	41,132	41,208	—
Residential mortgage	1,382	335	623	2,340	334,797	337,137	522
Home equity lines of credit	54	60	58	172	80,734	80,906	58
Consumer	98	51	—	149	11,670	11,819	—
Total originated loans	3,099	2,985	2,312	8,396	1,219,700	1,228,096	580
Acquired Loans
Commercial and industrial	122	231	—	353	41,898	42,251	—
Commercial real estate	319	220	—	539	264,965	265,504	—
Commercial real estate construction	42	—	97	139	12,555	12,694	97
Residential mortgage	834	349	146	1,329	62,874	64,203	146
Home equity lines of credit	196	—	32	228	23,476	23,704	32
Consumer	—	16	—	16	1,316	1,332	—
Total acquired loans	1,513	816	275	2,604	407,084	409,688	275
Total Loans
Commercial and industrial	1,554	231	—	1,785	318,369	320,154	—
Commercial real estate	452	2,683	1,631	4,766	739,861	744,627	—
Commercial real estate construction	42	76	97	215	53,687	53,902	97
Residential mortgage	2,216	684	769	3,669	397,671	401,340	668
Home equity lines of credit	250	60	90	400	104,210	104,610	90
Consumer	98	67	—	165	12,986	13,151	—
Total Loans	$4,612	$3,801	$2,587	$11,000	$1,626,784	$1,637,784	$855

    The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2021
Allowance for Loan Losses
Beginning balance - January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(18)	—	—	—	—	(37)	—	(55)
Recoveries	8	—	—	—	—	8	—	16
Provisions (credits)	476	(29)	40	(29)	(64)	(11)	(333)	50
Ending balance - March 31, 2021	$4,503	$9,540	$543	$3,366	$629	$608	$1,048	$20,237
Ending balance: individually evaluated for impairment	$1,954	$152	$—	$—	$—	$—	$—	$2,106
Ending balance: collectively evaluated for impairment	$2,549	$9,388	$543	$3,366	$629	$608	$1,048	$18,131

Loans Receivable
Ending balance	$315,710	$759,335	$50,132	$375,941	$97,258	$12,342	$—	$1,610,718
Ending balance: individually evaluated for impairment	$2,739	$8,505	$—	$101	$—	$—	$—	$11,345
Ending balance: collectively evaluated for impairment	$312,971	$750,830	$50,132	$375,840	$97,258	$12,342	$—	$1,599,373

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2020
Allowance for Loan Losses
Beginning balance - January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,017)	—	—	—	—	(51)	—	(2,068)
Recoveries	70	6	—	—	—	9	—	85
Provisions (credits)	2,193	812	(67)	146	(14)	15	915	4,000
Ending balance - March 31, 2020	$2,646	$7,511	$231	$2,701	$605	$623	$1,535	$15,852
Ending balance: individually evaluated for impairment	$36	$42	$—	$—	$—	$—	$—	$78
Ending balance: collectively evaluated for impairment	$2,610	$7,469	$231	$2,701	$605	$623	$1,535	$15,774

Loans Receivable
Ending balance	$208,859	$763,415	$44,198	$456,436	$118,603	$14,528	$—	$1,606,039
Ending balance: individually evaluated for impairment	$58	$8,357	$—	$101	$68	$—	$—	$8,584
Ending balance: collectively evaluated for impairment	$208,801	$755,058	$44,198	$456,335	$118,535	$14,528	$—	$1,597,455

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2020
Allowance for Loan Losses
Ending balance	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Ending balance: individually evaluated for impairment	$1,224	$158	$—	$—	$—	$—	$—	$1,382
Ending balance: collectively evaluated for impairment	$2,813	$9,411	$503	$3,395	$693	$648	$1,381	$18,844

Loans Receivable
Ending balance	$320,154	$744,627	$53,902	$401,340	$104,610	$13,151	$—	$1,637,784
Ending balance: individually evaluated for impairment	$2,031	$8,589	$—	$101	$—	$—	$—	$10,721
Ending balance: collectively evaluated for impairment	$318,123	$736,038	$53,902	$401,239	$104,610	$13,151	$—	$1,627,063

Loan Modifications/Troubled Debt Restructurings/COVID-19

The Corporation has received a significant number of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to many such deferrals or are in the process of doing so. Under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to US GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of March 31, 2021, the Corporation had 30 temporary modifications with principal balances totaling $23,720,360.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Capital
Commercial Purpose	28	Up to 6 months	$23,562,751	9.15%
Consumer Purpose	2	Up to 6 months	157,609	0.06
	30		$23,720,360

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

The following table provides information with respect to the Corporation’s Commercial loans by industry at March 31, 2021 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

Type of Loans	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Capital
Lessors of Commercial Real Estate	6	$6,105,203	0.38%	2.37%
Lessors of Residential Real Estate	—	—	—	—
Hospitality Industry (Hotels/Bed & Breakfast)	5	13,479,711	0.84	5.24
Food Services Industry	1	55,248	0.00	0.02
Other	16	3,922,589	0.24	1.52
	28	$23,562,751	1.46%	9.15%

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

On December 27, 2020, President Trump signed H.R. 133, the Consolidated Appropriations Act, 2021, into law (Economic Aid Act). Congress appropriated approximately $285 billion to the SBA to reopen the PPP for first-time and second-time borrowers. The Economic Aid Act reopened the PPP for first-time borrowers (First Draw PPP Loan) and allows for a second draw of PPP funds (Second Draw PPP Loan) for small businesses with 300 or fewer employees that have sustained a 25% drop in revenue in any quarter of 2020 when compared to the same quarter in 2019. To receive a second draw PPP loan, a business must use or have used the full amount of their first PPP loan. The maximum second-draw loan amount is $2 million. Second Draw PPP Loans will have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity; and (c) principal and interest payments deferred until ten months following the last day of the covered period.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred until ten months following the last day of the covered period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of March 31, 2021, the Corporation had originated approximately 2,049 applications for $213,977,091 of loans under the PPP. Fee income was approximately $8.7 million, before costs. The Corporation recognized $2.8 million of PPP fee income in 2020 and $953,000 of PPP fee income through March 31, 2021. The remaining amount will be recognized in future quarters.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at March 31, 2021, and December 31, 2020, are as follows:

		March 31, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$196,130	$—	$196,130	$—
Mortgage-backed securities, residential		114,301	—	114,301	—
State and municipal		35,706	—	35,706	—
Corporate bonds		8,871	—	8,871	—
Total securities available for sale	Recurring	$355,008	$—	$355,008	$—
Equity securities with readily determinable fair values	Recurring	$2,535	$2,535	$—	$—
Collateral dependent impaired loans	Nonrecurring	$6,430	$—	$—	$6,430

		December 31, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$183,603	$—	$183,603	$—
Mortgage-backed securities, residential		108,822	—	108,822	—
State and municipal		36,484	—	36,484	—
Corporate bonds		8,809	—	8,809	—
Total securities available for sale	Recurring	$337,718	$—	$337,718	$—
Equity securities with readily determinable fair values	Recurring	$2,170	$2,170	$—	$—
Collateral dependent impaired loans	Nonrecurring	$7,498	$—	$—	$7,498

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2021
Impaired loans	$6,430	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(54)%

December 31, 2020
Impaired loans	$7,498	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(52)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2021:

	March 31, 2021
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,305	$24,305	$10,252	$14,053	$—
Interest-bearing deposits in banks	482,453	482,453	482,453	—	—
Equity securities available for sale	2,535	2,535	2,535	—	—
Investment securities available for sale	355,008	355,008	—	355,008	—
Investment securities held to maturity	9,155	9,451	—	9,451	—
Loans held for sale	12,000	12,000	—	12,000	—
Loans, less allowance for loan losses	1,590,481	1,616,326	—	—	1,616,326
Accrued interest receivable	6,767	6,767	—	6,767	—
Restricted investment in bank stocks	2,798	2,798	—	2,798	—

Financial liabilities:
Demand deposits and savings	1,816,731	1,816,731	—	1,816,731	—
Time deposits	461,891	465,265	—	465,265	—
Short-term borrowings	31,282	31,282	—	31,282	—
Long-term borrowings	54,616	55,329	—	55,329	—
Trust preferred subordinated debt	11,000	9,914	—	9,914	—
Accrued interest payable	822	822	—	822	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2020:

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2021, and December 31, 2020:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$31,282	$—	$31,282	$(31,282)	$—	$—

December 31, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$38,464	$—	$38,464	$(38,464)	$—	$—

(a) As of March 31, 2021, and December 31, 2020, the fair value of securities pledged in connection with repurchase agreements was $40,147,000 and $54,680,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2021:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$31,282	$—	$—	$—	$31,282
Total	$31,282	$—	$—	$—	$31,282

12.    Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	March 31, 2021	December 31, 2020
FHLB advances	$35,716	$38,716
Loan payable to local bank	1,200	1,329
Loan payable variable rate	2,700	2,700
Trust preferred subordinated debt	5,000	5,000
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	—
	$65,616	$53,745

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2020 to 2023 with a weighted average rate of 2.39%.

The loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty.

The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by

ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is April 9, 2021, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

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

The second trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On December 31, 2020, the most recent interest rate reset date, the interest rate was adjusted to 1.84650% for the period ending March 14, 2021. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

On March 30, 2021, ACNB Corporation (the Company) entered into Subordinated Note Purchase Agreements (Purchase Agreements) with certain institutional accredited investors and qualified institutional buyers (the Purchasers) pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 4.00% fixed-to-floating rate subordinated notes due March 31, 2031 (the Notes). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Company intends to use the net proceeds it received from the sale of the Notes to retire outstanding debt of the Company, repurchase issued and outstanding shares of the Company, support general corporate purposes, underwrite growth opportunities, create an interest reserve for the Notes, and downstream proceeds to ACNB Bank (the Bank), to be used by the Bank to continue to meet regulatory capital requirements, increase the regulatory lending ability of the Bank, and support the Bank’s organic growth initiatives. The Notes have a stated maturity of March 31, 2031, are redeemable by the Company at its option, in whole or in part, on or after March 30, 2026, and at any time upon the occurrences of certain events.

13.    Goodwill and Other Intangible Assets

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$10,428	$7,226
New Windsor core deposit intangibles	2,418	1,418
FCBI core deposit intangibles	3,560	793

The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The annual analysis is scheduled to occur within the fourth quarter of 2021. At March 31, 2021, ACNB cannot project the outcome of the annual analysis, however there are no events or circumstances indicating impairment.

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

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities – ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $468,340,000 and $350,500,000 at March 31, 2021 and 2020, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: the effects of governmental and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Coronavirus Response and Relief Supplemental Appropriations Act, the Coronavirus Aid, Relief, and Economic Security Act, the Tax Cuts and Jobs Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act; impacts of the capital and liquidity requirements of the Basel III standards; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; the effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; the effects of technology changes; volatilities in the securities markets; the effect of general economic conditions and more specifically in the Corporation’s market areas; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; the ability to manage current levels of impaired assets; the loss of certain key officers; the ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2020. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the three months ended March 31, 2021. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2021, compared to Quarter ended March 31, 2020

Executive Summary

Net income for the three months ended March 31, 2021, was $7,471,000, compared to a net loss of $1,223,000 for the same quarter in 2020, an increase of $8,694,000 or 710.9%. Basic earnings (loss) per share for the three month period was $0.86 in 2021 and $(0.14) in 2020, or a 714.3% increase. The higher net income for the first quarter of 2021 was primarily a result of higher fee income, less loan loss provision compared to the first quarter of 2020 which had a loan charge-off of $2,000,000, and one-time merger expenses. Net interest income for the quarter ended March 31, 2021 decreased $130,000, or 0.7%, as decreases in total interest income were greater than decreases in total interest expense. Provision for loan losses was $50,000 for the quarter ended March 31, 2021, compared to $4,000,000 for the same quarter in 2020, based on the adequacy analysis including estimation of 2020 COVID-19 losses (that even though not realized were believed to be embedded in the loan portfolio in the first quarter of 2020), resulting in an allowance to total loans of 1.26% (1.66% of non-acquired loans) at March 31, 2021. Other income increased $1,747,000, or 41.9%, due in part to increases in bank fees from selling mortgages into the secondary market and change in equity securities fair value. Other expenses decreased $5,670,000, or 29.1%, due in part to merger-related expenses in 2020 in connection with the acquisition of Frederick County Bancorp, Inc. in the Frederick County, Maryland market (FCBI) in January 2020. During the first quarter of 2021 there were $0 in merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020. Although profitable, ACNB was profoundly impacted by the COVID-19 events, as were most community banks.

Net Interest Income

Net interest income totaled $17,325,000 for the three months ended March 31, 2021, compared to $17,455,000 for the same period in 2020, a decrease of $130,000, or 0.7%. Net interest income decreased due to an decrease in interest income to a greater extent than a decrease in interest expense. Interest income decreased $1,539,000, or 7.4%, due to the change in mix of average earning assets, in addition to decreased rates due to market events. The decrease in interest expense resulted from deposit rate decreases in addition to a favorable change in deposit mix (as discussed below). Loans outstanding was a result of active participation in the SBA Payroll Protection Program (PPP), the acquisition of FCBI offsetting loan paydowns and payoffs despite concerted effort by management to offset the recent year trend of the market area’s heightened competition and the COVID-19 related slow economic conditions. Loan yields were negatively impacted by declines in the U.S. Treasury yields and other market driver interest rates. The first quarter saw continued lower market yields and the difference between longer term rates and shorter term rates was generally modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income decreased on investment securities due to new purchases at rates lower than rates on maturing investments. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during the first quarter of 2021; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of COVID-19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, as economic conditions in the Corporation’s marketplace eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, after COVID-19 Federal Open Market Committee (FOMC) actions, rates on transaction, savings and time deposits were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense decreased $1,409,000, or 40.8%, due to lower rates offsetting higher volume on transaction deposits, certificate of deposit rate decreases and lower volume, and by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first quarter of 2021 was 2.81% compared to 3.30% during the same period in 2020. Also comparing the first quarter of 2021 to 2020, the yield on interest earning assets decreased by 0.97% and the cost of interest bearing liabilities decreased by 0.47%. The net interest margin was 2.94% for the first quarter of 2021 and 3.55% for the first quarter of 2020. The net interest margin decrease was net of lower purchase accounting adjustments which decreased 28 basis points, but was more impacted by sharp market rate decreases (including PPP loans) and less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets.

Average earning assets were $2,387,000,000 during the first quarter of 2021, an increase of $411,000,000 from the average for the first quarter of 2020. Average interest bearing liabilities were $1,721,000,000 in the first quarter of 2021, an increase of $266,000,000 from the same period in 2020. Non-interest demand deposits increased $210,000,000 on average. All increases were a result of COVID-19 related slow economic activity that tend to concentrate increased liquidity into the banking system, including PPP loan proceeds.

Provision for Loan Losses

The provision for loan losses was $50,000 in the first quarter of 2021 and $4,000,000 in the first quarter of 2020. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the FCBI acquisition or the New Windsor Bancorp, Inc. acquisition completed in 2017 (New Windsor), which were recorded at fair value as the acquisition dates. Total impaired loans at March 31, 2021 were 5.8% higher when compared to December 31, 2020. Nonaccrual loans increased by 9.2%, or $651,000, since December 31, 2020; all substandard loans increased by 7.6% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The first quarter 2021 provision was calculated to be much lower due to the intervening provisioning for the impact of the COVID-19 pandemic and the continued reduction in modifications made in prior periods because of COVID-19. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The estimated increase in this 2021 qualitative factor for this event was approximately $0 for a total of $50,000 in provision expense. The remainder of the provision was due to limited loss incurred in 2021 charge-offs. Otherwise Management concluded that the loan portfolio exhibited continued general stability in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The long term effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factors. This same analysis concluded that the unallocated allowance should be in the same range in 2021 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2021, the Corporation had net charge-offs of $39,000, as compared to net charge-offs of $1,983,000 for the first quarter of 2020.

Other Income

Total other income was $5,913,000 for the three months ended March 31, 2021, up $1,747,000, or 41.9%, from the first quarter of 2020. Fees from deposit accounts decreased by $216,000, or 21.8%, due to COVID-19-related decrease in economic activity that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $140,000 or 21.9%, to $778,000 due to variations in volume and mix, including COVID-19 related higher online volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. A another challenge to this revenue source is the general COVID-19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $703,000 for the three months ended March 31, 2021, as compared to $668,000 for the first quarter of 2020, a 5.2% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance decreased by $9,000, or 2.6%, as a net result of more insurance in place, varying crediting rates and administrate cost. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was down by $57,000, or 4.0%, to $1,383,000 during the period due to variations in commission volume, net of volume on new books of business purchased in the interim period. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions accruals were lower than prior years, due to specific claims at RIG and trends in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Estimation of upcoming contingent commissions is not practicable at March 31, 2021, however they are expected to exceed the prior year. Income for sold mortgages included in other income, increased by $965,000 or 303.5% due to demand for refinancing in the low rate environment; such demand is rate dependent and therefore volatile. There were no gains or losses on sales of securities during the first quarter of 2021 and 2020. A $365,000 net fair value gain was recognized on local bank and CRA-related equity securities during the first quarter of 2021 due to less concern on COVID-19 related negative market value effect on publicly-traded local bank stocks, compared to a $475,000 net fair value loss during the first quarter of 2020 when such concerns were high. No equity securities were sold in either period. Other income in the three months ended March 31, 2021, was up by $49,000, or 20.4%, to $289,000 due to a variety other fee income variances, mostly volume related.

Other Expenses

Other expenses for the quarter ended March 31, 2021 were $13,787,000, a decrease of $5,670,000 or 29.1%, most of which was the result of the first quarter of 2020 merger expenses of $5,965,000.

The largest component of other expenses is salaries and employee benefits, which increased by $167,000, or 2.0%, when comparing the first quarter of 2021 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

•replacing and maintaining customer-facing staff through the COVID-19 event due to a competitive labor market;

•variations in customer-facing staff retained to service the FCBI market;

•increased organic growth initiatives at RIG;

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

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was up by $126,000, or 210.0%, when comparing the three months ended March 31, 2021, to the three months ended March 31, 2020, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $186,000, or 19.0% during the period, mostly due to more winter season expense. Equipment expense increased by $7,000, or 0.5%, due to tech equipment expenditures which vary due to specific projects. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. ACNB Bank is in the midst of a core system conversion that will change various expense components (which cannot be fully estimated) when complete as part of its Digital Transformation strategy. Technology investments and training allowing staff to work from home continues to prove invaluable in keeping the Bank operational during the pandemic.

Professional services expense totaled $224,000 during the first quarter of 2021, as compared to $402,000 for the same period in 2020, a decrease of $178,000, or 44.3%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $77,000 for the first quarter of 2021, or 58.2% lower, as compared to the same period of 2020. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate (income) expense recovery (from prior year losses) was $(1,000) and $75,000 for the three months ended March 31, 2021 and 2020, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher expense in 2020 was related to expense until final liquidation. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2021 depending on the unknown expenses related to new properties acquired. Foreclosure actions could be delayed in the COVID-19 environment.

Other tax expense increased by $66,000, or 20.2%, comparing the three months ended March 31, 2021 and 2020, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with retained earnings equity and acquisitions. Supplies and postage expense decreased by 22.0% due to variation in timing of sporadic refills. FDIC and regulatory expense increased 465.9% due to prior periods use of credits that did not repeat in the current periods. Intangible amortization decreased 6.0% on bank acquisition calculations and RIG books of business purchases. Other operating expenses increased by $104,000, or 8.9%, in the first quarter of 2021, as compared to the first quarter of 2020. Increases included electronic banking and corporate governance related costs. In addition, other expenses include the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, added approximately $77,000 to other expenses in the first quarter of 2021 compared to $34,000 in the first quarter of 2020. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $1,930,000, or 20.5% of pretax income, during the first quarter of 2021, as compared to $(613,000), or 33.4% of pretax loss, during the same period in 2020. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $70,000 and $62,000 for the three months ended March 31, 2021 and 2020, respectively.

FINANCIAL CONDITION

Assets totaled $2,654,617,000 at March 31, 2021, compared to $2,555,362,000 at December 31, 2020, and $2,180,065,000 at March 31, 2020. Average earning assets during the three months ended March 31, 2021, increased to $2,387,000,000 from $2,130,625,000 during the same period in 2020. Average interest bearing liabilities increased in 2021 to $1,721,000,000 from $1,544,540,000 in 2020.

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

At March 31, 2021, the securities balance included a net unrealized loss on available for sale securities of $1,434,000, net of taxes, on amortized cost of $356,852,000 versus a net unrealized gain of $4,645,000, net of taxes, on amortized cost of $331,745,000 at December 31, 2020, and a net unrealized gain of $4,463,000, net of taxes, on amortized cost of $247,310,000 at March 31, 2020. The change in fair value of available for sale securities during 2021 was a result of the higher amount of investments in the available for sale portfolio and by a decrease in fair value from an increase in the U.S. Treasury yield curve rates and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve reinstituted their rate-decreasing Quantitative Easing program in the COVID-19 crisis; and after increasing the fed funds rate in mid-December 2015 through December 2018 the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis; both actions causing the U.S. Treasury yield curve to decrease in 2020. However, the bond market sensed that government stimulus would lead to inflation and the yield curve increased in terms relevant to the investment securities in the Corporation’s portfolio as of March 31, 2021, leading to fair value deceases.. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At March 31, 2021, the securities balance included held to maturity securities with an amortized cost of $9,155,000 and a fair value of $9,451,000, as compared to an amortized cost of $10,294,000 and a fair value of $10,768,000 at December 31, 2020, and an amortized cost of $18,090,000 and a fair value of $18,565,000 at March 31, 2020. The held to maturity securities are U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to changes in accounting rules, no held to maturity securities were added in the past several years. No held to maturity securities were acquired from FCBI.

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

Loans

Loans outstanding increased by $4,679,000, or 0.3%, at March 31, 2021 from March 31, 2020, and decreased by $27,066,000, or 1.7%, from December 31, 2020, to March 31, 2021. The decrease in loans year to date is largely attributable to the sale of most new residential mortgages and the early payoff of loans in the residential mortgage, consumer, and government lending portfolios. Year over year, organic loan growth is primarily a result of active participation in the Paycheck Protection Program (PPP). Despite the intense competition in the Corporation’s market areas, there is a continued focus internally on asset quality and disciplined underwriting standards in the loan origination process. In all periods, residential real estate lending and refinance activity was sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs were anticipated in the remainder of 2021 from either customers’ cash reserves or refinancing at competing banks and markets, and currently lending actions are continuing while dealing with modifications and the ongoing work involved with the PPP Small Business Administration (SBA) guaranteed loans. During the first three months of 2021, total commercial purpose loans increased and local market portfolio residential mortgages decreased, largely from the acquisition of FCBI and active participation in the PPP program. Total commercial purpose segments increased $6,494,000, or 0.6%, as compared to December 31, 2020. $142,036,000 of this increase was PPP loans written in 2020 and 2021 to existing ACNB commercial customer base. Otherwise these loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are predominantly bank qualified for mostly tax free interest income treatment for federal income taxes. These loans totaled $78,945,000 at March 31, 2021, an increase of 14.8% from $68,772,000 held at the end of 2020; these loans are especially subject to refinancing in a declining rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $32,751,000, or 6.5%, as compared to December 31, 2020. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $473,199,000 total in residential mortgage loans at March 31, 2021, $124,767,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.8% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of March 31, 2021, the Corporation had an outstanding balance of $142,036,347 under the PPP program, net of repayments and forgiveness to date. Gross fees collected totaled $8,650,000. Of this amount, fee income recognized was approximately $2,875,000, before costs in 2020. $953,000 was recognized as adjustment to interest income yield through the first quarter of 2021, and the balance will be recognized in future quarters as an adjustment of interest income yield.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $371,449,000, or 23.1% of total loans, at March 31, 2021. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

•For 2020 a special allowance was developed to quantify a current expected incurred loss as a result of the COVID-19 crisis. The factor considered the loan mix effects of businesses likely to be harder hit by quarantine closure orders, the relative amount of COVID-19 related modifications requested to date, the estimated regional infection stage and geopolitical factors. A large unknown in this factor is the expected duration of the quarantine period.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2021 and the resulting allowance at March 31, 2021, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2020 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at March 31, 2021. The amount of the unallocated portion of the allowance was $1,048,000 at March 31, 2021. Before the COVID-19 event, management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, but with increased risk from the impact of the COVID-19 crisis . The provision for year-to-date March 31, 2021 and 2020, was $50,000 and $4,000,000, respectively. More specifically, as total loans decreased from year-end 2020 and the provision expense decreased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at March 31, 2021, was $20,237,000, or 1.26% of total loans (1.66% of non-acquired loans), as compared to $15,852,000, or 0.99% of loans, at March 31, 2020, and $20,226,000, or 1.23% of loans, at December 31, 2020. The increase from year-end resulted from charge-offs of $39,000 net of recoveries and $50,000 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Beginning balance – January 1	$20,226	$13,835	$13,835
Provisions charged to operations	50	9,140	4,000
Recoveries on charged-off loans	16	238	85
Loans charged-off	(55)	(2,987)	(2,068)
Ending balance	$20,237	$20,226	$15,852

Loans past due 90 days and still accruing were $675,000 and nonaccrual loans were $7,692,000 as of March 31, 2021. $111,000 of the nonaccrual balance at March 31, 2021, were in troubled debt restructured loans. $3,653,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $3,037,000 at March 31, 2020, while nonaccruals were $4,826,000. $175,000 of the nonaccrual balance at March 31, 2020, was in troubled debt restructured loans. $3,758,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $855,000 at December 31, 2020, while nonaccruals were $7,041,000. $127,000 of the nonaccrual balance at December 31, 2020, were in troubled debt restructured loans. $3,680,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2021, March 31, 2020, and December 31, 2020, were approximately $2,470,000, $2,887,000 and $2,607,000, respectively.

Because of the manageable level of nonaccrual loans and with substandard loans in the first quarter of 2021, a $50,000 provision addition to the allowance was necessary due to charge-offs of $39,000.

In the first two quarters of 2020, the Corporation had received significant numbers of requests to modify loan terms and/or defer principal and/or interest payments, and had agreed to appropriate deferrals or are in the process of doing so. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 related modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of March 31, 2021, the Corporation had 30 temporary modifications with principal balances totaling $23,720,360.

Details with respect to actual loan modifications are as follows:

Type of Loans	Number of Loans	Deferral Period	Balance	Percentage of Capital
Commercial Purpose	28	Up to 6 months	$23,562,751	9.15%
Consumer Purpose	2	Up to 6 months	157,609	0.06
	30		$23,720,360

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2021, as compared to December 31, 2020, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2021
Owner occupied commercial real estate	9	$4,544	$151	$—	In market	2008 - 2019
Investment/rental residential real estate	3	410	—	—	In market	2009 - 2016
Commercial and industrial	3	2,738	1,955	—	In market	2008 - 2019
Total	15	$7,692	$2,106	$—

December 31, 2020
Owner occupied commercial real estate	9	$4,601	$124	$—	In market	2008 - 2019
Investment/rental residential real estate	3	410	34	—	In market	2009 - 2016
Commercial and industrial	2	2,030	1,224	—	In market	2008 - 2019
Total	14	$7,041	$1,382	$—

Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby market areas of Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, for purposes listed in the classifications in the table above.

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at March 31, 2021.

Owner occupied commercial real estate at March 31, 2021, includes nine unrelated loan relationships. A $1,009,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year. An $802,000 merger-acquired loan relationship for a light manufacturing enterprise which was performing when acquired is pursuing a possible sale. An unrelated $392,000 credit was added to this category in the second quarter of 2020 when ACNB was notified that property was scheduled for tax sale which has been suspended. The other loans in this category have balances of less than $240,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2014 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

A $1,311,000 2017-acquired commercial real estate participation loan (after partial payoff in the third quarter of 2020) was added in the fourth quarter of 2019 and has been assigned a $118,000 specific allocation.

Investment/rental residential real estate at March 31, 2021, includes three unrelated loan relationships totaling $410,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. One loan in this category at April 2015, was stayed from further foreclosure action by a bankruptcy filing. A second loan added in the third quarter of 2019 appears to be adequately collateralized in an upcoming sheriff's sale. An unrelated loan relationship in this category was a business affected by COVID-19 but has made payments.

A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations. Liquidation are underway with a specific allocation of $1,1190,000. A related $441,000 owner occupied real estate loan is also in nonaccrual. An unrelated commercial and industrial loan at March 31, 2021 with a balance of $34,000 and a specific allocation of $11,000; this loan is currently making payments. A third unrelated loan relationship was added in the first quarter 2021 with an outstanding balance of $909,000 and a specific allocation $754,000 due to concerns on collateralization.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2021 and 2020 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $18,000 was recognized in the first three months of 2021 and 2020, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $0 for no properties at March 31, 2021, compared to $0 for no properties and borrowers at December 31, 2020. The decrease in the carrying value was due to all properties sold in 2020. All properties after acquisition are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2021; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,278,622,000 as of March 31, 2021. Deposits increased by $467,265,000, or 25.8%, from March 31, 2020, to March 31, 2021, and increased by $93,097,000, or 4.3%, from December 31, 2020, to March 31, 2021. Deposits increased in the first quarter of 2021 from PPP proceeds deposited to customer’s accounts and from increased balances in a broad base of accounts from lack of economic activity due to the COVID-19 event. Even with this increase in volume, deposit interest expense decreased 43.4% due to lower rates. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, it is expected that a return to more normal, lower balances will occur when the economy improves. With heightened competition, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. If rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2021, short-term Bank borrowings were $31,282,000, as compared to $38,464,000 at December 31, 2020, and $26,104,000 at March 31, 2020. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2020, repurchase agreement balances were down $7,182,000, or 18.7%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at March 31, 2021 and 2020, or December 31, 2020. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $65,616,000 at March 31, 2021, versus $53,745,000 at December 31, 2020, and $71,723,000 at March 31, 2020. Long-term borrowings decreased 8.5% from March 31, 2020. $20.0 million was the net decrease to FHLB term Bank borrowings to balance loan demand and deposit growth. FHLB fixed-rate term Bank advances that matured after the first quarter of 2019 were not renewed due to adequate deposit funding sources. A second quarter of 2017 $4.6 million Corporation loan was paid down to $1.2 million outstanding balance on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan was paid down to $0 at March 31, 2021. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. On March 30, 2021, ACNB Corporation issued $15,000,000 in Fixed-to-Floating Rate subordinated debt due March 31, 2031. The terms are five year 4% fixed rate and thereafter callable at 100% or a floating rate. The potential use of the net proceeds include retiring outstanding debt of the Corporation, repurchase issued and outstanding shares of the Corporation, support general corporate purposes, underwrite growth opportunities, create an interest reserve for the notes issued, and downstream proceeds to ACNB Bank to continue to meet regulatory capital requirements, increase the regulatory lending ability of the Bank, and support the Bank’s organic growth initiatives. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $257,612,000 at March 31, 2021, compared to $257,972,000 at December 31, 2020, and $246,994,000 at March 31, 2020. Shareholders’ equity decreased in the first three months of 2021 by $360,000 primarily due to the increase in accumulated other comprehensive loss from change in investment market value, net of $5,294,000 in retained earnings from 2021 earnings net of dividends paid to date.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.

A $5,835,000 increase in accumulated other comprehensive loss was a result of a net decrease in the fair value of the investment portfolio from the increase in market rates and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.
During the first three months of 2021, ACNB earned $7,471,000 and paid dividends of $2,177,000 for a dividend payout ratio of 29.1%. During the first three months of 2020, ACNB earned $(1,223,000) and paid dividends of $2,167,000 for a dividend payout ratio of (177.2)%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2021, 5,627 shares were issued under this plan with proceeds in the amount of $(181,000). Year-to-date March 31, 2020, shares were provided to participants by open market purchases. Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of March 31, 2021, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on

February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of March 31, 2021, 35,587 shares were issued under this plan and 538,468 shares were available for grant. Proceeds are used for general corporate purposes.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were no shares repurchased under the plan during the quarter ended March 31, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2021, and December 31, 2020, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of March 31, 2021, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework on March 31, 2021.

The banking subsidiary’s capital ratios are as follows:

	March 31, 2021	December 31, 2020	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.21%	9.01%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	14.33%	13.86%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.33%	13.86%	8.00%
Total risk-based capital ratio	15.58%	15.10%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2021, ACNB’s banking subsidiary had a borrowing capacity of approximately $825,196,000 from the FHLB, of which $775,330,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $566,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $31,282,000 and $38,464,000 at March 31, 2021, and December 31, 2020, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

 On March 30, 2021, the Corporation issued $15 million of subordinated debt in order to pay off existing higher rate debt, to potentially repurchase ACNB common stock and to use for inorganic growth opportunities. Otherwise, the $15 million of subordinated debt qualifies as Tier 2 capital at the Holding Company level, but can be transferred to the Bank where it qualifies as Tier 1 Capital. The debt has a 4.00% fixed-to-floating rate and a stated maturity of March 31, 2031. The debt is redeemable by the Corporation at its option, in whole or in part, on or after March 30, 2026, and at any time upon occurrences of certain unlikely events such as receivership insolvency or liquidation of ACNB or ACNB Bank.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2021, the Corporation had unfunded outstanding commitments to extend credit of approximately $358,944,000 and outstanding standby letters of credit of approximately $8,094,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.7 billion in assets, $2.3 billion in deposits, and $1.6 billion in loans with 31 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland, as of April 1, 2021. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A – Risk Factors.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2020. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2021, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There are no material changes in risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2008, the Corporation announced a plan to purchase up to 120,000 shares of its outstanding common stock. There were no treasury shares purchased under this plan during the quarter ended March 31, 2021. The maximum number of shares that may have been purchased under this stock repurchase plan was 57,400; however, this plan was replaced and superseded by the new stock repurchase program, as indicated below, approved on February 23, 2021.

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2021, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2021, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2021, there were 196,238 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2021, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

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

Exhibit 4.1
Form of ACNB Corporation 4.00% Fixed-to-Floating Rate Subordinated Note due March 31, 2031. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2021.)

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

Exhibit 10.4
Amended and Restated Director Deferred Fee Plan — Applicable to Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Marian B. Schultz, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.16
ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 5, 2021.)

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

Exhibit 10.30
Form of Subordinated Note Purchase Agreement dated March 30, 2021, by and among ACNB Corporation and the Purchasers. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2021.)

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

ACNB CORPORATION (Registrant)

Date:	April 30, 2021	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)