Form 10-Q
period 2021-09-30
ACNB CORP
filed 2021-11-03
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The number of shares of the Registrant’s Common Stock outstanding on October 26, 2021, was 8,695,071.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2021	September 30, 2020	December 31, 2020

ASSETS

Cash and due from banks	$22,479	$21,163	$23,739
Interest bearing deposits with banks	700,303	278,490	375,613

Total Cash and Cash Equivalents	722,782	299,653	399,352

Equity securities with readily determinable fair values	2,547	1,880	2,170
Debt securities available for sale	411,676	313,671	337,718
Securities held to maturity, fair value $7,482; $14,110; $10,768	7,220	13,606	10,294
Loans held for sale	3,935	10,043	11,034
Loans, net of allowance for loan losses $19,141; $19,200; $20,226	1,467,745	1,681,683	1,617,558
Premises and equipment, net	31,667	33,180	33,013
Right of use assets	3,416	3,306	3,145
Restricted investment in bank stocks	2,368	3,022	2,942
Investment in bank-owned life insurance	64,467	63,049	63,401
Investments in low-income housing partnerships	1,286	1,411	1,380
Goodwill	42,108	42,108	42,108
Intangible assets, net	6,387	7,578	7,265
Foreclosed assets held for resale	—	680	—
Other assets	25,188	28,179	23,982

Total Assets	$2,792,792	$2,503,049	$2,555,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$610,765	$544,332	$556,666
Interest bearing	1,806,796	1,571,244	1,628,859

Total Deposits	2,417,561	2,115,576	2,185,525

Short-term borrowings	44,605	52,721	38,464
Long-term borrowings	41,700	57,113	53,745
Lease liabilities	3,416	3,292	3,138
Other liabilities	15,670	17,624	16,518

Total Liabilities	2,522,952	2,246,326	2,297,390

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,789,890, 8,765,913 and 8,771,993 shares issued; 8,712,189, 8,703,313 and 8,709,393 shares outstanding	21,963	21,903	21,918
Treasury stock, at cost; 77,701, 62,600 and 62,600 shares	(1,148)	(728)	(728)
Additional paid-in capital	94,527	93,895	94,048
Retained earnings	165,001	143,499	148,372
Accumulated other comprehensive loss	(10,503)	(1,846)	(5,638)

Total Stockholders’ Equity	269,840	256,723	257,972

Total Liabilities and Stockholders’ Equity	$2,792,792	$2,503,049	$2,555,362
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2021	2020	2021	2020

INTEREST AND DIVIDEND INCOME
Loans, including fees	$17,689	$19,861	$54,435	$59,076
Securities:
Taxable	1,366	1,198	4,033	3,676
Tax-exempt	138	129	402	341
Dividends	34	60	137	205
Other	255	76	478	520
Total Interest Income	19,482	21,324	59,485	63,818
INTEREST EXPENSE
Deposits	1,084	2,498	4,028	8,166
Short-term borrowings	11	15	28	44
Long-term borrowings	387	445	1,535	1,442
Total Interest Expense	1,482	2,958	5,591	9,652
Net Interest Income	18,000	18,366	53,894	54,166

PROVISION FOR LOAN LOSSES	—	1,550	50	8,100

Net Interest Income after Provision for Loan Losses	18,000	16,816	53,844	46,066
OTHER INCOME
Commissions from insurance sales	1,715	1,688	4,951	4,745
Service charges on deposit accounts	900	827	2,428	2,460
Income from fiduciary, investment management and brokerage activities	837	659	2,363	1,982
Income from mortgage loans held for sale	300	427	2,497	1,279
Earnings on investment in bank-owned life insurance	356	365	1,066	1,090
Net gains (losses) on equity securities	—	(82)	377	(483)
Service charges on ATM and debit card transactions	862	809	2,536	2,161
Other	304	319	925	837
Total Other Income	5,274	5,012	17,143	14,071
OTHER EXPENSES
Salaries and employee benefits	8,921	8,625	26,259	25,731
Net occupancy	974	857	3,046	2,709
Equipment	1,181	1,284	3,783	4,039
Other tax	393	321	1,177	967
Professional services	422	265	890	921
Supplies and postage	198	145	539	554
Marketing and corporate relations	81	101	220	442
FDIC and regulatory	247	211	705	397
Merger related expenses	—	—	—	5,965
Intangible assets amortization	285	313	878	951
Foreclosed real estate income	(88)	(89)	(90)	(182)
Other operating	1,362	1,277	4,087	3,728
Total Other Expenses	13,976	13,310	41,494	46,222
Income before Income Taxes	9,298	8,518	29,493	13,915
PROVISION FOR INCOME TAXES	1,938	1,747	6,154	2,570
Net Income	$7,360	$6,771	$23,339	$11,345
PER SHARE DATA
Basic earnings	$0.84	$0.79	$2.67	$1.32
Cash dividends declared	$0.25	$0.25	$0.77	$0.75
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020

NET INCOME	$7,360	$6,771	$23,339	$11,345

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized gains (losses) arising during the period, net of income taxes of $(484), $(102), $(1,600) and $1,025, respectively	(1,695)	(358)	(5,598)	3,613

Reclassification adjustment for net gains included in net income, net of income taxes of $0, $0, $0 and $0, respectively (A) (C)	—	—	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $69, $37, $208 and $113, respectively (B) (C)	245	132	733	394

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,450)	(226)	(4,865)	4,007

TOTAL COMPREHENSIVE INCOME	$5,910	$6,545	$18,474	$15,352

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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2021 and 2020

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2021	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972
Net income	—	—	—	7,471	—	7,471
Other comprehensive loss, net of taxes	—	—	—	—	(5,835)	(5,835)
Common stock shares issued (5,627 shares)	14	—	(195)	—	—	(181)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared	—	—	—	(2,177)	—	(2,177)
BALANCE – MARCH 31, 2021	21,932	(728)	94,215	153,666	(11,473)	257,612
Net income	—	—	—	8,508	—	8,508
Other comprehensive income, net of taxes	—	—	—	—	2,420	2,420
Common stock shares issued (6,328 shares)	16	—	163	—	—	179
Cash dividends declared	—	—	—	(2,353)	—	(2,353)
BALANCE – JUNE 30, 2021	21,948	(728)	94,378	159,821	(9,053)	266,366
Net income	—	—	—	7,360	—	7,360
Other comprehensive loss, net of taxes	—	—	—	—	(1,450)	(1,450)
Common stock shares issued (5,942 shares)	15	—	149	—	—	164
Repurchased shares (15,101 shares)	—	(420)	—	—	—	(420)
Cash dividends declared	—	—	—	(2,180)	—	(2,180)
BALANCE- SEPTEMBER 30, 2021	$21,963	$(1,148)	$94,527	$165,001	$(10,503)	$269,840

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2020	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516
Net loss	—	—	—	(1,223)	—	(1,223)
Other comprehensive income, net of taxes	—	—	—	—	3,333	3,333
Common stock shares issued (1,590,547 shares)	3,964	—	53,309	—	—	57,273
Restricted stock compensation expense	—	—	262	—	—	262
Cash dividends declared	—	—	—	(2,167)	—	(2,167)
BALANCE – MARCH 31, 2020	21,819	(728)	93,150	135,273	(2,520)	246,994
Net income	—	—	—	5,797	—	5,797
Other comprehensive income, net of taxes	—	—	—	—	900	900
Common stock shares issued (6,461 shares)	16	—	154	—	—	170
Restricted stock grants (19,472 shares)	49	—	282	—	—	331
Restricted stock compensation expense	—	—	166	—	—	166
Cash dividends declared	—	—	—	(2,168)	—	(2,168)
BALANCE – JUNE 30, 2020	21,884	(728)	93,752	138,902	(1,620)	252,190
Net income	—	—	—	6,771	—	6,771
Other comprehensive loss, net of taxes	—	—	—	—	(226)	(226)
Common stock shares issued (7,474 shares)	19	—	143	—	—	162
Cash dividends declared	—	—		(2,174)	—	(2,174)
BALANCE- SEPTEMBER 30, 2020	$21,903	$(728)	$93,895	$143,499	$(1,846)	$256,723
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,339	$11,345
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(2,497)	(1,279)
Gain on sales of foreclosed assets held for resale, including writedowns	(88)	(80)
Gain on sale of premises and equipment	(41)	—
Earnings on investment in bank-owned life insurance	(1,066)	(1,090)
(Gain) Loss on equity securities	(377)	483
Restricted stock compensation expense	362	428
Depreciation and amortization	2,582	2,745
Provision for loan losses	50	8,100
Net amortization of investment securities premiums	1,458	597
Decrease (Increase) in accrued interest receivable	1,204	(1,991)
Decrease in accrued interest payable	(1,017)	(896)
Mortgage loans originated for sale	(89,285)	(92,681)
Proceeds from sales of loans originated for sale	98,881	90,373
(Increase) Decrease in other assets	(1,416)	2,763
Decrease (Increase) in deferred tax expense	221	(1,635)
Increase in other liabilities	1,505	936
Net Cash Provided by Operating Activities	33,815	18,118
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	3,074	5,628
Proceeds from maturities of investment securities available for sale	81,260	39,056
Purchase of investment securities available for sale	(163,874)	(135,939)
Redemption of restricted investment in bank stocks	574	1,763
Net decrease (increase) in loans	149,662	(101,840)
Purchase of bank-owned life insurance	—	(400)
Bank acquisition, net of cash acquired	—	35,262
Insurance book- acquisition	—	(542)
Capital expenditures	(530)	(622)
Proceeds from sales of premises and equipment	213	392
Proceeds from sales of foreclosed real estate	189	363
Net Cash Provided by (Used in) Investing Activities	70,568	(156,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	54,099	126,463
Net increase in time certificates of deposits and interest bearing deposits	177,937	202,795
Net (decrease) increase in short-term borrowings	6,141	19,286
Proceeds from long-term borrowings	15,000	—
Repayments on long-term borrowings	(27,045)	(18,633)
Dividends paid	(6,710)	(6,509)
Common stock repurchased	(420)	—
Common stock issued	45	656
Net Cash Provided by Financing Activities	219,047	324,058
Net Increase in Cash and Cash Equivalents	323,430	185,297
CASH AND CASH EQUIVALENTS — BEGINNING	399,352	114,356
CASH AND CASH EQUIVALENTS — ENDING	$722,782	$299,653
Supplemental disclosures of cash flow information
Interest paid	$6,608	$10,548
Income taxes paid	$6,200	$4,150
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$101	$135
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$—	$(22,167)
Loans	—	(333,362)
Premises and equipment	—	(10,959)
Investment in bank-owned life insurance	—	(10,896)
Restricted investments in bank stocks	—	(1,141)
Foreclosed assets held for resale	—	(464)
Goodwill	—	(22,528)
Core deposit intangible assets	—	(3,560)
Other assets	—	(3,086)
Non-interest bearing deposits	—	103,492
Interest bearing deposits	—	270,566
Trust preferred debentures	—	6,000
Long term borrowings	—	3,450
Other liabilities	—	2,637
Common shares issued	—	57,280
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and Russell Insurance Group, Inc. (RIG). The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its thirty-one community banking offices, including twenty community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania, and eleven community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

RIG is a full-service insurance agency based in Westminster, Maryland, with additional locations in Germantown and Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.

On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. At the effective time of the acquisition, New Windsor merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (NWSB) with and into ACNB Bank. ACNB Bank now operates in the Carroll County, Maryland market as “NWSB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via the network of six community banking offices located in Carroll County, Maryland.

On January 11, 2020, ACNB completed the acquisition of Frederick County Bancorp, Inc. (FCBI), a bank holding company based in Frederick, Maryland. In addition, Frederick County Bank, a Maryland state-chartered bank and FCBI’s wholly-owned subsidiary, merged with and into ACNB Bank. ACNB Bank now operates in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via the network of five community banking offices located in Frederick County, Maryland. Further discussion of the FCBI acquisition can be found in Note 2 of these Notes to Consolidated Financial Statements.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2020 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 5, 2021. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

and, an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU was effective for public business entities in fiscal years ending after December 15, 2020. The Corporation adopted this ASU on December 31, 2020 and the adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2021, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

3.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,715,767 and 8,616,588 weighted average shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, respectively, and 8,720,732 and 8,694,620 for the three months ended September 30, 2021 and 2020, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of September 30, 2021, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2021, 35,587 shares were issued under this plan, of which 29,041 were fully vested, none vested during the quarter, and the remaining 6,546 will vest over the next year. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $28,000 and $143,000 of compensation expenses related to the grants were recognized during the three months ended September 30, 2021 and 2020, respectively. $83,000 and $374,000 of compensation expenses related to the grants were recognized during the nine months ended September 30, 2021 and 2020, respectively.

4.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
In thousands	2021	2020	2021	2020
Service cost	$220	$188	$660	$564
Interest cost	236	270	708	810
Expected return on plan assets	(704)	(687)	(2,112)	(2,061)
Amortization of net loss	314	169	942	507

Net Periodic Benefit Expense (Income)	$66	$(60)	$198	$(180)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2020, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2021. As of September 30, 2021, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 347 active, vested, terminated and retired persons in the plan.

5.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $9,588,000 in standby letters of credit as of September 30, 2021. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2021, for guarantees under standby letters of credit issued is not material.

6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — SEPTEMBER 30, 2021	$(953)	$(9,550)	$(10,503)
BALANCE — DECEMBER 31, 2020	$4,645	$(10,283)	$(5,638)
BALANCE — SEPTEMBER 30, 2020	$4,874	$(6,720)	$(1,846)

7.    Segment Reporting

The Corporation has two reporting segments, the Bank and RIG. RIG is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. RIG offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the nine month periods ended September 30, 2021 and 2020, is as follows:

In thousands	Banking	Insurance	Total
2021
Net interest income and other income from external customers	$66,309	$4,728	$71,037
Income before income taxes	28,416	1,077	29,493
Total assets	2,780,109	12,683	2,792,792
Capital expenditures	530	—	530

2020
Net interest income and other income from external customers	$63,696	$4,541	$68,237
Income before income taxes	12,993	922	13,915
Total assets	2,490,031	13,018	2,503,049
Capital expenditures	595	27	622

Segment information for the three month periods ended September 30, 2021 and 2020, is as follows:

In thousands	Banking	Insurance	Total
2021
Net interest income and other income from external customers	$21,755	$1,519	$23,274
Income before income taxes	8,989	309	9,298
Total assets	2,780,109	12,683	2,792,792
Capital expenditures	277	—	277

2020
Net interest income and other income from external customers	$21,879	$1,499	$23,378
Income before income taxes	8,204	314	8,518
Total assets	2,490,031	13,018	2,503,049
Capital expenditures	17	19	36

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

Amortized cost and fair value of securities at September 30, 2021, and December 31, 2020, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2021
U.S. Government and agencies	$225,315	$825	$2,971	$223,169
Mortgage-backed securities, residential	132,074	2,124	1,199	132,999
State and municipal	42,891	259	440	42,710
Corporate bonds	12,621	198	21	12,798
	$412,901	$3,406	$4,631	$411,676

DECEMBER 31, 2020
U.S. Government and agencies	$181,704	$2,117	$218	$183,603
Mortgage-backed securities, residential	105,327	3,529	34	108,822
State and municipal	35,930	561	7	36,484
Corporate bonds	8,784	41	16	8,809
	$331,745	$6,248	$275	$337,718

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2021
Mortgage-backed securities, residential	$7,220	$262	$—	$7,482
	$7,220	$262	$—	$7,482
DECEMBER 31, 2020
Mortgage-backed securities, residential	$10,294	$474	$—	$10,768
	$10,294	$474	$—	$10,768

Fair value of equity securities with readily determinable fair values at September 30, 2021, September 30, 2020, and December 31, 2020, are as follows:

In thousands	Fair Value at January 1, 2021	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2021
SEPTEMBER 30, 2021
CRA Mutual Fund	$1,065	$—	$20	$1,045
Stock in other banks	1,105	397	—	1,502
	$2,170	$397	$20	$2,547

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at September 30, 2020
SEPTEMBER 30, 2020
CRA Mutual Fund	$1,045	$25	$—	$1,070
Stock in other banks	1,318	—	508	810
	$2,363	$25	$508	$1,880

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2020
DECEMBER 31, 2020
CRA Mutual Fund	$1,045	$25	$5	$1,065
Stock in other banks	1,318	—	213	1,105
	$2,363	$25	$218	$2,170

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021, and December 31, 2020:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

SEPTEMBER 30, 2021
U.S. Government and agencies	$148,047	$2,469	$15,014	$502	$163,061	$2,971
Mortgage-backed securities, residential	75,394	1,144	2,713	55	78,107	1,199
State and municipal	22,384	415	901	25	23,285	440
Corporate bond	4,344	21	—	—	4,344	21
	$250,169	$4,049	$18,628	$582	$268,797	$4,631

DECEMBER 31, 2020
U.S. Government and agencies	$32,629	$218	$—	$—	$32,629	$218
Mortgage-backed securities, residential	10,458	34	—	—	10,458	34
State and municipal	2,148	7	—	—	2,148	7
Corporate bond	1,514	16	—	—	1,514	16
	$46,749	$275	$—	$—	$46,749	$275

SECURITIES HELD TO MATURITY

SEPTEMBER 30, 2021
Mortgage-backed securities, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

DECEMBER 31, 2020
Mortgage-backed securities, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At September 30, 2021, sixty-seven available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 6% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2021, thirty-nine available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2021, thirty-six available for sale state and municipal securities had unrealized losses that individually did not exceed 6% of amortized cost. Two of these securities have been in a continuous loss position for

12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At September 30, 2021, five corporate bonds had unrealized losses that individually did not exceed 2% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2021, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2021, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$29,292	$29,505	$—	$—
Over 1 year through 5 years	67,854	68,105	—	—
Over 5 years through 10 years	136,154	134,047	—	—
Over 10 years	47,527	47,020	—	—
Mortgage-backed securities, residential	132,074	132,999	7,220	7,482
	$412,901	$411,676	$7,220	$7,482

The Corporation did not sell any securities available for sale during 2021 or 2020.

At September 30, 2021, and December 31, 2020, securities with a carrying value of $362,378,000 and $301,201,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2021, and December 31, 2020:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
SEPTEMBER 30, 2021
Originated Loans
Commercial and industrial	$154,999	$4,941	$2,120	$—	$162,060
Commercial real estate	484,915	55,952	9,374	—	550,241
Commercial real estate construction	33,549	1,380	—	—	34,929
Residential mortgage	302,905	5,735	75	—	308,715
Home equity lines of credit	75,666	921	—	—	76,587
Consumer	10,502	—	—	—	10,502
Total Originated Loans	1,062,536	68,929	11,569	—	1,143,034
Acquired Loans
Commercial and industrial	30,950	1,518	317	—	32,785
Commercial real estate	218,966	11,657	4,343	—	234,966
Commercial real estate construction	6,653	2,225	—	—	8,878
Residential mortgage	42,160	4,429	1,578	—	48,167
Home equity lines of credit	17,384	37	596	—	18,017
Consumer	1,039	—	—	—	1,039
Total Acquired Loans	317,152	19,866	6,834	—	343,852
Total Loans
Commercial and industrial	185,949	6,459	2,437	—	194,845
Commercial real estate	703,881	67,609	13,717	—	785,207
Commercial real estate construction	40,202	3,605	—	—	43,807
Residential mortgage	345,065	10,164	1,653	—	356,882
Home equity lines of credit	93,050	958	596	—	94,604
Consumer	11,541	—	—	—	11,541
Total Loans	$1,379,688	$88,795	$18,403	$—	$1,486,886

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2020
Originated Loans
Commercial and industrial	$270,047	$5,168	$2,688	$—	$277,903
Commercial real estate	414,538	54,122	10,463	—	479,123
Commercial real estate construction	39,462	1,746	—	—	41,208
Residential mortgage	332,632	4,327	178	—	337,137
Home equity lines of credit	80,560	346	—	—	80,906
Consumer	11,819	—	—	—	11,819
Total Originated Loans	1,149,058	65,709	13,329	—	1,228,096
Acquired Loans
Commercial and industrial	38,882	1,893	1,476	—	42,251
Commercial real estate	245,597	16,706	3,201	—	265,504
Commercial real estate construction	10,300	2,394	—	—	12,694
Residential mortgage	58,787	3,535	1,881	—	64,203
Home equity lines of credit	23,165	97	442	—	23,704
Consumer	1,330	—	2	—	1,332
Total Acquired Loans	378,061	24,625	7,002	—	409,688
Total Loans
Commercial and industrial	308,929	7,061	4,164	—	320,154
Commercial real estate	660,135	70,828	13,664	—	744,627
Commercial real estate construction	49,762	4,140	—	—	53,902
Residential mortgage	391,419	7,862	2,059	—	401,340
Home equity lines of credit	103,725	443	442	—	104,610
Consumer	13,149	—	2	—	13,151
Total Loans	$1,527,119	$90,334	$20,331	$—	$1,637,784

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Balance at beginning of period	$596	$642
Acquisitions of impaired loans	—	354
Reclassification from non-accretable differences	44	258
Accretion to loan interest income	(305)	(495)
Balance at end of period	$335	$759

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

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2021, and December 31, 2020:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
SEPTEMBER 30, 2021
Commercial and industrial	$1,032	$1,032	$883	$491	$1,461
Commercial real estate	1,311	1,311	457	6,384	6,384
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$2,343	$2,343	$1,340	$6,875	$7,845

DECEMBER 31, 2020
Commercial and industrial	$2,031	$2,031	$1,224	$—	$—
Commercial real estate	2,728	2,728	158	5,861	5,861
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	—	—
	$4,759	$4,759	$1,382	$5,962	$5,962

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2021 and 2020:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2021
Commercial and industrial	$1,833	$—	$11	$—
Commercial real estate	1,311	—	6,654	46
Commercial real estate construction	—	—	123	—
Residential mortgage	—	—	50	—
Home equity lines of credit	—	—	—	—
	$3,144	$—	$6,838	$46

SEPTEMBER 30, 2020
Commercial and industrial	$26	$—	$23	$—
Commercial real estate	2,210	—	6,075	42
Commercial real estate construction	—	—	1,173	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	22	3
	$2,236	$—	$7,394	$45

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2021 and 2020:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
SEPTEMBER 30, 2021
Commercial and industrial	$2,109	$—	$5	$—
Commercial real estate	1,507	20	6,685	140
Commercial real estate construction	—	—	126	—
Residential mortgage	—	—	76	—
Home equity lines of credit	—	—	—	—
	$3,616	$20	$6,892	$140

SEPTEMBER 30, 2020
Commercial and industrial	$44	$—	$12	$—
Commercial real estate	1,370	—	6,707	157
Commercial real estate construction	—	—	586	—
Residential mortgage	—	—	118	7
Home equity lines of credit	—	—	49	3
	$1,414	$—	$7,472	$167

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2021, and December 31, 2020, the table below excludes $5.0 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	September 30, 2021	December 31, 2020
Commercial and industrial	$1,523	$2,031
Commercial real estate	4,095	4,909
Commercial real estate construction	—	—
Residential mortgage	—	101
Home equity lines of credit	—	—
	$5,618	$7,041

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and nine months ended September 30, 2021 and 2020. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,679,000 and $3,850,000 at September 30, 2021 and September 30, 2020, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at September 30, 2021 and September 30, 2020, were $79,000 and $143,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructuring at September 30, 2021 and September 30, 2020, which totaled $3,600,000 and $3,707,000, respectively. As of September 30, 2021 and 2020, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2021 and 2020. All other troubled debt restructured loans were current as of September 30, 2021, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of September 30, 2021, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2021 and December 31, 2020, totaled $527,000 and $391,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2021, and December 31, 2020:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
SEPTEMBER 30, 2021
Originated Loans
Commercial and industrial	$211	$921	$639	$1,771	$160,289	$162,060	$—
Commercial real estate	114	1,368	2,514	3,996	546,245	550,241	—
Commercial real estate construction	—	—	—	—	34,929	34,929	—
Residential mortgage	28	237	371	636	308,079	308,715	371
Home equity lines of credit	560	—	59	619	75,968	76,587	59
Consumer	82	3	—	85	10,417	10,502	—
Total originated loans	995	2,529	3,583	7,107	1,135,927	1,143,034	430
Acquired Loans
Commercial and industrial	—	—	—	—	32,785	32,785	—
Commercial real estate	350	—	—	350	234,616	234,966	—
Commercial real estate construction	—	—	—	—	8,878	8,878	—
Residential mortgage	1	170	—	171	47,996	48,167	—
Home equity lines of credit	372	—	—	372	17,645	18,017	—
Consumer	2	1	—	3	1,036	1,039	—
Total acquired loans	725	171	—	896	342,956	343,852	—
Total Loans
Commercial and industrial	211	921	639	1,771	193,074	194,845	—
Commercial real estate	464	1,368	2,514	4,346	780,861	785,207	—
Commercial real estate construction	—	—	—	—	43,807	43,807	—
Residential mortgage	29	407	371	807	356,075	356,882	371
Home equity lines of credit	932	—	59	991	93,613	94,604	59
Consumer	84	4	—	88	11,453	11,541	—
Total Loans	$1,720	$2,700	$3,583	$8,003	$1,478,883	$1,486,886	$430

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2020
Originated Loans
Commercial and industrial	$1,432	$—	$—	$1,432	$276,471	$277,903	$—
Commercial real estate	133	2,463	1,631	4,227	474,896	479,123	—
Commercial real estate construction	—	76	—	76	41,132	41,208	—
Residential mortgage	1,382	335	623	2,340	334,797	337,137	522
Home equity lines of credit	54	60	58	172	80,734	80,906	58
Consumer	98	51	—	149	11,670	11,819	—
Total originated loans	3,099	2,985	2,312	8,396	1,219,700	1,228,096	580
Acquired Loans
Commercial and industrial	122	231	—	353	41,898	42,251	—
Commercial real estate	319	220	—	539	264,965	265,504	—
Commercial real estate construction	42	—	97	139	12,555	12,694	97
Residential mortgage	834	349	146	1,329	62,874	64,203	146
Home equity lines of credit	196	—	32	228	23,476	23,704	32
Consumer	—	16	—	16	1,316	1,332	—
Total acquired loans	1,513	816	275	2,604	407,084	409,688	275
Total Loans
Commercial and industrial	1,554	231	—	1,785	318,369	320,154	—
Commercial real estate	452	2,683	1,631	4,766	739,861	744,627	—
Commercial real estate construction	42	76	97	215	53,687	53,902	97
Residential mortgage	2,216	684	769	3,669	397,671	401,340	668
Home equity lines of credit	250	60	90	400	104,210	104,610	90
Consumer	98	67	—	165	12,986	13,151	—
Total Loans	$4,612	$3,801	$2,587	$11,000	$1,626,784	$1,637,784	$855

    The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2021
Allowance for Loan Losses
Beginning balance - July 1, 2021	$4,630	$10,127	$457	$2,976	$573	$461	$983	$20,207
Charge-offs	(1,073)	—	—	—	(22)	(2)	—	(1,097)
Recoveries	14	—	—	—	—	17	—	31
Provisions (credits)	(422)	457	54	391	50	(19)	(511)	—
Ending balance - September 30, 2021	$3,149	$10,584	$511	$3,367	$601	$457	$472	$19,141

Beginning balance - January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(1,105)	—	—	—	(22)	(65)	—	(1,192)
Recoveries	30	—	—	—	—	27	—	57
Provisions (credits)	187	1,015	8	(28)	(70)	(153)	(909)	50
Ending balance - September 30, 2021	$3,149	$10,584	$511	$3,367	$601	$457	$472	$19,141
Ending balance: individually evaluated for impairment	$883	$457	$—	$—	$—	$—	$—	$1,340
Ending balance: collectively evaluated for impairment	$2,266	$10,127	$511	$3,367	$601	$457	$472	$17,801

Loans Receivable
Ending balance	$194,845	$785,207	$43,807	$356,882	$94,604	$11,541	$—	$1,486,886
Ending balance: individually evaluated for impairment	$1,523	$7,695	$—	$—	$—	$—	$—	$9,218
Ending balance: collectively evaluated for impairment	$193,322	$777,512	$43,807	$356,882	$94,604	$11,541	$—	$1,477,668

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2020
Allowance for Loan Losses
Beginning balance - July 1, 2020	$2,656	$8,135	$251	$3,074	$661	$661	$2,915	$18,353
Charge-offs	(14)	(675)	—	—	—	(63)	—	(752)
Recoveries	3	—	—	—	28	18	—	49
Provisions	430	2,272	222	504	58	134	(2,070)	1,550
Ending balance - September 30, 2020	$3,075	$9,732	$473	$3,578	$747	$750	$845	$19,200

Beginning balance - January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,048)	(675)	—	—	—	(153)	—	(2,876)
Recoveries	78	6	—	—	29	28	—	141
Provisions (credits)	2,645	3,708	175	1,023	99	225	225	8,100
Ending balance - September 30, 2020	$3,075	$9,732	$473	$3,578	$747	$750	$845	$19,200
Ending balance: individually evaluated for impairment	$23	$213	$—	$—	$—	$—	$—	$236
Ending balance: collectively evaluated for impairment	$3,052	$9,519	$473	$3,578	$747	$750	$845	$18,964

Loans Receivable
Ending balance	$345,011	$754,074	$50,367	$428,480	$109,293	$13,658	$—	$1,700,883
Ending balance: individually evaluated for impairment	$46	$10,445	$—	$101	$—	$—	$—	$10,592
Ending balance: collectively evaluated for impairment	$344,965	$743,629	$50,367	$428,379	$109,293	$13,658	$—	$1,690,291

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2020
Allowance for Loan Losses
Ending balance	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Ending balance: individually evaluated for impairment	$1,224	$158	$—	$—	$—	$—	$—	$1,382
Ending balance: collectively evaluated for impairment	$2,813	$9,411	$503	$3,395	$693	$648	$1,381	$18,844

Loans Receivable
Ending balance	$320,154	$744,627	$53,902	$401,340	$104,610	$13,151	$—	$1,637,784
Ending balance: individually evaluated for impairment	$2,031	$8,589	$—	$101	$—	$—	$—	$10,721
Ending balance: collectively evaluated for impairment	$318,123	$736,038	$53,902	$401,239	$104,610	$13,151	$—	$1,627,063

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

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of September 30, 2021, the Corporation had no temporary modifications.

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

The Corporation’s Commercial loan portfolio previously had loans affected by COVID-19; however at September 30, 2021 there were no loans that are expected to suffer greater losses as a result of COVID-19.

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

As of September 30, 2021, the Corporation had originated approximately 2,217 applications for $223,036,703 of loans under the PPP. Fee income was approximately $9.5 million, before costs. The Corporation recognized $1,281,000 and $4,411,000 of PPP fee income through the three and nine months ended September 30, 2021, respectively. The remaining amount will be recognized in future quarters. The Corporation recognized $741,000 and $1,417,000 of PPP fee income through the three and nine months ended September 30, 2020.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at September 30, 2021, and December 31, 2020, are as follows:

		September 30, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$223,169	$—	$223,169	$—
Mortgage-backed securities, residential		132,999	—	132,999	—
State and municipal		42,710	—	42,710	—
Corporate bonds		12,798	—	12,798	—
Total securities available for sale	Recurring	$411,676	$—	$411,676	$—
Equity securities with readily determinable fair values	Recurring	$2,547	$2,547	$—	$—
Collateral dependent impaired loans	Nonrecurring	$5,474	$—	$—	$5,474

		December 31, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$183,603	$—	$183,603	$—
Mortgage-backed securities, residential		108,822	—	108,822	—
State and municipal		36,484	—	36,484	—
Corporate bonds		8,809	—	8,809	—
Total securities available for sale	Recurring	$337,718	$—	$337,718	$—
Equity securities with readily determinable fair values	Recurring	$2,170	$2,170	$—	$—
Collateral dependent impaired loans	Nonrecurring	$7,498	$—	$—	$7,498

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2021
Impaired loans	$5,474	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(51)%

December 31, 2020
Impaired loans	$7,498	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(52)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2021:

	September 30, 2021
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$22,479	$22,479	$9,400	$13,079	$—
Interest-bearing deposits in banks	700,303	700,303	700,303	—	—
Equity securities available for sale	2,547	2,547	2,547	—	—
Investment securities available for sale	411,676	411,676	—	411,676	—
Investment securities held to maturity	7,220	7,482	—	7,482	—
Loans held for sale	3,935	3,935	—	3,935	—
Loans, less allowance for loan losses	1,467,745	1,490,133	—	—	1,490,133
Accrued interest receivable	5,746	5,746	—	5,746	—
Restricted investment in bank stocks	2,368	2,368	—	2,368	—

Financial liabilities:
Demand deposits and savings	1,966,499	1,966,499	—	1,966,499	—
Time deposits	451,062	453,159	—	453,159	—
Short-term borrowings	44,605	44,605	—	44,605	—
Long-term borrowings	20,700	21,027	—	21,027	—
Trust preferred subordinated debt	21,000	20,132	—	20,132	—
Accrued interest payable	417	417	—	417	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2021, and December 31, 2020:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$44,605	$—	$44,605	$(44,605)	$—	$—

December 31, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$38,464	$—	$38,464	$(38,464)	$—	$—

(a) As of September 30, 2021, and December 31, 2020, the fair value of securities pledged in connection with repurchase agreements was $48,058,000 and $54,680,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2021:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$44,605	$—	$—	$—	$44,605
Total	$44,605	$—	$—	$—	$44,605

12.    Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	September 30, 2021	December 31, 2020
FHLB advances	$18,000	$38,716
Loan payable to local bank	—	1,329
Loan payable variable rate	2,700	2,700
Trust preferred subordinated debt	—	5,000
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	—
	$41,700	$53,745

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advances have maturity dates from 2021 to 2023 with a weighted average rate of 2.67%.

The loan payable to a local bank has a fixed rate of 4.5% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty. This loan payable was paid off during the second quarter of 2021.

The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by

ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is October 6, 2021, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

The first trust preferred subordinated debt is comprised of debt securities issued by New Windsor in June 2005 and assumed by ACNB Corporation through the acquisition. New Windsor issued $5,000,000 of 6.39% fixed rate capital securities to institutional investors in a private pooled transaction. The proceeds were transferred to New Windsor as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual arrangements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities. The trust preferred security was paid off during the second quarter of 2021.

The second trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On September 30, 2021, the most recent interest rate reset date, the interest rate was adjusted to 1.74600% for the period ending September 13, 2021. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
RIG amortized intangible assets	$10,428	$7,374
New Windsor core deposit intangibles	2,418	1,561
FCBI core deposit intangibles	3,560	1,084

The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The annual analysis is scheduled to occur within the fourth quarter of 2021. At September 30, 2021, ACNB cannot project the outcome of the annual analysis, however there are no events or circumstances indicating impairment.

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

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities – ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $496,780,000 and $399,544,000 at September 30, 2021 and 2020, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

Service charges on deposit accounts – Deposits are included as liabilities in the consolidated balance sheets. Service charges on deposit accounts include: overdraft fees, which are charged when customers overdraw their accounts beyond available funds; automated teller machine (ATM) fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-

day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. Incremental costs of obtaining deposit contracts are not significant and are recognized as expense when incurred within non-interest expense in the consolidated statements of income.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on RIG’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2020. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the nine months ended September 30, 2021. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended September 30, 2021, compared to Quarter ended September 30, 2020

Executive Summary

Net income for the three months ended September 30, 2021, was $7,360,000, compared to a net income of $6,771,000 for the same quarter in 2020, an increase of $589,000 or 8.7%. Basic earnings per share for the three month period was $0.84 in 2021 and $0.79 in 2020, or a 6.3% increase. The higher net income for the third quarter of 2021 was primarily a result of higher fee income and less loan loss provision compared to the third quarter of 2020 in which the Pandemic caused higher provision expense. Net interest income for the quarter ended September 30, 2021 decreased $366,000, or 2.0%, as decreases in total interest income were more than decreases in total interest expense. Provision for loan losses was $0 for the quarter ended September 30, 2021, compared to $1,550,000 for the same quarter in 2020, based on the adequacy analysis including estimation of 2020 COVID-19 related losses (that even though not realized were believed to be embedded in the loan portfolio in the third quarter of 2020), resulting in an allowance to total loans of 1.29% (1.67% of non-acquired loans) at September 30, 2021. Other income increased $262,000, or 5.2%, due in part to increases in fees from fiduciary and investment activities and increases in most other categories while fees from selling mortgages into the secondary market decreased. Other expenses increased $666,000, or 5.0%, due in part to normal personnel, occupancy and regulatory expenses. During the third quarter of 2021, there were $0 in merger/system conversion related expenses for the acquisition of Frederick County Bancorp, Inc. (FCBI) that was effective on January 11, 2020. Although continuing to be profitable, ACNB was profoundly impacted by the COVID-19 events, as were most community banks.

Net Interest Income

Net interest income totaled $18,000,000 for the three months ended September 30, 2021, compared to $18,366,000 for the same period in 2020, a decrease of $366,000, or 2.0%. Net interest income decreased due to a decrease in interest income in a greater amount than the decrease in interest expenses. Interest income decreased $1,842,000, or 8.6%, due to the change in mix of average earning assets, in addition to decreased rates due to market events. The decrease in interest expense resulted from deposit rate decreases in addition to a favorable change in deposit mix (as discussed below). Loans outstanding was a result of active participation in the SBA Payroll Protection Program (PPP) offset by loan paydowns and payoffs ( including the PPP loans) despite concerted effort by management to counteract the recent year trend of the market area’s heightened competition and the COVID-19 related slow economic conditions. Loan yields were negatively impacted by declines in the U.S. Treasury yields and other market driver interest rates. The third quarter saw continued lower market yields and the difference between longer term rates and shorter term rates was generally modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments ($642,000) and PPP fees ($1,281,000) recognized that increased yield. Both are finite in amount and nonrecurring in nature, especially the PPP fees, that will not repeat in this magnitude in upcoming periods. Interest income increased on investment securities due to increased new purchases at rates lower than rates on maturing investments. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during the third quarter of 2021; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the lingering effects of COVID-19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, allowing economic conditions in the Corporation’s marketplace to eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, after COVID-19, Federal Open Market Committee (FOMC) actions, rates on transaction, savings and time deposits were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense decreased $1,476,000, or 49.9%, due to lower rates offsetting higher volume on transaction deposits, certificate of deposit rate decreases and lower volume, and by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25% at which they remain. The effects of these rate actions and a host of other responses cannot be predicted currently. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the third quarter of 2021 was 2.70% compared to 3.07% during the same period in 2020. Also comparing the third quarter of 2021 to 2020, the yield on interest earning assets decreased by 0.70% and the cost of interest bearing liabilities decreased by 0.34%. The net interest margin was 2.79% for the third quarter of 2021 and 3.21% for the third quarter of 2020. The net interest margin decrease was net of lower purchase accounting adjustments which decreased 11 basis points, but was more impacted by sharp market rate decreases (including PPP loans fees) and less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets.

Average earning assets were $2,560,000,000 during the third quarter of 2021, an increase of $287,000,000 from the average for the third quarter of 2020. Average interest bearing liabilities were $1,861,000,000 in the third quarter of 2021, an increase of $72,000,000 from the same period in 2020. Non-interest demand deposits increased $69,000,000 on average over the same period in 2020. All increases were a result of COVID-19 related slow economic activity that tend to concentrate increased liquidity into the banking system, including PPP loan proceeds.

Provision for Loan Losses

The provision for loan losses was $0 in the third quarter of 2021 and $1,550,000 in the third quarter of 2020. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the FCBI acquisition or the New Windsor Bancorp, Inc. acquisition completed in 2017 (New Windsor), which were recorded at fair value as of the acquisition dates. Total impaired loans at September 30, 2021 were (14.0)% lower when compared to December 31, 2020. Nonaccrual loans decreased by 20.2%, or $1,423,000, since December 31, 2020; all substandard loans decreased by 9.5% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. The third quarter of 2021 provision was calculated to be much lower due to the intervening provisioning for the impact of the COVID-19 pandemic and the continued reduction in modifications made in prior periods because of COVID-19. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The qualitative factor for this event and a related factor on commercial and industrial loan collateral was stable. The lack of the provision in the third quarter of 2021, was despite loss incurred in 2021 charge-offs as allowance for the losses were calculated in prior periods. Otherwise Management concluded that the loan portfolio exhibited continued general stability in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The long term effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factors. This same analysis concluded that the unallocated allowance should be in the same range in the third quarter of 2021 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2021, the Corporation had net charge-offs of $1,066,000, as compared to net charge-offs of $703,000 for the third quarter of 2020.

Other Income

Total other income was $5,274,000 for the three months ended September 30, 2021, up $262,000, or 5.2%, from the third quarter of 2020. Fees from deposit accounts increased by $73,000, or 8.8%, due to partial resumption of economic activity that produces fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased by $53,000 or 6.6%, to $862,000 due to variations in volume and mix, including COVID-19 related higher online volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. The retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $837,000 for the three months ended September 30, 2021, as compared to $659,000 for the third quarter of 2020, a 27.0% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance decreased by $9,000, or 2.5%, as a net result of varying crediting rates and administrate cost. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $27,000, or 1.6%, to $1,715,000 during the three month period due to increases in commission on recurring books of business due to economic activity factors. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions vary from prior periods, due to specific claims at RIG and trends in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Estimation of upcoming contingent commissions is not calculable at September 30, 2021. Income for sold mortgages included in other income, decreased by $127,000 or (29.7)% due to less demand for refinancing in the current rate environment; such demand is rate dependent and therefore volatile. There were no gains or losses on sales of securities during the third quarter of 2021 and 2020. A $0 net fair value loss was recognized on local bank and CRA-related equity securities during the third quarter of 2021 due to normal variations in market value on publicly-traded local bank stocks, compared to a $82,000 net fair value loss during the third quarter of 2020 when these stocks were volatile from economic events. No equity securities were sold in either period. Other income in the three months ended September 30, 2021, was down by $15,000, or 4.7%, to $304,000 due to a variety of other fee income variances, mostly volume related.

Other Expenses

Other expenses for the quarter ended September 30, 2021 were $13,976,000, an increase of $666,000 or 5.0%, most of which was the result of managing expenditures in the current low economic activity period.

The largest component of other expenses is salaries and employee benefits, which moderately increased by $296,000, or 3.4%, when comparing the third quarter of 2021 to the same period a year ago. Overall, the limited increase in salaries and employee benefits was the result of factors as follows:

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

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was up by $126,000, or 210.0%, when comparing the three months ended September 30, 2021, to the three months ended September 30, 2020, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $117,000, or 13.7% during the period, mostly due to deferred maintenance acceleration. Equipment expense decreased by $103,000, or 8.0%, due to tech equipment expenditures which vary due to specific projects. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. ACNB Bank executed a third quarter core system conversion that will change various expense components (the future expense cannot be fully estimated) when complete as part of its Digital Transformation strategy. Technology investments and training allowing staff to work from home continues to prove invaluable in keeping the Bank operational during the resurging pandemic.

Professional services expense totaled $422,000 during the third quarter of 2021, as compared to $265,000 for the same period in 2020, an increase of $157,000, or 59.2%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that occur at different times of each year, such as loan and compliance reviews.

Marketing and corporate relations expenses were $81,000 for the third quarter of 2021, or 19.8% lower, as compared to the same period of 2020. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense recovery (from prior year losses) was $88,000 and $89,000 for the three months ended September 30, 2021 and 2020, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The net recoveries in 2021 and 2020 were related to final liquidation on unrelated properties which incurred expenses in prior periods. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2021 depending on the unknown expenses related to new properties acquired. Foreclosure actions could be delayed in the COVID-19 environment.

Other tax expense increased by $72,000, or 22.4%, mostly due to the FCB acquisition comparing the three months ended September 30, 2021 and 2020, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased due to retained earnings equity and acquisitions. Supplies and postage expense increased by 36.6% due to variation in the timing of necessary replenishments. FDIC and regulatory expense increased 17.1% due to prior period use of credits that did not repeat in the current period. Intangible amortization decreased 8.9% on bank acquisition calculations while RIG was stable on books of business purchases. Other operating expenses increased by $85,000, or 6.7%, in the third quarter of 2021, as compared to the third quarter of 2020. Increases included electronic banking and telecommunication related costs. In addition, other expenses include the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, which added approximately $37,000 to other expenses in the third quarter of 2021 compared to $47,000 in the third quarter of 2020. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure recognizing the value of electronic and other banking channels to customers and the significant revenue generated especially in the debit card arena.

Provision for Income Taxes

The Corporation recognized income taxes of $1,938,000, or 20.8% of pretax income, during the third quarter of 2021, as compared to $1,747,000, or 20.5% of pretax income, during the same period in 2020. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $70,000 and $66,000 for the three months ended September 30, 2021 and 2020, respectively.

Nine Months ended September 30, 2021, compared to Nine Months ended September 30, 2020

Executive Summary

Net income for the nine months ended September 30, 2021, was $23,339,000, compared to $11,345,000 for the same nine months in 2020, an increase of $11,994,000 or 105.7%. Basic earnings per share for the nine month period was $2.67 in 2021 and $1.32 in 2020 or a 102.3% increase over the prior period. The higher net income for the first three quarters of 2021 was primarily a result of less loan loss provision compared to the first three quarters of 2020, one-time merger expenses in the first quarter of 2020, and higher fee income. Net interest income for the nine months ended September 30, 2021 decreased $272,000, or 0.5%, as decreases in total interest income were more than decreases in total interest expense. Provision for loan losses was $50,000 for the nine months ended September 30, 2021, compared to $8,100,000 for the same nine months in 2020, based on the adequacy analysis including estimation of 2020 COVID-19 related losses (that even though not realized were believed to be embedded in the loan portfolio in the first half of 2020), resulting in an allowance to total loans of 1.29% (1.67% of non-acquired loans) at September 30, 2021. Other income increased $3,072,000, or 21.8%, due in part to earlier in the year increases in bank fees from selling mortgages into the secondary market and change in equity securities fair value. Other expenses decreased $4,728,000, or 10.2%, due mostly to merger-related expenses in 2020 in connection with the acquisition of FCBI. During the nine months ended September 30, 2021, there were $0 in merger/system conversion related expenses for the acquisition of FCBI that was effective on January 11, 2020. Although continuing to be profitable, ACNB was profoundly impacted by the COVID-19 events, as were most community banks.

Net Interest Income

Net interest income totaled $53,894,000 for the nine months ended September 30, 2021, compared to $54,166,000 for the same period in 2020, a decrease of $272,000, or 0.5%. Net interest income decreased due to a decrease in interest income to a greater extent than a decrease in interest expense. Interest income decreased $4,333,000, or 6.8%, due to the change in mix of average earning assets, in addition to decreased rates due to market events. The decrease in interest expense resulted from deposit rate decreases in addition to a favorable change in deposit mix (as discussed below). Decreased loans outstanding was a result of active participation in the short term PPP loans and their subsequent paydown, despite concerted effort by management to offset the recent year trend of the market area’s heightened competition and the COVID-19 related slow economic conditions. Loan yields were negatively impacted by declines in the U.S. Treasury yields and other market driver interest rates. The first three quarters of 2021 saw continued lower market yields and the difference between longer term rates and shorter term rates was generally modest. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were FCBI purchase accounting adjustments that increased yield. Interest income increased on investment securities due to new purchases despite lower rates than rates on maturing investments. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during the first nine months of 2021; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of COVID-19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, as economic conditions in the Corporation’s marketplace eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in and influence the rates the Corporation and the local market pay for deposits. However, after

COVID-19 FOMC actions, rates on transaction, savings and time deposits were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense decreased $4,061,000, or 42.1%, due to lower rates offsetting higher volume on transaction deposits, certificate of deposit rate decreases and lower volume, and by less use of higher cost borrowings in the first three quarters of 2021. The medical need to stop the spread of COVID-19 caused government officials to close or restrict operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25%. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first nine months of 2021 was 2.78% compared to 3.33% during the same period in 2020. Also comparing the first nine months of 2021 to 2020, the yield on interest earning assets decreased by 0.98% and the cost of interest bearing liabilities decreased by 0.43%. The net interest margin was 2.90% for the first nine months of 2021 and 3.42% for the first nine months of 2020. The net interest margin decrease was net of lower purchase accounting adjustments which decreased 11 basis points, but was more impacted by sharp market rate decreases (including PPP loans) and less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets. PPP fees recognized year to date 2021 were $4,411,000 and purchase accounting added another $2,384,000 to interest income. Both are finite in amount and duration, especially the PPP fees, and will not repeat at this magnitude in future periods. $2,205,000 in PPP deferred fees remain at September 30th.

Average earning assets were $2,483,000,000 during the first nine months of 2021, an increase of $443,000,000 from the average for the first nine months of 2020. Average interest bearing liabilities were $1,786,000,000 in the first nine months of 2021, an increase of $299,000,000 from the same period in 2020. Non-interest demand deposits increased $128,000,000 on average. All increases were a result of COVID-19 related slow economic activity that tend to concentrate increased liquidity into the banking system.

Provision for Loan Losses

The provision for loan losses was $50,000 in the first nine months of 2021 and $8,100,000 in the first nine months of 2020. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the FCBI acquisition or the New Windsor acquisition, which were recorded at fair value as of the acquisition dates. Total impaired loans at September 30, 2021 were 14.0% lower compared to December 31, 2020. Nonaccrual loans decreased by 20.2%, or $1,423,000, since December 31, 2020; all substandard loans decreased by 9.5% in that period. Each quarter, the Corporation assesses risk in the loan portfolio and reserve required compared with the balance in the allowance for loan losses and the current evaluation factors. The first nine months of 2021 provision was calculated to be much lower due to the intervening provisioning for the impact of the COVID-19 pandemic and the continued reduction in modifications made in prior periods because of COVID-19. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The qualitative factor for this event and a related factor on commercial and industrial loan collateral was stable. The $50,000 in provision expense was due to limited loss incurred in 2021 charge-offs. Otherwise, Management concluded that the loan portfolio exhibited continued general stability in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The long term effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factors. This same analysis concluded that the unallocated allowance should be in the same range in 2021 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2021, the Corporation had net charge-offs of $1,135,000, as compared to net charge-offs of $2,735,000 for the first nine months of 2020.

Other Income

Total other income was $17,143,000 for the nine months ended September 30, 2021, up $3,072,000, or 21.8%, from the first nine months of 2020. At the Corporation’s wholly-owned insurance subsidiary, Russell Insurance Group, Inc. (RIG), revenue was up by $206,000, or 4.3%, to $4,951,000 during the period due to increases in contingent commission volume, net of lower commission on recurring books of business due to economic activity factors. A continuing risk to RIG revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as RIG. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions were higher than the prior year, due to specific claims at RIG and trends in the entire insurance marketplace in general in prior periods. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Estimation of upcoming contingent commission is not calculable at September 30, 2021. Revenue from ATM and debit card transactions increased by $375,000 or 17.4%, to $2,536,000 due to variations in volume and mix, including COVID-19 related higher online volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. Another challenge to this revenue source is the general COVID-19 event and related impact caused decrease in retail activity and the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income for sold mortgages included in other income, increased earlier in the year by $1,218,000 or 95.2% due to demand for refinancing in the low rate environment; such demand is rate dependent and therefore volatile. Fees from deposit accounts decreased by $32,000, or 1.3%, due to COVID-19 related decrease in economic activity that reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,363,000 for the nine months ended September 30, 2021, as compared to $1,982,000 for the first nine months of 2020, a 19.2% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance decreased by $24,000, or 2.2%, as a net result of varying crediting rates and administrative cost. Other income in the nine months ended September 30, 2021, was up by $88,000, or 10.5%, to $925,000 due to a variety of other fee income variances, mostly volume related. A $377,000 net fair value gain was recognized on local bank and CRA-related equity securities during the first nine months of 2021 due to less concern on COVID-19 related negative market value effect on publicly-traded stocks, compared to a $483,000 net fair value loss during the first nine months of 2020 when such concerns were high. No equity securities were sold in either quarter. There were no gains or losses on sales of securities during the first nine months of 2021 and 2020.

Other Expenses

Other expenses for the nine months ended September 30, 2021 were $41,494,000, a decrease of $4,728,000 or 10.2%, most of which was the result of the first quarter of 2020 merger expenses of $5,965,000. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking fees and preparing purchase accounting adjustments. Integration expenses included severance payments to FCBI staff separated by the merger, consultant costs to integrate FCBI systems into ACNB’s and the cost to terminate all FCBI core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.

The largest component of other expenses is salaries and employee benefits, which moderately increased by $528,000, or 2.1%, when comparing the first nine months of 2021 to the same period a year ago. Overall, the increase in salaries and employee benefits was the result of increases as follows:

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

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was up by $378,000, or 210.0%, when comparing the nine months ended September 30, 2021, to the nine months ended September 30, 2020, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $337,000, or 12.4% during the period, mostly due to higher first quarter seasonal expense and deferred and periodic maintenance expenditures. Equipment expense decreased by $256,000, or 6.3%, due to tech equipment expenditures which vary due to specific projects. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. ACNB Bank executed a third quarter core system conversion that will change various expense components (which cannot be fully estimated) when complete as part of its Digital Transformation strategy. Technology investments and training allowing staff to work from home continues to prove invaluable in keeping the Bank operational during the pandemic.

Professional services expense totaled $890,000 during the first nine months of 2021, as compared to $921,000 for the same period in 2020, a decrease of $31,000, or 3.4%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that are not on a regular recurring basis.

Marketing and corporate relations expenses were $220,000 for the first nine months of 2021, or 50.2% lower, as compared to the same period of 2020. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed real estate expense recovery (from prior year losses) was $90,000 and $182,000 for the nine months ended September 30, 2021 and 2020, respectively. The expense varies based upon the number and mix of commercial and residential real estate properties, unpaid property taxes, and deferred maintenance required upon acquisition. In addition, some properties suffer decreases in value after acquisition, requiring write-downs to fair value during the prolonged marketing cycles for these distressed properties. The higher net expense recovery in 2020 was related to final liquidation on unrelated properties which incurred expenses in prior periods. Foreclosed assets held for resale expenses or recoveries will vary in the remainder of 2021 depending on the unknown expenses related to new properties acquired and final disposition. Foreclosure actions could be delayed in the COVID-19 environment.

Other tax expense increased by $210,000, or 21.7%, comparing the nine months ended September 30, 2021 and 2020, mostly due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased due to retained earnings equity (including such amount acquired in the 2020 merger). Supplies and postage expense decreased by 2.7% due to variation in the timing of necessary replenishments and with more use of electronic delivery. FDIC and regulatory expense increased 77.6% due to prior period use of credits that did not repeat in the current period. Intangible amortization decreased 7.7% due to bank acquisition calculation net of higher RIG amortization on new book purchases. Other operating expenses increased by $359,000, or 9.6%, in the first nine months of 2021, as compared to the first nine months of 2020. Increases included electronic banking and telecommunication costs. Other expenses including the expense of reimbursing debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, which added approximately $131,000 to other expenses in the first nine months of 2021 compared to $91,000 in the first nine months of 2020. Third-party breaches also cause additional card inventory and processing costs to the Corporation, none of which is expected to be recovered from the third-party merchants or other parties where the breaches occur. The debit card electronic delivery channel is valued by customers and provides significant revenue to the Corporation. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures in place to limit exposure.

Provision for Income Taxes

The Corporation recognized income taxes of $6,154,000, or 20.9% of pretax income, during the first nine months of 2021, as compared to $2,570,000, or 18.5% of pretax income, during the same period in 2020. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $211,000 and $193,000 for the nine months ended September 30, 2021 and 2020, respectively.

FINANCIAL CONDITION

Assets totaled $2,792,792,000 at September 30, 2021, compared to $2,555,362,000 at December 31, 2020, and $2,503,049,000 at September 30, 2020. Average earning assets during the nine months ended September 30, 2021, increased to $2,483,000,000 from $2,040,000,000 during the same period in 2020. Average interest bearing liabilities increased in 2021 to $1,786,000,000 from $1,4871,000,000 in 2020.

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

At September 30, 2021, the securities balance included a net unrealized loss on available for sale securities of $953,000, net of taxes, on amortized cost of $412,901,000 versus a net unrealized gain of $4,645,000, net of taxes, on amortized cost of $331,745,000 at December 31, 2020, and a net unrealized gain of $4,874,000, net of taxes, on amortized cost of $307,404,000 at September 30, 2020. The change in fair value of available for sale securities during 2021 was a result of the higher amount of investments in the available for sale portfolio and by an decrease in fair value from an late in the quarter increase in the U.S. Treasury yield curve rates (which varies daily with volatility) and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve reinstituted their rate-decreasing Quantitative Easing program in the COVID-19 crisis; and after increasing the fed funds rate in mid-December 2015 through December 2018 the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis; both actions causing the U.S. Treasury yield curve to decrease in 2020. However, the bond market sensed that government stimulus would lead to inflation and the yield curve increased in terms relevant to the investment securities in the Corporation’s portfolio as of September 30, 2021, leading to fair value decreases. However, fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At September 30, 2021, the securities balance included held to maturity securities with an amortized cost of $7,220,000 and a fair value of $7,482,000, as compared to an amortized cost of $10,294,000 and a fair value of $10,768,000 at December 31, 2020, and an amortized cost of $13,606,000 and a fair value of $14,110,000 at September 30, 2020. The held to maturity securities are U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. Due to changes in accounting rules, no held to maturity securities were added in the past several years. No held to maturity securities were acquired from FCBI.

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

Loans

Loans outstanding decreased by $213,997,000, or 12.6%, at September 30, 2021 from September 30, 2020, and decreased by $150,898,000, or 9.2%, from December 31, 2020, to September 30, 2021. The decrease in loans year to date is largely attributable to the sale of most new residential mortgages, PPP loan payoffs, and the payoff of loans in the residential mortgage, consumer, and government lending portfolios. Year over year, organic loan declines is primarily a result of active participation and subsequent payoffs in the Paycheck Protection Program (PPP) as well as the other factors mentioned above. Despite the intense competition in the Corporation’s market areas, there is a continued focus internally on asset quality and disciplined underwriting standards in the loan origination process. In all periods, residential real estate lending and refinance activity was sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs were anticipated in the remainder of 2021 from either customers’ cash reserves or refinancing at competing banks and markets, and currently lending actions are continuing while dealing with modifications and the ongoing work involved with the PPP Small Business Administration (SBA) guaranteed loans. During the first nine months of 2021, total commercial purpose loans decreased and local market portfolio residential mortgages decreased, largely from active participation and subsequent payoffs in the PPP program. Total commercial purpose segments decreased $94,824,000, or 8.5%, as compared to December 31, 2020. $98,000,000 of this decrease was PPP loans written in 2020 and subsequently paid off, net of new 2021 PPP loans to existing ACNB commercial customer base. Otherwise these loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are predominantly bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $52,290,000 at September 30, 2021, a decrease of 24.0% from $68,772,000 held at the end of 2020; these loans are especially subject to refinancing in a low rate environment. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $54,464,000, or 10.8%, as compared to December 31, 2020. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $451,486,000 total in residential mortgage loans at September 30, 2021, $118,375,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.8% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of September 30, 2021, the Corporation had an outstanding balance of $40,798,000 under the PPP program, net of repayments and forgiveness to date. Gross fees collected totaled $9,491,000. Of this amount, fee income recognized was approximately $2,875,000, before costs in 2020. $4,407,000 was recognized as adjustment to interest income yield during 2021, and the balance will be recognized in future quarters as an adjustment of interest income yield.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $390,607,000, or 26.3% of total loans, at September 30, 2021. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2021 and the resulting allowance at September 30, 2021, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2020 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2021. The amount of the unallocated portion of the allowance was $472,000 at September 30, 2021. Before the COVID-19 event, management concluded that the loan portfolio exhibited continued general improvement in quantitative and qualitative measurements.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, but with increased risk from the impact of the COVID-19 crisis. The provision for year-to-date September 30, 2021 and 2020, was $50,000 and $8,100,000, respectively. More specifically, as total loans decreased from year-end 2020 and the provision expense decreased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

The allowance for loan losses at September 30, 2021, was $19,141,000, or 1.29% of total loans (1.67% of non-acquired loans), as compared to $19,200,000, or 1.13% of loans, at September 30, 2020, and $20,226,000, or 1.23% of loans, at December 31, 2020. The decrease from year-end resulted from charge-offs of $1,135,000 net of recoveries and $50,000 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 9 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020
Beginning balance – January 1	$20,226	$13,835	$13,835
Provisions charged to operations	50	9,140	8,100
Recoveries on charged-off loans	57	238	141
Loans charged-off	(1,192)	(2,987)	(2,876)
Ending balance	$19,141	$20,226	$19,200

Loans past due 90 days and still accruing were $430,000 and nonaccrual loans were $5,618,000 as of September 30, 2021. $79,000 of the nonaccrual balance at September 30, 2021, were in troubled debt restructured loans. $3,600,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $1,743,000 at September 30, 2020, while nonaccruals were $6,885,000. $143,000 of the nonaccrual balance at September 30, 2020, was in troubled debt restructured loans. $3,707,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $855,000 at December 31, 2020, while nonaccruals were $7,041,000. $127,000 of the nonaccrual balance at December 31, 2020, were in troubled debt restructured loans. $3,680,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at

September 30, 2021, September 30, 2020, and December 31, 2020, were approximately $2,351,000, $5,181,000 and $2,607,000, respectively.

Because of the manageable level of nonaccrual loans and with substandard loans in the third quarter of 2021, a $50,000 provision addition to the allowance was necessary due to charge-offs of $1,135,000.

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

Beginning the week of March 16, 2020, the Corporation began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of September 30, 2021, the Corporation had no temporary modifications.

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2021, as compared to December 31, 2020, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2021
Owner occupied commercial real estate	8	$3,980	$457	$—	In market	2008 - 2019
Investment/rental residential real estate	1	115	—	—	In market	2016
Commercial and industrial	3	1,523	883	970	In market	2008 - 2019
Total	12	$5,618	$1,340	$970

December 31, 2020
Owner occupied commercial real estate	9	$4,601	$124	$—	In market	2008 - 2019
Investment/rental residential real estate	3	410	34	—	In market	2009 - 2016
Commercial and industrial	2	2,030	1,224	—	In market	2008 - 2019
Total	14	$7,041	$1,382	$—

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

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at September 30, 2021.

Owner occupied commercial real estate at September 30, 2021, includes seven unrelated loan relationships. A $957,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year, subsequent payments have been received under a forbearance agreement. An $802,000 merger-

acquired loan relationship for a light manufacturing enterprise which was performing when acquired is working through bankruptcy. The other loans in this category have balances of less than $228,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2014 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

A $1,311,000 2017-acquired commercial real estate participation loan (after partial payoff in the third quarter of 2020) was added in the fourth quarter of 2019 and has been currently assigned a $457,000 specific allocation at September 30, 2021.

Investment/rental residential real estate at September 30, 2021, includes one (after two unrelated loans paid off without loss in the third quarter of 2021) totaling $115,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses. The remaining loan relationship in this category was a business affected by COVID-19 but has made payments.

A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations, with a current balance of $640,000. Liquidation is underway with a specific allocation of $21,000 after a $970,000 third quarter charge-off. A related $441,000 owner occupied real estate loan is also in nonaccrual. An unrelated commercial and industrial loan at September 30, 2021 with a balance of $22,000 is currently making payments. A third unrelated loan relationship was added in the first quarter 2021 with an outstanding balance of $862,000 and a specific allocation $862,000 due to concerns on collateralization and liens.

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

Premises and Equipment

During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $53,000 was recognized in the first nine months of 2021 and 2020, respectively. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020. Two community offices closed in the second quarter of 2021 resulted in a small net gain.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. The carrying value of real estate acquired through foreclosure totaled $0 with no properties at September 30, 2021, compared to $0 with no properties and borrowers at December 31, 2020. The decrease in the carrying value was due to all properties sold in 2020. All properties after acquisition are actively marketed. The Corporation expects to obtain and market additional foreclosed assets through the remainder of 2021; however, the total amount and timing is currently not certain.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,417,561,000 as of

September 30, 2021. Deposits increased by $301,985,000, or 14.3%, from September 30, 2020, to September 30, 2021, and increased by $232,036,000, or 10.6%, from December 31, 2020, to September 30, 2021. Deposits increased in the third quarter of 2021 from increased balances in a broad base of accounts from lack of economic activity continuing from the COVID-19 event. Even with this increase in volume, deposit interest expense decreased 56.6% due to lower rates. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trust, credit unions and larger regional banks. During the recession and subsequent slow recovery, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, it is expected that a return to more normal, lower balances will occur when the economy improves. With heightened competition, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. If rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2021, short-term Bank borrowings were $44,605,000, as compared to $38,464,000 at December 31, 2020, and $52,721,000 at September 30, 2020. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2020, repurchase agreement balances were up $6,141,000, or 16.0%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and lack of competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2021 and 2020, or December 31, 2020. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions. Long-term borrowings totaled $41,700,000 at September 30, 2021, versus $53,745,000 at December 31, 2020, and $57,113,000 at September 30, 2020. Long-term borrowings decreased 27.0% from September 30, 2020. $23.7 million was the net decrease to FHLB term Bank borrowings to balance loan demand and deposit growth. FHLB fixed-rate term Bank advances that matured after the first quarter of 2019 were not renewed due to adequate deposit funding sources. A second quarter of 2017 $4.6 million Corporation loan was paid off during the second quarter of 2021 on a borrowing from a local bank that had been made to fund the cash payment to shareholders of the New Windsor acquisition. RIG borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan was paid down to $0 at March 31, 2021. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. The $5 million New Windsor debt was paid off with proceeds from the subordinated debt proceeds in June 2021. On March 30, 2021, ACNB Corporation issued $15,000,000 in Fixed-to-Floating Rate subordinated debt due March 31, 2031. The terms are five year 4% fixed rate and thereafter callable at 100% or a floating rate. The potential use of the net proceeds include retiring outstanding debt of the Corporation, repurchasing issued and outstanding shares of the Corporation, supporting general corporate purposes, underwriting growth opportunities, creating an interest reserve for the notes issued, and downstreaming proceeds to ACNB Bank to continue to meet regulatory capital requirements, increase the regulatory lending ability of the Bank, and support the Bank’s organic growth initiatives. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $269,840,000 at September 30, 2021, compared to $257,972,000 at December 31, 2020, and $256,723,000 at September 30, 2020. Shareholders’ equity increased in the first nine months of 2021 by $11,868,000 primarily due to $16,629,000 in retained earnings from 2021 earnings net of dividends paid to date and the increase in accumulated other comprehensive loss from change in investment market value.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.

Since year end 2020 a $4,865,000 increase in accumulated other comprehensive loss was a result of a net decrease in the fair value of the investment portfolio from the near quarter end increase in market rates and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.
During the first nine months of 2021, ACNB earned $23,339,000 and paid dividends of $6,710,000 for a dividend payout ratio of 28.8%. During the first nine months of 2020, ACNB earned $11,345,000 and paid dividends of $6,509,000 for a dividend payout ratio of 57.4%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2021, 17,897 shares were issued under this plan with proceeds in the amount of $162,000. Year-to-date September 30, 2020, 13,935 shares were issued under this plan with proceeds in the amount of $332,000. Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of September 30, 2021, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of September 30, 2021, 35,587 shares were issued under this plan and 538,468 shares were available for grant. Proceeds are used for general corporate purposes.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 15,101 shares repurchased under the plan during the quarter ended September 30, 2021.

On September 30, 2021, the Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker is authorized to repurchase the Corporation’s common stock on behalf of the Corporation during the period from the close of business on September 30, 2021 through March 31, 2022, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act). The shares will be purchased pursuant to the Corporation’s previously announced stock repurchase program and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2021, and December 31, 2020, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of September 30, 2021, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

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

The banking subsidiary’s capital ratios are as follows:

	September 30, 2021	December 31, 2020	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.04%	9.01%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	15.82%	13.86%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.82%	13.86%	8.00%
Total risk-based capital ratio	17.07%	15.10%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2021, ACNB’s banking subsidiary had a borrowing capacity of approximately $796,110,000 from the FHLB, of which $760,860,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $562,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $44,605,000 and $38,464,000 at September 30, 2021, and December 31, 2020, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2021, the Corporation had unfunded outstanding commitments to extend credit of approximately $384,645,000 and outstanding standby letters of credit of approximately $9,588,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2021, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There are no material changes in risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2021, there were 25,945 shares of common stock granted as restricted stock awards under this plan to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2021, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2021, there were 208,508 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2021, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 15,101 treasury shares purchased under this plan during the quarter ended September 30, 2021.

On September 30, 2021, the Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker is authorized to repurchase the Corporation’s common stock on behalf of the Corporation during the period from the close of business on September 30, 2021 through March 31, 2022, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act). The shares will be purchased pursuant to the Corporation’s previously announced stock repurchase program and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.

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

ACNB CORPORATION (Registrant)

Date:	November 3, 2021	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)